Form 10-Q
period 1997-09-30
FARO TECHNOLOGIES INC
filed 1997-11-13
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549/

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended SEPTEMBER 30, 1997


[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number: 0-23081




                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



                     FLORIDA                               59-3228107
                     -------                               ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA        32746
         ---------------------------------------------        -----
            (Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number, including area code:        407-333-9911


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]*

* REGISTRANT HAS BEEN A REPORTING COMPANY SINCE SEPTEMBER 17, 1997, LESS THAN 90 DAYS FROM THE DATE OF THIS REPORT.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class:                      Outstanding at NOVEMBER 10, 1997:
 Voting Common Stock, $.001 Par Value                 9,919,000

FARO Technologies Inc.
Index to Form 10-Q


PART I.           FINANCIAL INFORMATION                                                    Page Number
         Item 1.  Consolidated Balance Sheets as of December 31, 1996 and
                  SEPTEMBER 30, 1997                                                             3

                  Consolidated Statements of Income for the Three and
                  Nine Months Ended SEPTEMBER 30, 1996 AND 1997                                  4

                  Consolidated Statements of Shareholders' Equity for the Nine Months
                  Ended September 30, 1997                                                       5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended SEPTEMBER 30, 1996 AND 1997                                              6

                  Notes to Consolidated Financial Statements                                     7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      9

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                      12


         Signatures                                                                              13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                    DECEMBER 31,      SEPTEMBER 30,
                                                        1996              1997
                                                    ------------      -------------
CURRENT ASSETS:
  Cash                                               $  263,342       $30,563,703
  Accounts receivable and notes receivable            2,992,681         5,346,731
  Inventories                                         3,298,744         3,747,483
  Deferred tax asset                                    102,500           193,978
  Prepaid expenses                                       40,871            72,522
                                                     ----------       -----------
      Total current assets                            6,698,138        39,924,417
                                                     ----------       -----------
PROPERTY AND EQUIPMENT - At cost:
  Leasehold improvements                                 14,938                 0
  Machinery and equipment                               700,799           838,671
  Furniture and fixtures                                453,892           681,807
                                                     ----------       -----------
      Total                                           1,169,629         1,520,478
Less accumulated depreciation                          (568,279)         (741,365)
                                                     ----------       -----------
      Property and equipment - net                      601,350           779,113
                                                     ----------       -----------

PATENTS                                                 486,480           612,296

DEFERRED TAX ASSET                                       29,700           214,524
                                                     ----------       -----------
TOTAL ASSETS                                         $7,815,668       $41,530,350
                                                     ==========       ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $  611,111        $  896,462
  Accounts payable and accrued liabilities            1,710,814         1,491,568
  Income taxes payable                                  128,216            59,922
  Customer deposits                                     230,393           160,048
  Current portion unearned service revenues             185,180           589,219
                                                     ----------       -----------
      Total current liabilities                       2,865,714         3,197,219
                                                     ----------       -----------
UNEARNED SERVICE REVENUES - less current portion        286,099           368,299
LONG-TERM DEBT - less current portion                   890,156                 0
                                                     ----------       -----------
TOTAL LIABILITIES                                     4,041,969         3,565,518
                                                     ----------       -----------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001,
    10,000,000 shares authorized, none issued
  Common stock - authorized 20,000,000 and 50,000,000
    shares of $.001 par value; issued and
    outstanding 7,000,000 and 9,919,000                   7,000             9,919
  Additional paid-in-capital                          3,961,564        36,670,844
  Retained earnings (Accumulated deficit)              (188,365)        1,896,358
  Cumulative translation adjustments                          0          (103,955)
  Unearned compensation                                  (6,500)         (508,334)
                                                     ----------       -----------
      Total shareholders' equity                      3,773,699        37,964,832
                                                     ----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $7,815,668       $41,530,350
                                                     ==========       ===========


See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                            -------------------------------        ----------------------------
                                                               1996                 1997               1996             1997
                                                            ----------           ----------        -----------      -----------
Sales                                                       $4,083,193           $5,909,306        $10,543,306      $16,227,841
Cost of Sales                                                1,756,120            2,379,114          4,501,114        6,567,395
                                                            ----------           ----------        -----------      -----------
Gross Profit                                                 2,327,073            3,530,192          6,042,192        9,660,446

Operating Expenses:
   Selling                                                     940,900            1,432,265          2,594,593        3,955,236
   General and Administrative                                  195,216              310,082            544,861          916,517
   Depreciation and amortization                                48,682               79,023            174,070          204,998
   Research and development                                    191,917              326,918            428,456          721,757
   Employee stock options                                        5,775                  813             17,325          364,959
                                                            ----------           ----------        -----------      -----------
   Total operating expenses                                  1,382,490            2,149,101          3,759,305        6,163,467
                                                            ----------           ----------        -----------      -----------
Income From Operations                                         944,583            1,381,091          2,282,887        3,496,979

Interest Income                                                  2,372               33,010              7,204           38,841
Other Income                                                    10,494               31,941             13,476           68,754
Interest Expense                                               (53,650)             (43,809)          (176,456)        (109,660)
                                                            ----------           ----------        -----------      -----------
Income Before Income Taxes                                     903,799            1,402,233          2,127,111        3,494,914
Income Tax Expense                                            (399,810)            (573,118)          (940,962)      (1,410,191)
                                                            ----------           ----------        -----------      -----------
Net Income                                                  $  503,989           $  829,115        $ 1,186,149      $ 2,084,723
                                                            ==========           ==========        ===========      ===========
Net Income Per Common Share and
   Common Equivalent Share                                  $     0.07           $     0.11        $      0.16      $      0.28
                                                            ==========           ==========        ===========      ===========
Weighted Average Common Shares and
   Common Equivalent Shares                                  7,329,240            7,750,062          7,329,240        7,480,262
                                                            ==========           ==========        ===========      ===========


         See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                   Common Stock                Additonal
                                                   ------------                 Paid-in               Unearned
                                             Shares          Amounts            Capital             Compensation
                                           --------------------------        -----------            ------------
BALANCE, DECEMBER 31,
    1996                                   7,000,000          $ 7,000         $ 3,961,564           $     (6,500)

    Granting of employee and
    director stock options                                                        865,980               (501,834)

    Amortization of unearned
    compensation                                                                      813

    Proceeds from IPO                      2,919,000            2,919          31,842,487

    Currency translation
    adjustment

            Net income for period
                                           --------------------------         -----------           ------------
BALANCE, SEPTEMBER 30,
    1997                                   9,919,000          $ 9,919         $36,670,844           $   (508,334)
                                           ==========================         ===========           ============
                                                              Retained
                                          Cumulative          Earnings
                                          Translation       (Accumulated
                                          Adjustment          Deficit)             Total
                                          -----------       ------------        -----------
BALANCE, DECEMBER 31,
    1996                                  $         -       $   (188,365)       $ 3,773,699

    Granting of employee and
    director stock options                                                          364,146

    Amortization of unearned
    compensation                                                                        813

    Proceeds from IPO                                                            31,845,406

    Currency translation
    adjustment                               (103,955)                             (103,955)

            Net income for period                              2,084,723          2,084,723
                                          -----------       ------------        -----------
BALANCE, SEPTEMBER 30,
    1997                                  $  (103,955)      $  1,896,358        $37,964,832
                                          ===========       ============        ===========


         See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                              1996                              1997
                                                                           ----------                       -----------
OPERATING ACTIVITIES:
  Net income                                                               $1,186,149                       $ 2,084,723
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                             174,070                           204,998
    Employee stock options                                                     17,325                           364,959
    Change in operating assets and liabilities:
      Accounts receivable                                                    (550,698)                       (2,458,006)
      Inventories                                                            (800,951)                         (448,739)
      Prepaid expenses                                                         (3,622)                          (31,652)
      Deferred tax assets                                                     365,000                          (276,302)
      Accounts payable and accrued liabilities                                336,018                          (639,054)
      Income taxes payable                                                     45,086                           (68,294)
      Customer deposits                                                        (6,819)                          (70,345)
      Deferred revenues                                                       289,698                           486,239
                                                                           ----------                       -----------

        Net cash (used in) provided by operating activities                 1,051,256                          (851,473)
                                                                           ----------                       -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (245,082)                         (350,849)
  Increase in patents                                                         (92,340)                         (157,728)
                                                                           ----------                       -----------
        Net cash used in investing activities                                (337,422)                         (508,577)
                                                                           ----------                       -----------
FINANCING ACTIVITIES:
  Loans payable                                                              (600,000)                         (604,806)
  Proceeds from issuance of common stock                                            0                        32,265,217
                                                                           ----------                       -----------
        Net cash provided by (used in) financing activities                  (600,000)                       31,660,411
                                                                           ----------                       -----------
INCREASE IN CASH                                                              113,834                        30,300,361

CASH, BEGINNING OF PERIOD                                                       3,921                           263,342
                                                                           ==========                       ===========
CASH, END OF PERIOD                                                        $  117,755                       $30,563,703
                                                                           ==========                       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                                   $  161,906                       $    27,181
                                                                           ==========                       ===========
  Translation adjustment effect on accounts
     receivable                                                            $        -                       $  (103,955)
                                                                           ==========                       ===========
  Payables recorded in connection with initial
     public offering                                                       $        -                       $   419,811
                                                                           ==========                       ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

        FARO Technologies Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company has two wholly-owned subsidiaries, FARO Worldwide, Inc. and FARO France, s.a.s., which distribute the Company's 3-D measurement equipment throughout Europe through three primary offices located in France, Germany and the United Kingdom. FARO France, s.a.s., commenced operations in July 1996.

NOTE B - BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three and NINE months ended SEPTEMBER 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, included in the Company's PROSPECTUS DATED SEPTEMBER 17, 1997.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statements for the year ended December 31, 1997. The proforma effect of applying SFAS No. 128 is as follows:


                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------            -------------
                                             1996            1997        1996        1997
                                             ----            ----        ----        ----
Basic income per common
 share                                      $ .07            $ .11       $ .17      $ .29
Diluted income per common
 share and common
 equivalent share                           $ .07            $ .11       $ .16      $ .28

NOTE C - Initial Public Offering

        On September 17, 1997 the Company completed an initial public offering of 2,919,000 shares of common stock, including underwriters over allotment options. Net proceeds from the offering totaled $31.8 million.

NOTE D - Inventory

         Inventories consist of the following:

                                                                  DECEMBER 31,              SEPTEMBER 30,
                                                                      1996                      1997
                                                              -------------------         ----------------
         Raw materials                                        $        1,888,227          $      1,839,574
         Finished goods                                                  472,408                   724,406
         Sales demonstration                                             938,109                 1,183,503
                                                              ------------------          ----------------

                                                              $        3,298,744          $      3,747,483
                                                              ==================          ================

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Prospectus dated September 17, 1997. Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include market acceptance of the Company's products, which consist of two closely interdependent products, the amount and timing of expenses associated with the development and marketing of new products, the Company's ability to protect and continue to develop its proprietary technology in the face of competition and technological change, risks associated with the Company's international operations, general economic conditions and the other risks set forth in the Company's Prospectus dated September 17, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        Sales. Sales increased $1.8 million, or 44.7% from $4.1 million for the three months ended September 30, 1996 to $5.9 million for three months ended September 30, 1997. The increase was primarily due to increased unit sales resulting from additional sales personnel and expanded promotional efforts, especially in the international markets. International sales increased $1.2 million or 100% from $1.2 million for the three months ended September 30, 1996, to $2.4 million for the three months ended September 30, 1997.

        Gross profit. Gross profit increased $1.2 million, or 51.7% from $2.3 million for the three months ended September 30, 1996 to $3.5 million for the three months ended September 30, 1997. Gross margin increased from 57.0% for the three months ended September 30, 1996 to 59.7% for the three months ended September 30, 1997. This margin increase was attributable primarily to a reduction in product costs as a result of technological improvements, purchasing economies and production efficiencies.

        Selling expenses. Selling expenses increased $491,000, or 52.2%, from $941,000 for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe. Selling expenses as a percentage of sales increased from 23.0% for the three months ended September 30, 1996 to 24.2% for the three months ended September 30, 1997.

        General and administrative expenses. General and administrative expenses increased $115,000, or 58.8%, from $195,000 for the three months ended September 30, 1996 to $310,000 for the three months ended September 30, 1997. This increase resulted primarily from the hiring of additional administrative personnel. General and administrative expenses as a percentage of sales increased from 4.8% for the three months ended September 30, 1996 to 5.2% for the three months ended September 30, 1997.

        Research and development expenses. Research and development expenses increased $135,000, or 70.3%, from $192,000 for the three months ended September 30, 1996 to $327,000 for the three months ended September 30, 1997. This increase was a result of increased personnel cost attributable to new product development.

        Other Income. Other income increased $21,000, from $10,000 for the three months ended September 30, 1996 to $32,000 for the three months ended September 30, 1997. The increase resulted from a foreign exchange gain ($30,000), partially offset by a loss on disposal of obsolete fixed assets ($10,000).

        Interest expense. Interest expense decreased $10,000, or 18.3% from $53,600 for the three months ended September 30, 1996 to $43,800 for the three months ended September 30, 1997. This reduction was attributable to the refinancing of the Company's indebtedness, resulting in a reduced principal balance and lower interest rate for the first 10 weeks of the quarter, and a further reduction in debt in the last 2 weeks of the quarter from use of proceeds from the Company's Initial Public Offering.

        Income Tax Expense. Income tax expense increased $173,000, or 43.3%, from $400,000 for the three months ended September 30, 1996 to $573,000 for the three months ended September 30, 1997. The provision for income taxes as a percentage of income before income taxes was 44.2% for the three months ended September 30, 1996 and 40.9% for the three months ended September 30, 1997.

        Net Income. Net income increased $325,000, or 64.5%, from $504,000 for the three months ended September 30, 1996 to $829,000 for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Sales. Sales increased $5.7 million, or 53.9% from $10.5 million for the first nine months of 1996 to $16.2 million for the first nine months of 1997. The increase was primarily the result of increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of sales offices, expanded promotional efforts, and the addition of new product features.

        Gross profit. Gross profit increased $3.6 million, or 59.9%, from $6.0 million for the first nine months of 1996 to $9.6 million for the first nine months of 1997. Gross margin increased from 57.3% for the first nine months of 1996 to 59.5% for the first nine months of 1997. This margin increase was attributable to a reduction in product costs as a result of technological improvements, purchasing economies and production efficiencies, partially offset by a decrease in average unit prices.

        Selling expenses. Selling expenses increased $1.4 million, or 52.4%, from $2.6 million for the first nine months of 1996 to $4.0 million for the first nine months of 1997. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe, and expanded promotional efforts. Selling expenses as a percentage of sales decreased slightly from 24.6% for the first nine months of 1996 to 24.4% for the first nine months of 1997.

        General and administrative expenses. General and administrative expenses increased $372,000 or 68.2% from $545,000 for the first nine months of 1996 to $917,000 for the first nine months of 1997. This increase resulted primarily from the hiring of additional administrative personnel, increases in professional and legal expenses. General and administrative expenses as a percentage of sales increased from 5.2% for the first nine months of 1996 to 5.6% for the first nine months of 1997.

        Research and development expenses. Research and development expenses increased $293,000, or 68.5%, from $428,000 for the first nine months of 1996 to $722,000 for the first nine months of 1997. This increase was a result of increased personnel cost attributable to new product development. Research and development expenses as a percentage of sales increased from 4.1% for the first nine months of 1996 to 4.4% for the first nine months of 1997

        Employee stock options expenses. Employee stock options expenses increased $348,000 from $17,000 for the first nine months of 1996 to $365,000 for the first nine months of 1997. This increase was primarily attributable to the grant of 52,733 options in May 1997, which was made at an exercise price below the fair market value of the Common Stock on the date of the grant.

        Interest expense. Interest expense decreased $67,000, or 37.9%, from $176,000 for the first nine months of 1996 to $110,000 for the first nine months of 1997. This reduction was primarily attributable to the refinancing of the Company's indebtedness, resulting in a reduced principal and lower interest rate.

        Income tax expense. Income tax expense increased $469,000, or 49.9%, from $941,000 for the first nine months of 1996 to $1.4 million for the first nine months of 1997. The provision for income taxes as a percentage of income before income taxes was 44.2% in the first nine months of 1996 and 40.3% in the first nine months of 1997.

        Net Income. Net income increased $899,000, or 75.8%, from $1.2 million for the first nine months of 1996 to $2.1 million for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

        For the nine months ended September 30, 1997, net cash used by operating activities was $851,000 compared to net cash provided by operating activities of $1.1 million for the same period of 1996. Net cash in this period decreased primarily due to increases in accounts receivable.

        Net cash used in investing activities was $509,000 for the nine months ended September 30, 1997 compared to $337,000 for the nine months ended September 30, 1996. Net cash used in investing activities increased for the first nine months of 1997 primarily due to increased patent costs.

        Net cash provided by financing activities for the nine months ended September 30, 1997 was $31.7 million compared to net cash used in financing activities of $600,000 for the nine months ended September 30, 1996. Net cash provided by financing activities increased due to the proceeds from the Company's initial public offering in September 1997. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

        The Company has a loan agreement in the form of a term note and a line of credit that matures in September 1999. The Company had available borrowings under the line of credit in the amount of $430,000 at September 30, 1997. Advances outstanding under the loan bear interest at the 30-day commercial paper rate plus 2.7% per annum (8.26% at September 30, 1997). Principal payments of $667,000 and $229,000 will be due in 1998, and 1999, respectively. Outstanding borrowings under this loan agreement at September 30, 1997 were approximately $896,000. Management intends to repay the outstanding balance during the fourth quarter of 1997. The loan is collateralized by substantially all of the Company's assets. The loan agreement contains restrictive covenants, including the maintenance of certain amounts of working capital and tangible net worth and limits on loans to related parties. In April 1997, the Company also obtained a one-year secured $1.0 million line of credit from the same lender which bears interest at the 30-day commercial paper rate plus 2.65% per annum (8.21% at September 30, 1997). There were no outstanding borrowings under this loan agreement at September 30, 1997.

        The Company's principal commitments at September 30, 1997 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1998.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        The effective date of the Company's first registration statement filed under the Securities Act was September 17, 1997. The Commission file number assigned to the registration statement was 333-32983. The offering date was September 17, 1997, and the managing underwriters were Raymond James & Associates, Inc. and Hanifen, Imhoff Inc. Common stock was the only class of securities registered.

        The Company registered and sold 2,760,000 shares in the main offering, plus 159,000 shares pursuant to the over-allotment option granted to the underwriters. The aggregate price was $33,120,000 without the over-allotment portion, and $35,028,000 with the over-allotment portion.

        Expenses incurred by the Company from the effective date of the Securities Act registration statement to September 30, 1997 include estimated offering expenses of $731,000, and the underwriters' discount of $2,318,400 before the over-allotment option, and $2,452,000 after the over-allotment. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company. No payments were made to any others.

        The net offering proceeds to the Company after deducting the expenses described in the preceding paragraph were $30,070,600 without the over-allotment, and $31,845,000 with the over-allotment.

        The selling shareholders registered and sold 600,000 shares, plus 345,000 shares pursuant to the over-allotment option granted to the underwriters. The aggregate price without the over-allotment was $7,200,000, and $11,340,000 with the over-allotment. The selling shareholders incurred underwriters' discounts of $504,000 before the over-allotment option, and $793,800 after the over-allotment option.

From the effective date of the Securities Act registration statement to September 30, 1997 none of the net proceeds from the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; or acquisition of other businesses. Approximately $600,000 was used to repay indebtedness, $2.7 million was used as working capital, and $28 million was invested in money market investments, obligations of the US Government and its agencies and obligations of state and local government agencies. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company. No payments were made to any others.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          27  Financial Data Schedule (for SEC use only)

    (b)   Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: NOVEMBER 12, 1997       FARO TECHNOLOGIES, INC.
                              (Registrant)



                              By: /s/Gregory A. Fraser
                                 ---------------------------------------------
                              Gregory A. Fraser
                              Executive Vice President and Chief Financial
                                Officer
                              (Duly Authorized Officer and Principal Financial
                                Officer)