Form 10-K405
period 1997-12-31
FARO TECHNOLOGIES INC
filed 1998-03-27
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
         _________

                         Commission File Number 0-23081

                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Florida                                    59-3157093
---------------------------------------    -------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

  125 Technology Park, Lake Mary, FL                      32746
---------------------------------------    -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)



      (Registrant's Telephone Number, Including Area Code): (407) 333-9911

Securities to be registered pursuant to Section 12(b) of the Act:


                                                Name of Each Exchange
            Title of Each Class                  On Which Registered
             ------------------                -----------------------

                 None                                    None

         Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 13, 1998, there were outstanding 9,959,241 shares of Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price reported on the Nasdaq National Market as of March 13, 1998 was $119,546,499.38.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents                        Form 10-K Reference
            ---------                        -------------------

Portions of the FARO Technologies, Inc. 1997       Part I, Item 2
Annual Report to Shareholders                      Part II, Items 5-8


Portions of the Proxy Statement, dated March 25,   Part III, Items 10-13
1998

                                     PART I

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

         FARO Technologies, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates," or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

ITEM 1.  BUSINESS.

INDUSTRY BACKGROUND

         The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. Computer-aided design ("CAD") software was developed to automate the design process, providing manufacturers with computerized 3-D design capability. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. The benefits of CAD are significant. The CAD process offers a three-dimensional, highly-efficient and inherently flexible alternative to traditional design methods. Many manufacturers have also recently adopted computer-aided manufacturing ("CAM") technology, in which CAD data directs machines in the manufacturing process. CAM has further improved the efficiency and quality of the production of manufactured goods.

         A significant aspect of the manufacturing process which traditionally has not benefitted from computer-aided technology is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test fixtures for certain large manufactured products and traditional coordinate measurement machines ("CMMs") for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited. Although hand-measurement tools are often appropriate for simple measurements, their use for complex measurements is time-consuming and limited in adaptability. Test fixtures (customized fixed tools used to make comparative measurements of production parts to "master parts") are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model.

         Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision but have only recently begun to provide a link to the CAD model of the object being measured. Fixed-base CMMs require that the object being measured be brought to the CMM and that the object fit within the CMM's measurement grid. In addition, conventional CMMs generally operate in metrology laboratories or environmentally-stable quality inspection departments of manufacturing facilities rather than on the factory floor.

         Isolation from the factory floor and the relatively small measurement grids of CMMs limit their utility to small, readily portable workpieces that require high levels of measurement precision. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools or expensive customized test fixtures to measure large or unconventionally shaped objects.

         An increasingly competitive global marketplace has created a demand for higher quality products with shorter life cycles. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. In most cases, only a relatively small percentage of the components of a manufactured product requires highly precise measurements (less than one-thousandth of an inch). Conventional CMMs provide manufacturers with very precise measurement capabilities and cost up to $2 million per unit. However, they are not responsive to manufacturers' increasing need for cost-effective intermediate precision measurement capabilities. The Company believes that a greater percentage of components requires intermediate precision measurements (between one- and twenty-thousandths of an inch). In the absence of intermediate precision measuring systems, manufacturers often are unable to make appropriate measurements or part-to-CAD comparisons during the manufacturing process, resulting in decreased productivity, poor product quality and unacceptable levels of product rework and scrap. Manufacturers increasingly require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications and the ability to measure precisely components that cannot be measured or inspected by conventional CMMs. Moreover, they increasingly require measurement capabilities to be integrated into the manufacturing process and to be available on the factory floor.

FARO'S BUSINESS

         The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the FAROArm(R) articulated measuring device and its companion AnthroCam(R) software. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 17 patents in the United States, 12 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 600 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as General Motors, Chrysler, Ford, Boeing, Lockheed Martin, General Electric, Westinghouse Electric, Caterpillar and Komatsu Dresser.

FARO PRODUCTS

         THE FAROARM(R). The FAROArm(R) is a portable, six-axis, instrumented, articulated device that approximates the range of motion and dexterity of the human arm. Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The FAROArm(R) is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured as either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using "xyz" position coordinates and "ijk" orientation coordinates.

         The FAROArm(R) has been designed as an open architecture system. The communications parameters of the on-board processors have the ability to combine advanced sensing probes, integrate with conventional CMM software and communicate with different CAD software packages and a variety of computer operating systems. This open architecture is designed to provide for easy integration of the FAROArm(R) into the manufacturing environment. The customer's ability to use an installed base of computing hardware and software further reduces the cost of installation and training while initiating the transition to the Company's preferred group of CAD-based products. To encourage integration of the FAROArm(R) into the manufacturing environment, the Company provides a group of seamless interface drivers for leading CAD/CAM packages, including AutoCAD(R), CADKey(R) and SURFCAM(R). The Company also provides a full serial communication command protocol to the FAROArm(R) for customers who write their own interfaces.

         The Company offers several models of the FAROArm(R) under two product lines: the Silver Series and the Bronze Series.

                  SILVER SERIES. The Silver Series models are the Company's higher precision (P.003 to P.007 inches) measuring devices and are available in six, eight and twelve foot measurement diameters. These models are most frequently used for factory floor inspection and fit-checking applications. Depending on the size, configuration and precision level, the Silver Series models are priced between $50,000 and $70,000 when sold as a turnkey system including hardware and AnthroCam(R) software and between $30,000 and $60,000 without AnthroCam(R) software.

                  BRONZE SERIES. The Bronze Series models are the Company's medium precision (P.012 to P.016 inches) measuring devices and are available in six, eight and ten foot measurement diameters. These models are most frequently used for applications that do not require high-level precision, such as 3-D modeling, mold production and reverse-engineering applications. Depending on the size, configuration and precision level, the Bronze Series models are priced between $30,000 and $50,000 when bundled with AnthroCam(R) software and between $14,000 and $23,000 without AnthroCam(R) software.

         ANTHROCAM(R). AnthroCam(R) is the Company's proprietary measurement software. It is built on the AutoCAD/AutoSurf software development platform, which allows users to benefit from extensive hardware, software, interfacing and product support libraries and teaching products. AnthroCam(R) software is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), AnthroCam(R) sells for $15,000.

         AnthroCam(R) is the Company's software-based bridge to CAD and CAM; it allows users to compare measurements of manufactured components with complex CAD data. In conventional design applications, curved or ergonomic shapes are typically modeled physically and then converted into data for manufacturing. AnthroCam(R) provides an alternative to the time and expense of this physical modeling process with a digital solution. For older parts without data files, AnthroCam(R) enables pre-existing parts to be measured in order to adapt them to current manufacturing technologies.

         AnthroCam(R) has been designed as an open architecture system, allowing for efficient integration into the manufacturing environment. The Company provides a full serial communication command protocol to the AnthroCam(R) software for customers who write interfaces to their own software. The Company also provides comprehensive training and support for AnthroCam(R) and offers this product in a number of international versions.

         AnthroCam(R) is a Windows-based, 32-bit application written for the most recent PC-based technology. AnthroCam(R) has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. AnthroCam(R) is written as an AutoCAD runtime extension (ARX) that is the AutoCAD(R) Application Programming Interface (API). The software is written in the C++ development language using Microsoft Foundation Class (MFC) standards. The software fully implements UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively.

         SPECIALTY PRODUCTS. The Company licenses and supports certain specialty products based on its articulated arm technology that are used in medical and multimedia applications. License and support fees from these products do not represent a significant portion of the Company's revenues and the Company does not intend to actively market these products.

         The Company's products overcome many limitations of hand-measurement tools, test fixtures and conventional CMMs by incorporating the following features:

                  INTEGRATION WITH CAD TECHNOLOGY. The Company's products provide a bridge between the virtual 3-D world of the CAD process and the physical 3-D world of the factory floor. The interface to CAD allows manufacturers to integrate design, production and measurement and quality inspection processes on a common software platform. The Company believes that this integration creates significant savings by reducing the need for test fixtures and improves productivity by reducing production set-up times. Finally, the Company's integration with CAD technology significantly enhances product quality by maximizing the opportunities to make precise measurements based on engineering specifications within the manufacturing process.

                  SIX-AXIS ARTICULATING ARM. The FAROArm(R) incorporates a six-axis instrumented, articulating device that approximates the range of motion and dexterity of the human arm. The flexibility of the FAROArm(R) enables the user to measure complex shapes and ergonomic structures and to reach behind, underneath and into previously inaccessible spaces, such as interior surfaces of aircraft or automobiles. The flexibility of the FAROArm(R) allows customers to measure more accurately and efficiently than previously possible.

                  PORTABILITY AND ADAPTABILITY. The FAROArm(R) is lightweight, portable and designed for operation in the often harsh environments typical of manufacturing facilities. The FAROArm(R) can be moved to multiple locations on the factory floor to measure large parts and assemblies that cannot be easily moved to a conventional CMM. This portability extends 3-D measurement to previously inaccessible areas of the factory floor and eliminates the travel time to and from quality inspection departments.

                  LEVELS OF PRECISION RESPONSIVE TO INDUSTRY NEEDS. The Company's products respond to manufacturers' need for intermediate levels of measurement precision. Although high levels of precision (less than one-thousandth of an inch) are required for certain manufacturing applications, the FAROArm(R) satisfies the greater demand for measurements that require intermediate precision (one- to twenty-thousandths of an inch). The Company's products meet the precision measurement requirements of a substantial portion of products in the manufacturing process and address the underserved market for intermediate precision measurement systems.

                  BROAD AFFORDABILITY. The Company offers various models of the FAROArm(R) ranging in price from $14,000 to $70,000, while conventional CMMs range in price from $20,000 to $2 million. The relatively low cost of the Company's products compared to conventional CMMs has afforded manufacturers the opportunity to introduce cost-effective measurement and quality inspection functions throughout the manufacturing process. Manufacturers are able to purchase multiple units to be used at different locations within a single manufacturing facility and to introduce measurement and quality inspection at additional points in the manufacturing process.

                  EASE OF USE. The Company's software products have been specifically designed to be used by production line personnel with minimal prior computer or CAD experience. The bundled hardware and software system is designed to require minimal training for production line personnel to reach proficiency with the product. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. The FAROArm(R) is also ergonomically designed to facilitate use in typical factory floor applications.

                  PAPERLESS DATA COLLECTION. The FAROArm(R) allows for paperless data collection by a connected computer hosting related CAD application software. This function responds to current trends toward automated statistical process controls for facilitating data analysis. Paperless data collection improves productivity and eliminates the risk of error in transcribing the collected information.

                  OPEN ARCHITECTURE. The FAROArm(R) and AnthroCam(R) have been designed as an open architecture system, allowing the user to unbundle the hardware and software to interface the FAROArm(R) with other CAD-based software packages and to interface AnthroCam(R) with other 3-D measurement devices. In addition, the Company's software and hardware are built in accordance with computer and communications industry standards so that these products may be integrated with a broad range of application software packages.

CUSTOMERS

         The Company's products have been purchased by more than 600 customers ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 15% of the Company's total revenues in 1997. No customer represented 10.0% or more of the Company's sales in 1997. The following table illustrates, by vertical market, the Company's diverse customer base:

AEROSPACE                               APPAREL AND FOOTWEAR            AUTOMOTIVE
Boeing                                  Nike                            AO Smith                  Johnson Controls
GE Aircraft Engines                     Reebok                          Chrysler                  Lear Corporation
Lockheed Martin                                                         Ford                         Mercedes Benz
Nordam Repair Division                                                  General Motors                     Porsche
Northrop Grumman                                                        Honda                       Samsung Motors
Orbital Sciences                                                        Hyundai                             Toyota
Dee Howard                                                                                      Vehma International




BUSINESS AND CONSUMER                   ELECTRIC UTILITIES AND          FARM/LAWN EQUIPMENT
  MACHINES                                MANUFACTURERS                 New Holland North America
Corning Asahi                           General Electric                Toro
Xerox                                   Southern California Edison
                                        Tennessee Valley Authority
                                        Westinghouse Electric

HEAVY EQUIPMENT                         PERSONAL ROAD/                  PLASTICS
  MANUFACTURERS                           WATER/SNOW CRAFT              Able Design Plastics
Caterpillar                             Harley Davidson                 Paramount Plastics
Komatsu Dresser                         Polaris Industries              Thermoform Plastics
Champion Road Machinery
Texas Steel

SALES AND MARKETING

         The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 1997, the Company employed 34 sales professionals who operate from the Company's headquarters, five domestic regional sales offices located in Chicago, Dallas, Detroit, Los Angeles and Seattle, and three international sales offices located in Coventry, United Kingdom, St. Jean de Braye, France, and Ulm, Germany. The Company also utilizes three domestic and 12 international distributors in territories where the Company does not have regional sales offices.

         The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers.

         The Company employs a variety of marketing techniques, including direct mail, trade shows, and advertising in trade journals, and proactively seeks publicity opportunities for customer testimonials. Management believes that word-of-mouth advertising from the Company's existing customers provides an important marketing advantage. The Company also has a computerized sales and marketing software system with telemarketing, lead tracking and analysis, as well as customer support capabilities. Each of the Company's sales offices is linked electronically to the Company's headquarters.

         In June 1996, the Company entered into an OEM agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company that is the world's largest manufacturer of metrology tools. Mitutoyo markets the FAROArm(R) in Japan under the name SPINARM(R). The agreement, which grants Mitutoyo a non-exclusive right to sales in Japan, expires in June 1999 and is renewable for successive one year terms.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to achieve technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company's existing technological base and the enhancement and development of additional applications for its products.

         The Company's research and development efforts are directed primarily at enhancing the technology of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company's research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company's engineering development efforts will continue to focus on the FAROArm(R) and AnthroCam(R) products. Significant efforts are also being directed toward the development of new measurement technologies and additional features for existing products. See "Technology."

         At December 31, 1997, the Company employed 14 scientists and technicians in its research and development efforts. Research and development expenses were $1,076,000 in 1997. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

TECHNOLOGY

         The primary measurement function of the FAROArm(R) is to provide orientation and position information with respect to the probe at the end of the FAROArm(R). This information is processed by software and can be compared to the desired dimensions of the CAD data of a production part or assembly to determine whether the measured data conforms to meet dimensional specifications.

         To accomplish this measurement function, the FAROArm(R) is designed as an articulated arm with six or seven joints. The arm consists of aluminum links and rotating joints that are combined in different lengths and configurations, resulting in human arm-like characteristics. Each joint is instrumented with a rotational transducer, a device used to measure rotation, which is based on optical digital technology. The position and orientation of the probe in three dimensions is determined by applying trigonometric calculations at each joint. The position of the end of a link of the arm can be determined by using the angle measured and the known length of the link. Through a complex summation of these calculations at each joint, the position and orientation of the probe is determined.

         The Company's products are the result of a successful integration of state-of-the-art developments in mechanical and electronic hardware and applications software. The unique nature of the Company's technical developments is evidenced by the Company's numerous U.S. and international patents. The Company maintains low cost product design processes by retaining development responsibilities for all electronics, hardware and software.

         MECHANICAL HARDWARE. The FAROArm(R) is designed to function in diverse environments and under rigorous physical conditions. The arm monitors its temperature to adjust for environments ranging from -10 degrees to +50 degrees Celsius. The arm is constructed of pre-stressed precision bearings to resist shock loads. Low production costs are attained by the proprietary combination of reasonably priced electromechanical components accompanied by the optimization and on-board storage of calibration data. Many of the Company's innovations relate to the environmental adaptability of its products. Significant features include integrated counter-balancing, configuration convertibility and temperature compensation.

         ELECTRONICS. The rotational information for each joint is processed by an on-board computer that is designed to handle complex analyses of joint data as well as communications with a variety of host computers. The Company's electronics are based on digital signal processing and surface mount technologies. The Company's products meet all mandatory electronic safety requirements. Advanced circuit board development, surface mount production and automated testing methods are used to ensure low cost and high reliability.

         SOFTWARE. AnthroCam(R) is a Windows-based, 32-bit application written for the most recent PC-based technology. AnthroCam(R) has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. AnthroCam(R) is written as an AutoCAD runtime extension (ARX) that is the AutoCAD(R) Application Programming Interface
(API). The software is written in the C++ development language using Microsoft Foundation Class (MFC) standards. The software fully implements UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively. The software is developed with the cooperation of diverse user beta sites and a well developed system for tracking and implementing market demands.

INTELLECTUAL PROPERTY

         The Company holds or has pending 17 patents in the United States, 12 of which also are held or pending in other jurisdictions. The Company also has 16 registered trademarks in the United States and 12 trademark applications pending in the United States and the European Union.

         The Company relies on a combination of contractual provisions and trade secret laws to protect its proprietary information. There can be no assurance that the steps taken by the Company to protect its trade secrets and proprietary information will be sufficient to prevent misappropriation of its proprietary information or to preclude third-party development of similar intellectual property.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company's products is difficult, particularly overseas, and the Company is unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

         The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

MANUFACTURING AND ASSEMBLY

         The Company manufactures its products primarily at its headquarters in Lake Mary, Florida. Manufacturing consists primarily of assembling components and subassemblies purchased from suppliers into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company's specifications. All products are assembled, calibrated and finally tested for accuracy and functionality before shipment. In limited circumstances, the Company performs in-house circuit board assembly and part machining. The Company's facilities and operations are in the process of completing requirements for ISO 9000 registration.

COMPETITION

         The broad market for measurement devices, which includes hand-measurement tools, test fixtures and conventional, fixed-base CMMs, is highly competitive. Manufacturers of hand-measurement tools and traditional CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these entities or others will not succeed in developing products or technologies that will directly compete with those of the Company. The Company will be required to make continued investments in technology and product development to maintain its technological advantage over its competition. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company's product development efforts will be sufficient to allow the Company to compete successfully as the industry evolves. The Company's products compete on the basis of portability, accuracy, application features, ease-of-use, quality, price and technical support.

         The Company's only significant direct competitor is a joint venture of Romer SRL (France) and Romer, Inc. (California). The Company is aware of a direct competitor in Germany and two new direct competitors in Italy, each of which the Company believes currently has negligible sales. The Company also has an established, indirect competitor in Japan that markets a measuring device that is mobile but not portable. There can be no assurance that such companies will not devote additional resources to the development and marketing of products that compete with those of the Company.

         The worldwide trend toward CAD-based factory floor metrology has resulted in the introduction of CAD-based inspection software for conventional CMMs by most of the large CMM manufacturers. Certain CMM manufacturers are miniaturizing, and in some cases increasing the mobility of, their conventional CMMs. Nonetheless, these CMMs still have small measurement volumes, lack the adaptability typical of portable, articulated arm measurement devices and lose accuracy outside the controlled environment of the metrology lab.

BACKLOG

         At December 31, 1997, the Company had orders representing $1.7 million in sales. All outstanding orders at December 31, 1997, were shipped by February 28, 1998. The Company affords its customers the right to cancel any order at any time before the product is shipped. Historically, the number of canceled orders has been negligible. Nonetheless, there can be no assurance that all orders in backlog will be shipped, and backlog may not be indicative of future sales.

EMPLOYEES

         At December 31, 1997, the Company had 111 full time employees, consisting of 34 sales/application engineering staff, 32 production staff, 14 research and development staff, 18 administrative staff, and 13 customer service specialists. None of the Company's employees is represented by a labor organization, and the Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy the staffing requirements caused by its planned expansion over the next 18 months.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, as well as certain key employees, and their ages, are as follows:

                  Name                   Age         Principal Position
                  ----                   ---         ------------------

Executive Officers:
Simon Raab..........................      44         Chairman of the Board, Chief Executive Officer, and
                                                     President
Gregory A. Fraser...................      42         Chief Financial Officer, Executive Vice President, Secretary,
                                                     and Treasurer

Key Employees:
Daniel T. Buckles...................      42         Vice President-Sales
Ali S. Sajedi.......................      37         Chief Engineer

         SIMON RAAB, PH.D., a co-founder of the Company, has served as the Chairman of the Board, Chief Executive Officer and a director of the Company since its inception in 1982 and as President since 1986. Mr. Raab holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Engineering Physics from Cornell University and a Bachelor of Science in Physics with a minor in Biophysics from the University of Waterloo, Canada.

         GREGORY A. FRASER, PH.D., a co-founder of the Company, has served as Chief Financial Officer and Executive Vice President since May 1997 and as Secretary, Treasurer and a director of the Company since its inception in 1982. Mr. Fraser holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Theoretical and Applied Mechanics from Northwestern University and a Bachelor of Science and Bachelor of Mechanical Engineering from Northwestern University.

         DANIEL T. BUCKLES has been Vice President Sales for the Company since May 1997. From 1993 to May 1997, he served as the Director of Marketing for the Company's Industrial Products Group. From 1991 to 1993, Mr. Buckles was the Manager of Product Assurance Technical Operations for the Aerospace and Naval Division of Martin Marietta Corporation. From 1987 to 1991, Mr. Buckles held program management positions for a variety of advanced development and manufacturing programs at Martin Marietta Corporation. From 1976 to 1987, Mr. Buckles held various program management and manufacturing positions at the Submarine Signal Division of Raytheon Company. Mr. Buckles holds a Bachelor of Arts in Theoretical and Quantitative Economics and a Masters of Business Administration from the University of Massachusetts Dartmouth.

         ALI S. SAJEDI has been Chief Engineer for the Company since its inception in 1982. Mr. Sajedi has been responsible for implementation of research and development plans and for production oversight of the Company's self-managed production team. Mr. Sajedi holds a Bachelor of Mechanical Engineering from McGill University.

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal operations are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices as those needs develop.

         In addition, the Company has five sales offices in the United States and three sales offices in Europe. All of the offices comprising the sales offices are leased by the Company. The information required by the remainder of this Item is incorporated by reference from the inside back cover page of the Company's 1997 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company may be involved in litigation incidental to its business. Currently, the Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that is expected to have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of calendar 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         The market information required by this Item is incorporated by reference from the inside back cover page of the Company's 1997 Annual Report to Stockholders. As of March 24, 1998, there were 9,959,241 shares of the Company's Common Stock, par value $.001, outstanding, held by 70 shareholders of record.

         The prospectus comprising part of the Company's Registration Statement on Form S-1, File No. 333-32983, was declared effective by the Securities and Exchange Commission on September 17, 1997. The managing underwriters were Raymond James & Associates, Inc. and Hanifen, Imhoff, Inc. Common Stock was the only class of securities registered. The offering closed on September 17, 1997 upon the sale by the Company of an aggregate of 2,919,000 shares of Common Stock, including 159,000 shares sold pursuant to the over-allotment option granted to the underwriters ("over-allotment"), and upon the sale of an aggregate of 945,000 shares of Common Stock by selling shareholders, including 345,000 shares sold pursuant to the over-allotment.

         The offering price of all shares sold pursuant to the Prospectus was $12.00 per share. Total offering proceeds derived from the sale of Common Stock by the Company and selling shareholders aggregated $35,028,000 and $11,340,000, respectively, including $1,908,000 and $4,140,000 attributable to the over-allotment. Expenses incurred by the Company in connection with the offering to December 31, 1997 include estimated offering expenses of $899,000, and underwriters' discount of $2,452,000, including $134,000 attributable to the over-allotment. The selling shareholders incurred underwriters' discounts aggregating $793,000, including $289,000 attributable to the over-allotment. No payments were made to directors, officers, or their associates, or to persons holding 10% or more of the Company's Common Stock, or to any other affiliate of the Company in connection with the offering.

         Net offering proceeds received by the Company, after deducting its expenses and underwriters' discounts, aggregate $31,677,000, including $1,774,000 attributable to the over-allotment. The Company did not receive proceeds from the shares sold by the selling shareholders.

         As of December 31, 1997, none of the proceeds of the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; or acquisition of other businesses. Approximately $600,000 was used to repay indebtedness, $2.7 million was used as working capital, and $28 million was invested in money market investments, obligations of the United States government and its agencies and obligations of state and local government agencies all with maturities of less than three months. No payments were made to directors, officers, or their associates, to persons holding 10% or more of the Company's Common Stock, or to any other affiliate of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from page 9 of the Company's 1997 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from pages 10 through 14 of the Company's 1997 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference from pages 15 through 24 of the Company's 1997 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the Items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the Company's directors required by this
Item is incorporated by reference from the Company's Proxy Statement.

         The information concerning the company's executive officers required by this Item is incorporated by reference herein from the section of this Report in
Part I, Item 1, entitled "Executive Officers of the Registrant."

         The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

         (A) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

         (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of FARO Technologies, Inc. and Report of Deloitte & Touche LLP, Independent Certified Public Accountants, are incorporated by reference from pages 15 through 24 of the Registrant's 1997 Annual Report to Stockholders:

         Consolidated Balance Sheets as of December 31, 1996 and 1997

         Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

         Consolidated Statements of Cash Flows for the years Ended December 31, 1995, 1996 and 1997

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         (2) FINANCIAL STATEMENT SCHEDULES. Schedules not listed herein have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         (3)  EXHIBITS.

     Exhibit No.                                  Description
     -----------                                  -----------

        3.1       Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant's Registration Statement
                  on Form S-1, No. 333-32983, and incorporated herein by reference)

        3.2       Bylaws, as amended (Filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, No.
                  333-32983, and incorporated herein by reference)

        4.1       Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant's Registration Statement on Form
                  S-1, No. 333-32983, and incorporated herein by reference)

       10.1       1997 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant's Registration Statement
                  on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.2       1997 Employee Stock Option Plan (Filed as Exhibit 10.2 to Registrant's Registration Statement
                  on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.3       1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant's Registration
                  Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.4       1997 Non-Employee Directors' Fee Plan (Filed as Exhibit 10.4 to Registrant's Registration
                  Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.5       Term WCMA Loan and Security Agreement, dated September 24, 1996, between the Registrant and Merrill Lynch Business Financial Services, Inc. (Filed as Exhibit 10.5 to Registrant's
                  Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.6       WCMA Note, Loan and Security Agreement, dated April 23, 1997, between the Registrant and
                  Merrill Lynch Business Financial Services, Inc. (Filed as Exhibit 10.6 to Registrant's Registration
                  Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.7       Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger) to FARO
                  Medical Technologies (U.S.), Inc.) and Xenon Research, Inc. (Filed as Exhibit 10.7 to
                  Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

       10.8       OEM Purchase Agreement, dated June 7, 1996 between the Company and Mitutoyo Corporation
                  (Filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1, No. 333-32983, and
                  incorporated herein by reference)

       10.9       Nonexclusive Unique Application Reseller Agreement, dated September 9, 1996, between the
                  Registrant and Autodesk, Inc. (Filed as Exhibit 10.9 to Registrant's Registration Statement on
                  Form S-1, No. 333-32983, and incorporated herein by reference)

       10.10      Form of Patent and Confidentiality Agreement between the Registrant and each of its employees
                  (Filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-1, No. 333-32983, and
                  incorporated herein by reference)

       10.11      Nonexclusive Unique Application Reseller Agreement, dated as of March 1, 1998, between the
                  Registrant and Autodesk, Inc. (Filed herewith)

       10.12      First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant and
                  Xenon Research, Inc., successor by merger to FARO Medical Technologies (US), Inc. (Filed herewith)

       11.1       Statement re Computation of Per Share Earnings (Incorporated by reference from page 1 to the
                  Registrant's 1997 Annual Report to Stockholders filed herewith as Exhibit 13.1)

       13.1       Annual Report to Stockholders for the year ended December 31, 1997 (To be deemed filed herewith only to the extent required by the instructions to exhibits for reports on Form 10-K)

       21.1       List of Subsidiaries (Filed herewith)

       23.1       Consent of Deloitte & Touche LLP (Filed herewith)

       24.1       Power of Attorney (Included on Page 14 of this Report)

       27.1       Financial Data Schedule for year ended December 31, 1997 (Filed herewith for SEC filing purposes only)

       27.2       Restated Financial Data Schedule for nine months ended December 31, 1997 (Filed herewith for SEC filing purposes only)

       27.3       Restated Financial Data Schedule for six months ended December 31, 1997 (Filed herewith for SEC filing purposes only)

       27.4       Restated Financial Data Schedule for year ended December 31, 1996 (Filed herewith for SEC filing purposes only)


         (B)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                             FARO TECHNOLOGIES, INC.


Date:    March 26, 1998      By: /s/ Gregory A. Fraser
                                -----------------------------------------------
                                GREGORY A. FRASER, Ph.D.
                                Executive Vice President, Secretary, Treasurer, and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints SIMON RAAB and GREGORY A. FRASER, and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.


                   Signature                                         Title                               Date
                   ---------                                         -----                               ----

/s/ Simon Raab                                    Chairman of the Board, President,                 March 26, 1998
-----------------------------------------------   Chief Executive Officer (Principal
                  Simon Raab                      Executive Officer), and Director

/s/ Gregory A. Fraser                             Executive Vice President, Secretary,              March 26, 1998
-----------------------------------------------   Treasurer, Chief Financial Officer
               Gregory A. Fraser                  (Principal Financial and Accounting
                                                  Officer), and Director

/s/ Hubert d'Amours                               Director                                          March 26, 1998
-----------------------------------------------
                Hubert d'Amours

/s/ Philip Colley                                 Director                                          March 26, 1998
-----------------------------------------------
                 Philip Colley

/s/ Alexandre Raab                                Director                                          March 26, 1998
-----------------------------------------------
                Alexandre Raab

/s/ Norman H. Schipper                            Director                                          March 26, 1998
-----------------------------------------------
              Norman H. Schipper

/s/ Andre Julien                                  Director                                          March 26, 1998
-----------------------------------------------
                 Andre Julien