Form 10-Q
period 1998-03-31
FARO TECHNOLOGIES INC
filed 1998-05-15
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1998



[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number: 0-23081



                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



           FLORIDA                                          59-3157093
           -------                                          ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                 32746
  ---------------------------------------------                 -----
      (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, including area code:         407-333-9911


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES [X]    NO [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class: Voting Common Stock, $.001 Par Value           Outstanding at May 13, 1998: 10,039,519 Par Value

                               Page 1 of 15 Pages
                      The Exhibit Index Appears on Page 14

FARO Technologies Inc.
Index to Form 10-Q





                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and
                  March 31,1998                                                          3

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 1997 and 1998                                                4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1997 and 1998                                          5

                  Notes to Consolidated Financial Statements                             6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     10

         Item 2.  Changes in Securities and Use of Proceeds                             10

         Item 4.  Submission of Matters to a Vote of Security Holders                   11

         Item 5.  Other Information                                                     12

         Item 6.  Exhibits and Reports on Form 8-K                                      12

         Signatures                                                                     13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                              DECEMBER 31,        MARCH 31,
                                                                  1997              1998
                                                              -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                   $28,815,069       $28,461,086
  Accounts receivable, net of allowance                         6,159,173         7,694,649
  Inventories                                                   4,275,376         4,606,008
  Deferred tax asset                                              126,572           126,572
  Prepaid expenses                                                109,649            39,430
                                                              -----------       -----------

      Total current assets                                     39,485,839        40,927,745
                                                              -----------       -----------

PROPERTY AND EQUIPMENT - At cost:
  Machinery and equipment                                       1,014,309         1,157,961
  Furniture and fixtures                                          605,913           864,846
                                                              -----------       -----------

      Total                                                     1,620,222         2,022,807
Less accumulated depreciation                                    (792,442)         (882,161)
                                                              -----------       -----------

      Property and equipment - net                                827,780         1,140,646
                                                              -----------       -----------

PATENTS , net of accumulated amortization
  of $321,261 and $334,368, respectively                          639,693           626,883

DEFERRED TAXES                                                    130,735           116,640

PRODUCT DESIGN COSTS                                              108,286           260,644
                                                              -----------       -----------

TOTAL ASSETS                                                  $41,192,333       $43,072,558
                                                              ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $ 1,196,967       $ 1,902,142
  Income taxes payable                                            413,167           403,497
  Customer deposits                                               121,358           182,094
  Current portion unearned service revenues                       476,802           362,422
                                                              -----------       -----------

      Total current liabilities                                 2,208,294         2,850,155

UNEARNED SERVICE REVENUES - less current portion                   44,628            24,607
                                                              -----------       -----------

TOTAL LIABILITIES                                               2,252,922         2,874,762
                                                              -----------       -----------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000
     shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 9,919,000 and 9,971,241 issued and
    outstanding, respectively                                       9,919             9,971
  Additional paid-in-capital                                   36,502,004        36,737,691
  Retained earnings                                             3,018,265         4,041,656
  Unearned compensation                                          (464,480)         (421,439)
  Accumulated other comprehensive income:
    Cumulative translation adjustments                           (126,297)         (170,083)
                                                              -----------       -----------

      Total shareholders' equity                               38,939,411        40,197,796
                                                              -----------       -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $41,192,333       $43,072,558
                                                              ===========       ===========



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                     1997             1998
                                                  ----------       ----------
Sales                                             $4,889,471       $6,682,201
Cost of Sales                                      1,948,549        2,681,762
                                                  ----------       ----------

Gross Profit                                       2,940,922        4,000,439

Operating Expenses:
    Selling                                        1,158,559        1,583,536
    General and Administrative                       302,523          598,582
    Depreciation and amortization                     58,873          110,362
    Research and development                         178,073          386,444
    Employee stock options                             3,270           43,041
                                                  ----------       ----------

    Total operating expenses                       1,701,298        2,721,965
                                                  ----------       ----------

Income From Operations                             1,239,624        1,278,474

Interest Income                                           --          319,927
Other Expenses                                        (5,810)          (2,654)
Interest Expense                                     (34,262)              --
                                                  ----------       ----------

Income Before Income Taxes                         1,199,552        1,595,747
Income Tax Expense                                  (479,821)        (572,356)
                                                  ----------       ----------

Net Income                                           719,731        1,023,391

Other Comprehensive Income
    Foreign Currency Translation Adjustments              --          (43,786)
                                                  ----------       ----------

    Other Comprehensive Income                            --          (43,786)
                                                  ----------       ----------

Comprehensive Income                              $  719,731       $  979,605
                                                  ==========       ==========



Net Income Per Common Share - Basic               $     0.10       $     0.10
                                                  ==========       ==========

Net Income Per Common Share -
    Assuming Dilution                             $     0.10       $     0.10
                                                  ==========       ==========



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ----------------------------
                                                                      1997             1998
                                                                   ---------       ------------
OPERATING ACTIVITIES:
  Net income                                                       $ 719,731       $  1,023,391
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                     58,873            110,362
    Employee stock options                                             3,270             43,041
    Change in operating assets and liabilities:
    Decrease (Increase) in:
      Accounts receivable                                           (700,404)        (1,579,264)
      Inventories                                                   (246,720)          (330,632)
      Prepaid expenses                                                (7,155)            70,219
    Increase (Decrease) in:
      Accounts payable and accrued liabilities                      (615,828)           705,175
      Income taxes payable                                           277,620            221,359
      Customer deposits                                              124,721             60,736
      Deferred revenues                                              160,170           (134,401)
                                                                   ---------       ------------

        Net cash (used in) provided by operating activities         (225,722)           189,986
                                                                   ---------       ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                               (102,971)          (410,121)
  Payments of patent costs                                              (987)              (297)
  Payments of product design costs                                        --           (152,358)
                                                                   ---------       ------------

        Net cash used in investing activities                       (103,958)          (562,776)
                                                                   ---------       ------------

FINANCING ACTIVITIES:
  Proceeds from debt                                                 197,071                 --
  Proceeds from issuance of common stock, net                             --             18,807
                                                                   ---------       ------------

        Net cash provided by financing activities                    197,071             18,807
                                                                   ---------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (132,609)          (353,983)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       263,342         28,815,069
                                                                   ---------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 130,733       $ 28,461,086
                                                                   =========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                           $  34,262       $         --
                                                                   =========       ============

  Cash paid for income taxes                                       $ 202,201       $    350,997
                                                                   =========       ============

  Noncash financing activities:
      Net decrease in deferred tax assets and current
      tax liability due to exercise of employee stock options      $      --       $    216,934
                                                                   =========       ============


          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 1997 and 1998


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


NOTE B - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report of Form 10-K.

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement established standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Additionally, SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

NOTE C - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:


Three months ended March 31,                         1997                      1998
-----------------------------------------------------------------------------------------------
                                                         Per-Share                    Per-Share
                                             Shares      Amount         Shares        Amount
-----------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares                7,000,000      $.10          9,944,855      $.10
Effect of Dilutive Securities
     Stock Options                            333,290                      286,301
     Warrants                                       0                            0
                                            ---------                   ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,333,290      $.10         10,231,156      $.10
                                            =========                   ==========


NOTE D - INVENTORY

         Inventories consist of the following:

                                  December 31,     March 31,
                                     1997            1998
                                  ----------      ----------
         Raw materials            $2,432,194      $2,524,558
         Finished goods              804,827         990,193
         Sales demonstration       1,038,355       1,091,257
                                  ----------      ----------

                                  $4,275,376      $4,606,008
                                  ==========      ==========

NOTE E - SUBSEQUENT EVENT

On May 8, 1998 the Company announced the execution of a definitive purchase agreement whereby the Company will acquire all the stock of privately held CATS Computer Aided Technologies, GmbH (CATS) of Karlsruhe, Germany for $5 million in cash and approximately $15 million in stock.

Following the completion of the transaction, CATS will become a wholly owned subsidiary of the Company and will operate as a separate entity under the name of "CATS." The transaction, which is subject to the completion of certain customary conditions, is expected to close by May 15, 1998. The acquisition will be treated as a purchase for accounting purposes. In connection with the closing, the Company is expected to take a one time charge in the second quarter ending June 30, 1998 related to the write-off of in-process research and development costs.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K dated March 13, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Sales. Sales increased $1.8 million, or 36.7% from $4.9 million for the three months ended March 31, 1997 to $6.7 million for three months ended March 31, 1998. The increase was primarily due to increased unit sales resulting from additional sales personnel and expanded promotional efforts, especially in the international markets. International sales increased $1.4 million or 119% from $1.2 million for the three months ended March 31, 1997, to $2.7 million for the three months ended March 31, 1998.

         Gross profit. Gross profit increased $1.1 million, or 36.0% from $2.9 million for the three months ended March 31, 1997 to $4.0 million for the three months ended March 31, 1998. Gross margin was virtually unchanged at 59.9% for the three months ended March 31, 1997 compared to 60.1% for the three months ended March 31, 1998. Gross profit increased as a result of increased sales at the same approximate average sale price for both periods.

         Selling expenses. Selling expenses increased $425,000, or 36.7%, from $1.2 million for the three months ended March 31, 1997 to $1.6 million for the three months ended March 31, 1998. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe. Selling expenses as a percentage of sales was unchanged at 23.7% for the three months ended March 31, 1997 and the three months ended March 31, 1998.

         General and administrative expenses. General and administrative expenses increased $296,000, or 97.9%, from $303,000 for the three months ended March 31, 1997 to $599,000 for the three months ended March 31, 1998. This increase was due in part to an increase in the number of administration and accounting employees to 20 in the first quarter of 1998 from nine in the first quarter of 1997, resulting in an increase of $148,000 in salaries. Also, professional and legal expenses increased $83,000 in the first quarter of 1998 compared to the same period in 1997, in part as a result of costs related to SEC reporting and investor relations. General and administrative expenses as a percentage of sales increased from 6.2% for the three months ended March 31, 1997 to 9.0% for the three months ended March 31, 1998.

         Research and development expenses. Research and development expenses increased $208,000, or 117.0%, from $178,000 for the three months ended March 31, 1997 to $386,000 for the three months ended March 31, 1998. This increase was a result of the Company's continued activities associated with the development of technologies related to new products. Current R&D expenses for materials increased $41,000 in the first quarter of 1998 compared to same period in 1997.

         Interest Income. Interest income increased $320,000, or 100% to $320,000 for the first three months of 1998, compared to zero in the first 3 months of 1997. The increase was attributable to interest on the $29.9 million proceeds from the Company's initial public offering in 1997.

         Interest expense. Interest expense decreased $34,000, or 100% from $34,000 for the three months ended March 31, 1997 to zero for the three months ended March 31, 1998. This reduction was attributable to the elimination of the Company's debt in September 1997 from use of proceeds from the Company's initial public offering.

         Income Tax Expense. Income tax expense increased $92,000, or 19.3%, from $480,000 for the three months ended March 31, 1997 to $572,000 for the three months ended March 31, 1998. The provision for income taxes as a percentage of income before income taxes was 40.0% for the three months ended March 31, 1997 and 35.9% for the three months ended March 31, 1998. The decrease in the tax provision percentage was attributable to tax savings of approximately $30,000 on $82,000 in non-taxable interest income, and an increase of $33,000 in tax savings derived from the Company's Foreign Sales Corporation income exemption.

         Net Income. Net income increased $303,000, or 42.2%, from $720,000 for the three months ended March 31, 1997 to $1,023,000 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         For the three months ended March 31, 1998, net cash provided by operating activities was $190,000 compared to net cash used by operating activities of $227,000 for the same period of 1997. Net cash used in this period decreased as a result of increases in net income ($303,000) and accounts payable and accrued liabilities ($1,321,000), offset by an increase in accounts receivable ($879,000) and decreases in income taxes payable ($56,000) and deferred revenues ($295,000).

         Net cash used in investing activities was $563,000 for the three months ended March 31, 1998 compared to $104,000 for the three months ended March 31, 1997. Net cash used in investing activities increased for the first three months of 1998 due to a $307,000 increase in purchases of property and equipment, and a $152,000 increase in product design costs.

         Net cash provided by financing activities for the three months ended March 31, 1998 was $18,807 compared to $197,000 for the three months ended March 31, 1997. The decrease in net cash provided by financing activities was due primarily to the elimination of loans payable.

         The Company has a loan agreement (the "Agreement") in the form of a term note and a line of credit. The Agreement combines the equivalent of three successive one-year term loans, each equal to that portion of the loan that will be fully amortized in the ensuing year, with a line of credit equal to that portion of the loan that will not be fully amortized in the ensuing year. The Company had available borrowings under the Agreement totaling approximately $2 million as of March 31, 1998. Interest accrues at the 30-day commercial paper rate plus 2.7% and is paid monthly. Borrowings under the Agreement are collateralized by the Company's accounts and notes receivable, inventory, property and equipment, intangible assets, and deposits. The Agreement contains restrictive covenants, including the maintenance of certain amounts of working capital and tangible net worth and limits on loans to related parties, and prohibits the Company from declaring dividends. There were no outstanding borrowings under this loan agreement at March 31, 1998.

         In April 1997, the Company obtained a one-year secured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit was extended in 1998 and expires on March 31, 1999. There were no outstanding borrowings under this loan agreement at March 31, 1998.

         On May 8, 1998 the Company announced the execution of a definitive purchase agreement whereby the Company will acquire all the stock of privately held CATS Computer Aided Technologies, GmbH (CATS) of

Karlsruhe, Germany for $5 million in cash and approximately $15 million in stock. The transaction, which is subject to the completion of certain customary conditions, is expected to close by May 15, 1998.

         The Company's principal commitments at March 31, 1998 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1998.

         The proposed expansion of the Company's sales force is anticipated to increase the Company's selling, general and administrative expenses over the next 12 months. The Company believes that it will have adequate capital to cover these expenses at least through 1998.

FOREIGN EXCHANGE EXPOSURE

         Sales outside the United States represent a significant portion of the Company's total revenues. Currently, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operation and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but intends to undertake transactions to manage such risks in the future. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. The Company may use forward foreign exchange contracts with foreign currency options to hedge these risks.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 2, 1998 the Company filed an action for declaratory judgement action against Kosaka Laboratory Ltd. of Tokyo, Japan (Civil Action No. 98-381-CIV-ORL-19A in the Federal Court for the Middle District of Florida). The Company seeks to have the Court declare its rights with regard to Kosaka's U.S. Patent number 4,430,796 regarding a method of measuring an object using, for example, a coordinate measuring machine (CMM), when an object is larger than the coordinate system physically measurable by the CMM. Over the past one to two years, the Company and Kosaka have sought to resolve this matter in an amicable manner. However, Kosaka has persisted in its erroneous claims that its patent is infringed by the Company, and has threatened to file suit if the Company did not pay a relatively large licensing fee. In order to make it clear to the market that the Company does not infringe the patent, the Company decided to file the above mentioned action. The Company strongly believes that the outcome to this declaratory judgement action will be favorable. It is expected that Kosaka will file a counterclaim for patent infringement: however, the Company does not believe that Kosaka's patent infringement claim will be meritorious.


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

         Expenses incurred by the Company from the effective date of the Securities Act registration statement to March 31, 1998 include estimated offering expenses of $899,000, and the underwriters' discount of $2,318,400 before the over-allotment option, and $2,452,000 after the over-allotment. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company. No payments were made to any others.

         The net offering proceeds to the Company after deducting the expenses described in the preceding paragraph were $29,902,600 without the over-allotment, and $31,677,000 with the over-allotment.

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

         From the effective date of the Securities Act registration statement to March 31, 1998 none of the net proceeds from the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; or acquisition of other business(es). Approximately $600,000 was used to repay indebtedness, $3.2 million was used as working capital, and $28 million was invested in money market investments, obligations of the US Government and its agencies and obligations of state and local government agencies. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company. No payments were made to any others.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         1. The Company held an Annual Meeting of Stockholders on Monday, April27, 1998. The Matters submitted for vote and the related election results are as follows:

         2. To elect Alexander Raab and Norman Schipper as directors of the Company, each for a three-year term. The results of proxies voted for the election of directors are as follows:

                    Alexander Raab      %      Norman Schipper      %
         For         7,319,907         73.50    7,361,407         73.91
         Withheld       55,176          0.55       13,676          0.14

         Total       7,375,083         74.05    7,375,083         74.05
                     =========        ======    =========        ======

         Eligible    9,959,241        100.00    9,959,241        100.00


No other matters were submitted to vote by the stockholders.

         Five additional persons who did not stand for election at the Annual Meeting continue to serve as members of the Board of Directors. These members include Gregory A. Fraser and Philip R. Colley, whose terms expire in 1999, and Simon Raab, Hubert d'Amours and Andre Julien, whose terms expire in 2000.

ITEM 5.  OTHER INFORMATION


         On May 8, 1998 the Company announced the execution of a definitive purchase agreement whereby the Company will acquire all the stock of privately held CATS Computer Aided Technologies, GmbH (CATS) of Karlsruhe, Germany for $5 million in cash and approximately $15 million in stock.

         Following the completion of the transaction, CATS will become a wholly owned subsidiary of the Company and will operate as a separate entity under the name of "CATS." The transaction, which is subject to the completion of certain customary conditions, is expected to close by May 15, 1998. The acquisition will be treated as a purchase for accounting purposes. In connection with the closing, the Company is expected to take a one time charge in the second quarter ending June 30, 1998 related to the write-off of in-process research and development costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS.

     Exhibit No.  Description
     -----------  -----------
         27.1     Financial Data Schedule for the three months ended March 31,
                  1998 (Filed herewith for SEC filing purposes only)

         (B)  REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1998                  FARO TECHNOLOGIES, INC.
                                    (Registrant)



                                    By: /s/ Gregory A. Fraser
                                    ------------------------------------------
                                    Gregory A. Fraser
                                    Executive Vice President and Chief
                                    Financial Officer (Duly Authorized Officer
                                    and Principal Financial Officer)

                             FARO TECHNOLOGIES, INC.

                                    FORM 10-Q
                   (FOR THE THREE MONTHS ENDED MARCH 31, 1998)


                                  EXHIBIT INDEX


     Exhibit No.  Description
     -----------  -----------
         27.1     Financial Data Schedule for the three months ended March 31,
                  1998 (Filed herewith for SEC filing purposes only)