Form 10-K405/A
period 1997-12-31
FARO TECHNOLOGIES INC
filed 1998-06-12
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                         Commission File Number 0-23081

                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Florida                                      59-3157093
----------------------------------------  --------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


125 Technology Park, Lake Mary, FL                       32746
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


      (Registrant's Telephone Number, Including Area Code): (407) 333-9911

  Securities to be registered pursuant to Section 12(b) of the Act:


                                                   Name of Each Exchange
         Title of Each Class                        On Which Registered
         -------------------                        -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE


              Documents                                      Form 10-K Reference
              ---------                                      -------------------
  Portions of the FARO Technologies, Inc. 1997           Part I, Item 2
  Annual Report to Shareholders                          Part II, Items 5-7
  Portions of the Proxy Statement, dated
  March 25, 1998                                         Part III, Items 10-13

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


SALES AND MARKETING


         The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 1997, the Company employed 34 sales professionals who operate from the Company's headquarters, five domestic regional sales offices located in Chicago, Dallas, Detroit, Los Angeles and Seattle, and three international sales offices located in Coventry, United Kingdom, St. Jean de Braye, France, and Ulm, Germany. The Company also utilizes three domestic and 12 international distributors in territories where the Company does not have regional sales offices. See Footnote 10 to the Notes to Consolidated Financial Statements incorporated by reference from the Company's 1997 Annual Report to Stockholders for financial information about the Company's foreign and domestic operations and export sales required by this Item.


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

         "Quality" has rapidly emerged as a new emphasis in commerce and industry, and is a significant factor in international trade. Various national and multinational standards have been developed in the quality systems arena for commercial and industrial use. The ISO 9000 series of quality assurance standards ("ISO 9000"), which is administered by the American National Standards Institute, was developed to bring together existing multinational standards and to provide consistence in quality and terminology. ISO 9000 Certification demonstrates that a company has implemented an adequate quality system for products and services it offers. By this, better internal commitment, as well as enhanced purchaser confidence, may be achieved. The Company's facilities and operations are in the process of completing requirements for ISO 9000 registration, and management anticipates that the Company's ISO 9000 certification will be completed in 1998.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, as well as certain key employees, and their ages, are as follows:

                  Name                      Age                                 Principal Position
                  ----                      ---                                 ------------------
Executive Officers:
Simon Raab..........................      44         Chairman of the Board, Chief Executive Officer, and
                                                     President
Gregory A. Fraser...................      42         Chief Financial Officer, Executive Vice President, Secretary,
                                                     and Treasurer

Key Employees:
Daniel T. Buckles...................      42         Vice President--Sales
Ali S. Sajedi.......................      37         Chief Engineer

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

         DANIEL T. BUCKLES has been Vice President--Sales for the Company since May 1997. From 1993 to May 1997, he served as the Director of Marketing for the Company's Industrial Products Group. From 1991 to 1993, Mr. Buckles was the Manager of Product Assurance Technical Operations for the Aerospace and Naval Division of Martin Marietta Corporation. From 1987 to 1991, Mr. Buckles held program management positions for a variety of advanced development and manufacturing programs at Martin Marietta Corporation. From 1976 to 1987, Mr. Buckles held various program management and manufacturing positions at the Submarine Signal Division of Raytheon Company. Mr. Buckles holds a Bachelor of Arts in Theoretical and Quantitative Economics and a Masters of Business Administration from the University of Massachusetts--Dartmouth.

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

         As of December 31, 1997, none of the proceeds of the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; or acquisition of other businesses. Approximately $600,000 was used to repay indebtedness, $2.7 million was used as working capital, and $28 million was invested in money market investments, obligations of the United States government and its agencies and obligations of state and local government agencies, all with maturities of less than three months. No payments were made to directors, officers, or their associates, to persons holding 10% or more of the Company's Common Stock, or to any other affiliate of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report..............................................................................     12

Consolidated Balance Sheets as of December 31, 1996 and 1997..............................................     13

Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997....................     14

Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1995, 1996 and 1997.......................................................................     15

Consolidated Statements of Cash Flows for the years Ended
   December 31, 1995, 1996 and 1997.......................................................................     16

Notes to Consolidated Financial Statements................................................................     17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/ Deloitte & Touche LLP

Jacksonville, Florida
February 13, 1998

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $28,815,069   $  263,342
  Accounts receivable - net of allowance                        6,159,173    2,992,681
  Inventories                                                   4,275,376    3,298,744
  Prepaid expenses                                                109,649       40,871
  Deferred taxes                                                  126,572      102,500
                                                              -----------   ----------
          Total current assets                                 39,485,839    6,698,138
                                                              -----------   ----------
PROPERTY AND EQUIPMENT - At cost:
  Leasehold improvements                                                        14,938
  Machinery and equipment                                       1,014,309      700,799
  Furniture and fixtures                                          605,913      453,892
                                                              -----------   ----------
          Total                                                 1,620,222    1,169,629
Less accumulated depreciation                                     792,442      568,279
                                                              -----------   ----------
          Property and equipment - net                            827,780      601,350
                                                              -----------   ----------
PATENTS AND LICENSES - net of accumulated amortization of
  $321,261 and $270,925, respectively                             639,693      486,480

PRODUCT DESIGN COSTS                                              108,286

DEFERRED TAXES                                                    130,735       29,700
                                                              -----------   ----------
TOTAL ASSETS                                                  $41,192,333   $7,815,668
                                                              ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                           $             $  611,111
  Accounts payable and accrued liabilities                      1,196,967    1,710,814
  Income taxes payable                                            413,167      128,216
  Current portion unearned service revenues                       476,802      185,180
  Customer deposits                                               121,358      230,393
                                                              -----------   ----------
          Total current liabilities                             2,208,294    2,865,714
                                                              -----------   ----------
UNEARNED SERVICE REVENUES - less current portion                   44,628      286,099

LONG-TERM DEBT - less current portion                                          890,156

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000
     shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 20,000,000 shares
     authorized, 9,919,000 and 7,000,000 issued and
     outstanding, respectively                                      9,919        7,000
  Additional paid-in capital                                   36,502,004    3,961,564
  Retained earnings (accumulated deficit)                       3,018,265     (188,365)
  Unearned compensation                                          (464,480)      (6,500)
  Cumulative translation adjustments                             (126,297)
                                                              -----------   ----------
          Total shareholders' equity                           38,939,411    3,773,699
                                                              -----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $41,192,333   $7,815,668
                                                              ===========   ==========

See notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEARS ENDED DECEMBER 31
                                                               ---------------------------------------------
                                                                    1997           1996           1995
SALES                                                           $23,516,385    $14,656,337     $9,862,242

COST OF SALES                                                     9,610,838      6,486,268      4,987,779
                                                                -----------    -----------     ----------

         Gross profit                                            13,905,547      8,170,069      4,874,463
                                                                -----------    -----------     ----------

OPERATING EXPENSES:
  Selling                                                         5,676,113      3,731,762      2,008,301
  General and administrative                                      1,519,657        744,206        503,184
  Depreciation and amortization                                     293,996        230,799        341,494
  Research and development                                        1,075,505        730,124        363,871
  Employee stock options                                            408,000         23,100        106,700
                                                                -----------    -----------     ----------
         Total operating expenses                                 8,973,271      5,459,991      3,323,550
                                                                -----------    -----------     ----------

INCOME FROM OPERATIONS                                            4,932,276      2,710,078      1,550,913
                                                                -----------    -----------     ----------

OTHER INCOME (EXPENSE):
  Other income                                                      499,752         25,145         62,212
  Interest expense                                                 (110,768)      (212,669)      (355,468)
                                                                -----------    -----------     ----------
INCOME BEFORE INCOME TAXES                                        5,321,260      2,522,554      1,257,657
INCOME TAX EXPENSE (BENEFIT)                                      2,114,630      1,115,892       (342,000)
                                                                -----------    -----------     ----------
NET INCOME                                                      $ 3,206,630    $ 1,406,662     $1,599,657
                                                                ===========    ===========     ==========

NET INCOME PER COMMON SHARE - BASIC                             $      0.41    $      0.20     $     0.23


NET INCOME PER COMMON SHARE - ASSUMING DILUTION                 $      0.39    $      0.19     $     0.22

See notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                          RETAINED
                                   COMMON STOCK          ADDITIONAL       EARNINGS                      CUMULATIVE
                               --------------------        PAID-IN      (ACCUMULATED      UNEARNED     TRANSLATION
                               SHARE        AMOUNTS        CAPITAL        DEFICIT)      COMPENSATION    ADJUSTMENT        TOTAL

BALANCE, JANUARY 1, 1995       7,000,000    $ 7,000      $ 3,825,264    $ (3,194,684)                                  $   637,580

 Granting of employee and
  director stock options                                     146,500                    $    (39,800)                      106,700

 Net income                                                                1,599,657                                     1,599,657
                               ---------    -------      -----------    ------------    ------------   ----------      -----------
BALANCE,
 DECEMBER 31, 1995             7,000,000      7,000        3,971,764      (1,595,027)        (39,800)                    2,343,937

Employee stock options,
 forfeitures and amortization
 of unearned compensation                                    (10,200)                         33,300                        23,100

Net income                                                                 1,406,662                                     1,406,662
                               ---------    -------      -----------    ------------    ------------   ----------      -----------

BALANCE,
 DECEMBER 31, 1996             7,000,000      7,000        3,961,564        (188,365)          6,500                     3,773,699

 Granting of employee and
  director stock options                                     866,793                        (501,834)                      364,959

 Amortization of unearned
  compensation                                                                                43,854                        43,854

 Issuance of common stock      2,919,000      2,919       31,673,647                                                    31,676,566

Currency translation
  adjustment                                                                                           $ (126,297)        (126,297)

Net income                                                                 3,206,630                                     3,206,630
                               ---------    -------      -----------    ------------    ------------   ----------      -----------

BALANCE,
 DECEMBER 31, 1997             9,919,000    $ 9,919      $36,502,004    $  3,018,265    $   (464,480)  $ (126,297)     $38,939,411
                               =========    =======      ===========    ============    ============   ==========      ===========

See notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEARS ENDED DECEMBER 31
                                                                  ------------------------------------------
                                                                       1997           1996          1995
OPERATING ACTIVITIES:
 Net Income                                                       $  3,206,630    $ 1,406,662    $ 1,599,657
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                        293,996        230,799        341,494
  Product design costs                                                                               531,186
  Employee stock options                                               408,000         23,100        106,700
  Provision for bad debts                                                              28,432         24,806
  Provision for obsolete inventory                                                                    27,629
  Deferred income taxes                                               (125,107)       232,800       (365,000)
  Loss on the sale of fixed assets                                      10,850
 Changes in operating assets and liabilities:
 Decrease (Increase) in:
  Accounts receivable                                               (3,292,789)      (843,349)    (1,147,174)
  Notes receivable                                                                                    47,947
  Inventory                                                           (976,632)    (1,230,457)      (453,120)
  Prepaid expenses and other assets                                    (68,778)        55,435        (47,193)
 Increase (Decrease) in:
  Accounts payable and accrued liabilities                            (513,847)       990,993        126,925
  Income taxes payable                                                 284,951        105,216         23,000
  Unearned service revenues                                             50,151        471,278
  Customer deposits                                                   (109,035)        53,460        118,865
                                                                  ------------    -----------    -----------
      Net cash (used in) provided by operating activities             (831,610)     1,524,369        935,722
                                                                  ------------    -----------    -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (480,127)      (416,162)      (210,868)
 Payments of patent costs                                             (203,549)      (134,046)       (74,088)
 Payments for product design costs                                    (108,286)
                                                                  ------------    -----------    -----------
     Net cash used in investing activities                            (791,962)      (550,208)      (284,956)
                                                                  ------------    -----------    -----------
FINANCING ACTIVITIES:
 Repayment of related party loans                                                  (2,200,000)      (725,000)
 Proceeds from debt                                                                 1,625,816
 Payments on debt                                                   (1,501,267)      (140,556)
 Proceeds from issuance of common stock, net                        31,676,566
                                                                  ------------    -----------    -----------

      Net cash provided by (used in) financing activities           30,175,299       (714,740)      (725,000)

INCREASE (DECREASE) IN CASH                                         28,551,727        259,421        (74,234)

CASH, BEGINNING YEAR                                                   263,342          3,921         78,155
                                                                  ------------    -----------    -----------
CASH, END OF YEAR                                                 $ 28,815,069    $   263,342    $     3,921
                                                                  ============    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                           $    110,768    $   256,654    $   352,987
                                                                  ============    ===========    ===========
 Cash paid for income taxes                                       $  1,951,286    $   777,876    $
                                                                  ============    ===========    ===========

See notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - FARO Technologies, Inc. (the "Company") develops, manufactures, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company has two wholly-owned subsidiaries, FARO Worldwide, Inc. and FARO FRANCE, s.a.s., which distribute the Company's 3-D measurement equipment throughout Europe through three primary offices located in France, Germany and the United Kingdom, Faro France, s.a.s. commenced operations in July 1996.


PRINCIPLES OF CONSOLIDATION - The Company has one foreign subsidiary located in France. The financial statements of this subsidiary are translated from French francs into US dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders equity.


The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


REVENUE RECOGNITION, PRODUCT WARRANTY AND EXTENDED MAINTENANCE CONTRACTS - Revenue related to the Company's 3-D measurement equipment is recognized upon shipments as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is not recognized unless remaining obligations under the sales agreement are insignificant. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized proportionately as maintenance costs are projected to be incurred. Prior to November 1, 1997 such revenues were recognized ratable over the contract term. The change in estimate with respect to the recognition of such revenues more accurately matches revenues with costs incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped.
Costs relating to extended maintenance plans are recognized as incurred.


In June 1996, the Company entered into an OEM agreement with Mitutoyo Corporation, a Japanese company which manufactures and markets metrology tools. Under the agreement, Mitutoyo sells the Company's products under the name SPINARM. The agreement, which grants Mitutoyo a nonexclusive right to sales in Japan expires in June 1999, and is renewable for successive one year terms.

One customer accounted for approximately 10% for total sales for the year ended December 31, 1996.

CASH AND CASH EQUIVALENTS - The Company considers cash on hand and amount on deposit with financial institutions which have original maturities of three months or less to be cash.


INVENTORIES - Inventories are stated at the lower of average cost or market value. For 1996, inventories are stated at the lower of cost (determined on the first-in, first-out method) or market value. The change from the first-in, first-out method to the average cost method of inventory valuation did not have a material effect on the Company's consolidated financial statements Such change was made due to potentially significant price variances that result from factors such as rush orders and technological

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


      improvements relating to components. Accordingly, the Company believes average cost more accurately reflect the value of its inventory. In order to achieve a better matching of production costs with the revenues generated in production, certain fixed overhead costs and certain general and administrative costs that are related to production are capitalized into inventory when they are incurred and are charged to cost of sales as product costs at the time of sale. Such amounts are not material to the consolidated financial statements.


      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the various classes of assets as follows:

         Machinery and equipment                              5 years
         Furniture and fixtures                               5 years
         computer equipment                                   2 years


      Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease.

      PATENTS - Patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents, which is 17 years. In addition, unamortized patents of $192,570 relating to certain products sold in the medical field were charged to amortization expense in 1995 due to the discontinuance of those products.

      RESEARCH AND DEVELOPMENT - Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.


      PRODUCT DESIGN COSTS - Costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that a product's software and hardware components can be produced to meet design specifications including function, features, and technical performance requirements. Capitalization of Product Design Costs ceases and amortization of such costs begins when the product is available for general release to customers. During 1996 and 1995 the Company's products had an economic life of less than one year due to the rate of technological development. As a result, $531,186 of unamortized product design costs at January 1, 1995 were charged to cost of sales in 1995.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

      INCOME TAXES - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      EARNINGS PER SHARE - During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicity held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. All EPS data presented has been restated to conform with the requirements of SFAS 128. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

                                                        Years Ended December 31
                                    ------------------------------------------------------------------
                                               1997                   1996                1995
                                                 PER-SHARE              PER-SHARE            PRE-SHARE
                                    SHARES        AMOUNT     SHARES      AMOUNT     SHARES    AMOUNT
Basic EPS
  Weighted-Average Shares           7,831,715     $ 0.41    7,000,000    $ 0.20   7,000,000   $ 0.23

Effect of Dilutive Securities
  Stock Options                       355,495                 349,041               166,739
  Warrants                              1,838
                                    ---------               ---------             ---------
Diluted EPS
  Weighted-Average Shares
  Assumed Conversions               8,189,048     $  0.39   7,349,041    $ 0.19   7,166,739   $ 0.22
                                    ---------     -------   ---------             ---------

      Earnings per share for the years ended December 31, 1995 and 1996 were computed as follows: (1) 7,000,000 common shares issued and outstanding each year, plus (ii) 149,690 common shares issuable under the 1997 stock option grants based on the treasury stock method assuming an initial public offering price of $11.00 per share, plus (iii) common shares issuable under the 1995 stock options granted under the 1993 stock option plan of 17,050 in 1995 and 199,352 in 1996, respectively, based on the treasury stock method assuming an initial public offering price of $11.00 per share.

      REVERSE STOCK SPLIT - All per share amounts, number of common shares and capital accounts in the accompanying financial statements have been restated to give retroactive effect for all periods presented for a 1 for
      1.422272107 reverse stock split effective June 30, 1997. The par value of the common stock was not change. As a result $2,956 representing the reduction in par value for the shares no longer issued was transferred to additional paid-in capital from common stock.

      CONCENTRATION OF CREDIT RICK - Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ADOPTED ACCOUNTING STANDARDS - Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) which requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied. See
     Note 8.

     NEW ACCOUNTING STANDARDS - In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management has not determined the effect of this statement on its financial statement disclosure.

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


      On October 27, 1997 the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Management does not believe the adoption of SOP 97-2 will have a material effect on the Company's consolidated financial statements.


2.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable are net of an allowance for doubtful accounts of $9,534 for the years ended December 31, 1997 and 1996.

3.    INVENTORIES

      Inventories consist of the following:

                                                     December 31
                                               ------------------------
                                                  1997         1996

        Raw materials                          $2,432,194    $1,888,227
        Finished goods                            804,827       472,408
        Sales demonstration                     1,038,355       938,109
                                               ----------    ----------
                                               $4,275,376    $3,298,744
                                               ==========    ==========



      Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company's products to customers. The products remain in sales demonstration inventory for up to six months and are subsequently sold at prices that produce slightly reduced gross margins.



4.    LONG-TERM DEBT

      The company has a loan agreement (the "Agreement") in the form of a term note and a line of credit. The Agreement combines the equivalent of three successive one-year term loans, each equal to that portion of the loan that will be fully amortized in the ensuing year with a line of credit equal to that portion of the loan that will not be amortized in the ensuing year. The Company has available borrowings under the Agreement totaling approximately $2 million as of December 31, 1997. Interest accrues at the 30-day commercial paper rate plus 2.7% and is payable monthly. Borrowings under the Agreement are collateralized by the Company's accounts and notes receivable, inventory, property and equipment, intangible assets, and deposits. The Agreement contains restrictive covenants, including the maintenance of certain amounts of working capital and tangible net worth and limits on loans to related parties, and prohibits the Company from declaring dividends. No borrowings were outstanding under this line of credit as of December 31, 1997.

      In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. No borrowings were outstanding under this line of credit as of December 31, 1997.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5.   RELATED PARTY TRANSACTIONS

     LEASES - The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), a 27.9% shareholder. The lease expires on February 28, 2001, and the Company has two five-year renewal options. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $150,000 for both 1997 and 1996, and $148,000 for 1995.

     During the year ended December 31, 1997, the Company's board of directors gave approval to the Company to amend the existing lease agreement with Xenon to include additions to the existing premises which are being constructed by Xenon. Upon completion of the expansion premises, rent under the lease will increase approximately $150,000 per year. Increased payments under the lease are scheduled to commence on the earlier of (a) the date Xenon obtains a certificate of occupancy of (b) the Company takes occupancy. The Company expects to take occupancy or the expansion premises during the first quarter of 1998.

     NOTES - Xenon Research, Inc. - Revolving line of credit, which was repaid and terminated in 1996. Interest was at prime plus 5% (13.5% at December 31, 1995) and amounted to $355,468 in 1995 and $185,585 in 1996.

6.   INCOME TAXES

     The components of the expense (benefit) for income taxes is comprised of the following as of December 31:

                      1997           1996           1995
     Current:
       Federal      $1,945,035     $  721,700     $  23,000
       State           294,702        161,392
                    ----------     ----------     ---------
                     2,239,737        883,092        23,000
                    ----------     ----------     ---------

     Deferred:
       Federal        (108,646)       221,100      (334,000)
       State           (16,461)        11,700       (31,000)
                    ----------     ----------     ---------
                      (125,107)       232,800      (365,000)
                    ----------     ----------     ---------
                    $2,114,630     $1,115,892     $(342,000)
                    ==========     ==========     =========

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Income taxes for the years ended December 31, 1997 and 1996 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

                                                        1997        1996       1995
  Tax expense at statutory rate                     $1,809,228  $  857,700  $ 428,000
  State income taxes, net of federal benefit           181,713     114,200     46,000
  Research and development credit                      (64,893)               (30,000)
  Nondeductible items                                  159,198      61,000
  Other                                                 29,384      82,992
  Change in deferred tax asset valuation allowance                           (786,000)
                                                    ----------  ----------  ---------
  Total income tax expense (benefit)                $2,114,630  $1,115,892  $(342,000)
                                                    ==========  ==========  =========

The components of the Company's net deferred tax asset at December 31, 1997 and 1996 are as follows:

                                         1997       1996
  Deferred tax assets:
    Employee stock option              $200,599   $ 51,300
    Unearned service revenue            178,271    186,200
    Other                                14,770      9,400
                                       --------   --------

  Gross deferred assets                 393,640    246,900
                                       --------   --------

  Deferred tax liabilities:
    Patent amortization                  72,963     88,200
    Depreciation                         22,979     26,500
    Product design costs                 40,391
                                       --------   --------

  Gross deferred tax liabilities        136,333    114,700
                                       --------   --------

  Net deferred tax asset               $257,307   $132,200
                                       ========   ========

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7. COMMITMENTS
   The following is a schedule of future minimum lease payments required under noncancelable leases, including leases with related parties (see Note 5), in effect at December 31, 1997:


YEAR ENDING
DECEMBER 31,                            AMOUNT
1998                                    $  395,000
1999                                       342,500
2000                                       337,600
2001                                        55,300
                                        ----------
Total future minimum lease payments     $1,130,400
                                        ----------

8. STOCK OPTION PLANS

   In 1993, the Company adopted the employee Stock Option Plan (the "1993 Plan"). The Company reserved 1,000,000 shares of common stock for issuance to eligible employees under the Plan. On December 19, 1995, the Company granted 243,265 options to purchase shares of common stock of the Company to certain employees at exercise prices of $0.36. These options vested over four years from January 1, 1992 or the date of the optionee's employment, whichever was later, and became exercisable to the extent vested upon completion of the company's initial public offering in September 1997. at December 31, 1995, the value of one share of common stock was determined to be $1.07, based on a third-party offer for Company stock.

On January 1, 1997, the Company granted options to purchase 133,218 shares of common stock of the Company pursuant to the 1993 Plan at an exercise price of $3.60 per share. These options vest over a period of three years beginning September 23, 1998, and are exercisable upon vesting.

On May 1, 1997, as consideration for his serving on the Board of Directors, a director was granted options for 52,732 shares of common stock at $0.36 per share. Such options became exercisable upon completion of the Company's initial public offering, in September 1997; consequently, the associated compensation expense has been recorded during the year ended December 31, 1997.

In July 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan") that provides for the grant to key employees of the Company of incentive or nonqualified stock options. An aggregate of 750,000 shares of common stock are reserved for issuance pursuant to the 1997 Plan. The 1997 Plan is administered by the Compensation committee of the Board of Directors, which has broad discretion in the granting of awards. The exercise price of all options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. During the year ended December 31, 1997, Simon Raab, President and Chief Executive Officer and Gregory A. Fraser, Chief Financial Officer were granted 80,000 and 60,000 options respectively under the 1997 Plan. Also, 74

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

other employees were granted options to purchase a total of 188,000 shares of common stock at the exercise price of $12.00 per share which represented the fair value of such shares (except for options granted at an exercise price of $13.20 per share to qualify for treatment as incentive stock options). All options issued under the 1997 Plan will become exercisable in one-third increments on each anniversary of the date of grant, commencing in 1998.

In July 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "Non-employee Director Plan") which provides for the grant of nonqualified stock options to members of the Board of Directors who are not employees of the Company. Although adopted in July 1997, the Non-Employee Director Plan was not effective until September 18, 1997, upon completion of the Company's initial public offering. An aggregate of 250,000 shares of Common Stock of the Company have been reserved for issuance under the Non-Employee Director Plan. Under the Non-Employee Director Plan, each nonemployee director shall automatically be granted options to purchase 3,000 shares of the Company's common stock (i) on the effective date of the Non-Employee Director Plan if serving on the Board as of such date, or (ii) on the date on which he or she is first elected or appointed, if he or she is subsequently elected or appointed to the Board. Additionally, the Non-Employee Director Plan provides that each nonemployee director shall automatically be granted options to purchase 3,000 shares of common stock of the Company on the day following the annual meeting of shareholders at which he or she is reelected to the Board. Formula grants under the Non-Employee Director Plan become exercisable in one-third increments on the first, second and third anniversary of the date of grant. The exercise price of options granted under the Non-Employee Director Plan is equal to the fair market value of the Company's common stock as defined in the Plan. Options granted under the Non-Employee Director Plan, other than pursuant to the above formula, may only be granted upon specific approval of each grant by the Board, which has the discretion to establish a vesting schedule different than the established vesting schedule of formula options.

On September 18, 1997, the effective date of the Non-Employee Director Plan, each nonemployee Director was granted options to purchase 3,000 shares of common stock at exercise prices of $12.00 per share. Additionally, pursuant to the Non-Employee Director Plan on September 18, 1997, outside Directors, other than Martin Koshar, were granted options to purchase an aggregate of 160,000 shares of common stock of the Company at exercise prices of $12.00 per share in consideration for their prior service on the Board. The nonformula options grants were immediately vested.

Compensation cost charged to operations associated with the Company's stock option plans was $408,000, $23,100 and $106,700 in 1997, 1996 and 1995,
respectively. Compensation cost was based on the difference between the value of the stock and its exercise price, multiplied by the number of shares vested in each year.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     SFAS NO. 123 REQUIRED DISCLOSURE

     If compensation cost for stock options was determined based on the fair value at the grant dates for 1997, 1996, and 1995 consistent with the method prescribed by SFAS No. 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                               1997           1996           1995
Net income                                   As reported    $3,206,630     $1,406,662     $1,599,657
                                             Pro forma       2,345,551      1,382,140      1,572,628

Income per share - Basic                     As reported    $     0.41     $     0.20     $     0.23
                                             Pro forma            0.30           0.19           0.22

Income per share - Assumming dilution        As reported    $     0.39     $     0.19     $     0.22
                                             Pro forma            0.29           0.19           0.22


     Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1997 and 1995; dividend yield of 0 percent, expected volatility of 46.33% and 90% for 1997 and 1995 respectively, risk-free interest rate of 5.63%, and expected life ranging from 3 to 10 years. There were no stock options granted in 1996.

     A summary of the status of options under the Company's stock-based compensation plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                 1997                     1996                  1995
                                        ----------------------    ---------------------   -------------------
                                                     WEIGHTED-                WEIGHTED-             WEIGHTED-
                                                     AVERAGE                  AVERAGE               AVERAGE
                                                     EXERCISE                 EXERCISE              EXERCISE
                                         OPTIONS       PRICE      OPTIONS       PRICE     OPTIONS     PRICE
Outstanding at beginning of year         190,512       $0.36      210,902       $0.36

  Granted                                797,001        9.90                              210,902     $0.36
  Forfeited                              (31,790)       9.67      (20,390)       0.36
                                        --------                  -------                 -------
Outstanding at end of year               955,723        8.00      190,512        0.36     210,902      0.36
                                        --------                  -------                 -------
Grants exercisable at year-end           498,680

Weighted-average fair value of
  options granted during the year       $   4.82                                                      $1.00

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The following table summarizes information about the outstanding grants at December 31, 1997:

                              WEIGHTED-AVERAGE
EXERCISE       OPTIONS           REMAINING           OPTIONS
 PRICE       OUTSTANDING      CONTRACTUAL LIFE     EXERCISABLE
--------     -----------      ----------------     -----------
 $ 0.36        243,244             4.75              238,680
   3.57        131,479             6.75
  12.00        481,000             9.75              160,000
  13.20        100,000             4.75              100,000
               -------                               -------
               955,723                               498,680
               =======                               =======

     Remaining non-exercisable options as of December 31, 1997 become exercisable as follows:

     1998                     155,390
     1999                     150,826
     2000                     150,827
                              -------
                              457,043
                              =======

9.   BENEFIT PLAN

     During 1996, the Company established a defined contribution retirement plan (401(k)) for its employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 4% of compensation. The Company made no contribution to the Plan in 1996 or 1997.

10.  SEGMENT INFORMATION AND EXPORT SALES

     Sales to unaffiliated customers, loss from operations and identifiable assets relating to the Company's French subsidiary totaled $3,267,690, $(275,864), and $2,992,832, respectively. Such amounts were not material for the years ended December 31, 1996 and 1995.

     The following table includes export sales according to the country in which the customer is located.

                                      UNITED                                                 OTHER
                                      STATES         ASIA         EUROPE       CANADA       FOREIGN        TOTAL
                                   -----------    ----------    ----------    --------    ----------    -----------
Year ended December 31, 1997       $15,599,150    $2,201,848    $4,135,982    $560,872    $1,018,533    $23,516,385
Year ended December 31, 1996        10,829,543     1,606,916     1,292,592     715,728       211,558     14,656,337
Year ended December 31, 1995         7,727,400       385,361       625,730     850,271       273,480      9,862,242

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11. QUARTERLY RESULTS OF OPERATION (UNAUDITED)


                                                  MARCH 31,       JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
QUARTER ENDED                                      1997            1997              1997                1997
------------------------------------------------------------------------------------------------------------------
Sales                                           $4,889,471        $5,429,064      $5,909,306          $7,288,544
Gross profit                                     2,940,922         3,189,333       3,530,192           4,245,100
Net income                                         719,731           535,877         829,115           1,121,907
Net income per share:
  Basic                                               0.09              0.07            0.11                0.11
  Assuming dilution                                   0.09              0.07            0.11                0.11



                                                  MARCH 31,       JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
QUARTER ENDED                                      1996            1996              1996                1996
------------------------------------------------------------------------------------------------------------------
Sales                                           $3,037,610        $3,422,503      $4,083,193          $4,113,031
Gross profit                                     1,850,944         1,864,175       2,327,073           2,127,877
Net income                                         397,061           285,099         503,989             220,513
Net income per share:
  Basic                                               0.06              0.04            0.07                0.03
  Assuming dilution                                   0.05              0.04            0.07                0.03

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

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K.

         (A) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:


         (1) FINANCIAL STATEMENTS. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Deloitte & Touche LLP, Independent Certified Public Accountants filed as part of this Form 10-K/A

         (2) FINANCIAL STATEMENT SCHEDULES. Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

       10.11      Nonexclusive Unique Application Reseller Agreement, dated as of March 1, 1998, between the
                  Registrant and Autodesk, Inc. (Previously filed)

       10.12      First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant and
                  Xenon Research, Inc., successor by merger to FARO Medical Technologies (US), Inc.
                  (Previously filed)

       11.1       Statement re Computation of Per Share Earnings (Incorporated by reference from page 1 to the
                  Registrant's 1997 Annual Report to Stockholders previously filed as Exhibit 13.1)

       13.1       Annual Report to Stockholders for the year ended December 31,  1997 (To be deemed previously filed only to the extent required by the instructions to exhibits for reports on Form 10-K)

       18.1       Letter re changes in accounting principales (Filed herewith)

       21.1       List of Subsidiaries (Previously filed)


       23.1       Consent of Deloitte & Touche LLP (Filed herewith)

       24.1       Power of Attorney (Included on Page 14 of this Report)

       27.1       Financial Data Schedule for the year ended December 31, 1997 (Previously filed for SEC filing purposes only)

       27.2       Financial Data Schedule for the nine months ended September 30, 1996 (Previously filed for SEC filing purposes only)

       27.3       Financial Data Schedule for the six months ended June 30, 1996 (Previously filed for SEC filing purposes only)

       27.4       Financial Data Schedule for the year ended December 31, 1996 (Previously filed for SEC filing purposes only)


         (B)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      FARO TECHNOLOGIES, INC.

Date:    June 11, 1998                By: /s/ Gregory A. Fraser
                                          --------------------------------------
                                          GREGORY A. FRASER, Ph.D.
                                          Executive Vice President, Secretary,
                                          Treasurer, and Chief Financial Officer

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

                   Signature                                        Title                              Date
                   ---------                                        -----                              ----
/s/ Simon Raab                                   Chairman of the Board, President,                 June 11, 1998
-----------------------------------------------  Chief Executive Officer (Principal
                  Simon Raab                     Executive Officer), and Director


/s/ Gregory A. Fraser                            Executive Vice President, Secretary,              June 11, 1998
-----------------------------------------------  Treasurer, Chief Financial Officer
               Gregory A. Fraser                 (Principal Financial and Accounting
                                                 Officer), and Director


/s/ Gregory A. Fraser, attorney-in-fact          Director                                          June 11, 1998
-----------------------------------------------
                Hubert d'Amours

/s/ *Gregory A. Fraser, attorney-in-fact         Director                                          June 11, 1998
-----------------------------------------------
                 Philip Colley

/s/ *Gregory A. Fraser, attorney-in-fact         Director                                          June 11, 1998
-----------------------------------------------
                Alexandre Raab

/s/ *Gregory A. Fraser, attorney-in-fact         Director                                          June 11, 1998
-----------------------------------------------
              Norman H. Schipper

/s/ *Gregory A. Fraser, attorney-in-fact         Director                                          June 11, 1998
-----------------------------------------------
                 Andre Julien