Form 10-Q
period 1998-06-30
FARO TECHNOLOGIES INC
filed 1998-08-12
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                  For the quarterly period ended June 30, 1998



[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


             For the transition period from _________ to __________


                        Commission File Number: 0-23081



                            FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



          FLORIDA                                                 59-3157093
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                      32746
----------------------------------------------                  ----------
 (Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, including area code:             407-333-9911


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

Outstanding at August 12, 1998: 11,360,413

FARO Technologies Inc.
Index to Form 10-Q




PART I.           FINANCIAL INFORMATION                                              Page Number
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and
                  June 30, 1998                                                            3

                  Consolidated Statements of Income and Comprehensive Income
                  for the Three and Six Months Ended June 30, 1997 and 1998                4

                  Consolidated Statement of Shareholders' Equity                           5

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and 1998                                             6

                  Notes to Consolidated Financial Statements                               7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                10


PART II.          OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                14

         Item 5.  Other Information                                                        14

         Item 6.  Exhibits and Reports on Form 8-K                                         14

         Signatures                                                                        15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                           DECEMBER 31,        JUNE 30,
                                                              1997               1998
                                                          -------------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                               $ 28,815,069        $22,396,863
  Accounts receivable, net of allowance                      6,159,173         10,121,298
  Inventories                                                4,275,376          5,249,930
  Deferred tax asset                                           126,572            526,572
  Prepaid expenses                                             109,649            277,516
                                                          ------------        -----------

      Total current assets                                  39,485,839         38,572,179
                                                          ------------        -----------

PROPERTY AND EQUIPMENT - At cost:
  Machinery and equipment                                    1,014,309          1,564,658
  Furniture and fixtures                                       605,913            890,067
                                                          ------------        -----------

      Total                                                  1,620,222          2,454,725
Less accumulated depreciation                                 (792,442)        (1,000,294)
                                                          ------------        -----------

      Property and equipment - net                             827,780          1,454,431
                                                          ------------        -----------

INTANGIBLE ASSETS, net of accumulated amortization
  of $321,261 and $471,437, respectively                       747,979          2,422,562

DEFERRED TAXES                                                 130,735          1,219,000
                                                          ------------        -----------

TOTAL ASSETS                                              $ 41,192,333        $43,668,172
                                                          ============        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                $  1,196,967        $ 3,807,768
  Income taxes payable                                         413,167                  -
  Customer deposits                                            121,358            185,756
  Current portion unearned service revenues                    476,802            272,907
                                                          ------------        -----------

      Total current liabilities                              2,208,294          4,266,431

UNEARNED SERVICE REVENUES - less current portion                44,628            136,563
                                                          ------------        -----------

TOTAL LIABILITIES                                            2,252,922          4,402,994
                                                          ------------        -----------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001,
    10,000,000 shares authorized, no
    shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 9,919,000 and 11,027,081 issued and
    outstanding, respectively                                    9,919             11,027
  Additional paid-in-capital                                36,502,004         47,497,781
  Retained earnings (deficit)                                3,018,265         (7,534,481)
  Unearned compensation                                       (464,480)          (378,398)
  Accumulated other comprehensive income:
    Cumulative translation adjustments                        (126,297)          (330,751)
                                                          ------------         ----------

      Total shareholders' equity                            38,939,411         39,265,178
                                                          ------------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 41,192,333        $43,668,172
                                                          ============        ===========



          See accompanying notes to consolidated financial statements.



                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                         -------------------------------      ------------------------------
                                                             1997             1998                1997             1998
                                                         ------------      -------------      ------------------------------
Sales                                                    $  5,429,064      $   7,721,808      $ 10,318,535     $  14,404,009
Cost of sales                                               2,239,731          2,779,843         4,188,280         5,461,605
                                                         ------------      -------------      ------------     -------------

Gross profit                                                3,189,333          4,941,965         6,130,255         8,942,404

Operating Expenses:
    Selling                                                 1,353,507          2,211,523         2,512,066         3,795,059
    General and administrative                                319,569            517,136           622,092         1,115,718
    Depreciation and amortization                              65,773            262,517           124,646           372,879
    Research and development                                  216,766            435,534           394,839           821,978
    Employee stock options                                    360,876             43,041           364,146            86,082
    Purchased in-process research and development costs             -         14,374,000                 -        14,374,000
                                                         ------------      -------------      ------------     -------------

    Total operating expenses                                2,316,491         17,843,751         4,017,789        20,565,716
                                                         ------------      -------------      ------------     -------------

Income (loss) from operations                                 872,842        (12,901,786)        2,112,466       (11,623,312)

Interest income                                                     -            302,852                 -           622,779
Other income                                                   51,877              5,408            46,067             2,754
Interest expense                                              (31,591)            (7,865)          (65,853)           (7,865)
                                                         ------------      -------------      ------------     -------------

Income (loss) before income taxes                             893,128        (12,601,391)        2,092,680       (11,005,644)
Income tax expense (benefit)                                  357,251         (1,025,254)          837,072          (452,898)
                                                         ------------      -------------      ------------     -------------

Net income (loss)                                             535,877        (11,576,137)        1,255,608       (10,552,746)

Other Comprehensive Income (Expense)
    Foreign currency translation adjustments                  (43,985)          (160,669)          (43,985)         (204,454)
                                                         ------------      -------------      ------------     -------------

    Other comprehensive income (expense)                      (43,985)          (160,669)          (43,985)         (204,454)
                                                         ------------      -------------      ------------     -------------

Comprehensive income (loss)                              $    491,892      $ (11,736,806)     $  1,211,623     $ (10,757,200)
                                                         ============      =============      ============     =============

Net Income (Loss) Per Common Share - Basic               $       0.08      $       (1.10)     $       0.18     $       (1.03)
                                                         ============      =============      ============     =============

Net Income (Loss) Per Common Share -
    Assuming Dilution                                    $       0.07      $       (1.08)     $       0.17     $       (1.01)
                                                         ============      =============      ============     =============



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              Additional                    Cumulative    Retained
                                           Common Stock         Paid-in       Unearned      Translation   Earnings
                                        Shares     Amounts     Capital      Compensation    Adjustment    (Deficit)      Total
                                       -------------------   ------------   ------------   -----------   -----------  ------------
BALANCE, DECEMBER 31,
   1997                                9,919,000   $ 9,919   $ 36,502,004   $  (464,480)   $ (126,297)  $  3,018,265  $ 38,939,411

   Common stock issued in connection
   with acquisition of business          916,668       917     10,394,083                                               10,395,000

   Capitalization of registration
   costs in connection with
   acquisition of business                                       (133,391)                                                (133,391)

   Exercise of stock options             191,413       191         70,612                                                   70,803

   Amortization of unearned
   compensation                                                                  86,082                                     86,082

   Tax benefit from exercise
   of stock options                                               664,473                                                  664,473

   Currency translation
   adjustment                                                                                (204,454)                    (204,454)

      Net loss for period                                                                                (10,552,746)  (10,552,746)
                                      ----------   -------   ------------   -----------    ----------   ------------  ------------
BALANCE, JUNE 30, 1998                11,027,081   $11,027   $ 47,497,781   $  (378,398)   $ (330,751)  $ (7,534,481) $ 39,265,178
                                      ==========   =======   ============   ===========    ==========   ============  ============




          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                         -----------------------------------
                                                             1997                   1998
                                                         ------------           ------------
OPERATING ACTIVITIES:
  Net income (loss)                                      $  1,255,608           $(10,552,746)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation, amortization and other                      124,646                506,713
    In-process research and development                                           14,374,000
    Employee stock options                                    364,146                 86,082
    Deferred income taxes                                    (276,302)            (1,340,512)
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                  (1,903,666)            (2,614,372)
      Inventories                                            (479,874)              (944,217)
      Prepaid expenses                                         15,744                (55,507)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                139,856                812,071
      Income taxes payable                                    649,090               (413,167)
      Customer deposits                                        52,387                 64,398
      Unearned service revenues                               326,610               (111,960)
                                                         ------------           ------------

        Net cash provided by (used in) operating
        activities                                            268,245               (189,217)
                                                         ------------           ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (264,945)              (664,596)
  Payments of patent costs                                   (148,274)               (87,863)
  Payments of product design costs                                  -               (311,896)
  Acquisition of business, net of cash acquired                     -             (5,306,057)
                                                         ------------           ------------

        Net cash used in investing activities                (413,219)            (6,370,412)
                                                         ------------           ------------

FINANCING ACTIVITIES:
  Payments on debt                                               (831)                     -
  Proceeds from issuance of common stock, net                       -                 70,803
                                                         ------------           ------------

        Net cash (used in) provided by financing
        activities                                               (831)                70,803
                                                         ------------           ------------

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS                             -                 70,620
                                                         ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                        (145,805)            (6,418,206)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                263,342             28,815,069
                                                         ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    117,537           $ 22,396,863
                                                         ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                 $     19,226           $      7,865
                                                         ============           ============

  Cash paid for income taxes                             $    464,283           $     74,216
                                                         ============           ============

  Noncash financing activities:
      Net decrease in deferred tax assets and
      current tax liability due to exercise of
      employee stock options                             $          -           $    608,565
                                                         ============           ============


          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998



NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

         FARO Technologies Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications.

On May 15, 1998 the Company acquired all the stock of privately held CATS computer aided technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") of Karlsruhe, Germany for $5 million in cash, 916,668 shares of common stock of the Company, plus the right to receive up to an additional 333,332 shares of Company common stock if CATS meets certain performance goals. In addition, the Company assumed certain of CATS outstanding liabilities. CATS develops, markets and supports 3-D measurement retrofit and statistical process control software used in both main frame and PC based CAD environments. CATS is a wholly owned subsidiary of the Company and operates as a separate entity under the name of "CATS." The acquisition was treated as a purchase for accounting purposes. See Note F.

The Company has two other wholly-owned subsidiaries, FARO Worldwide, Inc. and FARO France, s.a.s., which distribute the Company's 3-D measurement equipment throughout Europe through three primary offices located in France, Germany and the United Kingdom. FARO France, s.a.s., commenced operations in July 1996.


NOTE B - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three and six months ended JUNE 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report of Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Prior year financial statements have been restated for comparative purposes to conform with this new standard.



NOTE C - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

Three months ended June 30,                         1997                           1998
------------------------------------------------------------------------------------------------------
                                                       Per-Share                        Per-Share
                                             Shares      Amount              Shares       Amount
------------------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares                7,000,000    $   .08          10,531,132    ($1.10)
Effect of Dilutive Securities
     Stock Options                            333,290                        187,178
                                            ---------                     -----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,333,290    $   .07          10,718,310    ($1.08)
                                            =========                     ==========




Six months ended June 30,                           1997                           1998
------------------------------------------------------------------------------------------------------
                                                       Per-Share                        Per-Share
                                             Shares      Amount              Shares       Amount
------------------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares                7,000,000    $  .18            10,239,613   ($1.03)
Effect of Dilutive Securities
     Stock Options                            333,290                         218,049
                                            ----------                     ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,333,290    $  .17            10,457,662   ($1.01)
                                            =========                      ==========



NOTE D - Inventory

Inventories consist of the following:

                                                      DECEMBER 31,                 JUNE 30,
                                                         1997                        1998
                                                     -------------              --------------
Raw materials                                        $   2,432,194              $    2,827,648
Finished goods                                             804,827                     983,352
Sales demonstration                                      1,038,355                   1,438,930
                                                     -------------              --------------
                                                     $   4,275,376              $    5,249,930
                                                     =============              ==============



NOTE E - INTANGIBLE ASSETS

Intangible assets include patents, product design costs, and the value assigned to the work force in place in connection with the acquisition of CATS (Note A). Patents are amortized on a straight-line basis over the lives of the patents (17 years). Costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The value assigned to the work force in place in connection with the acquisition of CATS is being amortized over five years. Management evaluates the recoverability of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NOTE F - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

In connection with the purchase of CATS (Note A), the Company obtained a valuation study from a third-party valuation/financial advisory service to assist the Company in appropriately allocating the purchase price. As a result, the Company expensed approximately $14.4 million related to in-process research and development costs in the second quarter. In-process research and development relates to technology that has not yet established technological feasibility and at present has no alternative future uses. In-process research and development was valued by discounting forecasted cash flow directly related to the products expecting to result from the research and development. Due to the development efforts required to make these products technologically feasible, management anticipates that these projects will be released over the next six months to two years at an additional cost to the Company of approximately $1.8 million.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K dated March 13, 1998 and the Company's Registration Statement on Form S-1, as amended, dated August 7, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Sales. Sales increased $2.3 million, or 42.2% from $5.4 million for the three months ended June 30, 1997 to $7.7 million for three months ended June 30, 1998. The increase was due to 1) increased FARO product sales resulting from additional sales personnel of FARO ($1.0 million), and 2) FARO product and CATS product sales by CATS ($1.3 million) for the period May 15 to June 30, 1998. CATS was acquired by the Company on May 15, 1998.

         Gross profit. Gross profit increased $1.7 million, or 55.0% from $3.2 million for the three months ended June 30, 1997 to $4.9 million for the three months ended June 30, 1998. Gross margin increased to 64.0% for the three months ended June 30, 1998, from 58.7% for the three months ended June 30, 1997. This margin increase was primarily a result of the higher margin CATS software sales.

         Selling expenses. Selling expenses increased $858,000, or 63.4%, from $1.4 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. This increase was a result of the Company's continued expansion of sales and marketing staff in the United States and Europe, and the addition of the selling expenses ($186,000) from CATS. Selling expenses as a percentage of sales were 28.6% for the three months ended June 30, 1998, compared to 24.9% for the three months ended June 30, 1997.

         General and administrative expenses. General and administrative expenses increased $197,000, or 61.8%, from $320,000 for the three months ended June 30, 1997 to $517,000 for the three months ended June 30, 1998. This increase was primarily due to salaries for additional administration and accounting employees, and the addition of general and administrative expenses ($36,000) from CATS. General and administrative expenses as a percentage of sales increased from 5.9% for the three months ended June 30, 1997 to 6.7% for the three months ended June 30, 1998.

         Research and development expenses. Research and development expenses increased $219,000, or 100.9%, from $217,000 for the three months ended June 30, 1997 to $436,000 for the three months ended June 30, 1998. This increase was a result of the Company's continued activities associated with the development of technologies related to new products, and research and development costs ($112,000) from CATS.

         In-process research and development resulting from acquisition. In-process research and development resulting from acquisition represents the allocation of purchase price to products under development by CATS which had not achieved technological feasibility and at present have no alternative future uses.

         Interest Income. Interest income is attributable to interest on the remaining cash proceeds (approximately $22 million at June 30) from the Company's initial public offering in 1997.

         Interest expense. Interest expense decreased $24,000, or 75.1% from $32,000 for the three months ended June 30, 1997 to $8,000 for the three months ended June 30, 1998. This reduction was attributable to the repayment of the Company's debt in September 1997 from use of proceeds from the Company's initial public offering, and the addition of interest expense ($8,000) from CATS.

         Income Tax Expense. The Company recorded an income tax benefit for the three months ended June 30, 1998 as a result of the expensing of in-process research and development costs which totaled $14,374,000. The Company recorded a tax provision of approximately 40% for the three months ended June 30, 1997 representing estimated statutory tax rates.

         Net Income. Net income decreased $12,112,000 from $536,000 for the three months ended June 30, 1997 to a loss of $11,576,000 for the three months ended June 30, 1998. The decrease was primarily due to the $14,374,000 charge for in-process research and development associated with the Company's acquisition of CATS on May 15, 1998. Exclusive of the in-process research and development charge net income increased $661,000, or 123.5%, from $536,000 for the three months ended June 30, 1997 to $1,198,000. Net income excluding the in-process research and development charge increased $253,000 as a result of the Company's operations net of CATS, and $408,000 as a result of CATS operations.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Sales. Sales increased $4.1 million, or 39.6% from $10.3 million for the first six months of 1997 to $14.4 million for the first six months of 1998. The increase was the result of increased FARO product sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of sales offices ($2.9 million), and the sale of FARO products and CATS products by CATS in the period May 15 June 30 1998 ($1.3 million).

         Gross profit. Gross profit increased $2.8 million, or 45.9%, from $6.1 million for the first six months of 1997 to $8.9 million for the first six months of 1998. Gross margin increased from 59.4% for the first six months of 1997 to 62.1% for the first six months of 1998. Gross margin increased primarily as a result of the higher margin CATS software sales.

         Selling expenses. Selling expenses increased $1.3 million, or 51.1%, from $2.5 million for the first six months of 1997 to $3.8 million for the first six months of 1998. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe and expanded promotional efforts, ($1.1 million), and the addition of CATS selling expenses for the period May 15 - June 30, 1998 ($186,000). Selling expenses as a percentage of sales increased from 24.3% for the first six months of 1997 to 26.3% for the first six months of 1998.

         General and administrative expenses. General and administrative expenses increased $494,000 or 79.3% from $622,000 for the first six months of 1997 to $1,116,000 for the first six months of 1998. This increase resulted primarily from the hiring of additional administrative personnel, increases in professional and legal expenses, and the addition of CATS general and administrative expenses ($36,000). General and administrative expenses as a percentage of sales increased from 6.0% for the first six months of 1997 to 7.7% for the first six months of 1998.

         Research and development expenses. Research and development expenses increased $427,000, or 108.2%, from $395,000 for the first six months of 1997 to $822,000 for the first six months of 1998. This increase was a result of the Company's continued activities associated with the development of technologies related to new products, and the addition of CATS research and development expenses ($112,000). Research and development expenses as a percentage of sales increased from 3.8% for the first six months of 1997 to 5.7% for the first six months of 1998.

         In-process research and development resulting from acquisition. In-process research and development resulting from acquisition represents the allocation of purchase price to products under development by CATS which had not achieved technological feasibility and at present have no alternative future uses.


         Employee stock options expenses. Employee stock options expenses decreased $278,000 from $364,000 for the first six months of 1997 to $86,000 for the first six months of 1998. The higher expense in 1997 was primarily attributable to the grant of 52,733 options in May 1997, which was made at an exercise price below the fair market value of the Common Stock on the date of the grant.

         Interest Income. Interest income is attributable to interest on the remaining cash proceeds (approximately $22 million at June 30) from the Company's initial public offering in 1997.

         Interest expense. Interest expense decreased $58,000, or 88.1%, from $66,000 for the first six months of 1997 to $8,000 for the first six months of 1998. This reduction was primarily attributable to the elimination of the Company's debt in September 1997 from use of proceeds from the Company's initial public offering, and $8,000 in interest expense paid by CATS in the period May 15 - June 30, 1998.

         Income tax expense. Income tax expense decreased $1,290,000, or 154.1%, from $837,000 for the first six months of 1997 to a benefit of $453,000 for the first six months of 1998. The income tax reduction was primarily a result of a net tax benefit of $1.6 million resulting from the $14,374,000 charge for in-process research and development associated with the Company's acquisition of CATS on May 15, 1998.

         Net Income. Net income decreased $11,808,000 or 940.4%, from $1.3 million for the first six months of 1997 to a loss of $10,553,000 for the first six months of 1998. The decrease was primarily due to the $14,374,000 charge for in-process research and development associated with the Company's acquisition of CATS on May 15, 1998. Exclusive of the in-process research and development charge net income increased $965,000, or 76.8%, from $1,256,000 for the six months ended June 30, 1997 to $2,221,000. Net income excluding the in-process research and development charge increased $557,000 as a result of the Company's operations net of CATS, and $408,000 as a result of CATS operations.


LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         The acquisition of CATS was completed for $20 million, consisting of $5,000,000 in cash, $10,395,000 in common stock (916,668 shares), plus the right to receive up to an additional 333,332 shares in common stock that the Company deposited in escrow. In addition, the Company assumed certain of CATS outstanding liabilities. The shares in escrow will be issued to the sellers of CATS if CATS meets certain performance goals.

         As of June 30, 1998, the Company recorded an expense of $14.4 million related to purchased in-process research and development expenditures. In-process research and development relates to technology that has not yet established technological feasibility and at present has no alternative future uses. CATS' core business strategy focuses on the design of software which enables manufacturers to measure and check the quality of machined parts. Toward this end, CATS is currently developing several entirely new versions of some of its existing products, and several new software and electronics products. Current products will be compatible with new computer operating systems. This process has required re-programming hardware product designs. Due to the development efforts required to make these products technologically feasible, management anticipates that these projects will be released over the next six months to two years at an additional cost to the Company of approximately $1.8 million.

         For the six months ended June 30, 1998, net cash used in operating activities was $189,000 compared to net cash provided by operating activities of $268,000 for the same period of 1997. Net cash used in this period increased as a result of decreases in net income of $11,808,000 (due primarily to the in-process research and development expense of $14,374,000), offset by increases in accounts receivable of $2,614,000, deferred income taxes of $1,340,000, inventories of $944,000 and accounts payable of $812,000 and decreases in income taxes payable of $413,000.

         Net cash used in investing activities was $6,370,000 for the six months ended June 30, 1998 compared to $413,000 for the six months ended June 30, 1997. Net cash used in investing activities increased for the first six months of 1998 primarily due to the acquisition of CATS for $5,306,000.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $71,000 compared to net cash used in financing activities of $831 for the six months ended June 30, 1997. The increase in net cash provided by financing activities was due primarily to the exercise of employee stock options.

         The Company has a loan agreement (the "Agreement") in the form of a term note and a line of credit. The Agreement combines the equivalent of three successive one-year term loans, each equal to that portion of the loan that will be fully amortized in the ensuing year, with a line of credit equal to that portion of the loan that will not be fully amortized in the ensuing year. The Company had available borrowings under the Agreement totaling approximately $2 million as of June 30, 1998. Interest accrues at the 30-day commercial paper rate plus 2.7% and is paid monthly. Borrowings under the Agreement are collateralized by the Company's accounts and notes receivable, inventory, property and equipment, intangible assets, and deposits. The Agreement contains restrictive covenants, including the maintenance of certain amounts of working capital and tangible net worth and limits on loans to related parties, and prohibits the Company from declaring dividends. There were no outstanding borrowings under this loan agreement at June 30, 1998.

         In April 1997, the Company obtained a one-year secured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit was extended in 1998 and expires on March 31, 1999. There were no outstanding borrowings under this loan agreement at June 30, 1998.

         The Company's principal commitments at June 30, 1998 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1998.

         The expansion of the Company's sales force is anticipated to increase the Company's selling, general and administrative expenses over the next 12 months. The Company believes that it will have adequate capital to cover these expenses at least through 1998.

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's registration statement filed under the Securities Act in connection with its initial public offering was September 17, 1997.

         From the effective date of such registration statement to June 30, 1998 none of the net proceeds from the Company's initial public offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment or the purchase of real estate. The Company used $5 million of such net proceeds to acquire CATS.

         In addition, in connection with the acquisition of CATS, the Company issued 916,668 shares of common stock to the former CATS shareholders plus the right to receive 333,332 shares of common stock as contingent earn-out depending on post-closing sales by CATS.


ITEM 5.  OTHER INFORMATION

         The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 25, 1998. After February 9, 1999, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company receives after February 9, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  27.1.1            Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1998             FARO TECHNOLOGIES, INC.
                                  (Registrant)



                                  By:   /s/ Gregory A. Fraser
                                       -----------------------------
                                       Gregory A. Fraser
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)