Form 10-Q
period 1998-09-30
FARO TECHNOLOGIES INC
filed 1998-11-13
CIK 917491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1998



[   ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number: 0-23081



                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



             FLORIDA                                          59-3157093
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                   32746
  (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, including area code:        407-333-9911


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

Class: Voting Common Stock, $.001 Par Value Outstanding at November 12, 1998:
11,341,470

FARO Technologies Inc.
Index to Form 10-Q





PART I.           FINANCIAL INFORMATION                                              Page Number
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and
                  September 30, 1998                                                             3

                  Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 1997 and 1998                                              4

                  Consolidated Statement of Shareholders' Equity                                 5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1998                                              6

                  Notes to Consolidated Financial Statements                                     7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                      14

         Item 6.   Exhibits and Reports on Form 8-K                                              15

         Signatures                                                                              15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                DECEMBER 31,        SEPTEMBER 30,
                                                                   1997                1998
                                                                   ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 28,815,069         $ 20,492,804
  Accounts receivable, net of allowance                           6,159,173            8,082,129
  Inventories                                                     4,275,376            5,843,376
  Deferred taxes                                                    126,572              526,572
  Prepaid expenses                                                  109,649              264,887
                                                               ------------         ------------

      Total current assets                                       39,485,839           35,209,768
                                                               ------------         ------------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                         1,014,309            1,745,944
  Furniture and fixtures                                            605,913              897,091
                                                               ------------         ------------
      Total                                                       1,620,222            2,643,035
Less accumulated depreciation                                      (792,442)          (1,134,065)
                                                               ------------         ------------

      Property and equipment, net                                   827,780            1,508,970
                                                               ------------         ------------

INTANGIBLE ASSETS, net of accumulated amortization
  of $321,261 and $721,133, respectively                            747,979            2,330,595

DEFERRED INCOME TAXES                                               130,735            1,269,910
                                                               ------------         ------------

TOTAL ASSETS                                                   $ 41,192,333         $ 40,319,243
                                                               ============         ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $  1,196,967         $  2,002,764
  Income taxes payable                                              413,167                   --
  Customer deposits                                                 121,358              161,001
  Current portion unearned service revenues                         476,802              216,600
                                                               ------------         ------------

      Total current liabilities                                   2,208,294            2,380,365

UNEARNED SERVICE REVENUES, less current portion                      44,628              135,774
                                                               ------------         ------------

TOTAL LIABILITIES                                                 2,252,922            2,516,139
                                                               ------------         ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000
    shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 9,919,000 and 11,008,138 issued and
    outstanding, respectively                                         9,919               11,045
  Additional paid-in-capital                                     36,502,004           47,523,065
  Treasury stock                                                         --             (150,625)
  Retained earnings (deficit)                                     3,018,265           (8,810,785)
  Unearned compensation                                            (464,480)            (335,357)
  Accumulated other comprehensive income:
    Cumulative translation adjustments                             (126,297)            (434,239)
                                                               ------------         ------------

      Total shareholders' equity                                 38,939,411           37,803,104
                                                               ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 41,192,333         $ 40,319,243
                                                               ============         ============

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                        1997                1998               1997                 1998
                                                        ----                ----               ----                 ----
Sales                                                $5,909,306         $ 4,972,182         $6,227,841         $ 19,376,191
Cost of sales                                         2,379,114           2,460,143          6,567,395            7,921,748
                                                     ----------         -----------         ----------         ------------

Gross profit                                          3,530,192           2,512,039          9,660,446           11,454,443

Operating expenses:
      Selling                                         1,432,265           2,870,373          3,955,236            6,665,432
      General and administrative                        310,082             851,532            916,517            1,967,250
      Depreciation and amortization                      79,023             399,935            204,998              772,814
      Research and development                          326,918             737,732            721,757            1,559,710
      Employee stock options                                813              43,041            364,959              129,123
      Purchased in-process research and
        development costs                                    --                  --                 --           14,374,000
                                                     ----------         -----------         ----------         ------------

      Total operating expenses                        2,149,101           4,902,613          6,163,467           25,468,329
                                                     ----------         -----------         ----------         ------------

Income (loss) from operations                         1,381,091          (2,390,574)         3,496,979          (14,013,886)

Interest income                                          33,010             215,766             38,841              838,545
Other income                                             31,941              19,391             68,754               22,145
Interest expense                                        (43,809)             (3,234)          (109,660)             (11,099)
                                                     ----------         -----------         ----------         ------------

Income (loss) before income taxes                     1,402,233          (2,158,651)         3,494,914          (13,164,295)
Income tax expense (benefit)                            573,118            (882,347)         1,410,191           (1,335,245)
                                                     ----------         -----------         ----------         ------------

Net income (loss)                                       829,115          (1,276,304)         2,084,723          (11,829,050)

Other comprehensive expense
      Foreign currency translation adjustments          (59,970)           (103,488)          (103,955)            (307,942)
                                                     ----------         -----------         ----------         ------------

      Other comprehensive expense                       (59,970)           (103,488)          (103,955)            (307,942)
                                                     ----------         -----------         ----------         ------------

Comprehensive income (loss)                          $  769,145         $(1,379,792)        $1,980,768         $(12,136,992)
                                                     ==========         ===========         ==========         ============


NET INCOME (LOSS) PER COMMON SHARE - BASIC           $     0.11         $     (0.12)        $     0.29         $      (1.13)
                                                     ==========         ===========         ==========         ============

NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION                              $     0.11         $     (0.11)        $     0.28         $      (1.10)
                                                     ==========         ===========         ==========         ============

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                          Additional
                                                           Common Stock                    Paid-in            Unearned
                                                    Shares              Amounts            Capital           Compensation
                                                    ------              -------            -------           ------------
BALANCE, DECEMBER 31,
   1997                                           9,919,000         $      9,919         $36,502,004         $  (464,480)

      Common stock issued in connection
      with acquisition of business, net
      of issuance costs                             916,668                  917          10,260,692

      Exercise of stock options                     209,470                  209              77,095

      Acquisition of treasury stock                 (40,000)

      Amortization of unearned
      compensation                                  129,123                                                      129,123

      Tax benefit from exercise
      of stock options                                                                       683,274

      Currency translation
      adjustment

            Net loss for period
                                                 ----------         ------------         -----------         -----------
BALANCE, SEPTEMBER 30, 1998                      11,005,138         $     11,045         $47,523,065         $  (335,357)
                                                 ==========         ============         ===========         ===========






                                                  Cumulative                          Retained
                                                 Translation       Treasury           Earnings
                                                  Adjustment         Stock            (Deficit)             Total
                                                  ----------         -----            ---------             -----
BALANCE, DECEMBER 31,
   1997                                           $(126,297)       $      --         $ 3,018,265         $38,939,411

      Common stock issued in connection
      with acquisition of business, net
      of issuance costs                                                                                   10,261,609

      Exercise of stock options                                                                               77,304

      Acquisition of treasury stock                                 (150,625)                               (150,625)

      Amortization of unearned
      compensation                                                                                           129,123

      Tax benefit from exercise
      of stock options                                                                                       683,274

      Currency translation
      adjustment                                  (307,942)                                                 (307,942)

            Net loss for period                                                      (11,829,050)        (11,829,050)
                                                  --------         ---------         -----------         -----------
BALANCE, SEPTEMBER 30, 1998                       $434,239)        $(150,625)        $(8,810,785)        $37,803,104
                                                  ========         =========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1997                1998
                                                                               ----                ----
OPERATING ACTIVITIES:
  Net income (loss)                                                       $  2,084,723         $(11,829,050)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation, amortization and other                                       204,998              883,399
    In-process research and development                                                          14,374,000
    Employee stock options                                                     364,959              129,123
    Deferred income taxes                                                     (276,302)          (1,391,422)
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                   (2,458,006)            (575,203)
      Inventories                                                             (448,739)          (1,537,663)
      Prepaid expenses                                                         (31,652)             (42,878)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                                (639,054)            (992,933)
      Income taxes payable                                                     (68,294)            (413,167)
      Customer deposits                                                        (70,345)              39,643
      Unearned service revenues                                                486,239             (169,056)
                                                                          ------------         ------------

        Net cash used in operating activities                                 (851,473)          (1,525,207)
                                                                          ------------         ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (350,849)            (852,906)
  Payments of patent costs                                                    (157,728)             (65,587)
  Payments of product design costs                                                  --             (485,120)
  Acquisition of business, net of cash acquired                                     --           (5,306,057)
                                                                          ------------         ------------

        Net cash used in investing activities                                 (508,577)          (6,709,670)
                                                                          ------------         ------------

FINANCING ACTIVITIES:
  Payments on debt                                                            (604,806)                  --
  Proceeds from issuance of common stock, net                               32,265,217               96,105
  Acquisition of treasury stock                                                                    (150,625)
                                                                          ------------         ------------

        Net cash provided by (used in) financing activities                 31,660,411              (54,520)
                                                                          ------------         ------------

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS                                             --              (32,868)
                                                                          ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            30,300,361           (8,322,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 263,342           28,815,069
                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 30,563,703         $ 20,492,804
                                                                          ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                                  $     27,181         $     11,099
                                                                          ============         ============

  Cash paid for income taxes                                              $         --         $    492,749
                                                                          ============         ============

  Translation adjustment effect on accounts receivable                    $   (103,955)        $         --
                                                                          ============         ============

  Noncash financing activities:
      Payables recorded in connection with initial public offering        $    419,811         $         --
                                                                          ============         ============
      Net decrease in deferred tax assets and current tax
          liability due to exercise of employee stock options             $         --         $    683,274
                                                                          ============         ============

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998



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


NOTE B - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

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

NOTE C - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:



Three months ended September 30,                   1997                         1998
                                          -----------------------     -----------------------
                                                        Per-Share                   Per-Share
                                          Shares          Amount      Shares          Amount
                                          ------          ------      ------          ------
Basic EPS
     Weighted-Average Shares             7,384,923        $ .11     11,028,890        ($.12)
Effect of Dilutive Securities
     Stock Options                         365,139                     102,787
                                         ---------                  ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions              7,750,062        $ .11     11,131,677        ($.11)
                                         ==========                 ==========




Nine months ended September 30,                     1997                             1998
                                             --------------------         --------------------------
                                                        Per-Share                          Per-Share
                                              Shares      Amount          Shares             Amount
                                              ------      ------          ------             ------
Basic EPS
     Weighted-Average Shares                7,129,733     $ .29         10,506,189          ($1.13)
Effect of Dilutive Securities
     Stock Options                            350,529                      213,102
                                            ---------                   ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,480,262     $ .28         10,719,291          ($1.10)
                                            =========                   ==========


NOTE D - Inventory

Inventories consist of the following:

                               DECEMBER 31,          SEPTEMBER 30,
                                  1997                   1998
                                  ----                   ----
Raw materials                  $2,432,194            $3,182,831
Finished goods                    804,827               965,134
Sales demonstration             1,038,355             1,664,702
                               ----------            ----------
                               $4,275,376            $5,812,667
                               ==========            ==========

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

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Quarterly Report on Form 10-Q dated August 12, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Sales. Sales decreased $0.9 million, or 15.3% from $5.9 million for the three months ended September 30, 1997 to $5.0 million for three months ended September 30, 1998. The decrease was primarily due to a 35.5% reduction in average sale price of the Company's traditional products from $46,000 in the third quarter of 1997 to $30,000 in the third quarter of 1998, which offset a 15.8% increase in unit sales of these products, from 114 units in the third quarter of 1997 to 132 units in the third quarter of 1998, and the addition of sales from CATS GmbH, which the company acquired on May 15,1998. The Company's price reduction was related to disposal of inventory of its traditional product line as part of a transition to a new generation product line.

         Gross profit. Gross profit decreased $1.0 million, or 28.8% from $3.5 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998. Gross margin decreased to 50.5% for the three months ended September 30, 1998, from 59.7% for the three months ended September 30, 1997. The decrease in gross profit percentage was primarily related to the unit price reduction on the Company's traditional product line as it began transition to its new generation products.

         Selling expenses. Selling expenses increased $1.4 million, or 100.4%, from $1.4 million for the three months ended September 30, 1997 to $2.9 million for the three months ended September 30, 1998. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe, the addition of the selling expenses ($428,000) from CATS, and increased promotion related to the Company's introduction of its new generation of products. Excluding CATS, the number of sales and marketing employees increased from 40 at September 30, 1997 to 60 at September 30, 1998.

         General and administrative expenses. General and administrative expenses increased $541,000, or 174.6%, from $310,000 for the three months ended September 30, 1997 to $852,000 for the three months ended September 30, 1998. This increase was due to salaries for additional administration and accounting employees to support the increased sales effort, the addition of general and administrative expenses ($81,000) from CATS, and increased professional and legal expenses related to investor relations and public company reporting requirements. Excluding CATS, the number of administrative and accounting employees has increased from 13 at September 30, 1997 to 25 at September 30, 1998. Five of these new employees are in network systems, and two new employees were added to each of the accounting, total quality, and human resources departments.

         Depreciation and amortization expenses. Depreciation and amortization expenses increased $321,000, or 406.1% from $79,000 for the three months ended September 30, 1997 to $400,000 for the three months ended September 30, 1998. This increase was due primarily to the amortization of the value assigned to work force in place in connection with the Company's acquisition of CATS on May 15, 1998. The value assigned to work force in place is being amortized over five years.

         Research and development expenses. Research and development expenses increased $411,000, or 125.7%, from $327,000 for the three months ended September 30, 1997 to $738,000 for the three months ended September 30, 1998. This increase was a result of the Company's continued activities associated with the development of technologies related to new products, and research and development costs ($260,000) from CATS.

         Interest Income. Interest income is attributable to interest on the remaining cash proceeds (approximately $20 million at September 30) from the Company's initial public offering in 1997.

         Interest expense. Interest expense decreased $41,000, or 92.6% from $44,000 for the three months ended September 30, 1997 to $3,000 for the three months ended September 30, 1998. This reduction was attributable to the repayment of the Company's debt in September 1997 from use of proceeds from the Company's initial public offering, and the addition of interest expense ($3,000) from CATS.

         Income Tax Expense. Income tax expense decreased $1.5 million from an expense of $573,000 for the three months ended September 30, 1997 to a benefit of $882,000 for the three months ended September 30, 1998 as a result of the net loss from operations. The provision for income taxes as a percentage of income before income tax was 40.9% for the three months ended September 30, 1998 representing estimated statutory tax rates.

         Net Income. Net income decreased $2,105,000 from $829,000 for the three months ended September 30, 1997 to a loss of $1,276,000 for the three months ended September 30, 1998. The decrease was primarily due to a loss from operations in the three months ended September 30, 1998 of $2.4 million. The loss from operations is due primarily to lower gross margin resulting from a decrease in average sales price of the Company's traditional products.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Sales. Sales increased $3.1 million, or 19.4% from $16.2 million for the first nine months of 1997 to $19.4 million for the first nine months of 1998. The increase was the result of increased product sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of sales offices, and the acquisition of CATS.

         Gross profit. Gross profit increased $1.8 million, or 18.6%, from $9.7 million for the first nine months of 1997 to $11.5 million for the first nine months of 1998. Gross margin decreased from 59.5% for the first nine months of 1997 to 59.1% for the first nine months of 1998. Gross margin decreased as a result of sales of traditional Faro products at reduced selling prices in the third quarter, offset by higher margin software sales in the second and third quarters.

         Selling expenses. Selling expenses increased $2.7 million, or 68.5%, from $4.0 million for the first nine months of 1997 to $6.7 million for the first nine months of 1998. This increase was a result of the Company's increased sales and promotion activities related to its expansion of sales and marketing staff in the United States and in Europe, including CATS. Selling expenses as a percentage of sales increased from 24.4% for the first nine months of 1997 to 34.4% for the first nine months of 1998.

         General and administrative expenses. General and administrative expenses increased $1.1 million or 114.6% from $917,000 for the first nine months of 1997 to $1,967,000 for the first nine months of 1998. This increase resulted primarily from the hiring of additional administrative personnel to support staff increases in sales and marketing and increased transactional volume resulting from increased sales and increases in professional and legal expenses associated with investor relations and public reporting requirements. General and administrative expenses as a percentage of sales increased from 5.6% for the first nine months of 1997 to 10.2% for the first nine months of 1998.

         Depreciation and amortization expenses. Depreciation and amortization expenses increased $568,000, or 277.0% from $205,000 for the nine months ended September 30, 1997 to $773,000 for the nine months ended September 30, 1998. This increase was due primarily to amortization of the value assigned to work force in place in connection with the Company's acquisition of CATS on May 15, 1998. The value assigned to work force in place is being amortized over five years.

      Research and development expenses. Research and development expenses increased $838,000, or 116.1%, from $722,000 for the first nine months of 1997 to $1,560,000 for the first nine months of 1998. This increase was a result of the Company's continued activities associated with the development of technologies related to new products, and the addition of CATS research and development expenses ($371,000). Research and development expenses as a percentage of sales increased from 4.4% for the first nine months of 1997 to 8.0% for the first nine months of 1998.

         In-process research and development resulting from acquisition. In-process research and development resulting from the acquisition of CATS represents the allocation of purchase price to products under development by CATS which had not achieved technological feasibility.


         Employee stock options expenses. Employee stock options expenses decreased $236,000 or 64.6% from $365,000 for the first nine months of 1997 to $129,000 for the first nine months of 1998. The higher expense in 1997 was primarily attributable to the grant of 52,733 options in May 1997, which was made at an exercise price below the fair market value of the Common Stock on the date of the grant.

         Interest Income. Interest income increased $800,000 to $839,000 for the nine months ended September 30 1998, compared to $39,000 in the nine months ended September 30 1997. The increase was attributable to interest on the remaining cash proceeds (approximately $20 million at September 30, 1998) from the Company's initial public offering in 1997.

         Interest expense. Interest expense decreased $99,000, or 89.9%, from $110,000 for the first nine months of 1997 to $11,000 for the first nine months of 1998. This reduction was primarily attributable to the elimination of the Company's debt in September, 1997 from use of proceeds from the Company's initial public offering, offset by $11,000 in interest expense paid by CATS in the period since the acquisition.

         Income tax expense. Income tax expense decreased $2,745,000, or 194.7%, from $1,335,000 for the first nine months of 1997 to a benefit of $1,410,000 for the first nine months of 1998. The income tax reduction was primarily a result of a tax benefit of $1.6 million resulting from the $14,374,000 charge for in-process research and development associated with the Company's acquisition of CATS on May 15, 1998, and a tax benefit of $882,000 from a $2.4 million loss from operations in the three months ended September 30, 1998.

         Net Income. Net income decreased $13.9 million, from $2.1 million for the first nine months of 1997 to a loss of $11.8 million for the first nine months of 1998. The decrease was primarily due to the $14,374,000 charge for in-process research and development associated with the Company's acquisition of CATS on May 15, 1998. Exclusive of the in-process research and development charge, net income decreased $1,140,000, or 54.7%, from $2,085,000 for the nine months ended September 30, 1997 to $945,000.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         For the nine months ended September 30, 1998, net cash used in operating activities was $1,525,000 compared to $851,000 for the same period of 1997. Net cash used in this period increased as a result of decreases in net income of $13,914,000, accounts receivable of $1,882,000, unearned service revenues of $655,000, accounts payable of $354,000 and income taxes payable of $345,000 offset by increases in in-process research and development expense of $14,374,000, deferred income taxes of $1,115,000 and inventories of $1,089,000.

         Net cash used in investing activities was $6,710,000 for the nine months ended September 30, 1998 compared to $509,000 for the nine months ended September 30, 1997. Net cash used in investing activities increased for the first nine months of 1998 primarily due to the acquisition of CATS for $5,306,000.

         Net cash used in financing activities for the nine months ended September 30, 1998 was $55,000 compared to net cash provided by financing activities of $31.7 million for the nine months ended September 30, 1997, as a result of the initial public offering.

         The Company has a loan agreement (the "Agreement") in the form of a term note and a line of credit. The Agreement combines the equivalent of three successive one-year term loans, each equal to that portion of the loan that will be fully amortized in the ensuing year, with a line of credit equal to that portion of the loan that will not be fully amortized in the ensuing year. The Company had available borrowings under the Agreement totaling approximately $2 million as of September 30, 1998. Interest accrues at the 30-day commercial paper rate plus 2.7% and is paid monthly. Borrowings under the Agreement are collateralized by the Company's accounts and notes receivable, inventory, property and equipment, intangible assets, and deposits. The Agreement contains restrictive covenants, including the maintenance of certain amounts of working capital and tangible net worth and limits on loans to related parties, and prohibits the Company from declaring dividends. There were no outstanding borrowings under this loan agreement at September 30, 1998.

         In April 1997, the Company obtained a one-year secured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit was extended in 1998 and expires on March 31, 1999. There were no outstanding borrowings under this line of credit agreement at September 30, 1998.

    The Company's principal commitments at September 30, 1998 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1998.


NEW PRODUCT LINES

    On September 1, 1998, the Company announced plans to introduce a new, completely redesigned generation of its FAROArm products featuring higher accuracy and reliability at lower cost than the previous generation. The Company expected to replace the previous Bronze and Silver Series product lines with two new product lines: the Sterling Series and the Gold Series. Based on customer demand since the new product announcement, the Company has elected to retain the Silver Series product line, and position it between the lower priced Sterling Series and higher priced Gold Series lines.

    To clear the way for the new product lines, the Company has sold for the quarter ended September 30, and will continue to sell for the fourth quarter its Bronze Series products at discount to reduce inventory. The Company will also continue to sell the Silver Series product line at discount to traditional price levels, to fit between the new Sterling and Gold Product lines. The Company plans to offset Silver Series product gross margin reductions from lower selling price by applying cost saving features of the new product lines to the Silver Series. This is expected to be complete for Silver Series products shipped in the second quarter of 1999.

    The Company expects certain delays in shipments of Sterling and Gold Series products to customers, as a result of converting its production to the new product lines, and until it has completely supplied models of these new products to its sales force for demonstration. This is expected to be complete by December 31, 1998.

    The Company expects the transition from the previous product lines to the new product lines to have material negative impact on the Company's results of operations until the third quarter of 1999.

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


IMPACT OF YEAR 2000

         The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of Year 2000 issues. Management initiated a program to evaluate all computer systems and applications and determined the adjustments necessary to become Year 2000 compliant. Management is confident that existing internal resources are sufficient to correct any internal systems deficiencies that may be determined. The Company is currently making inquiries of its major suppliers and other third-party entities with which it has business relations to obtain assurances of their Year 2000 compliance. However, there can be no assurance that the systems of other companies on which the Company relies will be timely corrected, or that any failure by another company to correct such systems would not have a material adverse effect on the Company. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in a given year. These costs are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's registration statement filed under the Securities Act in connection with its initial public offering was September 17, 1997.

From the effective date of such registration statement to September 30, 1998 none of the net proceeds from the Company's initial public offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment or the purchase of real estate. The Company used $5 million of such net proceeds to acquire CATS and $3 million as working capital.

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


Date: November 13, 1998           FARO TECHNOLOGIES, INC.
                                  (Registrant)



                                  By: /s/Gregory A. Fraser
                                      --------------------
                                  Gregory A. Fraser
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Duly Authorized Officer and Principal
                                  Financial Officer)