Form 10-Q/A
period 1998-06-30
FARO TECHNOLOGIES INC
filed 1999-04-02
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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
             ------------------------------------------------------
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

Class: Voting Common Stock,  $.001 Par Value       Outstanding at August 14, 1998: 11,359,828

FARO Technologies Inc.
Index to Form 10-Q/A

PART I.           FINANCIAL INFORMATION                                              Page Number
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and
                  June 30,1998 (restated)                                                 3

                  Consolidated Statements of Income for the Three and Six Months
                  Ended June 30, 1997 and 1998 (restated)                                 4

                  Consolidated Statement of Shareholders' Equity (restated)               5

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and 1998 (restated)                                 6

                  Notes to Consolidated Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               12

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                               16

         Item 6. Exhibits and Reports on Form 8-K                                         16

         Signatures                                                                       17

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed by the Registrant on August 12, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of CATS on May 15, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                 DECEMBER 31,      JUNE 30,
                                                                     1997            1998
                                                                 ------------    ------------
                                                                                 (AS RESTATED
                                                                                  SEE NOTE C)
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 28,815,069    $ 22,396,863
  Accounts receivable, net of allowance                             6,159,173      10,121,298
  Inventories                                                       4,275,376       5,249,930
  Deferred tax asset                                                  126,572         126,572
  Prepaid expenses                                                    109,649         277,516
                                                                 ------------    ------------

      Total current assets                                         39,485,839      38,172,179
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT - At cost:
  Machinery and equipment                                           1,014,309       1,564,658
  Furniture and fixtures                                              605,913         890,067
                                                                 ------------    ------------

      Total                                                         1,620,222       2,454,725
Less accumulated depreciation                                        (792,442)     (1,000,294)
                                                                 ------------    ------------

      Property and equipment - net                                    827,780       1,454,431
                                                                 ------------    ------------

INTANGIBLE ASSETS, net of accumulated amortization
  of $321,261 and $778,896, respectively                              747,979      13,641,103

DEFERRED TAXES                                                        130,735          19,000
                                                                 ------------    ------------

TOTAL ASSETS                                                     $ 41,192,333    $ 53,286,713
                                                                 ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $  1,196,967    $  3,559,888
  Income taxes payable                                                413,167              --
  Customer deposits                                                   121,358         185,756
  Current portion unearned service revenues                           476,802         272,907
                                                                 ------------    ------------

      Total current liabilities                                     2,208,294       4,018,551

UNEARNED SERVICE REVENUES - less current portion                       44,628         136,563
                                                                 ------------    ------------

TOTAL LIABILITIES                                                   2,252,922       4,155,114
                                                                 ------------    ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 9,919,000 and 11,027,081 issued and
    outstanding, respectively                                           9,919          11,027
  Additional paid-in-capital                                       36,502,004      47,497,781
  Retained earnings                                                 3,018,265       2,331,940
  Unearned compensation                                              (464,480)       (378,398)
  Accumulated other comprehensive income:
    Cumulative translation adjustments                               (126,297)       (330,751)
                                                                 ------------    ------------

      Total shareholders' equity                                   38,939,411      49,131,599
                                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 41,192,333    $ 53,286,713
                                                                 ============    ============

  See accompanying notes to consolidated financial statements.

             FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                1997            1998            1997            1998
                                                            ------------    -------------   ------------    -------------
                                                                            (AS RESTATED                    (AS RESTATED
                                                                             SEE NOTE C)                     SEE NOTE C)
Sales                                                       $  5,429,064    $  7,721,808    $ 10,318,535    $ 14,404,009
Cost of sales                                                  2,239,731       2,779,843       4,188,280       5,461,605
                                                            ------------    ------------    ------------    ------------

Gross profit                                                   3,189,333       4,941,965       6,130,255       8,942,404

Operating Expenses:
      Selling                                                  1,353,507       2,211,523       2,512,066       3,795,059
      General and administrative                                 319,569         517,136         622,092       1,115,718
      Depreciation and amortization                               65,773         569,961         124,646         680,323
      Research and development                                   216,766         435,534         394,839         821,978
      Employee stock options                                     360,876          43,041         364,146          86,082
      Purchased in-process research and development                   --       3,210,000              --       3,210,000
                                                            ------------    ------------    ------------    ------------

      Total operating expenses                                 2,316,491       6,987,195       4,017,789       9,709,160
                                                            ------------    ------------    ------------    ------------

Income (loss) from operations                                    872,842      (2,045,230)      2,112,466        (766,756)

Interest income                                                       --         302,852              --         622,779
Other income                                                      51,877           5,408          46,067           2,754
Interest expense                                                 (31,591)         (7,865)        (65,853)         (7,865)
                                                            ------------    ------------    ------------    ------------

Income (loss) before income taxes                                893,128      (1,744,835)      2,092,680        (149,088)
Income tax expense (benefit)                                     357,251         (35,119)        837,072         537,237
                                                            ------------    ------------    ------------    ------------

Net income (loss)                                                535,877      (1,709,716)      1,255,608        (686,325)

Other Comprehensive Income (Expense)
      Foreign currency translation adjustments                   (43,985)       (160,669)        (43,985)       (204,454)
                                                            ------------    ------------    ------------    ------------

      Other comprehensive income (expense)                       (43,985)       (160,669)        (43,985)       (204,454)
                                                            ------------    ------------    ------------    ------------

Comprehensive income (loss)                                 $    491,892    $ (1,870,385)   $  1,211,623    $   (890,779)
                                                            ============    ============    ============    ============



Net Income (Loss) Per Common Share - Basic                  $       0.08    $      (0.16)   $       0.18    $      (0.07)
                                                            ============    ============    ============    ============

Net Income (Loss) Per Common Share - Diluted                $       0.07    $      (0.16)   $       0.17    $      (0.07)
                                                            ============    ============    ============    ============


   See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                        COMMON STOCK           ADDITIONAL
                                                        ------------            PAID-IN         UNEARNED
                                                   SHARES         AMOUNTS       CAPITAL       COMPENSATION
                                                ------------   ------------   ------------   --------------
                                                     >
BALANCE, DECEMBER 31,
      1997                                         9,919,000   $      9,919   $ 36,502,004    $    (464,480)

      Common stock issued in connection
      with acquisition of business                   916,668            917     10,394,083

      Registration costs in connection with
      acquisition of business                                                     (133,391)

      Exercise of stock options                      191,413            191         70,612

      Amortization of unearned
      compensation                                                                                  86,082

      Tax benefit from exercise
      of stock options                                                             664,473

      Currency translation
      adjustment

            Net loss for period
               (As restated, See Note C)
                                                ------------   ------------   ------------    -------------

BALANCE, JUNE 30, 1998
   (As restated, See Note C)                      11,027,081   $     11,027   $ 47,497,781    $   (378,398)
                                                ============   ============   ============    ============

                                                   CUMULATIVE
                                                  TRANSLATION      RETAINED
                                                   ADJUSTMENT      EARNINGS          TOTAL
                                                  ------------   -------------    ------------
BALANCE, DECEMBER 31,
      1997                                        $   (126,297)   $  3,018,265    $ 38,939,411

      Common stock issued in connection
      with acquisition of business                                                  10,395,000

      Registration costs in connection with
      acquisition of business                                                         (133,391)

      Exercise of stock options                                                         70,803

      Amortization of unearned
      compensation                                                                      86,082

      Tax benefit from exercise
      of stock options                                                                 664,473

      Currency translation
      adjustment                                      (204,454)                       (204,454)

            Net loss for period
               (As restated, See Note C)                              (686,325)       (686,325)
                                                  ------------    ------------    ------------

BALANCE, JUNE 30, 1998
   (As restated, See Note C)                      $   (330,751)   $  2,331,940    $ 49,131,599
                                                  ============    ============    ============


         See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                -----------------------------
                                                                    1997            1998
                                                                ------------    -------------
                                                                                (AS RESTATED
                                                                                 SEE NOTE C)
OPERATING ACTIVITIES:
  Net income (loss)                                             $  1,255,608    $   (686,325)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation, amortization and other                             124,646         814,157
    In-process research and development                                            3,210,000
    Employee stock options                                           364,146          86,082
    Deferred income taxes                                           (276,302)        259,488
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                         (1,903,666)     (2,614,372)
      Inventories                                                   (479,874)       (944,217)
      Prepaid expenses                                                15,744         (55,507)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                       139,856         202,206
      Income taxes payable                                           649,090        (413,167)
      Customer deposits                                               52,387          64,398
      Unearned service revenues                                      326,610        (111,960)
                                                                ------------    ------------

        Net cash provided by (used in) operating activities          268,245        (189,217)
                                                                ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                               (264,945)       (664,596)
  Payments of patent costs                                          (148,274)        (87,863)
  Payments of product design costs                                        --        (311,896)
  Acquisition of business, net of cash acquired(5,618)                    --      (5,306,057)
                                                                ------------    ------------

        Net cash used in investing activities                       (413,219)     (6,370,412)
                                                                ------------    ------------

FINANCING ACTIVITIES:
  Payments on debt                                                      (831)             --
  Proceeds from issuance of common stock, net                             --          70,803
                                                                ------------    ------------

        Net cash (used in) provided by financing activities             (831)         70,803
                                                                ------------    ------------

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS                                   --          70,620
                                                                ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (145,805)     (6,418,206)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       263,342      28,815,069
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    117,537    $ 22,396,863
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                        $     19,226    $      7,865
                                                                ============    ============

  Cash paid for income taxes                                    $    464,283    $     74,216
                                                                ============    ============

  Noncash financing activities:
      Acquisition of business:
       Fair value of assets acquired                                            $ 17,677,382
       Common stock issued                                                        10,395,000
       Liabilities assumed                                                        (1,614,000)
     Net decrease in deferred tax assets and current
      tax liability due to exercise of employee stock options                   $    608,565
                                                                                ============


      See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (RESTATED)


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

         FARO Technologies, Inc. and subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

NOTE B - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997 included in the Company's Annual Report to Stockholders incorporated by reference within the Company's Annual Report of Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

NOTE C - RESTATEMENT

         Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") in May 1998 (See Note D). The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of acquisition.

         The Company's initial calculations to value the acquired IPR&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard for stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology.

         The revised valuation is based on management's estimates of the net cash flows associated with expected operations of CATS and gives explicit consideration to the SEC's views on acquired IPR&D as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the Company's financial statements for the quarterly period ended June 30, 1998, have been restated to reduce the amount of acquired IPR&D by approximately $11.2 million, and to increase the amount ascribed to other intangible assets by approximately $11.2 million. Amortization expense has also increased by $307 thousand for the three and six months ended June 30, 1998.

         A summary of the significant effects of the restatement is as follows:

                                                               AS OF
                                                           JUNE 30, 1998
                                                   -----------------------------
                                                        AS
                                                    PREVIOUSLY
                                                     REPORTED        AS RESTATED
                                                   ------------      -----------
BALANCE SHEET DATA:
Deferred tax asset                                  $   526,572      $   126,572
Intangible assets                                     2,422,562       13,641,103
Deferred taxes                                        1,219,000           19,000
Total assets                                         43,668,172       53,286,713
Accounts payable and accrued liabilities              3,807,768        3,559,888
Total shareholders' equity                           39,265,178       49,131,599

                                                           3 MONTHS ENDED                        6 MONTHS ENDED
                                                            JUNE 30, 1998                         JUNE 30, 1998
                                                           --------------                         -------------
                                                  AS PREVIOUSLY                         AS PREVIOUSLY
                                                    REPORTED          AS RESTATED         REPORTED         AS RESTATED
                                                  -------------      -------------      -------------      ------------
STATEMENT OF OPERATIONS DATA:
Loss from operations                              $(12,901,786)      $ (2,045,230)      $(11,623,312)      $   (766,756)
Income tax expense (benefit)                        (1,025,254)           (35,119)          (452,898)           537,237
Net Loss                                           (11,576,137)        (1,709,716)       (10,552,746)          (686,325)
Net Loss per common share - Basic                 $      (1.10)      $      (0.16)      $      (1.03)      $      (0.07)
Net Loss per common share - Diluted               $      (1.08)      $      (0.16)      $      (1.01)      $      (0.07)



NOTE D - ACQUISITION OF CATS

         On May 15, 1998, the Company acquired CATS for a total purchase price of $16,069,000 consisting of $5.7 million in cash, 916,668 shares of common stock and the assumption of certain outstanding liabilities of CATS. In addition, 333,332 shares of common stock will be issued provided CATS meets certain sales performance goals. The purchase price includes direct costs of the acquisition in the amount of $674,000.

        The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

         Tangible assets                                  $  1,522,000

         Intangible assets:

             Developed and core technology                   8,940,000

             Workforce in place                                550,000

             Customer relations                                590,000

             Goodwill                                        2,871,000

             In process technology                           3,210,000

         Liabilities                                        (1,614,000)
                                                          ------------

                                                          $ 16,069,000
                                                          ============

        The valuation of developed and core technology and in-process technology was based on management's estimates of after tax net cash flows and gives explicit consideration to the Securities and Exchange Commission's ("SEC") recent views on in-process research and development in purchase transactions. In allocating the purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in process technology were consistent with the relative contributions of each of the final products and (2) the stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

        The amount allocated to in-process research and development of $3.2 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful future development was uncertain. The operating results of CATS have been included in the consolidated statements since the date of acquisition.

     The operating results of CATS have been included in the consolidated statements since the date of acquisition. The following unaudited pro forma results of operations are presented for informational purposes assuming that the Company has acquired CATS as of January, 1 1998. The $3.2 million charge for in process research and development has been excluded from the pro forma results as it represents a material non recurring charge.


                                     THREE MONTHS       SIX MONTHS
                                         ENDED             ENDED
                                     JUNE 30, 1998     JUNE 30, 1998
                                     -------------     --------------
     Revenues                        $   8,004,000     $   15,200,000
     Net income                            512,000            943,000
     Income per share:
       Basic                         $        0.05     $         0.09
       Diluted                       $        0.05     $         0.08

     The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

     Pro forma information has not been provided for comparable periods in 1997, as the historical operations of CATS are not material to the Company's operating results. Audited financial statements of CATS for the year ended December 31, 1997 are included as an exhibit to this Form 10-Q/A.

NOTE E - INVENTORY

Inventories consist of the following:

                                                DECEMBER 31,           JUNE 30,
                                                   1997                  1998
                                                -----------           ----------
Raw materials                                   $2,432,194            $2,827,648
Finished goods                                     804,827               983,352
Sales demonstration                              1,038,355             1,438,930
                                                ----------            ----------

                                                $4,275,376            $5,249,930
                                                ==========            ==========

NOTE F - INTANGIBLE ASSETS

         Goodwill represents the excess of purchase price over the fair value of businesses acquired and is amortized on a straight line basis over 5 years. Other acquired intangibles principally include core technology, existing product technology, workforce in place and customer relationships that arose in connection with the acquisition of CATS. Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of primarily 3 to 5 years.

         Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed 3 years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers.

         Patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents, which is 17 years. Other intangibles are amortized over periods ranging from 2 to 5 years.

NOTE G - EARNINGS PER SHARE

         A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

Three months ended June 30,

THREE MONTHS ENDED JUNE 30,                  1997                           1998
------------------------------------------------------------------------------------------
                                                PER-SHARE                        PER-SHARE
                                       SHARES     AMOUNT              SHARES       AMOUNT
------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares         7,000,000    $ .08             10,531,132    ($0.16)
Effect of Dilutive Securities
     Stock Options                     333,290
                                     ---------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions          7,333,290    $ .07             10,531,132    ($0.16)
                                     =========                      ==========


SIX MONTHS ENDED JUNE 30,                    1997                           1998
------------------------------------------------------------------------------------------
                                                PER-SHARE                        PER-SHARE
                                       SHARES     AMOUNT              SHARES       AMOUNT
------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares         7,000,000    $ .18             10,239,613    ($.07)
Effect of Dilutive Securities
     Stock Options                     333,290
Diluted EPS                          ---------
     Weighted-Average Shares and
        Assumed Conversions          7,333,290    $ .17             10,239,613    ($.07)
                                     =========                      ==========

Note H - RECENT ACCOUNTING STANDARDS

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

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Required disclosures are effective for the Company's December 31, 1998 year end financial statements.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not completed its evaluation of the impact of this standard on the financial statements.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q/A, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K DATED MARCH 13, 1998.

On May 15, 1998, the Company acquired CATS Computer Aided Technologies GmbH ("CATS") for total consideration of $15,395,000, consisting of $5 million in cash and 916,668 shares of common stock, and the assumption of certain outstanding liabilities of CATS. In addition, 333,332 shares of common stock will be issued provided CATS meets certain performance goals. The purchase price includes direct costs of the acquisition in the amount of $674,000. CATS, headquartered in Karlsruhe, Germany, develops, markets and supports 3-D measurement retrofit and statistical process control software used in both main frame and PC based CAD environments. The Company assumed current liabilities totaling $1.6 million and received tangible assets of $1.5 million and intangible assets of $16.2 million.

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") in May 1998 (See Note D). The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of acquisition. The effects of the restatement in the Company's Financial Statements are presented in Note C.

The amount allocated to IPR&D was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful future development was uncertain.

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

         SELLING EXPENSES. Selling expenses increased $858,000, or 63.4%, from $1.4 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. This increase was a result of the Company's continued expansion of sales and marketing staff in the United States and Europe, and the addition of the selling expenses ($186,000) from CATS. Selling expenses as a percentage of sales were 28.6% for the three months ended June 30, 1997, compared to 24.9% for the three months ended June 30, 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $198,000, or 61.8%, from $320,000 for the three months ended June 30, 1997 to $517,000 for the three months ended June 30, 1998. This increase was primarily due to salaries for additional administration and accounting employees, and the addition of general and administrative expenses ($36,000) from CATS. General and administrative expenses as a percentage of sales increased from 5.9% for the three months ended June 30, 1997 to 6.7% for the three months ended June 30, 1998.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $504,000, or 767% from $66,000 for the three months ended June 30, 1997, to $570,000 for the three months ended June 30, 1998. The increase was due primarily to the amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

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

         IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. In-process research and development expenses of $3.2 million were recorded in the second quarter of 1998 related to the acquisition of CATS.

         INTEREST INCOME. Interest income is attributable to interest on the remaining cash proceeds (approximately $22 million at June 30) from the Company's initial public offering in 1997.

         INTEREST EXPENSE. Interest expense decreased $24,000, or 75.1% from $32,000 for the three months ended June 30, 1997 to $8,000 for the three months ended June 30, 1998. This reduction was attributable to the repayment of the Company's debt in September 1997 from use of proceeds from the Company's initial public offering, and the addition of interest expense ($8.000) from CATS .

         INCOME TAX EXPENSE. The income tax expense (benefit) recognized by the Company is comprised of Federal, state and foreign components based on U.S. and foreign operations.

         NET INCOME. Net income decreased $2,246,000 from $536,000 for the three months ended June 30, 1997 to a loss of $1,710,000 for the three months ended June 30, 1998. The decrease was primarily due to the $3,210,000 charge for in-process research and development associated with the Company's acquisition of CATS.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         SALES. Sales increased $4.1 million, or 39.6% from $10.3 million for the first six months of 1997 to $14.4 million for the first six months of 1998. The increase was the result of increased FARO product sales due to an expanded sales effort that included the addition of sales personnel at existing offices, and the opening of sales offices ($2,9 million), and the sale of FARO products and CATS products by CATS in the period May 15 - June 30 1998 ($1.3 million).

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $494,000 or 79.3% from $622,000 for the first six months of 1997 to $1,116,000 for the first six months of 1998. This increase resulted primarily from the hiring of additional administrative personnel and increases in professional and legal expenses , and the addition of CATS general and administrative expenses ($36,000). General and administrative expenses as a percentage of sales increased from 6.0% for the first six months of 1997 to 7.7% for the first six months of 1998.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $556,000, or 446% from $125,000 for the six months ended June 30, 1997, to $680,000 for the six months ended June 30, 1998. The increase was due primarily to the amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

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

         IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. In-process research and development expenses of $3.2 million were recorded related to the acquisition of CATS.

         EMPLOYEE STOCK OPTIONS EXPENSES. Employee stock options expenses decreased $278,000 from $364,000 for the first six months of 1997 to $86,000 for the first six months of 1998. The higher expense in 1997 was primarily attributable to the grant of 52,733 options in May 1997, which was made at an exercise price below the fair market value of the Common Stock on the date of the grant.

         INTEREST INCOME. Interest income increased $580,000, or 125.8% to $626,000 for the six months ended June 30 1998, compared to $46,000 in the six months ended June 30 1997. The increase was attributable to interest on the remaining cash proceeds (approximately $22 million at June 30, 1998) from the Company's initial public offering in 1997

         INTEREST EXPENSE. Interest expense decreased $58,000, or 88.1%, from $66,000 for the first six months of 1997 to $8,000 for the first six months of 1998. This reduction was primarily attributable to the elimination of the Company's debt in September, 1997 from use of proceeds from the Company's initial public offering, and $8,000 in interest expense paid by CATS in the period May 15- June 30, 1998.

         INCOME TAX EXPENSE. Income tax expense decreased $300,000, or 35.8%, from $837,000 for the first six months of 1997 to $537,000 for the first six months of 1998. The income tax expense resulted from an expense of $572,000 for the first three months of 1998, offset by a tax benefit of $35,000 for the three months ended June 30, 1998.

         NET INCOME. Net income decreased $1,942,000 or 154.7%, from $1.3 million for the first six months of 1997 to a loss of $686,000 for the first six months of 1998. The decrease was primarily due to the $3,210,000 charge for in-process research and development associated with the Company's acquisition of CATS.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         For the six months ended June 30, 1998, net cash used in operating activities was $189,000 compared to net cash provided by operating activities of $268,000 for the same period of 1997. Net cash used in this period increased as a result of decreases in net income of $1,942,000, offset by increases in accounts receivable of $2,614,000 , inventories of $944,000 and decreases in income taxes payable of $413,000.

         Net cash used in investing activities was $6,732,000 for the six months ended June 30, 1998 compared to $413,000 for the six months ended June 30, 1997. Net cash used in investing activities increased for the first six months of 1998 primarily due to the acquisition of CATS for $5,668,000.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $433,000 compared to net cash used in financing activities of $1,000 for the six months ended June 30, 1997. The increase in net cash provided by financing activities was due primarily to the proceeds from issuance of common stock.

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

IMPACT OF YEAR 2000

         The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of Year 2000 issues. Management initiated a program to evaluate all internal computer systems and applications, and products with computer systems and determined the adjustments necessary to become Year 2000 compliant. Management is confident that existing internal resources are sufficient to correct any internal systems deficiencies that have or may be determined. The Company has set a target date of September 30, 1999 for complete compliance of internal computer systems, applications, and products. The Company has also made inquiries of its major suppliers, customers and other third-party entities with which it has business relations to obtain assurances of their Year 2000 compliance. However, there can be no assurance that the systems of other companies on which the Company relies will be timely corrected, or that any failure by another company to correct such systems would not have a material adverse effect on the Company. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in a given year. The Company has a provision of $12,500 per quarter in 1999 to cover the cost of any unexpected corrections to any internal sysytems or product deficiencies. These costs are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.



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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         27.1.1   Financial Data Schedule (for SEC use only)
         99.1 Financial Statements of CATS GmbH for the two years in the period ended December 31,1997.

b)       Reports on Form 8-K

         On May 22, 1998, the Company filed a Report on Form 8-K to report that on May 7, 1998, pursuant to an Acquisition Agreement executed in the United States dated as of May 7, 1998 (the "Agreement"), the Company acquired all of the assets of CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") in exchange for $5 million in cash and 916,667 shares of FARO common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March __, 1999        FARO TECHNOLOGIES, INC.
                            (Registrant)



                            By:   /s/ GREGORY A. FRASER
                                  ---------------------

                            Gregory A. Fraser
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)