Form 10-Q/A
period 1998-09-30
FARO TECHNOLOGIES INC
filed 1999-04-02
CIK 917491

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

Class:   Voting Common Stock,  $.001 Par Value       Outstanding at November 10, 1998: 11,341,470

FARO Technologies Inc.
Index to Form 10-Q/A

PART I.           FINANCIAL INFORMATION                                              Page Number
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and
                  September 30, 1998 (restated)                                                  3

                  Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 1997 and 1998 (restated)                                   4

                  Consolidated Statement of Shareholders' Equity (restated)                      5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1998 (restated)                                   6

                  Notes to Consolidated Financial Statements                                     7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                      15

         Item 6.   Exhibits and Reports on Form 8-K                                              15

         Signatures                                                                              15

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed by the Registrant on November 10, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of CATS on May 15, 1998.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                        1997               1998
                                                                    ------------       -------------
                                                                                        (AS RESTATED
                                                                                         SEE NOTE C)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 28,815,069       $ 20,492,804
  Accounts receivable, net of allowance                                6,159,173          8,082,129
  Inventories                                                          4,275,376          5,843,376
  Deferred taxes                                                         126,572            126,572
  Prepaid expenses                                                       109,649            264,887
                                                                    ------------       ------------

      Total current assets                                            39,485,839         34,809,768
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                              1,014,309          1,745,944
  Furniture and fixtures                                                 605,913            897,091
                                                                    ------------       ------------
      Total                                                            1,620,222          2,643,035
Less accumulated depreciation                                           (792,442)        (1,134,065)
                                                                    ------------       ------------

      Property and equipment, net                                        827,780          1,508,970
                                                                    ------------       ------------

INTANGIBLE ASSETS, net of accumulated amortization
  of $321,261 and $1,843,616, respectively                               747,979         12,910,680

DEFERRED INCOME TAXES                                                    130,735             69,910
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 41,192,333       $ 49,299,328
                                                                    ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                          $  1,196,967       $  2,580,950
  Income taxes payable                                                   413,167                 --
  Customer deposits                                                      121,358            161,001
  Current portion unearned service revenues                              476,802            216,600
                                                                    ------------       ------------

      Total current liabilities                                        2,208,294          2,958,551

UNEARNED SERVICE REVENUES, less current portion                           44,628            135,773
                                                                    ------------       ------------

TOTAL LIABILITIES                                                      2,252,922          3,094,324
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 9,919,000 and 11,005,138 issued and
    outstanding, respectively                                              9,919             11,045
  Additional paid-in-capital                                          36,502,004         47,523,064
  Treasury stock                                                              --           (150,625)
  Retained earnings (deficit)                                          3,018,265           (408,884)
  Unearned compensation                                                 (464,480)          (335,357)
  Accumulated other comprehensive income:
    Cumulative translation adjustments                                  (126,297)          (434,239)
                                                                    ------------       ------------

      Total shareholders' equity                                      38,939,411         46,205,004
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 41,192,333       $ 49,299,328
                                                                    ============       ============


          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                 1997               1998               1997               1998
                                                             ------------       ------------       ------------       ------------
                                                                                (AS RESTATED                          (AS RESTATED
                                                                                 SEE NOTE C)                           SEE NOTE C)
Sales                                                        $  5,909,306       $  4,972,182       $ 16,227,841       $ 19,376,191
Cost of sales                                                   2,379,114          2,460,143          6,567,395          7,921,748
                                                             ------------       ------------       ------------       ------------

Gross profit                                                    3,530,192          2,512,039          9,660,446         11,454,443

Operating expenses:
      Selling                                                   1,432,265          2,870,373          3,955,236          6,665,432
      General and administrative                                  310,082            851,532            916,517          1,967,250
      Depreciation and amortization                                79,023          1,038,391            204,998          1,718,729
      Research and development                                    326,918            737,732            721,757          1,559,710
      Employee stock options                                          813             43,041            364,959            129,123
      Purchased in-process research and development                    --                 --                 --          3,210,000
                                                             ------------       ------------       ------------       ------------

      Total operating expenses                                  2,149,101          5,541,069          6,163,467         15,250,244
                                                             ------------       ------------       ------------       ------------

Income (loss) from operations                                   1,381,091         (3,029,030)         3,496,979         (3,795,801)

Interest income                                                    33,010            215,766             38,841            838,545
Other income                                                       31,941             19,391             68,754             22,145
Interest expense                                                  (43,809)            (3,234)          (109,660)           (11,099)
                                                             ------------       ------------       ------------       ------------

Income (loss) before income taxes                               1,402,233         (2,797,107)         3,494,914         (2,946,210)
Income tax expense (benefit)                                      573,118            (56,298)         1,410,191            480,939
                                                             ------------       ------------       ------------       ------------

Net income (loss)                                                 829,115         (2,740,809)         2,084,723         (3,427,149)

Other comprehensive expense
      Foreign currency translation adjustments                    (59,970)          (103,488)          (103,955)          (307,942)
                                                             ------------       ------------       ------------       ------------

      Other comprehensive expense                                 (59,970)          (103,488)          (103,955)          (307,942)
                                                             ------------       ------------       ------------       ------------

Comprehensive income (loss)                                  $    769,145       $ (2,844,297)      $  1,980,768       $ (3,735,091)
                                                             ============       ============       ============       ============



NET INCOME (LOSS) PER COMMON SHARE - BASIC                   $       0.11       $      (0.25)      $       0.29       $      (0.33)
                                                             ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                 $       0.11       $      (0.25)      $       0.28       $      (0.33)
                                                             ============       ============       ============       ============


   See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                        COMMON STOCK          ADDITIONAL                       CUMULATIVE
                                                        ------------            PAID-IN         UNEARNED       TRANSLATION
                                                  SHARES          AMOUNTS       CAPITAL       COMPENSATION     ADJUSTMENT
                                               ------------    ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31,
      1997                                        9,919,000    $      9,919   $ 36,502,004    $   (464,480)   $   (126,297)

      Common stock issued in connection
      with acquisition of business                  916,668             917     10,394,083

      Registration costs in connection with
      acquisition of business                                                     (133,391)

      Exercise of stock options                     209,470             209         77,094

      Acquisition of treasury stock                 (40,000)

      Amortization of unearned
      compensation                                                                 129,123

      Tax benefit from exercise
      of stock options                                                             683,274

      Currency translation
      adjustment                                                                                                  (307,942)

            Net loss for period
              (As restated, See Note C)
                                               ------------    ------------   ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1998
  (As restated, See Note C)                      11,005,138    $     11,045   $ 47,523,064    $   (335,357)   $   (434,239)
                                               ============    ============   ============    ============    ============


                                                                     RETAINED
                                                     TREASURY        EARNINGS
                                                       STOCK         (DEFICIT)         TOTAL
                                                   ------------    ------------    ------------
BALANCE, DECEMBER 31,
      1997                                         $         --    $  3,018,265    $ 38,939,411

      Common stock issued in connection
      with acquisition of business                                                   10,623,608

      Registration costs in connection with
      acquisition of business                                                          (133,391)

      Exercise of stock options                                                          77,304

      Acquisition of treasury stock                    (150,625)                       (150,625)

      Amortization of unearned
      compensation                                                                      129,123

      Tax benefit from exercise
      of stock options                                                                  683,274

      Currency translation
      adjustment                                                                       (307,942)

            Net loss for period
              (As restated, See Note C)                              (3,427,149)     (3,427,149)
                                                   ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1998
  (As restated, See Note C)                        $   (150,625)   $   (408,884)   $ 46,205,004
                                                   ============    ============    ============

        See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1997               1998
                                                                        ------------       ------------
                                                                                           (As restated
                                                                                            See Note C)
OPERATING ACTIVITIES:
  Net income (loss)                                                     $  2,084,723       $ (3,427,149)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation, amortization and other                                     204,998          1,829,314
    In-process research and development                                                       3,210,000
    Employee stock options                                                   364,959            129,123
    Deferred income taxes                                                   (276,302)           208,578
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                 (2,354,051)          (575,203)
      Inventories                                                           (448,739)        (1,537,663)
      Prepaid expenses                                                       (31,652)           (42,878)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                              (639,054)          (992,933)
      Income taxes payable                                                   (68,294)          (196,983)
      Customer deposits                                                      (70,345)            39,643
      Unearned service revenues                                              486,239           (169,056)
                                                                        ------------       ------------

        Net cash used in operating activities                               (747,518)        (1,525,207)
                                                                        ------------       ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (350,849)          (852,906)
  Payments of patent costs                                                  (157,728)           (65,587)
  Payments of product design costs                                                --           (485,120)
  Acquisition of business, net of cash acquired ($5,618)                          --         (5,306,057)
                                                                        ------------       ------------

        Net cash used in investing activities                               (508,577)        (6,709,670)
                                                                        ------------       ------------

FINANCING ACTIVITIES:
  Payments on debt                                                          (604,806)                --
  Proceeds from issuance of common stock, net                             32,265,217             96,105
  Acquisition of treasury stock                                                                (150,625)
                                                                        ------------       ------------

        Net cash provided by (used in) financing activities               31,660,411            (54,520)
                                                                        ------------       ------------

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS                                     (103,955)           (32,868)
                                                                        ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          30,300,361         (8,322,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               263,342         28,815,069
                                                                        ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 30,563,703       $ 20,492,804
                                                                        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid for interest                                                $     27,181       $     11,099
                                                                        ============       ============

  Cash paid for income taxes                                            $         --       $    492,749
                                                                        ============       ============

  Noncash financing activities:
      Payables recorded in connection with initial public offering      $    419,811
      Acquisition of business:
      Fair value of assets acquired                                                        $ 17,677,382
      Common stock issued                                                                    10,395,000
      Liabilities assumed                                                                    (1,614,000)
      Net decrease in deferred tax assets and current tax
          liability due to exercise of employee stock options           $         --       $    683,274
                                                                        ============       ============

     See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the three and nine months ended September 30, 1997 and 1998 (restated)


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

NOTE C - RESTATEMENT

         Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") in May 1998 (See Note D). The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of acquisition.

         The Company's initial calculations to value the acquired IPR&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard for stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology.

         The revised valuation is based on management's estimates of the net cash flows associated with expected operations of CATS and gives explicit consideration to the SEC's views on acquired IPR&D as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the Company's financial statements for the quarterly period ended September 30, 1998, have been restated to reduce the amount of acquired IPR&D by approximately $11.2 million, and to increase the amount ascribed to other intangible assets by approximately $11.2 million. Amortization expense has also increased by $638 thousand for the three and nine months ended September 30, 1998.

     A summary of the significant effects of the restatement is as follows:

                                                          AS OF
                                                   SEPTEMBER 30, 1998
                                              ----------------------------
                                                   AS
                                               PREVIOUSLY
                                                REPORTED       AS RESTATED
                                              ------------     -----------
BALANCE SHEET DATA:
Deferred tax asset                            $   526,572      $   126,572
Intangible assets                               2,330,595       12,910,680
Deferred taxes                                  1,269,910           69,910
Total assets                                   40,319,243       49,299,328
Accounts payable and accrued liabilities        2,002,764        2,580,950
Total shareholders' equity                     37,803,104       46,205,004


                                                          3 MONTHS ENDED                       9 MONTHS ENDED
                                                        SEPTEMBER 30, 1998                   SEPTEMBER 30, 1998
                                                        ------------------                   ------------------
                                                  AS PREVIOUSLY                        AS PREVIOUSLY
                                                    REPORTED         AS RESTATED          REPORTED         AS RESTATED
                                                  ------------      -------------      -------------       ------------
STATEMENT OF OPERATIONS DATA:
Loss from operations                              $ (2,390,574)      $ (3,029,030)      $(14,013,886)      $ (3,795,801)
Income tax expense (benefit)                          (882,347)           (56,298)        (1,335,245)           480,939
Net Loss                                            (1,276,304)        (2,740,809)       (11,829,050)        (3,427,149)
Net Loss per common share - Basic                 $      (0.12)      $      (0.25)      $      (1.13)      $      (0.33)
Net Loss per common share - Diluted               $      (0.11)      $      (0.25)      $      (1.10)      $      (0.33)

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
                                                                   ------------

                                                                   $ 16,069,000
                                                                   ============

        The valuation of development and core technology and in-process technology was based on management's estimates of after tax net cash flows and gives explicit consideration to the Security and Exchange Commission's ("SEC") recent views on in-process research and development in purchase transactions. In making the allocation of purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in process technology were consistent with the relative contributions of each of the final products and (2) the stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

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

                                                       NINE MONTHS
                                                          ENDED
                                                   SEPTEMBER 30, 1998
                                                   ------------------
     Revenues                                        $    20,201,000
     Net income                                             (664,000)
     Income per share:
       Basic                                         $         (0.06)
       Diluted                                       $         (0.06)

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

NOTE E - INVENTORY

Inventories consist of the following:

                                               DECEMBER 31,        SEPTEMBER 30,
                                                   1997                1998
                                               ------------        -------------
Raw materials                                   $2,432,194          $2,827,648
Finished goods                                     804,827             983,352
Sales demonstration                              1,038,355           1,438,930
                                                ----------            ----------

                                                $4,275,376          $5,249,930
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

NOTE G - Earnings Per Share

         A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

THREE MONTHS ENDED SEPTEMBER 30,                   1997                           1998
-------------------------------------------------------------------------------------------------
                                                       PER-SHARE                        PER-SHARE
                                             SHARES      AMOUNT             SHARES        AMOUNT
-------------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares                7,384,923    $ .11             11,028,890    ($ .25)
Effect of Dilutive Securities
     Stock Options                            365,139
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,750,062   $  .11             11,028,890    ($ .25)


NINE MONTHS ENDED SEPTEMBER 30,                    1997                           1998
-------------------------------------------------------------------------------------------------
                                                       PER-SHARE                        PER-SHARE
                                             SHARES      AMOUNT             SHARES        AMOUNT
-------------------------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares                7,129,733    $ .29             10,506,189    ($ .33)
Effect of Dilutive Securities
     Stock Options                            350,529
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions                 7,480,262   $  .28             10,506,189    ($ .33)

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

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q/A, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S AMENDED QUARTERLY REPORT ON FORM 10-Q/A DATED APRIL 1, 1999.

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

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") in May 1998 (See Note D). The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of acquisition.

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

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $959,000, or 1213.9% from $79,000 for the three months ended September 30, 1997 to $1,038,000 for the three months ended September 30, 1998. This increase was due primarily to the amortization of the values assigned to intangible assets in connection with the Company's acquisition of CATS on May 15, 1998.

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

         INCOME TAX EXPENSE. Income tax expense decreased $629,000 from an expense of $573,000 for the three months ended September 30, 1997 to a benefit of $56,000 for the three months ended September 30, 1998 as a result of the net loss from operations. After the Company's revision of the charge for in-process research and development the Company prorated the incremental income tax expense from the first quarter to the year end, and assigned it to the second and third quarters based on relative net income before taxes, as adjusted for a valuation allowance, the in-process research and development charge, and the resulting changes in amortization expense.

         NET INCOME. Net income decreased $3,570,000 from $829,000 for the three months ended September 30, 1997 to a loss of $2,741,000 for the three months ended September 30, 1998. The decrease was primarily due to a loss from operations in the three months ended September 30, 1998 of $3.0 million. The loss from operations is due to lower sales and lower gross margin resulting from a decrease in average sales price of the Company's traditional products, higher operating expenses related to the acquisition of CATS, and the expansion of the Company's sales force.

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

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $1,514,000, or 738.4% from $205,000 for the nine months ended September 30, 1997 to $1,719,000 for the nine months ended September 30, 1998. This increase was due primarily to amortization of intangible assets in connection with the Company's acquisition of CATS on May 15, 1998.

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

         INCOME TAX EXPENSE. Income tax expense decreased $929,000, or 65.9%, from $1,410,000 for the first nine months of 1997 to $481,000 for the first nine months of 1998. The income tax expense resulted from an expense of $572,000 for the first three months of 1998, offset by tax benefits of $35,000 for the three months ended June 30, 1998, and $56,000 for the three months ended September 30, 1998..

         NET INCOME. Net income decreased $5.5 million, from $2.1 million for the first nine months of 1997 to a loss of $3.4 million for the first nine months of 1998. The decrease was primarily due to the $3,210,000 charge for in-process research and development, and the increase in amortization expense associated with the Company's acquisition of CATS on May 15, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         For the nine months ended September 30, 1998, net cash used in operating activities was $1,525,000 compared to $851,000 for the same period of 1997. Net cash used in this period increased as a result of increases in accounts receivable ($575,000) and inventories ($1.5 million), a decrease in accounts payable ($993,000), and a net loss of $3.4 million offset by depreciation and amortization ($1.8 million) and in-process research and development ($3.2 million) adjustments.

         Net cash used in investing activities was $7,072,000 for the nine months ended September 30, 1998 compared to $509,000 for the nine months ended September 30, 1997. Net cash used in investing activities increased for the first nine months of 1998 primarily due to the acquisition of CATS for $5,668,000.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $307,000 compared to net cash provided by financing activities of $31.7 million for the nine months ended September 30, 1997, as a result of the initial public offering.

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

NEW PRODUCT LINES

    On September 1, 1998 the Company announced plans to introduce a new, completely redesigned generation of its FAROArm products featuring higher accuracy and reliability at lower cost than the previous generation. The Company expected to replace the previous Bronze and Silver Series product lines with two new product lines: the Sterling Series and the Gold Series. Based on customer demand since the new product announcement, the Company has elected to retain the Silver Series product line, and position it between the lower priced Sterling Series and higher priced Gold Series lines.

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

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in a given year. The Company has a provision of $12,500 per quarter in 1999 to cover the cost of any unexpected corrections to any internal systems or product deficiencies. These costs are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------
                  27.1.1            Financial Data Schedule (for SEC use only)
                  99.1              Financial Statements of CATS GmbH for the
                                    two years in the period ended December 31, 1997.

         b)       Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March__, 1999         FARO TECHNOLOGIES, INC.
                            (Registrant)



                            By:   /s/ Gregory A. Fraser
                                  ---------------------

                            Gregory A. Fraser
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)