Form 10-K
period 1998-12-31
FARO TECHNOLOGIES INC
filed 1999-04-02
CIK 917491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______________ TO ____________.

                         COMMISSION FILE NUMBER 0-23081

                            FARO TECHNOLOGIES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                             59-3157093
    ----------------------------------------      ----------------------
          (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

               125 TECHNOLOGY PARK
               LAKE MARY, FLORIDA                          32746
    ----------------------------------------             ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (407) 333-9911

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS:      ON WHICH REGISTERED:
                        NONE                      NONE

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1999, there were outstanding 11,343,461 shares of Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price reported on the Nasdaq National Market as of March 26, 1999 was $39,845,541.

                      DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENTS                                                FORM 10-K REFERENCE
----------------------------------------------------     -----------------------
Portions of the Proxy Statement, dated April 2, 1999     Part III, Items 10-13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

             CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

     FARO Technologies, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the ability of the Company and its significant suppliers and large customers to address the year 2000 Issue; and
(xiii) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

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

     Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision but have only recently begun to provide a link to the CAD model of the object being measured. Fixed-base CMM's require that the object being measured be brought to the CMM and that the object fit within the CMM's measurement grid. In addition, conventional CMMs generally operate in metrology laboratories or environmentally-stable quality inspection departments of manufacturing facilities rather than on the factory floor.

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

FARO'S BUSINESS

     The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. In May 1998 the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a German company which develops and markets CAD-based inspection and statistical process control ("SPC") software. The acquisition of CATS provides the Company with a stronger marketing presence in Europe, as well as an expanded software product line under the Company's AnthroCam/registered trademark/ product name. The Company's principal products are the FAROArm/registered trademark/ articulated measuring device and its multi-faceted AnthroCam/registered trademark/ software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 23 patents in the United States, 13 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 1100 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as General Motors, DaimlerChrysler, Ford, Boeing, Lockheed Martin, General Electric, Westinghouse Electric, Caterpillar and Komatsu Dresser.

FARO PRODUCTS

     THE FAROARM/registered trademark/. The FAROArm/registered trademark/ is a portable, six-axis, instrumented, articulated device that approximates the range of motion and dexterity of the human arm. Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The FAROArm/registered trademark/ is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured as either individual points or a series of points.

Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using "xyz" position coordinates and "ijk" orientation coordinates.

     The FAROArm/registered trademark/ has been designed as an open architecture system. The communications parameters of the on-board processors have the ability to combine advanced sensing probes, integrate with conventional CMM software and communicate with different CAD software packages and a variety of computer operating systems. This open architecture is designed to provide for easy integration of the FAROArm/registered trademark/ into the manufacturing environment. The customer's ability to use an installed base of computing hardware and software further reduces the cost of installation and training while initiating the transition to the Company's preferred group of CAD-based products. To encourage integration of the FAROArm/registered trademark/ into the manufacturing environment, the Company provides a group of seamless interface drivers for leading CAD/CAM packages, including AutoCAD/registered trademark/, CADKey/registered trademark/ and SURFCAM/registered trademark/. The Company also provides a full serial communication command protocol to the FAROArm/registered trademark/ for customers who write their own interfaces.

     The Company offers several models of the FAROArm/registered trademark/ under three product lines: the Gold Series, Silver Series and the Sterling Series.

     GOLD SERIES. The Gold Series models are the Company's highest precision (P.001 to P.005 inches) measuring devices and are available in four, six, eight, ten and twelve foot measurement diameters. These models are used for factory floor inspection and fit checking applications requiring higher precision than the Silver Series. Depending on the component of the AnthroCam software, the Gold Series models are priced between $50,000 and $60,000 when sold as a turnkey system including hardware, computer and software and $45,000 without computer and software.

     SILVER SERIES. The Silver Series models are the Company's intermediate precision (P.003 to P.007 inches) measuring devices and are available in eight and twelve foot measurement diameters. These models are most frequently used for factory floor inspection and fit-checking applications. Depending on the component of the AnthroCam software, the Silver Series models are priced at $40,000 and $50,000 when sold as a turnkey system including hardware, computer and AnthroCam/registered trademark/ software and $35,000 without computer and software.

     STERLING SERIES. The Sterling Series models are the Company's lighter-weight, medium precision (P.002 to P.007 inches) measuring devices and are available in four, six, eight and ten foot measurement diameters. These models are most frequently used for applications that do not require high-level precision, such as 3-D modeling, mold production and reverse-engineering applications. Depending on the component of AnthroCam software, the Sterling Series models are priced between $30,000 and $40,000 when sold as a turnkey system including hardware, computer and AnthroCam/registered trademark/ software and $25,000 without computer and software.

     ANTHROCAM/registered trademark/. AnthroCam is the Company's proprietary CAD-based measurement and statistical process control software. The AnthroCam product line includes six (6) software programs:

     ANTHROCAM CAD ANALYZER/registered trademark/ allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals. AnthroCam CAD Analyzer/registered trademark/ sells for $6,500

     ANTHROCAM DESIGN/registered trademark/ allows users to measure older parts without data files, or models of potential products and convert them into CAD files for manufacturing. It is built on the AutoCAD/registered trademark/ software development platform, which allows users to benefit from extensive hardware, software, interfacing and software support libraries and teaching products. AnthroCam Design/registered trademark/ is offered with the FAROArm/registered trademark/ and is also offered as an unbundled product. When unbundled from the FAROArm/registered trademark/, AnthroCam Design/registered trademark/ sells for $26,000.

     ANTHROCAM MEASURE/registered trademark/ allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. AnthroCam Measure/registered trademark/ is offered with the FAROArm/registered trademark/ and is also offered as an unbundled product. When unbundled from the FAROArm/registered trademark/, AnthroCam Measure/registered trademark/ sells for $16,000.

     ANTHROCAM AUTOMOTIVE/registered trademark/ also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike AnthroCam Measure/registered trademark/, AnthroCam Automotive/registered trademark/ is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. AnthroCam Automotive/registered trademark/ is offered with the FAROArm/registered trademark/ and is also offered as an unbundled product. When unbundled from the FAROArm/registered trademark/, AnthroCam Automotive/registered trademark/ sells for $20,000.

     ANTHROCAM SPC GRAPH/registered trademark/ allows the user to organize and compare measurement results from the FAROArm in the form of pictures, tables, and charts, for the purpose of statistical process control. AnthroCam SPC Graph/registered trademark/ is tailored to an individual user. AnthroCam SPC Graph/registered trademark/ sells for $1,000.

     ANTHROCAM SPC PROCESS/registered trademark/ allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the FAROArm/registered trademark/, AnthroCAM SPC Process/registered trademark/ accepts data from CMMs and other computer-based measurement devices from many different measurement applications along the production line. AnthroCam SPC Process/registered trademark/ sells for $90,000 per assembly line.

DEVELOPMENT OF A NEW TRADEMARK

     In February 1999 the Company filed an application in the United States Patent and Trademark Office (the "Trademark Office") for the trademark CAM2. Upon initial acceptance of the CAM2 trademark by the Trademark Office, the Company intends to rename its software family preface from AnthroCam/registered trademark/ to CAM2.

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

     SIX-AXIS ARTICULATING ARM. The FAROArm/registered trademark/ incorporates a six-axis instrumented, articulating device that approximates the range of motion and dexterity of the human arm. The flexibility of the FAROArm/registered trademark/ enables the user to measure complex shapes and ergonomic structures and to reach behind, underneath and into previously inaccessible spaces, such as interior surfaces of aircraft or automobiles. The flexibility of the FAROArm/registered trademark/ allows customers to measure more accurately and efficiently than previously possible.

     PORTABILITY AND ADAPTABILITY. The FAROArm/registered trademark/ is lightweight, portable and designed for operation in the often harsh environments typical of manufacturing facilities. The FAROArm/registered trademark/ can be moved to multiple locations on the factory floor to measure large parts and assemblies that cannot be easily moved to a conventional CMM. This portability extends 3-D measurement to previously inaccessible areas of the factory floor and eliminates the travel time to and from quality inspection departments.

     LEVELS OF PRECISION RESPONSIVE TO INDUSTRY NEEDS. The Company's products respond to manufacturers' need for intermediate levels of measurement precision. Although high levels of precision (less than one-thousandth of an inch) are required for certain manufacturing applications, the FAROArm/registered trademark/ satisfies the greater demand for measurements that require intermediate precision (one- to twenty-thousandths of an inch). The Company's products meet the precision measurement requirements of a substantial portion of products in the manufacturing process and address the underserved market for intermediate precision measurement systems.

     BROAD AFFORDABILITY. The Company offers various models of the FAROArm/registered trademark/ ranging in price from $25,000 to $60,000, while conventional CMMs range in price from $20,000 to $2 million. The relatively low cost of the Company's products compared to conventional CMMs has afforded manufacturers the opportunity to introduce cost-effective measurement and quality inspection functions throughout the manufacturing process. Manufacturers are able to purchase multiple units to be used at different locations within a single manufacturing facility and to introduce measurement and quality inspection at additional points in the manufacturing process.

     EASE OF USE. The Company's software products have been specifically designed to be used by production line personnel with minimal prior computer or CAD experience. The bundled hardware and software system is designed to require minimal training for production line personnel to reach proficiency with the product. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. The FAROArm/registered trademark/ is also ergonomically designed to facilitate use in typical factory floor applications.

     PAPERLESS DATA COLLECTION. The FAROArm/registered trademark/ allows for paperless data collection by a connected computer hosting related CAD application software. This function responds to current trends toward automated statistical process controls for facilitating data analysis. Paperless data collection improves productivity and eliminates the risk of error in transcribing the collected information.

     OPEN ARCHITECTURE. The FAROArm/registered trademark/ and AnthroCam/registered trademark/ have been designed as an open architecture system, allowing the user to unbundle the hardware and software to interface the FAROArm/registered trademark/ with other CAD-based software packages and to interface AnthroCam/registered trademark/ with other 3-D measurement devices. In addition, the Company's software and hardware are built in accordance with computer and communications industry standards so that these products may be integrated with a broad range of application software packages.

CUSTOMERS

     The Company's products have been purchased by more than 1100 customers ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 19% of the Company's total revenues in 1998. No customer represented 10.0% or more of the Company's sales in 1998. The following table illustrates, by vertical market, the Company's diverse customer base:

AEROSPACE                  APPAREL AND FOOTWEAR          AUTOMOTIVE
Boeing                     Nike                          AO Smith
GE Aircraft Engines        Reebok                        DaimlerChrysler
Lockheed Martin                                          General Motors
Nordam Repair Division                                   Samsung Motors
Northrop Grumman                                         HyundaiToyota
Orbital Sciences                                         Vehma International
Dee Howard                                               Johnson Controls
                                                         Lear Corporation
                                                         Porsche
                                                         Ford
                                                         Honda

BUSINESS AND CONSUMER      ELECTRIC UTILITIES AND        FARM/LAWN EQUIPMENT
 MACHINES                   MANUFACTURERS                New Holland North America
Corning Asahi              General Electric              Toro
Xerox                      Southern California Edison
                           Tennessee Valley Authority
                           Westinghouse Electric

HEAVY EQUIPMENT            PERSONAL ROAD/ WATER/         PLASTICS
 MANUFACTURERS              SNOW CRAFT                   Able Design Plastics
Caterpillar                Harley Davidson               Paramount Plastics
Komatsu Dresser            Polaris Industries            Thermoform Plastics
Champion Road Machinery
Texas Steel

SALES AND MARKETING

     The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 1998, the Company employed 68 sales professionals who operate from the Company's headquarters, seven domestic regional sales offices located in Charlotte, Chicago, Columbus (Ohio), Dallas, Detroit, Los Angeles and Seattle, four German regional sales offices in Stuttgart, Munich, Gladbeck and Hanover, and sales offices located in Coventry, United Kingdom, and suburban Paris, France. The Company also utilizes six domestic and 24 international distributors in territories where the Company does not have regional sales offices. See Footnote 13 to the Notes to Consolidated Financial Statements incorporated by reference herein from Item 8 hereof for financial information about the Company's foreign and domestic operations and export sales required by this Item.

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

     In June 1996, the Company entered into an OEM agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company that is the world's largest manufacturer of metrology tools. Mitutoyo markets the FAROArm/registered trademark/ in Japan under the name SPINARM/registered trademark/. The agreement, which grants Mitutoyo a non-exclusive right to sales in Japan, expires in June 1999 and is renewable for successive one-year terms.

     In March 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a North Kingstown, Rhode Island company that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe will market the FAROArm/registered trademark/ worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe a non-exclusive right to sales worldwide, expires in March 2000, and is renewable for successive one-year terms.

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

     The Company's research and development efforts are directed primarily at enhancing the technology of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company's research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company's acquisition of CATS resulted in the addition of 11 software developers to the research and development efforts. The Company's engineering development efforts will continue to focus on the FAROArm/registered trademark/ and the family of AnthroCam/registered trademark/ products. Significant efforts are also being directed toward the development of new measurement technologies and additional features for existing products. See "Technology."

     At December 31, 1998, the Company employed 43 scientists and technicians in its research and development efforts. Research and development expenses were $2,587,000 in 1998 as compared to $1,076,000 in 1997 and $730,000 in 1996.
Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

TECHNOLOGY

     The primary measurement function of the FAROArm/registered trademark/ is to provide orientation and position information with respect to the probe at the end of the FAROArm/registered trademark/. This information is processed by software and can be compared to the desired dimensions of the CAD data of a production part or assembly to determine whether the measured data conforms to meet dimensional specifications.

     To accomplish this measurement function, the FAROArm/registered trademark/ is designed as an articulated arm with six or seven joints. The arm consists of aluminum links and rotating joints that are combined in different lengths and configurations, resulting in human arm-like characteristics. Each joint is instrumented with a rotational transducer, a device used to measure rotation, which is based on optical digital technology. The position and orientation of the probe in three dimensions is determined by applying trigonometric calculations at each joint. The position of the end of a link of the arm can be determined by using the angle measured and the known length of the link. Through a complex summation of these calculations at each joint, the position and orientation of the probe is determined.

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

     MECHANICAL HARDWARE. The FAROArm/registered trademark/ is designed to function in diverse environments and under rigorous physical conditions. The arm monitors its temperature to adjust for environments ranging from -10 degrees to +50 degrees Celsius. The arm is constructed of pre-stressed precision bearings to resist shock loads. Low production costs are attained by the proprietary combination of reasonably priced electromechanical components accompanied by the optimization and on-board storage of calibration data. Many of the Company's innovations relate to the environmental adaptability of its products. Significant features include integrated counter-balancing, configuration convertibility and temperature compensation.

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

     SOFTWARE. AnthroCam/registered trademark/ is a Windows-based, 32-bit application family written for the most recent PC-based technology. AnthroCam/registered trademark/ has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. AnthroCam CADanalyser/registered trademark/ is a family member for viewing, analyzing and browsing CAD files. AnthroCam Design/registered trademark/ is a family member primarily used for reverse engineering and is written as an AutoCAD runtime extension (ARX) that is the AutoCAD Application Programming Interface (API). Family member AnthroCam Measure/registered trademark/ is simplified version of Design for pure measurement applications written entirely on the ACIS CAD development platform. Family member AnthroCam Automotive/registered trademark/ is a measurement software designed for large CAD files and specific Automotive applications and is written using a proprietary graphics display engine. Family member AnthroCam SPC Process/registered trademark/ is designed for plant wide dimensional data acquisition and presentation in classical SPC (Statistical Process Control) formats for plant-wide quality control.

     All the AnthroCam/registered trademark/ family members are written in the C++ development language using Microsoft Foundation Class (MFC) standards. The software fully implements UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively. The software is developed with the cooperation of diverse user beta sites and a well developed system for tracking and implementing market demands.

INTELLECTUAL PROPERTY

     The Company holds or has pending 23 patents in the United States, 13 of which are also held or pending in other jurisdictions. The Company also has 13 registered trademarks in the United States, 10 foreign registered trademarks, 10 trademark applications pending in the United States and 15 foreign trademark applications pending.

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

     "Quality" has rapidly emerged as a new emphasis in commerce and industry, and is a significant factor in international trade. Various national and multinational standards have been developed in the quality systems arena for commercial and industrial use. On September 3, 1998 the Company announced that the Company's quality management system received ISO 9001 certification from Bureau Veritas Quality International, an international ISO auditor based in Jamestown, New York. The ISO 9000 series of quality assurance standards ("ISO 9000"), which is administered by the American National Standards Institute, was developed to bring together existing multinational standards and to provide consistence in quality and terminology. ISO 9000 Certification demonstrates that a company has implemented an adequate quality system for products and services it offers. By this, better internal commitment, as well as enhanced purchaser confidence, may be achieved.

COMPETITION

     The broad market for measurement devices, which includes hand-measurement tools, test fixtures and conventional, fixed-base CMMs, is highly competitive. Manufacturers of hand-measurement tools and traditional CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these entities or others will not succeed in developing products or technologies that will directly compete with those of the Company. The market for measurement software to retrofit traditional CMMs, and for statistical process control is also highly competitive. The

Company will be required to make continued investments in technology and product development to maintain its technological advantage over its competition. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company's product development efforts will be sufficient to allow the Company to compete successfully as the industry evolves. The Company's products compete on the basis of portability, accuracy, application features, ease-of-use, quality, price and technical support.

     The Company's only significant direct competitor for its FAROArm/registered trademark/ and related software is a joint venture of Romer SRL (France) and Romer, Inc. (California). The Company is aware of a direct competitor in Germany, two direct competitors in Italy, and a new direct competitor in the United Kingdom, each of which the Company believes currently has negligible sales. The Company also has an established, indirect competitor in Japan that markets a measuring device that is mobile but not portable. There can be no assurance that such companies will not devote additional resources to the development and marketing of products that compete with those of the Company.

     The worldwide trend toward CAD-based factory floor metrology has resulted in the introduction of CAD-based inspection software and statistical process control for conventional CMMs by most of the large CMM manufacturers. Certain CMM manufacturers are miniaturizing, and in some cases increasing the mobility of, their conventional CMMs. Nonetheless, these CMMs still have small measurement volumes, lack the adaptability typical of portable, articulated arm measurement devices and lose accuracy outside the controlled environment of the metrology lab.

BACKLOG

     At December 31, 1998, the Company had orders representing $844,000 in sales. All outstanding orders at December 31, 1998 were shipped by March 3, 1999.

EMPLOYEES

     At December 31, 1998, the Company had 190 full-time employees, consisting of 68 sales/application engineering staff, 36 production staff, 43 research and development staff, 33 administrative staff, and 10 customer service specialists. None of the Company's employees is represented by a labor organization, and the Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy the staffing requirements caused by its planned expansion over the next 12 months.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, as well as certain key employees, and their ages, are as follows:

NAME                           AGE    PRINCIPAL POSITION
---------------------------   -----   ------------------------------------------------
EXECUTIVE OFFICERS:
Simon Raab ................    45     Chairman of the Board, Chief Executive Officer,
                                      and President

Gregory A. Fraser .........    44     Chief Financial Officer, Executive Vice
                                      President, Secretary, and Treasurer
KEY EMPLOYEES:
Ali S. Sajedi .............    38     Chief Engineer

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

ITEM 2. PROPERTIES.

     The Company's headquarters and principal operations are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. The Company's European headquarters are located in a leased building in Karlsruhe, Germany containing approximately 4,400 square feet. The Company has a combined sales and research and development facility which is located in a leased building in Aveiro, Portugal containing approximately 2,800 square feet. The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices as those needs develop.

     In addition, the Company has seven sales offices in the United States and six sales offices in Europe. All of the offices comprising the sales offices are leased by the Company.

The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of calendar 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $.001 per share, began trading on the NASDAQ Stock Market on September 18, 1997, under the symbol FARO. Before that date, there was no established public trading market for the Common Stock. The following table sets forth the high and low sale price of the Company's Common Stock since its initial public offering:

                                               1997
                                        ------------------
                                          HIGH       LOW
                                        -------   --------
          September 18-30 ...........    18-1/8    15-3/8
          Fourth Quarter ............    18        11-5/8

                                              1998
                                        ------------------
                                         HIGH       LOW
                                        -------   --------
          First Quarter ............    14-1/2     10
          Second Quarter ...........    12-1/2     9-1/4
          Third Quarter ............    11-3/8     2-3/8
          Fourth Quarter ...........    4-1/16     2-3/8

     The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 26, 1999, there were approximately 59 holders of record of Common Stock.

     On August 10, 1998 the prospectus comprising part of the Company's Registration Statement on Form S-1, File No. 333-57395, was declared effective by the Securities and Exchange Commission. Common Stock was the only class of securities registered. Of the 343,750 shares registered, none had been sold as at March 26, 1999.


     On August 26, 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market, up to a maximum of one million shares of the Company's Common Stock. During the period August 26, 1998 to December 31, 1998 the Company purchased 40,000 shares of Common Stock in the open market.

                       ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of selected financial data of the Company and its subsidiaries as of and for each of the five years ended December 31, 1998. The historical consolidated financial data has been derived from the historical financial statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

Year ended December 31,                       1998            1997           1996           1995         1994
----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Sales .................................   $ 27,514,699    $23,516,385    $14,656,337    $9,862,242    $4,508,837
Cost of sales .........................     11,291,313      9,610,838      6,486,268     4,987,779     2,222,085
----------------------------------------------------------------------------------------------------------------
Gross Profit ..........................     16,223,386     13,905,547      8,170,069     4,874,463     2,286,752
Operating expenses:
Selling ...............................      9,960,914      5,676,113      3,731,762     2,008,301     1,569,014
General and administrative ............      3,161,599      1,519,657        744,206       503,184       521,040
Depreciation and amortization .........      2,816,135        293,996        230,799       341,494       270,615
Research and development ..............      2,587,181      1,075,505        730,124       363,871       173,400
Employee stock options ................        172,164        408,000         23,100       106,700            --
Purchased in-process research and
  development costs ...................      3,210,000             --             --            --            --
----------------------------------------------------------------------------------------------------------------
Total operating expenses ..............     21,907,993      8,973,271      5,459,991     3,323,550     2,534,069
----------------------------------------------------------------------------------------------------------------
(Loss) income from operations .........     (5,684,607)     4,932,276      2,710,078     1,550,913      (247,317)
Interest income .......................      1,077,713        442,444             --            --            --
Other income ..........................        139,355         57,308         25,145        62,212        11,706
Interest expense ......................        (13,023)      (110,768)      (212,669)     (355,468)     (192,543)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes .....     (4,480,562)     5,321,260      2,522,554     1,257,657      (428,154)
Income tax expense (benefit) ..........        450,532      2,114,630      1,115,892      (342,000)           --
----------------------------------------------------------------------------------------------------------------
Net income (loss) .....................   $ (4,931,094)   $ 3,206,630    $ 1,406,662    $1,599,657    $ (428,154)
----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
Basic .................................   $      (0.46)   $      0.41    $      0.20    $     0.23    $    (0.06)
Assuming dilution .....................   $      (0.46)   $      0.39    $      0.19    $     0.22    $    (0.06)
Weighted-average common
Share outstanding:
Basic .................................     10,632,708      7,831,715      7,000,000     7,000,000     7,000,000
Assuming dilution .....................     10,728,783      8,189,048      7,349,041     7,166,739     7,149,690

At December 31,                             1998             1997             1996            1995            1994
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital ....................    $30,997,769      $37,277,545      $3,832,424      $1,321,517       $ (718,564)
Total assets .......................     49,120,147       41,192,333       7,815,668       5,479,698        4,229,551
Total debt .........................        333,554               --       1,501,267       2,200,000        2,925,000
Total shareholders' equity .........     45,375,391       38,939,411       3,773,699       2,343,937          637,580

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

     The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. In May 1998 the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a German company which develops and markets CAD-based inspection and statistical process control ("SPC") software. The Company's principal products are the FAROArm/registered trademark/ articulated measuring device and its multi-faceted AnthroCam/registered trademark/ software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 23 patents in the United States, 13 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 1,100 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as General Motors, DaimlerChrysler, Ford, Boeing, Lockheed Martin, General Electric, Westinghouse Electric, Caterpillar and Komatsu Dresser.

     From its inception in 1982 through 1992, the Company focused on providing computerized, 3-D measurement devices to the orthopedic and neurosurgical markets. During this period, the company introduced a knee laxity measurement device, a diagnostic tool for measuring posture, scoliosis and back flexibility, and a surgical guidance device utilizing a six-axis articulated arm.

     In 1992, in an effort to capitalize on a demand for 3-D portable measurement tools for the factory floor, the Company made a strategic decision to target its core measurement technology to the manufacturing and industrial markets. In order to focus on manufacturing and industrial applications of its technology, the Company phased out the direct sale of its medical products and entered into licensing agreements with two major neurosurgical companies for its medical technology. In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996 and Great Britain in 1997. International sales represented 26.1% of sales in 1996 and 35.0% of sales in 1997, and 57% of sales in 1998.

     The Company derives revenues primarily from the sale of the FAROArm/registered trademark/, its six-axis articulated measuring device, and its multi-faceted AnthroCam/registered trademark/ software. Revenue related to these products is recognized upon shipment.

     Revenue growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices, expanded promotional efforts and the acquisition of CATS. In September 1998 the Company announced the introduction of a new product line consisting of two additional FAROArm models, and the addition of 3 new software components to the AnthroCam family, from the CATS acquisition.

     In addition to providing a one-year basic warranty without additional charge, the Company offers its customers one, two and three-year extended maintenance contracts, which include on-line help services, software upgrades and hardware warranties. In addition, the Company sells training and technology consulting services relating to its products. The Company recognizes the revenue from extended maintenance contracts proportionately as costs are projected to be incurred.

     Cost of sales consists primarily of material, production overhead and labor. Selling expenses consist primarily of salaries and commissions to sales and marketing personnel, and promotion, advertising, travel and telecommunications. General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. Research and development expenses represent salaries, equipment and third-party services.

     Accounting for wholly-owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company's consolidated financial statements. Although the Company has not historically engaged in any hedging transactions to limit risks of currency fluctuations, it intends to do so in the future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company's consolidated statements of operations:

                                                      Year Ended December 31,
                                              ---------------------------------------
                                                  1998           1997          1996
                                                  ----           ----          ----
STATEMENT OF OPERATIONS DATA:
Sales .....................................      100.0%         100.0%        100.0%
Cost of sales .............................       41.0           40.9          44.3
                                                 -----          -----         -----
Gross profit ..............................       59.0           59.1          55.7
Operating expenses:
 Selling ..................................       36.2           24.1          25.5
 General and administrative ...............       11.5            6.5           5.1
 Depreciation and amortization ............       10.2            1.3           1.6
 Research and development .................        9.4            4.6           5.0
 Employee stock options ...................        0.6            1.7           0.2
                                                 -----          -----         -----
  Total operating expenses ................       79.6           38.2          37.4
                                                 -----          -----         -----
(Loss) income from operations .............      (20.7)          20.9          18.3
Interest Income ...........................        3.9            1.9             -
Other income ..............................        0.5            0.2           0.2
Interest expense ..........................         --          ( 0.5)        ( 1.5)
                                                 -----          -----         -----
(Loss) income before income taxes .........      (16.3)          22.5          17.0
Income tax expense ........................        1.6            9.0           7.6
                                                 -----          -----         -----
Net (loss) income .........................      (17.9)%         13.5%          9.4%

1998 COMPARED TO 1997

     SALES. Sales increased $4.0 million, or 17.0%, from $23.5 million in 1997 to $27.5 million in 1998. The increase was a result of increases in sales in Europe ($5.4 million) and Canada ($634,000), offset by decreases in sales in Asia ($992,000) and the United States ($841,000).

     GROSS PROFIT. Gross profit increased $2.3 million, or 16.7%, from $13.9 million in 1997 to $16.2 million in 1998. This increase was a result of a proportional increase in sales in 1998, at a gross margin of 59.0%, virtually unchanged from 59.1% in 1997.

     SELLING EXPENSES. Selling expenses increased $4.3 million, or 75.5%, from $5.7 million in 1997 to $10.0 million in 1998. This increase was primarily the result of a 100% increase in the number of sales and marketing staff, and their resulting sales activities. The number of sales and marketing employees grew from 34 at December 31, 1997 to 68 at December 31, 1998. The cost per sales employee was higher in 1998 in part as a result of the greater proportion (primarily as a result of the CATS acquisition) of European employees and the higher cost of payroll benefits and travel costs in Europe.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.6 million, or 108.0% from $1.5 million in 1997, to $3.2 million in 1998. This increase resulted primarily from the increased number of administrative personnel both at the Company's headquarters and from the acquisition of CATS.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $2.5 million or 857.9%, from $294,000 in 1997 to $2.8 million in 1998. This increase was primarily due to $2.2 million in amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.5 million, or 140.6%, from $1.1 million in 1997 to $2.6 million in 1998. This increase was a result of an increase in the number of research and development employees from 14 at December 31, 1997 to 43 at December 31, 1998.

     EMPLOYEE STOCK OPTIONS. Employee stock option expenses decreased $236,000, or 57.8%, from $408,000 in 1997 to $172,000 in 1998. This decrease was a result of a reduction in the amortized deferred compensation expense relating to stock options issued in 1995 and 1997. For all options issued in 1998, no compensation expense was recorded, as the exercise price of the options was equal to the market price at the day of the grant.

     IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. On May 15, 1998 the Company acquired CATS for $5 million and 916,668 of the Company's common stock and the assumption of certain liabilities. The $3.2 million portion of the purchase price that was attributed to in process research and development and was expensed immediately.

     INTEREST INCOME. Interest income increased $635,000 or 143.6%, from $442,000 in 1997 to $1.1 million in 1998. This increase was a result of a full year of interest in 1998 on the remaining portion of the proceeds from the Company's initial public offering in September 1997, compared to approximately three months of interest on the portion of these proceeds which were invested in 1997.

     INCOME TAX EXPENSE. Income tax expense decreased $1.7 million or 78.7% from $2.1 million in 1997 to $451,000 in 1998. The income tax provision in 1998 results primarily from the Company's U.S operations being in a taxable position, and the deferred tax benefit of the Company's foreign loss being offset by a $3 million valuation allowance.

     NET INCOME (LOSS). The Company's net income (loss) for 1998 decreased $8.1 million, from net income of $3.2 million in 1997 to a net loss of $4.9 million in 1998. This decrease was a result of a one-time in-process research and development charge ($3.2 million), amortization costs related to the CATS acquisition ($2.2 million), and higher sales, general and administrative, and research and development expenses as a percentage of sales.

1997 COMPARED TO 1996

     SALES. Sales increased $8.9 million, or 60.5%, from $14.6 million in 1996 to $23.5 million in 1997. The increase was primarily the result of increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, and the opening of sales offices. International sales increased to 35.0% of total sales in 1997, from 26.1% in 1996, in part because of increased sales in the European countries in which the Company has sales offices, and increased sales to several international distributors.

     GROSS PROFIT. Gross profit increased $5.7 million, or 70.2%, from $8.2 million in 1996 to $13.9 million in 1997. Gross margin increased from 55.7% in 1996 to 59.1% in 1997. This margin increase was attributable to a reduction in product costs as a result of technological improvements, purchasing economies and production efficiencies.

     SELLING EXPENSES. Selling expenses increased $1.9 million, or 52.1%, from $3.7 million in 1996 to $5.7 million in 1997. This increase was a result of the Company's expansion of sales and marketing staff in the United States and Europe, and expanded promotional efforts. Specifically, hiring, training, and salary expenses increased $965,000, sales commissions and bonuses increased $378,000, and promotional expenses increased $333,000. Selling expenses as a percentage of sales decreased from 25.5% in 1996 to 24.1% in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $775,000, or 104.2%, from $774,000 in 1996 to $1.5 million in 1997.
This increase resulted primarily from the hiring of additional administrative personnel, and increases in professional and legal expenses, in part as a result of the Company's periodic reporting requirements with the Securities and Exchange Commission resulting from the Company's initial public offering in September 1997. General and administrative expenses as a percentage of sales increased from 5.1% in 1996 to 6.5% in 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $345,000, or 47.3%, from $730,000 in 1996 to $1.1 million in 1997.
This increase was primarily a result of a $246,000 increase in hiring, training, and salary cost related to new personnel. Research and development expenses as a percentage of sales decreased from 5.0% in 1996 to 4.6% in 1997, as the growth in these expenses did not match the percentage growth in sales.

     EMPLOYEE STOCK OPTIONS EXPENSES. Employee stock options expenses increased $385,000 from $23,000 in 1996 to $408,000 in 1997. This increase was primarily attributable to the grant of 52,733 options in May 1997, which was made at an exercise price below the fair market value of the Common Stock on the date of the grant.

     OTHER INCOME. Other income increased $475,000 from $25,000 in 1996 to $500,000 in 1997. This increase was attributable to interest income on the $30 million proceeds from the Company's initial public offering in 1997.

     INTEREST EXPENSE. Interest expense decreased $102,000, or 47.9%, from $213,000 in 1996 to $111,000 in 1997. This reduction was attributable to the refinancing of the Company's indebtedness at a lower interest rate, and also the utilization of the proceeds from the Company's initial public offering to repay all indebtedness.

     INCOME TAX EXPENSE. Income tax expense increased $999,000, or 89.5%, from $1.1 million in 1996 to $2.1 million in 1997. The provision for income taxes as a percentage of income before income taxes was 44.2% in the twelve months of 1996 and 39.7% in the twelve months of 1997. The lower effective tax rate in 1997 was because of a higher Research and Development tax credit and the creation of a Foreign Sales Corporation.

     NET INCOME. Net income increased $1.8 million, or 128.0%, from $1.4 million in 1996 to $3.2 million in 1997. This increase was a result of increased sales, higher gross margin, $442,000 in interest income in 1997 which was zero in 1996, and a lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1997, the Company completed an initial public offering of common stock which provided net proceeds of $31.7 million. For the year ended December 31, 1998, net cash used by operating activities was $3.1 million compared to net cash used by operating activities of $705,000 for 1997. Net cash decreased due to increases in accounts receivable, inventories, and accounts payable. Net cash used in investing activities was $25.2 million for the year ended December 31, 1998 compared to $792,000 for 1997. Net cash used in investing activities increased in 1998 primarily due to a $17.0 million increase in short term investments, a $5.7 million acquisition of business, net of cash acquired, and $1.0 million in purchases of property and equipment related to the expansion of the Company's headquarters. Net cash provided by financing activities for the year ended December 31,1998 was $288,000 compared to net cash provided by financing activities of $30.2 million for 1997. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

     In April 1997, the Company obtained a one-year secured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement at December 31, 1997.

     The Company has available with two financial institutions short-term, revolving lines of credit aggregating $445,000. Under these lines, a subsidiary may borrow funds for operations. These lines of credit are personally guaranteed by certain shareholders. The amount outstanding on these lines at December 31, 1998 was approximately $296,000. The average interest rates on such borrowings at December 31, 1998 was 9%.

     The Company's principal commitments at December 31, 1998 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1999.

FOREIGN EXCHANGE EXPOSURE

     Sales outside the United States represent a significant portion of the Company's total revenues. Currently, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but intends to undertake transactions to manage such risks in the future. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. The Company may use forward foreign exchange contracts with foreign currency options to hedge these risks.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated by reference herein from the section of this Report in Part II, Item 7, under the caption "Foreign Exchange Exposure."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          -----
Independent Auditors' Report ..........................................     27

Consolidated Balance Sheets as of December 31, 1997 and 1998 ..........     28

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1997 and 1998 ....................................     29

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1996, 1997 and 1998 ....................................     30

Consolidated Statements of Cash Flows for the years Ended
  December 31, 1996, 1997 and 1998 ....................................     31

Notes to Consolidated Financial Statements ............................     32

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Jacksonville, Florida
February 19, 1999

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                        --------------------------------
                                                                              1998             1997
                                                                        ---------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..........................................    $  1,183,656      $28,815,069
 Short-term investments .............................................      17,011,831
 Accounts receivable, less allowance
   for doubtful accounts of $139,690 and $9,534......................       8,963,343        6,159,173
 Income taxes refundable ............................................         716,048
 Inventories ........................................................       6,443,618        4,275,376
 Prepaid expenses and other assets ..................................         155,037          109,649
 Deferred income taxes ..............................................         121,543          126,572
                                                                         ------------      -----------
   Total current assets .............................................      34,595,076       39,485,839
                                                                         ------------      -----------
PROPERTY AND EQUIPMENT -- at cost:
 Machinery and equipment ............................................       1,873,146        1,014,309
 Furniture and fixtures .............................................         899,616          605,913
 Leasehold improvements .............................................          28,889
                                                                         ------------
   Total ............................................................       2,801,651        1,620,222
 Less accumulated depreciation and amortization .....................      (1,276,459)        (792,442)
                                                                         ------------      -----------
   Property and equipment -- net ....................................       1,525,192          827,780
                                                                         ------------      -----------
INTANGIBLE ASSETS -- net ............................................      12,821,191          747,979
NOTES RECEIVABLE ....................................................         178,688
DEFERRED INCOME TAXES ...............................................                          130,735
                                                                                           -----------
TOTAL ASSETS ........................................................    $ 49,120,147      $41,192,333
                                                                         ============      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short term notes payable to banks ..................................    $    296,230
 Accounts payable and accrued liabilities ...........................       2,852,452      $ 1,196,967
 Income taxes payable ...............................................                          413,167
 Current portion unearned service revenues ..........................         329,731          476,802
 Current portion of long-term debt ..................................           4,156
 Customer deposits ..................................................         114,738          121,358
                                                                         ------------      -----------
   Total current liabilities ........................................       3,597,307        2,208,294

DEFERRED INCOME TAXES ...............................................          78,220
UNEARNED SERVICE REVENUES -- less current portion ...................          31,905           44,628
LONG-TERM DEBT -- less current portion ..............................          37,324
                                                                         ------------      -----------
   Total liabilities ................................................       3,744,756        2,252,922
                                                                         ------------      -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
 Class A preferred stock -- par value $.001, 10,000,000 shares authorized, no shares issued and outstanding .....................
 Common stock -- par value $.001, 20,000,000 shares authorized,
   11,048,137 and 9,919,000 issued; 11,008,137 and 9,919,000
   outstanding ......................................................          11,048            9,919
 Additional paid-in capital .........................................      47,520,732       36,502,004
 Unearned compensation ..............................................        (292,316)        (464,480)
 Retained earnings (accumulated deficit) ............................      (1,912,829)       3,018,265
 Accumulated other comprehensive income .............................         199,381         (126,297)
 Common stock in treasury, at cost -- 40,000 shares in 1998 .........        (150,625)
                                                                         ------------      -----------
   Total shareholders' equity .......................................      45,375,391       38,939,411
                                                                         ------------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................    $ 49,120,147      $41,192,333
                                                                         ============      ===========

                 See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                    1998              1997             1996
                                              ----------------   --------------   --------------
SALES .....................................     $ 27,514,699     $23,516,385      $14,656,337
COST OF SALES .............................       11,291,313      9,610,838        6,486,268
                                                ------------     -----------      -----------
   Gross profit ...........................       16,223,386     13,905,547        8,170,069
                                                ------------     -----------      -----------
OPERATING EXPENSES:
 Selling ..................................        9,960,914      5,676,113        3,731,762
 General and administrative ...............        3,161,599      1,519,657          744,206
 Depreciation and amortization ............        2,816,135        293,996          230,799
 Research and development .................        2,587,181      1,075,505          730,124
 Employee stock options ...................          172,164        408,000           23,100
 Purchased in-process research
   and development costs ..................        3,210,000
                                                ------------     -----------      -----------
   Total operating expenses ...............       21,907,993      8,973,271        5,459,991
                                                ------------     -----------      -----------
(LOSS) INCOME FROM OPERATIONS .............       (5,684,607)     4,932,276        2,710,078

OTHER INCOME (EXPENSE):
 Interest income ..........................        1,077,713        442,444
 Other income .............................          139,355         57,308           25,145
 Interest expense .........................          (13,023)      (110,768)        (212,669)
                                                ------------     -----------      -----------
(LOSS) INCOME BEFORE INCOME TAXES .........       (4,480,562)     5,321,260        2,522,554
INCOME TAX EXPENSE ........................          450,532      2,114,630        1,115,892
                                                ------------     -----------      -----------
NET (LOSS) INCOME .........................     $ (4,931,094)    $3,206,630       $1,406,662
                                                ============     ===========      ===========
NET (LOSS) INCOME PER COMMON
  SHARE -- BASIC ..........................     $      (0.46)    $     0.41       $     0.20
NET (LOSS) INCOME PER COMMON
  SHARE -- DILUTED ........................     $      (0.46)    $     0.39       $     0.19

                 See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK        ADDITIONAL
                                      ----------------------     PAID-IN       UNEARNED
                                          SHARE     AMOUNTS      CAPITAL     COMPENSATION
                                      ------------ --------- -------------- --------------
BALANCE, JANUARY 1, 1996 ............  7,000,000   $ 7,000    $ 3,971,764     $  (39,800)
 Net income .........................
 Comprehensive income ...............
 Employee stock options,
  forfeitures and amortization of
  unearned compensation .............                             (10,200)        33,300
                                       ---------    -------    -----------     ----------
BALANCE, DECEMBER 31, 1996...........  7,000,000     7,000      3,961,564         (6,500)
 Net income .........................
 Currency translation adjustment,
  net of tax ........................
 Comprehensive income ...............
 Granting of employee and
  director stock options ............                             866,793       (501,834)
 Amortization of unearned
  compensation ......................                                             43,854
 Issuance of common stock ...........  2,919,000     2,919     31,673,647
                                       ---------   -------    -----------      ----------
BALANCE, DECEMBER 31, 1997...........  9,919,000     9,919     36,502,004       (464,480)
 Net loss ...........................
 Currency translation adjustment,
  net of tax ........................
 Comprehensive loss .................
 Issuance of common stock ...........  1,129,137     1,129     10,323,564
 Income tax benefit resulting from
  the exercise of stock options .....                             695,164
 Amortization of unearned
  compensation ......................                                            172,164
 Acquisition of treasury stock ......
BALANCE, DECEMBER 31, 1998........... 11,048,137   $11,048    $47,520,732     $ (292,316)
                                      ==========   =======    ===========     ==========

                                          RETAINED       ACCUMULATED
                                          EARNINGS          OTHER
                                        (ACCUMULATED    COMPREHENSIVE     TREASURY
                                          DEFICIT)          INCOME          STOCK         TOTAL
                                      ---------------- --------------- -------------- -------------
BALANCE, JANUARY 1, 1996 ............ $(1,595,027)                                    $ 2,343,937
 Net income .........................   1,406,662                                       1,406,662
                                                                                      -----------
 Comprehensive income ...............                                                   1,406,662
 Employee stock options,
  forfeitures and amortization of
  unearned compensation .............                                                      23,100
                                       ----------                                     -----------
BALANCE, DECEMBER 31, 1996...........    (188,365)                                      3,773,699
 Net income .........................   3,206,630                                       3,206,630
 Currency translation adjustment,
  net of tax ........................                    $ (126,297)                     (126,297)
                                                                                      -----------
 Comprehensive income ...............                                                   3,080,333
 Granting of employee and
  director stock options ............                                                     364,959
 Amortization of unearned
  compensation ......................                                                      43,854
 Issuance of common stock ...........                                                  31,676,566
                                      -----------        ----------                  -----------
BALANCE, DECEMBER 31, 1997...........   3,018,265          (126,297)                   38,939,411
 Net loss ...........................  (4,931,094)                                     (4,931,094)
 Currency translation adjustment,
  net of tax ........................                       325,678                       325,678
                                                                                      -----------
 Comprehensive loss .................                                                  (4,605,416)
 Issuance of common stock ...........                                                  10,324,693
 Income tax benefit resulting from
  the exercise of stock options .....                                                     695,164
 Amortization of unearned
  compensation ......................                                                     172,164
 Acquisition of treasury stock ......                                    $ (150,625)     (150,625)
                                      -----------        ----------      ----------   -----------
BALANCE, DECEMBER 31, 1998........... $(1,912,829)       $  199,381      $ (150,625)  $45,375,391
                                      ===========        ==========      ==========   ===========

                 See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                    1998             1997            1996
                                                              ---------------- --------------- ---------------
OPERATING ACTIVITIES:
 Net (loss) income ..........................................  $  (4,931,094)   $  3,206,630    $  1,406,662
 Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
  Depreciation and amortization .............................      3,030,272         701,996         253,899
  Purchased in process research and development costs .......      3,210,000
  Provision for bad debts ...................................                                         28,432
  Deferred income taxes .....................................        361,737        (125,107)        232,800
  Loss on the sale of fixed assets ..........................                         10,850
 Changes in operating assets and liabilities:
  Decrease (increase) in:
   Accounts receivable ......................................     (1,759,788)     (3,166,492)       (843,349)
   Income taxes refundable ..................................       (716,048)
   Inventories ..............................................     (2,137,905)       (976,632)     (1,230,457)
   Notes receivable .........................................        124,683
   Prepaid expenses and other assets .................. .....         66,972         (68,778)         55,435
  Increase (decrease) in:
   Accounts payable and accrued liabilities .................        263,912        (513,847)        990,993
   Income taxes payable .....................................       (413,167)        284,951         105,216
   Unearned service revenues ................................       (159,794)         50,151         471,278
   Customer deposits ........................................         (6,620)       (109,035)         53,460
                                                               -------------    ------------    ------------
    Net cash (used in) provided by operating activities .....     (3,066,840)       (705,313)      1,524,369
                                                               -------------    ------------    ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment ........................     (1,001,655)       (480,127)       (416,162)
 Acquisition of business net of cash acquired ...............     (5,668,382)
 Short-term investments .....................................    (17,011,831)
 Payment of patent costs ....................................       (105,651)       (203,549)       (134,046)
 Payments for product design costs ..........................       (635,943)       (108,286)
 Payments for other intangibles .............................       (754,559)
                                                               -------------    ------------    ------------
    Net cash used in investing activities ...................    (25,178,021)       (791,962)       (550,208)
                                                               -------------    ------------    ------------
FINANCING ACTIVITIES:
 Repayment of related party loans ...........................                                     (2,200,000)
 Proceeds from debt .........................................                                      1,625,816
 Payments on debt ...........................................       (186,447)     (1,501,267)       (140,556)
 Proceeds from issuance of common stock, net ................        624,842      31,676,566
 Acquisition of treasury stock ..............................       (150,625)
                                                               -------------    ------------    ------------
    Net cash provided by (used in) financing activities .....        287,770      30,175,299        (714,740)
                                                               -------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................        325,678        (126,297)
                                                               -------------    ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............    (27,631,413)     28,551,727         259,421

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................     28,815,069         263,342           3,921
                                                               -------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ......................  $   1,183,656    $ 28,815,069    $    263,342
                                                               =============    ============    ============

                         See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS -- FARO Technologies, Inc. and subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design
(CAD)-based quality assurance products and CAD-based inspection and statistical process control software. The Company has three wholly-owned subsidiaries, FARO Worldwide, Inc, CATS GmbH, a German company, and Antares LDA, a Portugese company.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of FARO and all wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive income.

     REVENUE RECOGNITION, PRODUCT WARRANTY AND EXTENDED MAINTENANCE CONTRACTS -- Revenue related to the Company's 3-D measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized proportionately as maintenance costs are projected to be incurred. Prior to November 1, 1997, such revenues were recognized ratable over the contract term. The change in estimate with respect to the recognition of such revenues more accurately matches revenues with costs incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred.

     CASH AND CASH EQUIVALENTS -- The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

     SHORT-TERM INVESTMENTS -- Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     INVENTORIES -- Inventories are stated at the lower of average cost or net realizable value. In order to achieve a better matching of production costs with the revenues generated in production, certain fixed overhead costs and certain general and administrative costs that are related to production are capitalized into inventory when they are incurred and are charged to cost of sales as product costs at the time of sale. Such amounts are not material to the consolidated financial statements.

     Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company's products to customers. These products remain in sales demonstration inventory for up to six months and are subsequently sold at prices that produce slightly reduced gross margins.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the various classes of assets as follows:

          Machinery and equipment .................   2 to 10 years
          Furniture and fixtures ..................   5 to 10 years

     Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease.

     INTANGIBLES -- Goodwill represents the excess of purchase price over the fair value of businesses acquired and is amortized on a straight-line basis over 5 years.

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

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Other intangibles are amortized over periods ranging from 2 to 5 years.

     RESEARCH AND DEVELOPMENT -- Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.

     INCOME TAXES -- The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of their short-term maturities.

     EARNINGS PER SHARE -- Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 11.

     CONCENTRATION OF CREDIT RISK -- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

     In June 1996, the Company entered into an Original Equipment Manufacturer agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company which manufactures and markets metrology tools. Under the agreement, Mitutoyo sells the Company's products under the name SPINARM. The agreement, which grants Mitutoyo a nonexclusive right to sales in Japan, expires in June 1999 and is renewable for successive one year terms.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     No customer represented 10% or more of the Company's total sales for the years ended December 31, 1998 and 1997. One customer accounted for approximately 10% of total sales for the year ended December 31, 1996.

     STOCK-BASED COMPENSATION -- In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

     LONG-LIVED ASSETS -- Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ADOPTED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company adopted this accounting standard on January 1, 1998, as required. Prior year financial statements have been restated for comparative purposes.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segments profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements.

     In October 1997 the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted SOP 97-2 on January 1, 1998, as required. Adoption of this SOP 97-2 did not have a material effect on the financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employer disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. Adoption of SFAS 132 did not have a material impact on the financial statements.

     NEW ACCOUNTING STANDARDS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not completed its evaluation of the impact of this standard on the financial statements.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to current year presentation.

2. ACQUISITION OF CATS

     On May 15, 1998, the Company acquired CATS for total consideration of $16,069,000 consisting of $5 million in cash, 916,668 shares of common stock and the assumption of certain outstanding liabilities of CATS. In addition, 333,332 shares of common stock will be issued provided CATS meets certain sales performance goals. The purchase price includes direct costs of the acquisition in the amount of $674,000.

     The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

   Tangible assets ........................   $ 1,522,000
   Intangible assets:
    Developed and core technology .........     8,940,000
    Workforce in place ....................       550,000
    Customer relations ....................       590,000
    Goodwill ..............................     2,871,000
    In process technology .................     3,210,000
   Liabilities ............................    (1,614,000)
                                              -----------
                                              $16,069,000
                                              ===========

     The valuation of CATS was based on management's estimates of after tax net cash flows and gives explicit consideration to the Security and Exchange Commission's ("SEC") recent views on in-process research and development in purchase transactions. In making the allocation of purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in process technology were consistent with the relative

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

2. ACQUISITION OF CATS--(CONTINUED)

contributions of each of the final products and (2) the stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

     The amount allocated to in process research and development of $3.2 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful future development was uncertain.

     The operating results of CATS have been included in the consolidated statements since the date of acquisition. The following unaudited pro forma results of operations are presented for informational purposes assuming that the Company had acquired CATS as of January 1, 1997. The $3.2 million charge off for in process research and development has been excluded from the pro forma results as it represents a material non-recurring charge.

                                      YEAR ENDED DECEMBER 31,
                                 ---------------------------------
                                      1998              1997
                                 --------------   ----------------
   Revenues ..................   $28,357,000        $ 26,860,000
   Net (loss) income .........   (1,215,000)           1,369,000
   (Loss) income per share:
    Basic ....................   $    (0.11)        $       0.16
    Diluted ..................   $    (0.11)        $       0.15

     The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Selected cash payments and noncash activities were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                      1998            1997           1996
                                                ---------------   ------------   -----------
   Cash paid for interest ...................   $   13,023        $ 110,768      $256,654
   Cash paid for income taxes ...............      569,481        1,951,286       777,876
   Noncash investing and financing estimates:
    Business acquired:
    Fair value of assets acquired ...........   17,667,397
    Liabilities assumed .....................   (1,614,000)
    Common stock issued .....................   10,395,015

4. INVENTORIES

   Inventories consist of the following:

                                                        DECEMBER 31,
                                                -----------------------------
                                                     1998            1997
                                                -------------   -------------
   Raw materials, net of reserve for
     obsolescence of $46,930 in 1998.........   $2,778,081      $2,432,194
   Finished goods ...........................    1,486,572         804,827
   Sales demonstration ......................    2,178,965       1,038,355
                                                ----------      ----------
                                                $6,443,618      $4,275,376
                                                ==========      ==========

5. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                    DECEMBER 31,
                                           -------------------------------
                                                 1998             1997
                                           ---------------   -------------
   Goodwill ............................   $ 3,033,767
   Existing product technology .........     9,446,839
   Work force in place .................       581,181
   Customer relationships ..............       623,449
   Product design costs ................       744,229       $108,286
   Patents .............................       956,439        850,788
   Other ...............................       130,639        110,166
                                           -----------       ---------
                                            15,516,543       1,069,240
                                           -----------       ---------
   Accumulated amortization ............    (2,695,352)      (321,261)
                                           -----------       ---------
   Intangible assets -- net ............   $12,821,191       $747,979
                                           ===========       =========

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

6. LINES OF CREDIT AND DEBT

   Long-term debt consists of the following at December 31, 1998:

   5.8% secured note ......................    $ 10,092
   Unsecured note to shareholders .........      31,388
                                               --------
                                                 41,480
   Less current portion ...................      (4,156)
                                               --------
                                               $ 37,324
                                               ========

     The secured note is collateralized by a telephone system with a carrying value of approximately $13,700. The unsecured note to shareholders is non-interest bearing and is due after December 31, 1999.

     In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit was extended in 1998 and expires on March 31, 1999. No borrowings were outstanding under this line of credit as of December 31, 1998 and 1997.

     The Company has available with two financial institutions short-term, revolving lines of credit aggregating $445,000. Under these lines, a subsidiary may borrow funds for operations. These lines of credit are personally guaranteed by certain shareholders. The total amount outstanding on these lines at December 31, 1998 was approximately $296,000. The average interest rates on such borrowings at December 31, 1998 was 9%.

7. RELATED PARTY TRANSACTIONS

     LEASES -- The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), a 24% shareholder. The lease, which was amended in 1997 to provide for additional premises and an increase in base rent of approximately $150,000, expires on February 28, 2001. The Company has two five-year renewal options. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $300,000 for 1998 and $150,000 for both 1997 and 1996.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

8. INCOME TAXES

   (Loss) income before taxes consisted of the following:

                                                        1998             1997            1996
                                                  ---------------   -------------   -------------
   Domestic ...................................    $    712,795      $5,584,295      $2,567,455
   Foreign ....................................      (5,193,357)       (263,035)        (44,901)
                                                   ------------      ----------      ----------
   Loss (income) before income taxes ..........    $ (4,480,562)     $5,321,260      $2,522,554
                                                   ============      ==========      ==========

     The components of the expense (benefit) for income taxes are as follows:

                           1998           1997            1996
                        ----------   -------------   -------------
   Current:
    Federal .........   $ 75,174      $1,945,035     $  721,700
    State ...........     13,621         294,702        161,392
                        --------      ----------     ----------
                          88,795       2,239,737        883,092
                        --------      ----------     ----------
   Deferred:
    Federal .........    107,597        (108,646)       221,100
    State ...........     10,666         (16,461)        11,700
    Foreign .........    243,474
                        --------
                         361,737        (125,107)       232,800
                        --------      ----------     ----------
                        $450,532      $2,114,630     $1,115,892
                        ========      ==========     ==========

     Income taxes for the years ended December 31, 1998, 1997 and 1996 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

                                                                 1998              1997            1996
                                                           ----------------   -------------   -------------
   Tax expense (benefit) at statutory rate .............     $ (1,523,391)     $1,809,228     $  857,700
   State income taxes, net of federal benefit ..........           46,719         181,713        114,200
   Nontaxable interest income ..........................         (121,442)
   Foreign tax rate difference .........................         (943,551)
   Research and development credit .....................         (103,309)        (64,893)
   Nondeductible items .................................           22,831         159,198         61,000
   Change in deferred tax asset
     valuation allowance ...............................        3,033,000
   Other ...............................................           39,675          29,384         82,992
                                                             ------------      ----------     ----------
   Total income tax expense ............................     $    450,532      $2,114,630     $1,115,892
                                                             ============      ==========     ==========

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

8. INCOME TAXES--(CONTINUED)

   The components of the Company's net deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                              1998            1997
                                                        ---------------   -----------
   Deferred tax assets:
    Employee stock options ..........................    $     87,347     $200,599
    Unearned service revenue ........................         150,312      178,271
    Intangible assets ...............................       2,089,000
    Tax credits and carryforwards ...................       1,178,970
    Other ...........................................          72,187       14,770
                                                         ------------     --------
   Total deferred tax assets ........................       3,577,816      393,640
   Valuation allowance ..............................      (3,033,000)
                                                         -----------      --------
   Net deferred tax assets ..........................         544,816      393,640
                                                         ------------     --------
   Deferred tax liabilities:
    Patent amortization .............................          72,963       72,963
    Depreciation ....................................          22,979       22,979
    Foreign currency translation adjustment .........         132,920
    Product design costs ............................         272,631       40,391
                                                         ------------     --------
   Total deferred tax liabilities ...................         501,493      136,333
                                                         ------------     --------
   Net deferred tax asset ...........................    $     43,323     $257,307
                                                         ============     ========

     At December 31, 1998, the Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards, which do not expire, and intangible assets of $944,000 and $2,089,000, respectively. For financial reporting purposes, a valuation allowance of $3,033,000 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

     LEASES -- The following is a schedule of future minimum lease payments required under noncancelable operating leases, including leases with related parties (see Note 7), in effect at December 31, 1998:

YEAR ENDING DECEMBER 31                                 AMOUNT
-------------------------------------------------   -------------
   1999 .........................................   $1,027,000
   2000 .........................................      816,000
   2001 .........................................      333,000
   2002 .........................................      189,000
   2003 .........................................      189,000
                                                    ----------
   Total future minimum lease payments ..........   $2,554,000
                                                    ==========

     Rent expense for 1998, 1997 and 1996 was approximately $641,000, $236,000, and $173,000, respectively.

     LITIGATION -- In the normal course of business, the Company is subject to various proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. While these uncertainties could affect future operations, the Company believes that after final disposition, any monetary liability or financial impact would not be expected to have a materially adverse effect on the Company's consolidated financial statements.

10. STOCK OPTION PLANS

     The Company has three stock option plans that provide for the granting of stock options to key employees and nonemployee members of the Board of Directors. The 1993 Stock Option Plan ("1993 Plan") and the 1997 Employee Stock Option Plan ("1997 Plan") provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The Nonemployee Director Plan provides for granting nonqualified stock options and formula options to nonemployee directors.

     The Company is authorized to grant options for up to 1,000,000 shares of common stock under the 1993 Plan, of which 295,997 and 133,218 options have been granted at exercise prices of $.36 and $3.60, respectively. These options vest over primarily 3 and 4 year periods.

     The Company is authorized to grant options for up to 750,000 shares of common stock under the 1997 Plan, of which 328,000 options have been granted at exercise prices of $12 and $13.20 (for those meant to qualify for treatment as incentive stock options). These options vest over a three year period.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS--(CONTINUED)

     The Company is authorized to grant up to 250,000 shares of common stock under the Nonemployee Director Plan. Each nonemployee director is granted 3,000 options upon election or reelection to the Board of Directors (formula options). Formula options granted directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three year period. Additionally in 1997, certain nonemployee directors were granted options to purchase 160,000 of common stock in consideration for their prior service on the Board of Directors. These options vested upon grant at an exercise price of $12.

     Additionally, the Company's 1997 Nonemployee Directors' Fee Plan permits nonemployee directors to elect to receive directors' fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors' fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter.

     Compensation cost charged to operations associated with the Company's stock option plans was $172,164, $408,000 and $23,100 in 1998, 1997 and 1996,
respectively. Compensation cost was based on the difference between the value of the stock, at date of grant, and its exercise price multiplied by the number of shares vested in each year.

     A summary of stock option activity and weighted average exercise prices follows:

                                                                YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                                  1998                     1997                    1996
                                        ------------------------ ------------------------ -----------------------
                                                      WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                      EXERCISED                EXERCISED                EXERCISED
                                           OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                        ------------ ----------- ------------ ----------- ------------ ----------
   Outstanding at beginning
     of year ..........................   955,723      $  8.00      190,512     $  0.36      210,902    $  0.36
    Granted ...........................   535,381         8.64      797,001        9.90
    Forfeited .........................   (84,470)        8.22      (31,790)       9.67      (20,390)      0.36
    Exercised .........................  (212,469)        1.17
                                         ---------
   Outstanding at end of year ......... 1,194,165         9.73      955,723        8.00      190,512       0.36
                                        ==========                  =======                  =======

   Options exercisable at
     year-end .........................   417,780        10.78      498,680        6.67
   Weighted-average fair value
     of options granted during
     the year ......................... $    5.26                 $    4.82

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS--(CONTINUED)

     A summary of stock options outstanding and exercisable as of December 31, 1998 follows:

                                     WEIGHTED-AVERAGE
    EXCISE         OPTIONS               REMAINING              OPTIONS
    PRICE        OUTSTANDING     CONTRACTUAL LIFE (YEARS)     EXERCISABLE
-------------   -------------   --------------------------   ------------
$   0.36             31,385               3.50                   31,385
     3.57            94,686               8.72                   31,562
     3.31           185,000               9.95
    10.34           130,594               9.55
    12.00           652,500               8.96                  254,833
    13.20           100,000               3.71                  100,000
                    -------                                     -------
                  1,194,165                                     417,780
                  =========                                     =======

     Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:

  1999 ................   300,593
  2000 ................   300,593
  2001 ................   175,199
                          -------
                          776,385
                          =======

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                               1998               1997              1996
                                                         ----------------   ---------------   ---------------
   Net income ........................   As reported       $ (4,931,094)      $ 3,206,630       $ 1,406,662
                                         Pro forma           (5,720,379)        2,345,551         1,382,140
   Income per share -- Basic .........   As reported       $      (0.46)      $      0.41       $      0.20
                                         Pro forma                (0.54)             0.30              0.19
   Income per share --
     Assuming dilution ...............   As reported       $      (0.46)      $      0.39       $      0.19
                                         Pro forma                (0.54)             0.29              0.19

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS--(CONTINUED)

     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. There were no options granted in 1996. The following assumptions were applied in determining the pro forma compensation cost:

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                      1998              1997
                                               -----------------   -------------
   Risk-free interest rate .................   4.86 to 5.83%           5.63%
   Expected dividend yield .................         0%                  0%
   Expected option life ....................     3-10 years          3-10 years
   Expected stock price volatility .........        91.32%             46.33%

     The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net income and income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

11. EARNINGS PER SHARE

     A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

                                                 YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------
                                    1998                    1997                    1996
                          ------------------------ ----------------------- ----------------------
                                        PER-SHARE               PER-SHARE               PER-SHARE
                             SHARES       AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT
                          ------------ ----------- ----------- ----------- ----------- ----------
   Basic EPS ............ 10,632,708     $ (0.46)   7,831,715    $ 0.41     7,000,000    $ 0.20
   Effect of dilutive
     securities:
    Stock options .......                             355,495                 349,041
    Warrants ............                               1,838
                                                    ---------               ---------
   Diluted EPS .......... 10,632,708     $ (0.46)   8,189,048    $ 0.39     7,349,041    $ 0.19
                          ==========                =========               =========

12. BENEFIT PLAN

     During 1996, the Company established a defined contribution retirement plan (401(k)) for its employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 4% of compensation. The Company made no contributions to the Plan during the three years ending December 31, 1998.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

13. SEGMENT GEOGRAPHIC DATA

     The Company develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents more than 99% of consolidated sales. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area. The Company has aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the methods used to distribute the Company's products. The following table presents information about the Company by geographic area:

                                     1998                         1997                         1996
                         ----------------------------- --------------------------- ----------------------------
                                          LONG-LIVED                   LONG-LIVED                   LONG-LIVED
SALES                         SALES         ASSETS          SALES        ASSETS         SALES         ASSETS
------------------------ -------------- -------------- -------------- ------------ -------------- -------------
SALES:
United States ..........  $14,740,829    $ 2,707,921    $15,439,776    $1,522,627   $10,829,543    $1,087,830
Germany ................    4,920,197     11,592,359      1,235,066
United Kingdom .........    1,916,115                     1,263,294                     791,727
France .................    1,647,798
Canada .................                                  1,252,423
Korea ..................                                                                890,509
Other foreign ..........    4,289,760         46,103      4,325,826        53,132     2,144,558
                          -----------    -----------    -----------    ----------   -----------    ----------
   Total ...............  $27,514,699    $14,346,383    $23,516,385    $1,575,759   $14,656,337    $1,087,830
                          ===========    ===========    ===========    ==========   ===========    ==========

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                            MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
QUARTER ENDED                  1998              1998              1998              1998
==============================================================================================
Sales ................     $ 6,682,201      $  7,721,808      $  4,972,182      $  8,138,508
Gross profit .........       4,000,439         4,941,965         2,512,039         4,768,943
Net income ...........       1,023,391        (1,709,731)       (2,740,809)       (1,480,263)
Net income per share:
 Basic ...............            0.10             (0.16)            (0.25)            (0.13)
 Diluted .............            0.10             (0.16)            (0.25)            (0.13)

                            MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
QUARTER ENDED                  1997              1997              1997              1997
==============================================================================================
Sales ................     $ 4,889,471       $ 5,429,064       $ 5,909,306       $ 7,288,544
Gross profit .........       2,940,922         3,189,333         3,530,192         4,245,100
Net income ...........         719,731           535,877           829,115         1,121,907
Net income per share:
 Basic ...............            0.09              0.07              0.11              0.11
 Diluted .............            0.09              0.07              0.11              0.11

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information to be set forth under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference.

     The information concerning the company's executive officers required by this Item is incorporated by reference herein from the section of this Report in Part I, Item 1, entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption "Compensation Committee Report on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Security ownership of certain beneficial owners and management to be set forth under the caption "Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information to be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

     (1) FINANCIAL STATEMENTS. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Deloitte & Touche LLP, Independent Certified Public Accountants filed as part of this Form 10-K

     (2) FINANCIAL STATEMENT SCHEDULES. Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) EXHIBITS.

 EXHIBIT
   NO.                                             DESCRIPTION
--------   -------------------------------------------------------------------------------------------
 3.1       Articles of Incorporation, as amended (FILED AS EXHIBIT 3.1 TO REGISTRANT'S REGISTRATION
           STATEMENT ON FORM S-1, NO. 333-32983, AND INCORPORATED HEREIN BY REFERENCE)

 3.2       Bylaws, as amended (FILED AS EXHIBIT 3.2 TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-
           1, NO. 333-32983, AND INCORPORATED HEREIN BY REFERENCE)

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
           REFERENCE)

 EXHIBIT
   NO.                                             DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
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

10.11      Nonexclusive Unique Application Reseller Agreement, dated as of March 1, 1998, between the Registrant and Autodesk, Inc. (FILED AS EXHIBIT 10.11 TO REGISTRANT'S FORM 10-K FOR
           CALENDAR YEAR 1997, 0-23081, AND INCORPORATED HEREIN BY REFERENCE)

10.12      First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant and Xenon Research, Inc., successor by merger to FARO Medical Technologies (US), Inc.
           (FILED AS EXHIBIT 10.12 TO REGISTRANT'S FORM 10-K FOR CALENDAR YEAR 1997, NO. 0-23081 AND
           INCORPORATED HEREIN BY REFERENCE)

10.13      Faro OEM Purchase Agreement, dated March 12, 1999 between the Company and Brown &
           Sharpe Manufacturing Company. (FILED HEREWITH)

11.1       Statement re Computation of Per Share Earnings (INCORPORATED BY REFERENCE FROM PAGE 1 TO
           THE REGISTRANT'S 1998 ANNUAL REPORT TO STOCKHOLDERS FILED AS EXHIBIT 13.1)

13.1       Annual Report to Stockholders for the year ended December 31, 1998 (TO BE DEEMED
           PREVIOUSLY FILED HEREWITH ONLY TO THE EXTENT REQUIRED BY THE INSTRUCTIONS TO EXHIBITS FOR REPORTS
           ON FORM 10-K)

21.1       List of Subsidiaries (FILED HEREWITH)

23.1       Consent of Deloitte & Touche LLP (FILED HEREWITH)

24.1       Power of Attorney (INCLUDED ON PAGE 51 OF THIS REPORT)

27.1       Financial Data Schedule for the year ended December 31, 1998 (FILED HEREWITH FOR SEC
           FILING PURPOSES ONLY)

99.1       Properties


     (b) REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FARO TECHNOLOGIES, INC.

                                 By:            /s/ GREG A. FRASER
                                    -----------------------------------------
                                            Gregory A. Fraser, Ph.D.
                                       Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer

Dated: April 2, 1999

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

       NAME AND SIGNATURE                           TITLE                         DATE
--------------------------------   --------------------------------------   ---------------
/s/        SIMON RAAB              Chairman of the Board, President,        April 2, 1999
    ---------------------------    Chief Executive Officer
           Simon Raab              (Principal Executive Officer),
                                   and Director

/s/      GREGORY A. FRASER         Executive Vice President, Secretary,     April 2, 1999
    --------------------------     Treasurer, Chief Financial Officer
         Gregory A. Fraser         (Principal Financial and Accounting
                                   Officer), and Director

/s/      HUBERT D'AMOURS           Director                                 April 2, 1999
    -------------------------
        Hubert d' Amours

/s/       PHILIP COLLEY            Director                                 April 2, 1999
    -------------------------
          Philip Colley

/s/      ALEXANDRE RAAB            Director                                 April 2, 1999
    -------------------------
         Alexandre Raab

/s/     NORMAN H. SCHIPPER         Director                                 April 2, 1999
    -------------------------
        Norman H. Schipper

/s/       ANDRE JULIEN             Director                                 April 2, 1999
    -------------------------
         Andre Julien

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----

10.13 Faro OEM Purchase Agreement, dated March 12, 1999 between the Company and Brown & Sharpe Manufacturing Company. (FILED HEREWITH)

21.1       List of Subsidiaries (FILED HEREWITH)

23.1       Consent of Deloitte & Touche LLP (FILED HEREWITH)

27.1       Financial Data Schedule for the year ended December 31, 1998

99.1       Properties