Form 10-Q
period 1999-03-31
FARO TECHNOLOGIES INC
filed 1999-05-14
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number: 0-23081

                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                       59-3157093
  -------------------------------                      -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                 32746
---------------------------------------------          -------------------
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, including area code:   407-333-9911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class: Voting Common Stock,          Outstanding at May 13, 1999:   11,346,975
          $.001 Par Value

FARO Technologies Inc.
Index to Form 10-Q


PART I.     FINANCIAL INFORMATION                                   Page Number

    Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1998 and
            March 31, 1999                                                3

            Consolidated Statements of Income for the Three Months
            Ended March 31, 1998 and 1999                                 4

            Consolidated Statement of Shareholders' Equity                5

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1999                                 6

            Notes to Consolidated Financial Statements                    7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                  12

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                           12

    Item 2.  Changes in Securities and Use of Proceeds                   12

    Item 5.  Other Information                                           12

    Item 6.  Exhibits and Reports on Form 8-K                            13

    Signatures                                                           13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     DECEMBER 31,         MARCH 31,
                                                         1998               1999
                                                     ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $  1,183,656       $  1,048,555
  Short term investments                               17,011,831         15,588,580
  Accounts receivable - net of allowance                8,963,343          8,831,775
  Income taxes refundable                                 716,048            692,395
  Inventories                                           6,443,618          7,618,778
  Prepaid expenses and other assets                       155,037            336,810
  Deferred income taxes                                   121,543            121,543
                                                     ------------       ------------

      Total current assets                             34,595,076         34,238,436
                                                     ------------       ------------
PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                               1,873,146          2,090,396
  Furniture and fixtures                                  899,616            902,305
  Leasehold improvements                                   28,889             30,020
                                                     ------------       ------------
      Total                                             2,801,651          3,022,721
Less accumulated depreciation                          (1,276,459)        (1,503,898)
                                                     ------------       ------------

      Property and equipment, net                       1,525,192          1,518,823
                                                     ------------       ------------

INTANGIBLE ASSETS - net                                12,821,191         12,297,269

NOTES RECEIVABLE                                          178,688            132,353

DEFERRED INCOME TAXES                                          --             51,977
                                                     ------------       ------------

TOTAL ASSETS                                         $ 49,120,147       $ 48,238,858
                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term notes payable to banks                  $    296,230
  Accounts payable and accrued liabilities              2,852,452       $  2,909,482
  Current portion of unearned service revenues            329,731            515,296
  Current portion of  long-term debt                        4,156               --
  Customer deposits                                       114,738            116,538
                                                     ------------       ------------

      Total current liabilities                         3,597,307          3,541,316

DEFERRED INCOME TAXES                                      78,220               --

UNEARNED SERVICE REVENUES - less current portion           31,905             36,127

LONG-TERM DEBT - less current portion                      37,324            253,934
                                                     ------------       ------------

TOTAL LIABILITIES                                       3,744,756          3,831,377
                                                     ------------       ------------
SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001,
    10,000,000 shares authorized, no shares
    issued and outstanding
  Common stock - par value $.001, 50,000,000
    shares authorized, 11,048,137 and
    9,919,000 issued and outstanding,
    respectively                                          11,048              11,050
  Additional paid-in-capital                          47,520,732          47,532,616
  Unearned compensation                                 (292,316)           (250,088)
  Retained earnings (deficit)                         (1,912,829)         (3,053,620)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of           199,381             318,148
  Treasury stock                                        (150,625)           (150,625)
                                                     ------------       ------------

      Total shareholders' equity                       45,375,391         44,407,481
                                                     ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 49,120,147       $ 48,238,858
                                                     ============       ============

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                        -----------------------------
                                            1998              1999
                                        -----------------------------
Sales                                   $ 6,682,201       $ 6,904,496
Cost of sales                             2,681,762         2,738,729
                                        -----------       -----------

Gross profit                              4,000,439         4,165,767

Operating expenses:
   Selling                                1,583,536         2,865,818
   General and administrative               598,582           985,630
   Depreciation and amortization .          110,362           864,469
   Research and development                 386,444           774,266
   Employee stock options                    43,041            42,246
                                        -----------       -----------

   Total operating expenses               2,721,965         5,532,429
                                        -----------       -----------

Income (loss) from operations             1,278,474        (1,366,662)
Interest income                             319,927            94,469
Other (expense) income                       (2,654)           79,927
Interest expense                               --                --
                                        -----------       -----------

Income (loss) before income  taxes        1,595,747        (1,192,266)
Income tax (expense) benefit               (572,356)           51,475
                                        -----------       -----------

Net income (loss)                         1,023,391        (1,140,791)
                                        ===========       ===========

NET INCOME (LOSS) PER COMMON
  SHARE- BASIC                          $      0.10       $     (0.10)
                                        ===========       ===========
NET INCOME (LOSS) PER COMMON
  SHARE-ASSUMING DILUTION               $      0.10       $     (0.10)
                                        ===========       ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                      ACCUMULATED
                                                    COMMON STOCK           ADDITONAL                     RETAINED        OTHER
                                               ----------------------       PAID-IN       UNEARNED       EARNINGS    COMPREHENSIVE
                                                 SHARES      AMOUNTS        CAPITAL     COMPENSATION    (DEFICIT)        INCOME
                                               ---------   ----------    ------------  -------------   -----------   -------------
BALANCE DECEMBER 31, 1996                      7,000,000   $    7,000    $  3,961,564  $      (6,500)   $ (188,365)

  Net income                                                                                             3,206,630

  Currency translation adjustment,
  net of tax                                                                                                         $    (126,297)

  Comprehensive income

  Granting of employee and
  director stock options                                                      866,793       (501,834)

  Amortization of unearned compensation                                                       43,854

  Issuance of common stock                     2,919,000        2,919      31,673,647
                                               ---------   ----------    ------------  -------------   -----------  --------------

BALANCE DECEMBER 31, 1997                      9,919,000        9,919      36,502,004       (464,480)    3,018,265        (126,297)

  Net loss                                                                                              (4,931,094)

  Currency translation adjustment,                                                                                         325,678
     net of tax
  Comprehensive loss

  Issuance of common stock                     1,129,137        1,129      10,323,564

  Income tax benefit resulting from
    the exercise of stock options                                             695,164

  Amortization of unearned compensation
                                                                                             172,164
  Acquisition of treasury stock
                                               ---------   ----------    ------------  -------------   -----------   -------------
BALANCE, DECEMBER 31, 1998                    11,048,137       11,048      47,520,732       (292,316)   (1,912,829)        199,381

  Net loss                                                                                              (1,140,791)

  Currency translation adjustment, net of tax                                                                              118,767

  Comprehensive loss

  Issuance of common stock                         1,991            2          11,884

  Amortization of unearned compensation                                                       42,228
                                              ----------   ----------    ------------  -------------   -----------   -------------
BALANCE, MARCH 31, 1999                       11,050,128   $   11,050    $ 47,532,616  $    (250,088)  $(3,053,620)  $     318,148
                                              ==========   ==========    ============  =============   ===========   =============


                                                Treasury
                                                  Stock       Total
                                                ---------  ------------

BALANCE DECEMBER 31, 1996                                  $ 3,773,699

  Net income                                                 3,206,630

  Currency translation adjustment,
  net of tax                                                  (126,297)
                                                           ------------
  Comprehensive income                                       3,080,333

  Granting of employee and
  director stock options                                       364,959

  Amortization of unearned compensation                         43,854

  Issuance of common stock                                  31,676,566
                                                ---------  -----------

 BALANCE DECEMBER 31, 1997                              0   38,939,411

  Net loss                                                  (4,931,094)

  Currency translation adjustment,                             325,678
     net of tax

  Comprehensive loss                                        (4,605,416)

  Issuance of common stock                                  10,324,693

  Income tax benefit resulting from
    the exercise of stock options                              695,164

  Amortization of unearned compensation
                                                               172,164
  Acquisition of treasury stock                  (150,625)    (150,625)
                                                ---------  -----------

BALANCE, DECEMBER 31, 1998                      (150,625)    45,375,391

  Net loss                                                  (1,140,791)

  Currency translation adjustment, net of tax                  118,767

  Comprehensive loss                                      $ (1,022,024)

  Issuance of common stock                                      11,886

  Amortization of unearned compensation                         42,228
                                                ---------  -----------
BALANCE, MARCH 31, 1999                         $(150,625) $44,407,481
                                                =========  ===========



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                  ----------------------------------
                                                                       1998                1999
                                                                  --------------       -------------
OPERATING ACTIVITIES:
  Net (loss) income                                               $  1,023,391          $ (1,140,791)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:                        110,362               864,469
    Depreciation, amortization  and other
    Deferred income taxes                                                                   (130,197)
    Change in operating assets and liabilities:
    Decrease (increase) in:
     Accounts receivable                                            (1,579,264)              131,568
     Income taxes refundable                                                                  23,653
     Inventories                                                      (330,632)           (1,175,160)
     Notes receivable                                                                         46,335
     Prepaid expenses and other assets                                  70,219              (181,773)
 Increase (decrease) in:
    Accounts payable and accrued liabilities                           705,175                57,030
    Income taxes payable                                               221,359
    Unearned service revenues                                         (134,401)              189,787
  Customer deposits                                                     60,736                 1,800
                                                                  ------------          ------------

        Net cash provided by (used in) operating activities            146,945            (1,313,279)
                                                                  ------------          ------------


INVESTING ACTIVITIES:
  Short-term investments                                                                   1,423,251
  Purchases of property and equipment                                 (410,121)             (169,481)
  Payments of patent costs                                                (297)              (34,390)
  Payments of product design costs                                    (152,358)             (109,459)
  Payments for other intangibles                                                             (20,848)
                                                                  ------------          ------------

        Net cash (used in) provided by investing activities           (562,776)            1,089,073
                                                                  ------------          ------------

FINANCING ACTIVITIES:
   Repayment of related party loans
  Proceeds from debt
  Payments on debt                                                                           (83,776)
  Proceeds from issuance of common stock, net                           61,848                54,114

                                                                  ------------          ------------

        Net cash provided by (used in) financing activities            61,848               (29,662)
                                                                  ------------          ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                             118,767
                                                                  ------------          ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (353,983)             (135,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      28,815,069             1,183,656


CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  28,461,086          $  1,048,555

                                                                  ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                                    $-                    $-
                                                                  ============          ============

  Cash paid for income taxes                                     $     350,997                    $-
                                                                  ============          ============



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

FARO Technologies Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

On May 15, 1998 the Company acquired all the stock of privately held CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") of Karlsruhe, Germany for $5 million in cash, 916,668 shares of common stock of the Company, plus the right to receive up to an additional 333,332 shares of Company common stock if CATS meets certain performance goals. In addition, the Company assumed certain of CATS outstanding liabilities. CATS develops, markets and supports 3-D measurement retrofit and statistical process control software used in both main frame and PC based CAD environments. The acquisition was treated as a purchase for accounting purposes.

The Company has three wholly-owned subsidiaries, FARO Worldwide, Inc., Faro Europe GmbH and Co. KG, a German company, and Antares LDA, a Portuguese company. In connection with a restructuring of legal entities in Europe, effective January 1, 1999 CATS was consolidated under the name of Faro Europe GmbH and Co. KG.

NOTE B - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three months ended MARCH 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

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


NOTE C - ACQUISITION OF CATS

The operating results of CATS have been included in the consolidated statements since May 15, 1998, the date of the acquisition. The following unaudited pro forma results of operations are presented for informational purposes assuming that the Company had acquired CATS as of January 1, 1998. The $3.2 million charge off for in process research and development has been excluded from the pro forma results as it represents a material non-recurring charge.

                                         THREE MONTHS ENDING
                                   MARCH 31, 1998         MARCH 31, 1999
                                   --------------         --------------
Revenues                           $    7,215,000         $    6,904,000
Net income (loss)                         403,000             (1,140,791)
Income (loss) per share:
         Basic                     $          .04         $         (.10)
         Diluted                   $          .04         $         (.10)

The pro forma results of operations have been provided for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTE D - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

THREE MONTHS ENDED MARCH 31,                 1998                    1999
                                       ------------------      -----------------
                                           PER-SHARE               PER-SHARE
                                       SHARES      AMOUNT      SHARES    AMOUNT
--------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares         9,944,855     $ .10    11,009,247   $ (.10)
Effect of Dilutive Securities
     Stock Options                     286,301                  77,821
                                    ----------              ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions         10,231,156    $  .10    11,087,068   $ (.10)
                                    ==========              ==========

NOTE E - Inventory

Inventories consist of the following:

                                         DECEMBER 31,          MARCH 31,
                                             1998                1999
                                         ------------        -------------
Raw materials                            $  2,778,081        $   3,724,990
Finished goods                              1,486,572            1,504,814
Sales demonstration                         2,178,965            2,388,974
                                         ------------         ------------
                                         $  6,443,618         $  7,618,778
                                         ============         ============

NOTE F - INTANGIBLE ASSETS

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

Intangible assets consist of the following:

                                             MARCH 31,
                                  ------------------------------
                                      1998              1999
                                  -----------       ------------
Goodwill                                             $ 3,033,767
Existing product technology                            9,446,839
Work force in place                                      581,181
Customer relationships                                   623,449
Product design costs              $   238,664            885,858
Patents                               855,251            990,829
Other                                 127,980            106,000
                                 ------------       ------------
                                    1,221,895       $ 15,667,923
Accumulated amortization             (334,368)        (3,370,654)
                                 ------------       ------------
Intangible assets - net          $    887,527       $ 12,297,269
                                 ============       ============

NOTE G - SEGMENT GEOGRAPHIC DATA

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

                                     THREE MONTHS ENDED MARCH 31.
                                     ----------------------------
                               1998                             1999
                               ----                             ----
                                     LONG-LIVED                      LONG-LIVED
SALES:                 SALES           ASSETS           SALES          ASSETS
                    -----------      -----------     -----------     -----------
United States       $ 3,799,653      $ 1,975,043     $ 3,619,540     $ 2,838,955
United Kingdom          793,327                          580,653
Germany                 337,479                        1,323,046      10,930,644
Canada                  428,036
Other foreign         1,323,706           53,130       1,381,257          46,493
                    -----------      -----------     -----------     -----------
         Total      $ 6,682,201      $ 2,028,173     $ 6,904,496     $13,816,092
                    ===========      ===========     ===========     ===========

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         SALES. Sales increased $222,000, or 3.3% from $6.7 million for the three months ended March 31, 1998 to $6.9 million for three months ended March 31, 1999. The increase was due to increases in product sales in the USA ($142,000) and outside the USA ($80,000).

         GROSS PROFIT. Gross profit increased $165,000, or 4.1% from $4.0 million for the three months ended March 31, 1998 to $4.2 million for the three months ended March 31, 1999. Gross margin increased to 60.3% for the three months ended March 31, 1999 compared to 59.9% for the three months ended March 31, 1999.

         SELLING EXPENSES. Selling expenses increased $1.3 million, or 81.0%, from $1.6 million for the three months ended March 31, 1998 to $2.9 million for the three months ended March 31, 1999. This increase was a result of the Company's expansion of sales and marketing staff and activities, including those resulting from the Company's acquisition of CATS in May 1998. The number of sales and marketing employees grew 69.8% from 43 at March 31, 1998 to 73 at March 31, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $387,000, or 64.7%, from $599,000 for the three months ended March 31, 1998 to $986,000 for the three months ended March 31, 1999. The increase was due to increases in numerous categories related to the Company's expanded operations, with the largest individual increase being in salaries and benefits to full and part-time employees ($181,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $754,000, or 683.3%, from $110,000 for the first three months of 1998 to $864,000 for the first three months of 1999. This increase was primarily due to $667,000 in amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $388,000, or 100.4%, from $386,000 for the three months ended March 31, 1998 to $774,000 for the three months ended March 31, 1999. This increase was primarily a result of an increase in the number of research and development employees, including those of CATS. The number of research and development employees grew from 15 at March 31, 1998, to 41 at March 31, 1999.

         INTEREST INCOME. Interest income decreased $225,000, or 70.5%, from $320,000 for the first three months of 1998, to $94,000 for the first 3 months of 1998. The decrease was primarily attributable to a decrease in the amount of interest-earning cash, cash equivalents, and short-term investments from $28.5 million at March 31, 1998 to $16.6 million at March 31, 1999.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $624,000 from $572,000 for the three months ended March 31, 1998, to a benefit of $51,475 for the first three months of 1999.

         NET INCOME (LOSS). Net income decreased $2.2 million from $1.0 million for the three months ended March 31, 1998 to a loss of $1.1 million for the three months ended March 31, 1999. This decrease was primarily a result of a $2.6 million increase in operating expenses, including an increase of $754,000 in depreciation and amortization expenses primarily related to the Company's acquisition of CATS (see DEPRECIATION AND AMORTIZATION EXPENSES herein). The increase in operating expenses was offset by a $624,000 decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.7 million.

         For the three months ended March 31, 1999, net cash used by operating activities was $1.3 million compared to net cash provided by operating activities of $147,000 for the same period of 1998. Net cash decreased due to an increase in inventories. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 1999, compared to net cash used by investing activities of $563,000 for the three months ended March 31, 1998. Net cash increased primarily as a result of an increase in short-term investments. Net cash used in financing activities for the three months ended March 31, 1999 was $30,000 compared to net cash provided by financing activities of $62,000 for the three months ended March 31, 1998. Net cash decreased due to payments on debt.

         In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement at March 31, 1999.

         The Company has available with two financial institutions short-term, revolving lines of credit aggregating $445,000. Under these lines, a subsidiary may borrow funds for operations. These lines of credit are personally guaranteed by certain shareholders. There were no outstanding borrowings under these lines of credit at March 31, 1999.

         The Company's principal commitments at March 31, 1999 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1999.

FOREIGN EXCHANGE EXPOSURE

         Sales outside the United States represent a significant portion of the Company's total revenues. Currently, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operation and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but may undertake transactions to manage such risks in the future. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. The Company may use forward foreign exchange contracts with foreign currency options to hedge these risks. .

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference herein from the section of this report in Part I, Item 2, under the caption "Foreign Exchange Exposure."

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

         From the effective date of such registration statement to March 31, 1999 none of the net proceeds from the Company's initial public offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment or the purchase of real estate. The Company used $5 million of such proceeds to acquire CATS and $7.4 million as working capital.

ITEM 5.         OTHER INFORMATION

         The Company held an Annual Meeting of Stockholders on Wednesday, April 28, 1999. The Matters submitted for vote and the related election results are as follows:

1. To elect Philip R. Colley and Gregory A. Fraser as directors of the Company, each for a three-year term. The results of proxies voted for the election of directors are as follows:

                           Philip R. Colley    %     Gregory A. Fraser      %

         For                      8,422,926   74.25     8,422,726          74.25
         Withheld                     6,500    0.06         6,700           0.06

         Total                    8,429,426   74.31     8,429,426          74.31
                                 ==========  ======    ==========         ======

         Eligible                11,343,461  100.00    11,343,461         100.00

No other matters were submitted to vote by the stockholders.

Five additional persons who did not stand for election at the Annual Meeting continue to serve as members of the Board of Directors. These members include Simon Raab, Hubert d'Amours and Andre Julien, whose terms expire in 2000, and Alexander Raab and Norman Schipper, whose terms expire in 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         EXHIBIT NO.                  DESCRIPTION
         -----------                  -----------
           27.7                       Financial Data Schedule (FOR SEC USE ONLY)

b.)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999                        FARO TECHNOLOGIES, INC.
                                          (Registrant)



                                          By: /s/ GREGORY A. FRASER
                                             -----------------------------------
                                             Gregory A. Fraser
                                             Executive Vice President and Chief
                                             Financial Officer Duly Authorized
                                             Officer and Principal Financial
                                             Officer)