Form 10-Q
period 1999-06-30
FARO TECHNOLOGIES INC
filed 1999-08-13
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _______________

                         Commission File Number: 0-23081

                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                     59-3157093
---------------------------------                   ---------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA              32746
---------------------------------------------           -----------
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including area code:                 407-333-9911

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

Class: Voting Common Stock, $.001 Par Value  Outstanding at August 13, 1999:
                                                 11,350,499

FARO Technologies Inc.
Index to Form 10-Q



PART I.           FINANCIAL INFORMATION                                              Page Number
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 1998 and
              June 30, 1999                                                              3

              Condensed Consolidated Statements of Operations for the Three and
              Six Months Ended June 30, 1998 and 1999                                    4

              Condensed Consolidated Statement of Shareholders' Equity                   5

              Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1999                                               6

              Notes to Condensed Consolidated Financial Statements                       7


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         13

     Item 6.  Exhibits and Reports on Form 8-K                                          14

     Signatures                                                                         14


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                         JUNE 30,
                                                                                   DECEMBER 31,            1999
                                                                                       1998            (UNAUDITED)
                                                                                   ------------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  1,183,656       $     27,538
  Short term investments                                                             17,011,831         16,383,344
  Accounts receivable - net of allowance                                              8,963,343          9,059,413
  Income taxes refundable                                                               716,048            900,411
  Inventories                                                                         6,443,618          7,981,741
  Prepaid expenses and other assets                                                     155,037            461,631
  Deferred income taxes                                                                 121,543             26,543
                                                                                   ------------       ------------
      Total current assets                                                           34,595,076         34,840,621
                                                                                   ------------       ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                                             1,873,146          2,311,704
  Furniture and fixtures                                                                899,616            904,390
  Leasehold improvements                                                                 28,889             30,020
                                                                                   ------------       ------------
      Total                                                                           2,801,651          3,246,114
Less accumulated depreciation                                                        (1,276,459)        (1,702,574)
                                                                                   ------------       ------------
      Property and equipment, net                                                     1,525,192          1,543,540
                                                                                   ------------       ------------
INTANGIBLE ASSETS - net                                                              12,821,191         11,894,631

NOTES RECEIVABLE                                                                        178,688            179,431

DEFERRED INCOME TAXES                                                                      --               54,219
                                                                                   ------------       ------------
TOTAL ASSETS                                                                       $ 49,120,147       $ 48,512,442
                                                                                   ============       ============


      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term notes payable to banks                                                $   296,230
  Accounts payable and accrued liabilities                                            2,852,452       $  3,999,893
  Current portion of unearned service revenues                                          329,731            479,869
  Current portion of  long-term debt                                                      4,156              6,869
  Customer deposits                                                                     114,738            116,538
                                                                                   ------------       ------------

      Total current liabilities                                                       3,597,307          4,603,169

DEFERRED INCOME TAXES                                                                    78,220               --

UNEARNED SERVICE REVENUES - less current portion                                         31,905             30,935

LONG-TERM DEBT - less current portion                                                    37,324               --
                                                                                   ------------       ------------
TOTAL LIABILITIES                                                                     3,744,756          4,634,104
                                                                                   ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,048,137 and 9,919,000 issued and
    outstanding, respectively                                                            11,048             11,057
  Additional paid-in-capital                                                         47,520,732         47,553,599
  Unearned compensation                                                                (292,316)          (207,860)
  Retained earnings (deficit)                                                        (1,912,829)        (3,218,175)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of tax                                      199,381           (109,658)
  Treasury stock                                                                       (150,625)          (150,625)
                                                                                   ------------       ------------
      Total shareholders' equity                                                     45,375,391         43,878,338
                                                                                   ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 49,120,147       $ 48,512,442
                                                                                   ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                 1998           1999            1998             1999
                                                            -------------   ------------    -------------   -------------

Sales                                                       $  7,721,808    $  8,611,436    $ 14,404,009    $ 15,515,932
Cost of sales                                                  2,779,843       3,447,453       5,461,605       6,186,182
                                                            ------------    ------------    ------------    ------------
Gross profit                                                   4,941,965       5,163,983       8,942,404       9,329,750

Operating expenses:
      Selling                                                  2,211,523       2,750,972       3,795,059       5,295,086
      General and administrative                                 517,136       1,199,013       1,115,718       2,506,347
      Depreciation and amortization                              569,961         863,627         680,323       1,728,096
      Research and development                                   435,534         913,301         821,978       1,687,567
      Employee stock options                                      43,041          42,228          86,082          84,474
      Purchased in-process research and development costs      3,210,000            --         3,210,000            --
                                                            ------------    ------------    ------------    ------------
      Total operating expenses                                 6,987,195       5,769,141       9,709,160      11,301,570
                                                            ------------    ------------    ------------    ------------
Loss from operations                                          (2,045,230)       (605,158)       (766,756)     (1,971,820)

Interest income                                                  302,852         262,254         622,779         356,723
Other (expense) income                                             5,408          70,474           2,754         150,401
Interest expense                                                  (7,865)           --            (7,865)           --
                                                            ------------    ------------    ------------    ------------

Loss before income taxes                                      (1,744,835)       (272,430)       (149,088)     (1,464,696)
Income tax (expense) benefit                                      35,119         107,875        (537,237)        159,350
                                                            ------------    ------------    ------------    ------------

Net loss                                                    $ (1,709,716)   $   (164,555)   $   (686,325)   $ (1,305,346)
                                                            ============    ============    ============    ============

NET LOSS PER SHARE - BASIC                                  $      (0.16)   $      (0.01)   $      (0.07)   $      (0.12)
                                                            ============    ============    ============    ============

NET LOSS PER SHARE - DILUTED                                $      (0.16)   $      (0.01)   $      (0.07)   $      (0.12)
                                                            ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                         ADDITONAL                        RETAINED
                                                              COMMON STOCK                PAID-IN        UNEARNED         EARNINGS
                                                          SHARES         AMOUNTS          CAPITAL      COMPENSATION       (DEFICIT)
                                                          ------         -------          -------      ------------       ---------

BALANCE DECEMBER 31, 1996                              7,000,000     $      7,000     $  3,961,564    $     (6,500)    $   (188,365)

      Net income                                                                                                          3,206,630

      Currency translation adjustment,
      net of tax

      Comprehensive income

      Granting of employee and
        director stock options                                                            866,793         (501,834)

      Amortization of unearned compensation                                                                 43,854

      Issuance of common stock                         2,919,000            2,919       31,673,647
                                                     -----------     ------------     ------------    ------------     ------------

BALANCE DECEMBER 31, 1997                              9,919,000            9,919       36,502,004        (464,480)       3,018,265

      Net loss                                                                                                           (4,931,094)

      Currency translation adjustment, net of tax



      Comprehensive loss

      Issuance of common stock                         1,129,137            1,129       10,323,564

      Income tax benefit resulting from the
        exercise of stock options                                                          695,164

      Amortization of unearned compensation                                                                172,164

      Acquisition of treasury stock
                                                     -----------     ------------     ------------    ------------     ------------

BALANCE, DECEMBER 31, 1998                            11,048,137           11,048       47,520,732        (292,316)      (1,912,829)

      Net loss                                                                                                           (1,305,346)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                             9,029                9           32,867

      Amortization of unearned compensation                                                 84,456
                                                     -----------     ------------     ------------    ------------     ------------

BALANCE, JUNE 30, 1999                                11,057,166     $     11,057     $ 47,553,599    $   (207,860)    $ (3,218,175)
                                                     ===========     ============     ============    ============     ============





                                                          ACCUMULATED
                                                            OTHER
                                                         COMPREHENSIVE      TREASURY
                                                             INCOME           STOCK            TOTAL
                                                         -------------    -----------     -------------
BALANCE DECEMBER 31, 1996                                                                  $  3,773,699

      Net income                                                                              3,206,630

      Currency translation adjustment,
      net of tax                                           $(126,297)                      $   (126,297)
                                                                                           ------------
      Comprehensive income                                                                    3,080,333

      Granting of employee and
        director stock options                                                                  364,959

      Amortization of unearned compensation                                                      43,854

      Issuance of common stock                                                               31,676,566
                                                          ----------       ----------     -------------
BALANCE DECEMBER 31, 1997                                   (126,297)               0        38,939,411

      Net loss                                                                               (4,931,094)

      Currency translation adjustment, net of tax            325,678                            325,678
                                                                                           ------------

      Comprehensive loss                                                                     (4,605,418)

      Issuance of common stock                                                               10,324,693

      Income tax benefit resulting from the
        exercise of stock options                                                               695,164

      Amortization of unearned compensation                                                     172,164

      Acquisition of treasury stock                                          (150,625)         (150,625)
                                                          ----------       ----------     -------------

BALANCE, DECEMBER 31, 1998                                   199,381         (150,625)       45,375,391

      Net loss                                                                               (1,305,346)

      Currency translation adjustment, net of tax           (309,039)                          (309,039)
                                                                                           ------------
      Comprehensive loss                                                                   $ (1,614,385)

      Issuance of common stock                                                                   32,876

      Amortization of unearned compensation                                                      84,456
                                                        ------------     ------------      ------------
BALANCE, JUNE 30, 1999                                  $   (109,658)    $   (150,625)     $ 43,878,338
                                                        ============     ============      ============

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                               --------------------------------
                                                                    1998             1999
                                                               --------------   ---------------
OPERATING ACTIVITIES:
  Net loss                                                     $   (686,325)    $ (1,305,346)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation, amortization and other                            814,157        1,728,096
    In-process research and development                           3,210,000             --
    Deferred income taxes                                           259,488          (37,439)
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                        (2,614,372)         (96,070)
      Income taxes refundable                                          --           (184,363)
      Inventories                                                  (944,217)      (1,538,123)
      Notes receivable                                                 --               (743)
      Prepaid expenses and other assets                             (55,507)        (306,594)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                      202,206        1,147,443
      Income taxes payable                                         (413,167)            --
      Unearned service revenues                                    (111,960)         149,168
      Customer deposits                                              64,398            1,800
                                                               ------------     ------------
        Net cash used in operating activities                      (275,299)        (442,171)
                                                               ------------     ------------

INVESTING ACTIVITIES:
  Sale of short-term investments                                       --            628,487
  Purchases of property and equipment                              (664,596)        (444,463)
  Payments of patent costs                                          (87,863)         (87,211)
  Payments of product design costs                                 (311,896)        (252,527)
  Payments for other intangibles                                       --            (35,685)
  Acsuisition of business, net of cash acquired                  (5,306,057)            --
                                                               ------------     ------------
        Net cash used in investing activities                    (6,370,412)        (191,399)
                                                               ------------     ------------

FINANCING ACTIVITIES:
  Payments on debt                                                     --           (330,841)
  Proceeds from issuance of common stock, net                       156,885          117,332
                                                               ------------     ------------
        Net cash provided by (used in) financing activities         156,885         (213,509)
                                                               ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              70,620         (309,039)
                                                               ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                            (6,418,206)      (1,156,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   28,815,069        1,183,656
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 22,396,863     $     27,538
                                                               ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                       $      7,865     $       --
                                                               ============     ============

  Cash paid for income taxes                                   $     74,216     $       --
                                                               ============     ============

  Noncash financing activities:
     Acquisition of business:
       Fair value of assets acquired                           $ 17,667,382
       Common stock issued                                       10,395,000
       Liabilities assumed                                       (1,614,000)

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999


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

The Company has three wholly owned operating subsidiaries, FARO Worldwide, Inc., Faro Europe GmbH and Co. KG, a German company, and Antares LDA, a Portuguese company. In connection with a restructuring of legal entities in Europe, effective January 1, 1999, CATS was consolidated under the name of Faro Europe GmbH and Co. KG.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three AND SIX months ended JUNE 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

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

                          THREE MONTHS ENDED    SIX MONTHS ENDED
                            JUNE 30, 1998        JUNE 30, 1998
                          -------------------------------------
Revenues                    $   8,004,000      $   15,200,000
Net income                        512,000             943,000
Income per share:
         Basic              $         .05      $          .09
         Diluted            $         .05      $          .08

The pro forma results of operations have been provided for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTE D - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:


THREE MONTHS ENDED JUNE 30,                      1998                          1999
----------------------------         ---------------------------     ---------------------------
                                                       PER-SHARE                     PER-SHARE
                                        SHARES          AMOUNT          SHARES         AMOUNT
                                     -------------   ------------    -----------   -------------
Basic EPS
     Weighted-Average Shares            10,531,132          $(.16)    11,012,619          $ (.01)
Effect of Dilutive Securities
     Stock Options
                                     -------------                   -----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions             10,531,132          $(.16)    11,012,619         $ (.01)
                                     =============                   ==========


SIX MONTHS ENDED JUNE 30,                         1998                          1999
----------------------------         ---------------------------     ---------------------------
                                                       PER-SHARE                     PER-SHARE
                                        SHARES          AMOUNT          SHARES         AMOUNT
                                     -------------   ------------    -----------   -------------

Basic EPS
     Weighted-Average Shares            10,239,613          $(.07)    11,011,943          $ (.12)
Effect of Dilutive Securities
     Stock Options
                                     -------------                   -----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions             10,239,613         $(.07)     11,011,943          $ (.12)
                                     =============                   ==========

NOTE E - SEGMENT GEOGRAPHIC DATA

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



                           THREE MONTHS ENDED                SIX MONTHS ENDED
                               JUNE 30,                           JUNE 30,
                    ----------------------------      ----------------------------
SALES:                  1998             1999             1998              1999
                    -----------      -----------      -----------      ------------
United States       $ 4,368,794      $ 4,532,282      $ 8,168,447      $ 8,151,822
United Kingdom                           760,721        1,104,524        1,341,374
Germany               1,655,121        1,927,535        1,992,600        3,250,581
Canada                  520,996                           949,032
Other foreign         1,176,897        1,390,898        2,189,406        2,772,155
                    -----------      -----------      -----------      -----------

         Total      $ 7,721,808      $ 8,611,436      $14,404,009      $15,515,932
                    ===========      ===========      ===========      ===========



                                                     DECEMBER 31,        JUNE 30,
LONG-LIVED ASSETS (NET)                                  1998              1999
                                                     ------------------------------

United States                                         $ 2,707,920      $ 2,995,750
Germany                                                11,592,360       10,401,817
Other foreign                                              46,103           40,604
                                                      -----------      -----------
         Total                                        $14,346,383      $13,438,171
                                                      ===========      ===========


PART I.    FINANCIAL INFORMATION

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q DATED MAY 14, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         SALES. Sales increased $890,000, or 11.6% from $7.7 million for the three months ended June 30, 1998 to $8.6 million for three months ended June 30, 1999. The increase was due to increases in product sales in the United States ($163,000) in the three European countries where the Company has sales offices ($716,000), and in the rest of the world of $11,000.

         GROSS PROFIT. Gross profit increased $220,000, or 4.5% from $4.9 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Gross margin decreased to 60.0% for the three months ended June 30, 1999 from 64.0% for the three months ended June 30, 1998. The decrease in gross margin was primarily a result of a decrease in the average selling price of the Company's FaroArm products following the three months ended June 30, 1998.

         SELLING EXPENSES. Selling expenses increased $500,000, or 22.7%, from $2.2 million for the three months ended June 30, 1998 to $2.7 million for the three months ended June 30, 1999. This increase was a result of the Company's expansion of sales and marketing staff and activities in the United States and Europe, including those resulting from the Company's acquisition of CATS in May 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $682,000, or 131.9%, from $517,000 for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. The increase was due to widespread increases across many categories related to the company's expansion in the United States and Europe. The Company's United States operations accounted for $475,000 of the increase, including increases in salaries ($134,000), bonuses ($89,000), and hiring and training costs ($47,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $294,000, or 51.6%, from $570,000 for the three months ended June 30, 1998 of 1998 to $864,000 for the first three months of 1999. This increase was primarily due to the amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $478,000, or 109.7%, from $436,000 for the three months ended June 30, 1998 to $913,000 for the three months ended June 30, 1999. The increase was primarily due to increases in salaries ($277,000) in the United States, and in all expenses in Europe ($263,000) resulting from the Company's acquisition of CATS.

         IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. In process research and development expenses of $3.2 million were recorded in the second quarter of 1998 related to the acquisition of CATS.

         INTEREST INCOME. Interest income decreased $41,000, or 13.4%, from $303,000 for the three months ended June 30, 1998, to $262,000 for the three months ended June 30, 1999. The decrease was primarily attributable to a decrease in the amount of interest-earning cash, cash equivalents, and short-term investments.

         INCOME TAX BENEFIT. Income tax benefit increased $73,000, or 208.5% from $35,000 for the three months ended June 30, 1998, to $108,000 for the first three months of 1999. The tax benefit in the three months ended June 30, 1999 resulted from tax benefits in the United States ($125,000) and France ($31,000), offset by a tax expense of $48,000 in the UK.

         NET LOSS. Net loss decreased $1.5 million from $1.7 million for the three months ended June 30, 1998 to $165,000 for the three months ended June 30, 1999 due to the factors stated above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         SALES. Sales increased $1.1 million, or 7.6% from $14.4 million for the six months ended June 30, 1998 to $15.5 million for six months ended June 30, 1999. The increase was primarily a result of an increase in product sales in Germany, primarily as a result of the Company's acquisition of CATS in May 1998.

         GROSS PROFIT. Gross profit increased $387,000, or 4.3% from $8.9 million for the six months ended June 30, 1998 to $9.3 million for the six months ended June 30, 1999. Gross margin decreased to 60.1% for the six months ended June 30, 1999 from 62.1% for the six months ended June 30, 1998. The decrease in gross margin was primarily a result of a decrease in the average selling price of the Company's FaroArm products in the second half of 1998.

         SELLING EXPENSES. Selling expenses increased $1.5 million, or 39.5%, from $3.8 million for the six months ended June 30, 1998 to $5.3 million for the six months ended June 30, 1999. This increase was a result of the Company's expansion of sales and marketing staff and activities, including those resulting from the Company's acquisition of CATS in May 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.4 million, or 127.2%, from $1.1 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. The increase from the Company's United States operations was $778,000, including increases in salaries ($122,000), subcontractor expenses ($124,000), bonuses ($109,000), and professional and legal expenses ($126,000). The increase in the Company's European operations was $558,000 primarily from the addition of CATS in May 1998.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $1.0 million, or 147.1%, from $680,000 for the six months ended June 30, 1998 of 1998 to $1.7 million for the six months ended June 30, 1999. This increase was primarily due to the amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $866,000, or 105.3%, from $822,000 for the six months ended June 30, 1998 to $1.7 million for the six months ended June 30, 1999. The increase was primarily due to increases in salaries in the United States of $471,000, offset by a reduction in other expenses in the United States of $164,000, and an increase in all expenses in Europe of $559,000, resulting from the Company's acquisition of CATS.

         IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. In process research and development expenses of $3.2 million were recorded in the second quarter of 1998 related to the acquisition of CATS.

         INTEREST INCOME. Interest income decreased $266,000, or 42.7%, from $623,000 for the six months ended June 30, 1998, to $357,000 for the six months ended June 30, 1999. The decrease was primarily attributable to a decrease in the amount of interest-earning cash, cash equivalents, and short-term investments.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) decreased $697,000, or 129.7% from an expense of $537,000 for the six months ended June 30, 1998, to a benefit of $159,000 for the six months ended June 30, 1999. Income tax expense decreased as a result of an increase in net loss before income taxes.

         NET LOSS. Net loss increased $619,000 from $686,000 for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999 due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company completed an initial public offering of stock which provided net cash after offering expenses, of $31.8 million.

         For the six months ended June 30, 1999, net cash used in operating activities was $442,000 compared to $275,000 for the six months ended June 30, 1998. This increase was due to increases in inventories, prepaid expenses, and accounts payable. Net cash used in investing activities was $191,000 for the six months ended June 30, 1999, compared to net cash used by investing activities of $6.4 million for the six months ended June 30, 1998. This decrease was due to the acquisition of CATS during the six months ended June 30, 1998 decreases in payments of product design costs. Net cash used in financing activities for the six months ended June 30, 1999 was $213,000 compared to net cash provided by financing activities of $157,000 for the six months ended June 30, 1998. This change was due to payments on debt during the six months ended June 30, 1999.

         In April 1997, the Company obtained an unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement at June 30, 1999.

         In May 1999, the Company cancelled two revolving lines of credit aggregating $445,000 under which a subsidiary could borrow funds for operations. This cancellation resulted in the elimination of related fees, and the Company believes that it has sufficient liquidity at the corporate level to fund the subsidiary's operating needs.

         The Company's principal commitments at June 30, 1999 were leases on its headquarters and regional offices, and there were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 1999.

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

YEAR 2000

         The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of Year 2000 issues. Management initiated a program to evaluate all internal computer systems and applications, and products with computer systems and determined the adjustments necessary to become Year 2000 compliant. Management is confident that existing internal resources are sufficient to correct any internal systems deficiencies that have or may be determined. The Company has set a target date of September 30, 1999 for complete compliance of internal computer systems, applications, and products. The Company has received positive responses from its major customers and approximately 50 per cent of its suppliers regarding their Year 2000 readiness. The Company continues to make inquiries of major suppliers which have not yet provided assurances of their Year 2000 compliance. For these suppliers the Company has either identified alternative suppliers, or has plans to increase its stock of the goods supplied by such suppliers to cover the first few months of the year 2000. However, there can be no assurance that the systems of other companies on which the Company relies will be timely corrected, or that any failure by another company to correct such systems would not have a material adverse effect on the Company. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in a given year. This is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. The Company does not separately track the internal costs incurred on Year 2000 Compliance activities, and such costs are principally the payroll costs of employees participating in these activities.

EFFECTS OF INFLATION

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference herein from the section of this report in Part I, Item 2, under the caption "Foreign Exchange Exposure."

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On April 2, 1998 the Company filed an action for declaratory judgement action against Kosaka Laboratory Ltd. of Tokyo, Japan (Civil Action No. 98-381-CIV-ORL-19A in the Federal Court for the Middle District of Florida). The Company seeked to have the Court declare its rights with regard to Kosaka's U.S. Patent number 4,430,796 regarding a method of measuring an object using, for example, a coordinate measuring machine (CMM), when an object is larger than the coordinate system physically measurable by the CMM. Preceding the filing of the declaratory judgement action, the Company and Kosaka had sought to resolve this matter in an amicable manner. However, Kosaka has persisted in its erroneous claims that its patent was infringed by the Company, and threatened to file suit if the Company did not pay a relatively large licensing fee. In order to make it clear to the market that the Company did not infringe the patent, the Company filed the above mentioned action.

         On June 30, 1999 the Company settled its dispute with Kosaka. As a result of the settlement, Kosaka agreed that the Company did not infringe the asserted claims of the patent, and each company agreed to pay its own legal fees in the matter.

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

Date: August 13, 1999                  FARO TECHNOLOGIES, INC.
                                       (Registrant)



                                       By:  /s/ GREGORY A. FRASER
                                            ------------------------------------
                                       Gregory A. Fraser
                                       Executive Vice President and Chief
                                       Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27.7           Financial Data Schedule (For SEC Use Only)