Form 10-Q
period 1999-09-30
FARO TECHNOLOGIES INC
filed 1999-11-15
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number: 0-23081

                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          FLORIDA                                            59-3157093
-------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                  32746
---------------------------------------------        -------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code:    407-333-9911

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

Outstanding at November 12, 1999: 11,351,670

FARO Technologies Inc.
Index to Form 10-Q

PART I.    FINANCIAL INFORMATION                                     Page Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1998 and September 30, 1999                       3

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30,
           1998 and 1999                                                  4

           Condensed Consolidated Statement of Shareholders' Equity       5

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1998 and 1999              6

           Notes to Condensed Consolidated Financial Statements           7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13

PART II. OTHER INFORMATION

  Item 5.   Other Information                                            13

  Item 6.   Exhibits and Reports on Form 8-K                             13

  Signatures                                                             14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                               SEPTEMBER 30,
                                                             DECEMBER 31,          1999
                                                                 1998           (UNAUDITED)
                                                             -------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,183,656       $  1,747,152
  Short term investments                                        8,314,337         10,600,492
  Accounts receivable - net of allowance                        8,963,343          7,879,215
  Income taxes refundable                                         716,048          1,336,785
  Inventories                                                   6,443,618          8,290,160
  Prepaid expenses and other assets                               155,037            311,713
  Deferred income taxes                                           121,543             26,543
                                                             ------------       ------------

      Total current assets                                     25,897,582         30,192,060
                                                             ------------       ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                       1,873,146          2,438,047
  Furniture and fixtures                                          899,616            936,838
  Leasehold improvements                                           28,889             34,120
                                                             ------------       ------------
      Total                                                     2,801,651          3,409,005
Less accumulated depreciation                                  (1,276,459)        (1,932,909)
                                                             ------------       ------------

      Property and equipment, net                               1,525,192          1,476,096
                                                             ------------       ------------

INTANGIBLE ASSETS - net                                        12,821,191         11,351,302

NOTES RECEIVABLE                                                  178,688            132,196

Long-term investments                                           8,697,494          4,337,620

DEFERRED INCOME TAXES                                                --               52,617
                                                             ------------       ------------

TOTAL ASSETS                                                 $ 49,120,147       $ 47,541,891
                                                             ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term notes payable to banks                          $    296,230
  Accounts payable and accrued liabilities                      2,852,452       $  4,490,462
  Current portion of unearned service revenues                    329,731            463,268
  Current portion of  long-term debt                                4,156               --
  Customer deposits                                               114,738            108,310
                                                             ------------       ------------

      Total current liabilities                                 3,597,307          5,062,040

DEFERRED INCOME TAXES                                              78,220               --

UNEARNED SERVICE REVENUES - less current portion                   31,905             66,895

LONG TERM DEBT - less current portion                              37,324              6,275
                                                             ------------       ------------

TOTAL LIABILITIES                                               3,744,756          5,135,210
                                                             ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001,
    10,000,000 shares authorized, no shares issued
    and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,048,137 and 11,058,336 issued and
    11,008,137 and 11,018,336 outstanding, respectively            11,048             11,059
  Additional paid-in-capital                                   47,520,732         47,542,190
  Unearned compensation                                          (292,316)          (165,632)
  Retained earnings (deficit)                                  (1,912,829)        (4,881,925)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of tax                199,381             51,614
  Treasury stock                                                 (150,625)          (150,625)
                                                             ------------       ------------

      Total shareholders' equity                               45,375,391         42,406,681
                                                             ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 49,120,147       $ 47,541,891
                                                             ============       ============

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                 1998           1999            1998            1999
                                                            ------------    ------------    ------------    ------------
Sales                                                       $  4,972,182    $  7,025,005    $ 19,376,191    $ 22,540,937
Cost of sales                                                  2,460,143       3,391,029       7,921,748       9,577,211
                                                            ------------    ------------    ------------    ------------

Gross profit                                                   2,512,039       3,633,976      11,454,443      12,963,726

Operating expenses:
      Selling                                                  2,870,373       2,824,957       6,665,432       8,120,043
      General and administrative                                 851,532       1,511,350       1,967,250       4,017,697
      Depreciation and amortization                            1,038,391         879,535       1,718,729       2,607,631
      Research and development                                   737,732         895,227       1,559,710       2,582,794
      Employee stock options                                      43,041          42,243         129,123         126,717
      Purchased in-process research and development costs           --              --         3,210,000            --
                                                            ------------    ------------    ------------    ------------

      Total operating expenses                                 5,541,069       6,153,312      15,250,244      17,454,882
                                                            ------------    ------------    ------------    ------------

Loss from operations                                          (3,029,030)     (2,519,336)     (3,795,801)     (4,491,156)

Interest income                                                  215,766         165,393         838,545         522,116
Other (expense) income                                            19,391         230,522          22,145         380,923
Interest expense                                                  (3,234)         (1,945)        (11,099)         (1,945)
                                                            ------------    ------------    ------------    ------------

Loss before income taxes                                      (2,797,107)     (2,125,366)     (2,946,210)     (3,590,062)
Income tax (expense) benefit                                      56,298         461,616        (480,939)        620,966
                                                            ------------    ------------    ------------    ------------

Net loss                                                    $ (2,740,809)   $ (1,663,750)   $ (3,427,149)   $ (2,969,096)
                                                            ============    ============    ============    ============

NET LOSS PER SHARE - BASIC                                  $      (0.25)   $      (0.15)   $      (0.33)   $      (0.27)
                                                            ============    ============    ============    ============

NET LOSS PER SHARE - DILUTED                                $      (0.25)   $      (0.15)   $      (0.33)   $      (0.27)
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

      Currency translation adjustment,
      net of tax

      Comprehensive income

      Granting of employee and
        director stock options                                                        866,793       (501,834)

      Amortization of unearned compensation                                                           43,854

      Issuance of common stock                        2,919,000          2,919     31,673,647
                                                      ---------   ------------   ------------   ------------   ------------

BALANCE DECEMBER 31, 1997                             9,919,000          9,919     36,502,004       (464,480)     3,018,265

      Net loss                                                                                                   (4,931,094)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                        1,129,137          1,129     10,323,564

      Income tax benefit resulting from the
        exercise of stock options                                                     695,164

      Amortization of unearned compensation                                                          172,164

      Acquisition of treasury stock                     (40,000)
                                                      ---------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1998                           11,008,137         11,048     47,520,732       (292,316)    (1,912,829)

      Net loss                                                                                                   (2,969,096)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                           10,199             11         21,458

      Amortization of unearned compensation                                                          126,684
                                                     ----------   ------------   ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 1999                          11,018,336   $     11,059   $ 47,542,190   $   (165,632)  $ (4,881,925)
                                                     ==========   ============   ============   ============   ============


                                                    ACCUMULATED
                                                      OTHER
                                                   COMPREHENSIVE        TREASURY
                                                      INCOME             STOCK          TOTAL
                                                   -------------        --------     -----------
BALANCE DECEMBER 31, 1996                                                            $ 3,773,699

      Net income                                                                       3,206,630

      Currency translation adjustment,
      net of tax                                      $(126,297)                        (126,297)
                                                                                     -----------
      Comprehensive income                                                             3,080,333

      Granting of employee and
        director stock options                                                           364,959

      Amortization of unearned compensation                                               43,854

      Issuance of common stock                                                        31,676,566

BALANCE DECEMBER 31, 1997                              (126,297)              0       38,939,411

      Net loss                                                                        (4,931,094)

      Currency translation adjustment, net of tax       325,678                          325,678
                                                                                     -----------

      Comprehensive loss                                                              (4,605,416)

      Issuance of common stock                                                        10,324,693

      Income tax benefit resulting from the
        exercise of stock options                                                        695,164

      Amortization of unearned compensation                                              172,164

      Acquisition of treasury stock                                    (150,625)        (150,625)
                                                      ---------        --------      -----------

BALANCE, DECEMBER 31, 1998                              199,381        (150,625)      45,375,391

      Net loss                                                                        (2,969,096)

      Currency translation adjustment, net of tax      (147,767)                        (147,767)
                                                                                     -----------

      Comprehensive loss                                                              (3,116,863)

      Issuance of common stock                                                            21,469

      Amortization of unearned compensation                                              126,684
                                                      ---------        --------      -----------
BALANCE, SEPTEMBER 30, 1999                              51,614        (150,625)      42,406,681

            See accompanying notes to condensed financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               ------------------------------
                                                                    1998            1999
                                                               -------------    -------------
OPERATING ACTIVITIES:
  Net loss                                                     $ (3,427,149)    $ (2,969,096)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation, amortization and other                          1,829,314        2,800,828
    In-process research and development                           3,210,000             --
    Deferred income taxes                                        (1,391,422)          42,383
    Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                          (575,203)       1,084,128
      Income taxes refundable                                          --           (698,957)
      Inventories                                                (1,537,663)      (1,846,542)
      Notes receivable                                                 --             46,491
      Prepaid expenses and other assets                             (42,878)        (177,522)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                     (992,933)       1,638,008
      Income taxes payable                                        1,403,017             --
      Unearned service revenues                                    (169,056)         168,527
      Customer deposits                                              39,643           (6,429)
                                                               ------------     ------------

        Net cash (used in) provided by operating activities      (1,654,330)          81,819
                                                               ------------     ------------

INVESTING ACTIVITIES:
  Sales of investments                                            9,239,075        2,073,718
  Purchases of property and equipment                              (852,906)        (607,354)
  Payments of patent costs                                          (65,587)        (121,665)
  Payments of product design costs                                 (485,120)        (358,592)
  Payments for other intangibles                                       --           (173,384)
  Acquisition of business, net of cash acquired                  (5,306,057)            --
                                                               ------------     ------------

        Net cash provided by investing activities                 2,529,405          812,723
                                                               ------------     ------------

FINANCING ACTIVITIES:
  Payments on debt                                                     --           (331,435)
  Proceeds from issuance of common stock, net                       225,228          148,156
  Acquisition of treasury stock                                    (150,625)            --
                                                               ------------     ------------

        Net cash provided by (used in) financing activities          74,603         (183,279)
                                                               ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (32,868)        (147,767)
                                                               ------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                               916,810          563,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      717,498        1,183,656
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,634,308     $  1,747,152
                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                       $     11,099     $      1,945
                                                               ============     ============

  Cash paid for income taxes                                   $    492,749     $       --
                                                               ============     ============

  Noncash financing activities:
     Acquisition of business:
       Fair value of assets acquired                           $ 17,667,382
       Common stock issued                                       10,395,000
       Liabilities assumed                                       (1,614,000)


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

FARO Technologies Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

On May 15, 1998 the Company acquired all the stock of privately held CATS Computer Aided Technologies, Computeranwendungen in der Fertigungssteurung, GmbH ("CATS") of Karlsruhe, Germany for $5 million in cash, 916,668 shares of common stock of the Company, plus the right to receive up to an additional 333,332 shares of Company common stock if CATS meets certain performance goals. In addition, the Company assumed certain of CATS outstanding liabilities. CATS develops, markets and supports 3-D measurement retrofit and statistical process control software used in both mainframe and PC based CAD environments. The acquisition was treated as a purchase for accounting purposes.

The Company has three wholly owned operating subsidiaries, FARO Worldwide, Inc., Faro Europe GmbH and Co. KG, a German company, and Antares LDA, a Portuguese company. In connection with a restructuring of legal entities in Europe, effective January 1, 1999, CATS was consolidated under the name of Faro Europe GmbH and Co. KG.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K and in conjunction with the Form S-1, as amended, dated August 7, 1998.

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

                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1998
                                                            ------------------
         Revenues                                            $  20,200,000
         Net income (loss)                                      (1,798,000)
         Income (loss) per share:
                  Basic                                      $        (.16)
                  Diluted                                    $        (.16)

The pro forma results of operations have been provided for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTE D - Earnings Per Share

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

THREE MONTHS ENDED SEPTEMBER 30,           1998                         1999
--------------------------------------------------------------------------------
                                              PER-SHARE                PER-SHARE
                                     SHARES     AMOUNT      SHARES       AMOUNT
--------------------------------------------------------------------------------

Basic EPS
     Weighted-Average Shares      11,028,890    $(.25)   11,017,810     $ (.15)
Effect of Dilutive Securities
     Stock Options
                                  ----------             ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions       11,028,890    $(.25)   11,017,810     $ (.15)
                                  ==========             ==========

Nine months ended September 30,             1998                        1999
--------------------------------------------------------------------------------
                                              PER-SHARE                PER-SHARE
                                     SHARES     AMOUNT      SHARES       AMOUNT
--------------------------------------------------------------------------------
Basic EPS
     Weighted-Average Shares      10,506,189    $(.33)   11,013,885     $ (.27)
Effect of Dilutive Securities
     Stock Options
                                  ----------             ----------
Diluted EPS
     Weighted-Average Shares and
        Assumed Conversions       10,506,189    $(.33)   11,013,885     $ (.27)
                                  ==========             ==========

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


                           THREE MONTHS ENDED              NINE MONTHS ENDED
                              SEPTEMBER 30,                    SEPTEMBER 30,
                    --------------------------------------------------------------
SALES:                  1998             1999            1998              1999
                    --------------------------------------------------------------
United States       $ 2,496,012      $ 2,297,742      $10,664,459      $10,449,564
Germany               1,303,421        1,849,935        3,296,021        5,100,516
United Kingdom          264,037          450,032        1,368,561        1,791,406
Canada                  158,977                         1,108,009
Other foreign           749,735        2,427,296        2,939,141        5,199,451
                    -----------      -----------      -----------      -----------

         Total      $ 4,972,182      $ 7,025,005      $19,376,191      $22,540,937
                    ===========      ===========      ===========      ===========



                                                       DECEMBER 31,    SEPTEMBER 30,
LONG-LIVED ASSETS (NET)                                   1998             1999
                                                      ------------------------------
UNITED STATES                                         $ 2,707,920      $ 3,058,709
GERMANY                                                11,592,360        9,726,073
OTHER FOREIGN                                              46,103           42,615
                                                      -----------      -----------

           TOTAL                                      $14,346,383      $12,827,397
                                                      ===========      ===========


PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q DATED MAY 14, 1999 AND AUGUST 13, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         SALES. Sales increased $2.1 million, or 41.3%, from $5.0 million for the three months ended September 30, 1998 to $7.0 million for three months ended September 30, 1999. The increase was due to increases in product sales in the United States ($1.3 million) and in the three European countries where the Company has sales offices ($757,000).

         GROSS PROFIT. Gross profit increased $1.1 million, or 44.7%, from $2.5 million for the three months ended September 30, 1998 to $3.6 million for the three months ended September 30, 1999. Gross margin increased to 51.7% for the three months ended September 30, 1999 from 50.5% for the three months ended September 30, 1998. The increase in gross margin was primarily a result of smaller price discounts in the three months ended September 30, 1999, partially offset by fewer sales of higher margin software.

         SELLING EXPENSES. Selling expenses decreased $45,000, or 1.6%, from $2.9 million for the three months ended September 30, 1998 to $2.8 million for the three months ended September 30, 1999. This decrease was primarily a result of lower selling expenses in the United States ($373,000), partially offset by an increase in selling expenses in Europe ($327,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $660,000, or 77.5%, from $852,000 for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. The increase was due to increases across many categories related to the company's expansion in the United States and Europe. The Company's United States operations accounted for $492,000 of the increase, including increases in professional and legal ($158,000), salaries ($111,000), subcontractor expenses ($60,000), telecommunications ($47,000) and hiring and training costs ($43,000). Expenses in Europe increased primarily as a result of staffing additions ($160,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $159,000, or 15.3%, from $1.0 million for the three months ended September 30, 1998 to $880,000 for the three months ended September 30, 1999. This decrease was primarily due to the completion of the amortization of existing product technology in 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $157,000, or 21.3%, from $738,000 for the three months ended September 30, 1998 to $895,000 for the three months ended September 30, 1999.
 The increase was primarily due to increases in salaries ($106,000) in the United States, and expenses in Europe ($85,000).

         INTEREST INCOME. Interest income decreased $50,000, or 23.3%, from $216,000 for the three months ended September 30, 1998, to $165,000 for the three months ended September 30, 1999. The decrease was primarily attributable to a decrease in the amount of interest-earning cash, cash equivalents, and investments.

         INCOME TAX BENEFIT. Income tax benefit increased $406,000 from $56,000 for the three months ended September 30, 1998, to $462,000 for the three months ended September 30, 1999. The tax benefit in the three months ended September 30, 1999 resulted from tax benefits in the United States ($416,000) and Europe ($46,000).

         NET LOSS. Net loss decreased $1.1 million from $2.7 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999 due to the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         SALES. Sales increased $3.2 million, or 16.3%, from $19.4 million for the nine months ended September 30, 1998 to $22.5 million for the nine months ended September 30, 1999. The increase was primarily a result of an increase in product sales in Germany ($2.5 million), primarily as a result of the Company's acquisition of CATS in May 1998.

         GROSS PROFIT. Gross profit increased $1.5 million, or 13.2%, from $11.5 million for the nine months ended September 30, 1998 to $13.0 million for the nine months ended September 30, 1999. Gross margin decreased to 57.5% for the nine months ended September 30, 1999 from 59.1% for the nine months ended September 30, 1998. The decrease in gross margin was primarily a result of a decrease in the average selling price of the Company's FAROArm products, beginning in September 1998.

         SELLING EXPENSES. Selling expenses increased $1.5 million, or 21.8%, from $6.7 million for the nine months ended September 30, 1998 to $8.1 million for the nine months ended September 30, 1999. This increase was a result of the Company's expansion of sales and marketing staff and activities, including those resulting from the Company's acquisition of CATS in May 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.1 million, or 104.2%, from $2.0 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. The increase from the Company's United States operations was $1.2 million, including increases in salaries ($530,000), professional and legal expenses ($408,000) and subcontractor expenses ($190,000). The increase in the Company's European operations was $811,000, primarily from the addition of CATS in May 1998.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $889,000, or 51.7%, from $1.7 million for the nine months ended September 30, 1998 to $2.6 million for the first nine months of 1999. This increase was primarily due to the amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.0 million or 65.6%, from $1.6 million for the nine months ended September 30, 1998 to $2.6 million for the nine months ended September 30, 1999. The increase was primarily due to increases in salaries in the United States of $555,000, and an increase in expenses in Europe of $644,000, resulting from the Company's acquisition of CATS, offset in part by a reduction in other research and development expenses in the United States of $176,000.

         IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. In-process research and development expenses of $3.2 million were recorded in the second quarter of 1998 related to the acquisition of CATS.

         INTEREST INCOME. Interest income decreased $316,000, or 37.7%, from $839,000 for the nine months ended September 30, 1998, to $522,000 for the nine months ended September 30, 1999. The decrease was primarily attributable to a decrease in the amount of interest-earning cash, cash equivalents, and investments.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $1.1 million, or 229.1%, from expense of $481,000 for the nine months ended September 30, 1998, to a benefit of $621,000 for the nine months ended September 30, 1999. The Company had income tax expense for the nine months ended September 30, 1998 due to U. S. taxable income and the writeoff of the deferred tax asset relating to
                                       11

German net operating loss carryforwards. The Company had a net tax benefit for the nine months ended September 30, 1999, primarily due to the generation of U.
S. taxable losses.

         NET LOSS. Net loss decreased $458,000 from $3.4 million for the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999, due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, net cash provided by operating activities was $82,000 compared to cash used in operating activities of $1.7 million for the nine months ended September 30, 1998. The increase was due to decreases in accounts receivable and increases in accounts payable and accrued liabilities. Net cash provided by investing activities was $813,000 for the nine months ended September 30, 1999, compared to net cash provided by investing activities of $751,000 for the nine months ended September 30, 1998. Net cash used in financing activities for the nine months ended September 30, 1999 was $183,000 compared to net cash provided of $75,000 for the nine months ended September 30, 1998. This increase was due to payments on debt during the nine months ended September 30, 1999.

         In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement at September 30, 1999.

         The Company's principal commitments at September 30, 1999 were leases on its headquarters and regional offices and a loan commitment to the two former shareholders of CATS (see Part II, Item 5, Other Information). There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs at least through 1999.

FOREIGN EXCHANGE EXPOSURE

         Sales outside the United States represent a significant portion of the Company's total revenues. Fluctuations in exchange rates between the U.S. dollar and the currencies where the Company conducts such business may have a material adverse effect on the Company's business, results of operation and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but may undertake transactions to manage such risks in the future using forward foreign exchange contracts, foreign currency options or other instruments to hedge these risks.

YEAR 2000


         The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of Year 2000 issues. Management initiated a program to evaluate all internal computer systems and applications, and products with computer systems and determined the adjustments necessary to become Year 2000 compliant. Management believes that existing internal resources are sufficient to correct any internal systems deficiencies that have or may be determined. The Company has completed compliance of internal computer systems, applications, and products. A final roll-over test of the Company's headquarters' internal computer systems will be held by November 30, 1999. The Company has received positive responses from its major customers and substantially all of its suppliers regarding their Year 2000 readiness. However, there can be no assurance that the systems of other companies on which the Company relies will be timely corrected, or that any failure by another company to correct such systems would not have a material adverse effect on the Company. Contingency plans have been developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On May 15, 1998, the Company acquired CATS Computer Aided Technolgies, GmbH ("CATS"), a company based in Karlsruhe, Germany that develops, markets, and supports 3-D measurement retrofit and statistical process control software. The CATS acquisition agreement provided that the Company would provide a loan to the two former shareholders of CATS to fund their tax liability in connection with the shares of FARO common stock that they received in the acquisition. The former CATS shareholders remain key employees of the Company.

         Pursuant to a Loan Agreement dated August 2, 1999 with each of the former CATS shareholders, the Company has agreed to loan to the former CATS shareholders an amount equal to their tax obligation to the German tax authorities in connection with the acquisition of CATS. The aggregate amount of the loans is estimated to be approximately $2 million. The Company is not obligated to provide the loans until the German tax authorities request payment for the tax from the former CATS shareholders, which has not yet occurred. Moreover, the loan commitment will cease if the Company's share price rises to $11.34 per share (the price establishing the tax liability) for several consecutive days.

         If the loans are made, they will be for a term of three years, at an interest rate of approximately 4.3%, with an option for the borrower to extend the term for an additional three years. As collateral for the loans, the former CATS shareholders will pledge to the Company the number of shares of Company common stock equal to the amount of the loan divided by $6.375. If the amount of the loans is $ 2 million, the loans will be secured by 313,725 shares. The loans will be a non-recourse obligation of the former CATS shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits

     EXHIBIT NO.     DESCRIPTION
     -----------     -----------
       27.1          Financial Data Schedule (FOR SEC USE ONLY)

       99.1 Loan Agreement dated August 2, 1999 between FARO Technologies, Inc. and Wendelin Karl Johannes Scharbach
       99.2 Loan Agreement dated August 2, 1999 between FARO Technologies, Inc. and Siegfried Kurt Buss

b.)  Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999               FARO TECHNOLOGIES, INC.
                                      (Registrant)


                                      By:   /s/ STUART W. JONES
                                         -------------------------------------
                                      Stuart W. Jones
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                                 EXHIBIT INDEX

       EXHIBIT NO.      DESCRIPTION
       -----------      -----------
         27.1           Financial Data Schedule (FOR SEC USE ONLY)
         99.1           Loan Agreement dated August 2, 1999 between FARO
                        Technologies, Inc. and Wendelin Karl Johannes Scharbach
         99.2           Loan Agreement dated August 2, 1999 between FARO
                        Technologies, Inc. and Siegfried Kurt Buss