Form 10-K
period 1999-12-31
FARO TECHNOLOGIES INC
filed 2000-03-29
CIK 917491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM_____TO______.

                         COMMISSION FILE NUMBER 0-23081

                            FARO TECHNOLOGIES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     FLORIDA                             59-3157093
           ---------------------------------       ----------------------
               (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)


                  125 TECHNOLOGY PARK                      32746
       -----------------------------------------         ----------
                    LAKE MARY, FLORIDA                   (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 2000, there were outstanding 11,354,014 shares of Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price reported on the Nasdaq National Market as of March 24, 2000 was $48,254,560.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENTS                                                  FORM 10-K REFERENCE
---------                                                  ---------------------
 Portions of the Proxy Statement, dated March 29, 2000     Part III, Items 10-13

================================================================================

                                    PART I

             CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

     FARO Technologies, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; and (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

ITEM 1.  BUSINESS.

INDUSTRY BACKGROUND

     The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. Computer-aided design ("CAD") software was developed to automate the design process, providing manufacturers with computerized 3-D design capability. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products.
The benefits of CAD are significant. The CAD process offers a three-dimensional, highly efficient and inherently flexible alternative to traditional design methods.

Many manufacturers have also recently adopted computer-aided manufacturing ("CAM") technology, in which CAD data directs machines in the manufacturing process. CAM has further improved the efficiency and quality of the production of manufactured goods.

     A significant aspect of the manufacturing process, which traditionally has not benefited from computer-aided technology, is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test fixtures for certain large manufactured products and traditional coordinate measurement machines ("CMMs") for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited. Although hand-measurement tools are often appropriate for simple measurements, their use for complex measurements is time-consuming and limited in adaptability. Test fixtures (customized fixed tools used to make comparative measurements of production parts to "master parts") are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model.

     Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision but have only recently begun to provide a link to the CAD model of the object being measured. Fixed-base CMM's require that the object being measured be brought to the CMM and that the object fit within the CMM's measurement grid. In addition, conventional CMMs generally operate in metrology laboratories or environmentally stable quality inspection departments of manufacturing facilities rather than on the factory floor.

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

     An increasingly competitive global marketplace has created a demand for higher quality products with shorter life cycles. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. In most cases, only a relatively small percentage of the components of a manufactured product require highly precise measurements (less than one-thousandth of an inch). Conventional CMMs provide manufacturers with very precise measurement capabilities and cost up to $2 million per unit. However, they are not responsive to manufacturers' increasing need for cost-effective intermediate precision measurement capabilities. The Company believes that a greater percentage of components require intermediate precision measurements (between one- and twenty-thousandths of an inch). In the absence of intermediate precision measuring systems, manufacturers often are unable to make appropriate measurements or part-to-CAD comparisons during the manufacturing process, resulting in decreased productivity, poor product quality and unacceptable levels of product rework and scrap. Manufacturers increasingly require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications and the ability to measure precisely components that cannot be measured or inspected by conventional CMMs. Moreover, they increasingly require measurement capabilities to be integrated into the manufacturing process and to be available on the factory floor.

FARO'S BUSINESS

     The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. In May 1998 the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a German company which develops and markets CAD-based inspection and statistical process control ("SPC") software. The acquisition of CATS provides the Company with a stronger marketing presence in Europe, as well as an expanded software product line under the Company's CAM2 (formerly AnthroCam(R))product name. The Company's principal products are the FAROArm(R) articulated measuring device and its multi-faceted CAM2 software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym "CAMM" for this process, which stands for Computer-aided manufacturing measurement. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 30 patents in the United States, 19 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 1,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as General Motors, DaimlerChrysler, Ford, Boeing, Lockheed Martin, General Electric, Westinghouse Electric, Caterpillar and Komatsu Dresser.

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

     The FAROArm(R) has been designed as an open architecture system. The communications parameters of the on-board processors have the ability to combine advanced sensing probes, integrate with conventional CMM software and communicate with different CAD software packages and a variety of computer operating systems. This open architecture is designed to provide for easy integration of the FAROArm(R) into the manufacturing environment. The customer's ability to use an installed base of computing hardware and software further reduces the cost of installation and training while initiating the transition to the Company's preferred group of CAD-based products. To encourage integration of the FAROArm(R) into the manufacturing environment, the Company provides a group of seamless interface drivers for leading CAD/CAM packages. The Company also provides a full serial communication command protocol to the FAROArm(R) for customers who write their own interfaces.

     The Company offers several models of the FAROArm(R) under three product lines: the Gold Series, Silver Series and the Sterling Series.

     GOLD SERIES. The Gold Series models are the Company's highest precision (P.001 to P.005 inches) measuring devices and are available in four, six, eight, ten and twelve foot measurement diameters. These models are used for factory floor inspection and fit checking applications requiring higher precision than the Silver Series. Depending on the component of the CAM2 software, the Gold Series models are priced between $50,000 and $60,000 when sold as a turnkey system including hardware, computer and software and $47,000 without computer and software.

     SILVER SERIES. The Silver Series models are the Company's intermediate precision (P.003 to P.007 inches) measuring devices and are available in eight and twelve foot measurement diameters. These models are most frequently used for factory floor inspection and fit-checking applications. Depending on the component of the CAM2 software, the Silver Series models are priced at $42,000 and $50,000 when sold as a turnkey system including hardware, computer and CAM2 software and $37,000 without computer and software.

     STERLING SERIES. The Sterling Series models are the Company's lighter-weight, medium precision (P.002 to P.007 inches) measuring devices and are available in four, six, eight and ten foot measurement diameters. These models are most frequently used for applications that do not require high-level precision, such as 3-D modeling, mold production and reverse-engineering applications. Depending on the component of CAM2 software, the Sterling Series models are priced between $34,000 and $42,000 when sold as a turnkey system including hardware, computer and CAM2 software and $27,000 without computer and software.

     CAM2 (FORMERLY ANTHROCAM(R)). CAM2 is the Company's proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes six (6) software programs:

     CAM2 CAD ANALYZER(R) allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals. CAM2 CAD Analyzer(R) sells for $6,500.

     CAM2 DESIGN(R) allows users to measure older parts without data files, or models of potential products and convert them into CAD files for manufacturing. It is built on the AutoCAD(R) software development platform, which allows users to benefit from extensive hardware, software, interfacing and software support libraries and teaching products. CAM2 Design(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), CAM2 Design(R) sells for $26,000.

     CAM2 MEASURE(R) allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), CAM2 Measure(R) sells for $16,000.

     CAM2 AUTOMOTIVE(R) also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike CAM2 Measure(R), CAM2 Automotive(R) is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. CAM2 Automotive(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R) CAM2 Automotive(R) sells for $20,000.

     CAM2 SPC GRAPH(R) allows the user to organize and compare measurement results from the FAROArm(R) in the form of pictures, tables, and charts, for the purpose of statistical process control. CAM2 SPC Graph(R) is tailored to an individual user. CAM2 SPC Graph(R) sells for $1,000.

     CAM2 SPC PROCESS(R) allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the FAROArm(R), CAM2 SPC Process(R) accepts data from CMMs and other computer-based measurement devices from many different measurement applications along the production line. CAM2 SPC Process(R) sells for $90,000 per assembly line.

     SPECIALTY PRODUCTS. The Company licenses and supports certain specialty products based on its articulated arm technology that are used in medical and multimedia applications. License and support fees from these products do not represent a significant portion of the Company's revenues and the Company does not intend to actively market these products.

CUSTOMERS

     The Company's products have been purchased by more than 1,500 customers ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 15.6% of the Company's total revenues in 1999. No customer represented 6.0% or more of the Company's sales in 1999. The following table illustrates, by vertical market, the Company's diverse customer base:


                                                                ELECTRIC UTILITIES
              AEROSPACE                AUTOMOTIVE               AND MANUFACTURERS
              ---------                ----------               -----------------
              Boeing                Daimler Chrysler             General Electric
           Lockheed Martin           General Motors                Westinghouse
          Northrop Grumman                Ford              Southern California Edison
          Orbital Sciences                Honda             Tennessee Valley Authority
              Dee Howard                 Toyota                Abb Power Generation
           Hughes Brothers               Nissan                    Hydro Quebec
         Nordam Repair Div.              Porsche                    TurboCare
            Ball Aerospace             Volkswagen             Potomac Electric Power
                                           BMW                  Turbine Technology
                                                                  International

          HEAVY EQUIPMENT           CONSUMER PRODUCTS             MISCELLANEOUS
          ---------------           -----------------             -------------
            John Deere               Harley Davidson           Bill Elliott Racing
          Case Corporation               Polaris               American Sheet Metal
           Caterpillar                 Bombardier            Monyo Oil Field Products
           Komatsu Dresser                Xerox                   Atlas Foundry
          Clark Industries           Hewlett Packard            Molded Fiberglass
            Ingersol Rand         Fountain Power Boats        Creative Foam Products
               AGCO               Taylor Made Products         Able Design Plastics
           Hay and Forage            Mercury Marine               APW Enclosures
           Melroe Company                 Amana                 Applied Composites
   Volvo Construction Equipment     Braun Corporation          Kolenda Tool and Die
        Renault Agriculture           Eastman Kodak            Charmalloy Castings

SALES AND MARKETING

     The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 1999, the Company employed 85 sales/application engineering professionals who operate from the Company's headquarters, and include seven domestic regional sales representatives located in Charlotte, Chicago, Columbus (Ohio), Dallas, Detroit, Los Angeles and Seattle, four German regional sales offices in Stuttgart, Munich, Peine, and Gladbeck, and sales offices located in Coventry, United Kingdom, and suburban Paris, France. The Company also utilizes 11 domestic and 20 international distributors in territories where the Company does not have regional sales offices. See Footnote 14 to the Notes to Consolidated Financial Statements incorporated by reference herein from Item 8 hereof for financial information about the Company's foreign and domestic operations and export sales required by this Item.

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

     In June 1996, the Company entered into an Original Equipment Manufacturer
(OEM) agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company that is the world's largest manufacturer of metrology tools. Mitutoyo markets the FAROArm(R) in Japan under the name SPINARM(R) . The agreement, which grants Mitutoyo non-exclusive distribution right in Japan, expires in June 2000 and is renewable for successive one-year terms.

     In March 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a North Kingstown, Rhode Island company that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe will market the FAROArm(R) worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2001, and is renewable for successive one-year terms.

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

     The Company's research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company's research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company's engineering development efforts will continue to focus on the FAROArm(R) and the family of CAM2 products. Significant efforts are also being directed toward the development of new measurement technologies and additional features for existing products. See "Technology".

     At December 31, 1999, the Company employed 49 scientists and technicians in its research and development efforts. Research and development expenses were approximately $3.8 million in 1999 as compared to $2.6 million in 1998 and $1.1 million in 1997. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

TECHNOLOGY

     The primary measurement function of the FAROArm(R) is to provide orientation and position information with respect to the probe at the end of the FAROArm(R). This information is processed by software and can be compared to the desired dimensions contained in the CAD data of a production part or assembly to determine whether the measured data conforms to such dimensional specifications.

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

     ELECTRONICS. An on-board computer that is designed to handle complex analyses of joint data as well as communications with a variety of host computers processes the rotational information for each joint. The Company's electronics are based on digital signal processing and surface mount technologies. The Company's products meet all mandatory electronic safety requirements. Advanced circuit board development, surface mount production and automated testing methods are used to ensure low cost and high reliability.

     SOFTWARE. CAM2 is a Windows-based, 32-bit application family written for the most recent PC-based technology. CAM2 has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. CAM2 CAD Analyser(R) is a family member for viewing, analyzing and browsing CAD files. CAM2 Design(R) is a family member primarily used for reverse engineering and is written as an AutoCAD runtime extension (ARX) that is the AutoCAD Application Programming Interface (API). Family member CAM2 Measure(R) is simplified version of Design for pure measurement applications written entirely on the ACIS CAD development platform. Family member CAM2 Automotive(R) is a measurement software designed for large CAD files and specific Automotive applications and is written using a proprietary graphics display engine. Family member CAM2 SPC Process(R) is designed for plant wide dimensional data acquisition and presentation in classical SPC (Statistical Process Control) formats for plant-wide quality control.

     All the CAM2 family members are written in the C++ development language using Microsoft Foundation Class (MFC) standards. The software fully implements UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively. The software is developed with the cooperation of diverse user beta sites and a well-developed system for tracking and implementing market demands.

INTELLECTUAL PROPERTY

     The Company holds or has pending 30 patents in the United States, 19 of which are also held or pending in other jurisdictions. The Company also has 12 registered trademarks in the United States, 18 foreign registered trademarks, 10 trademark applications pending in the United States and 11 foreign trademark applications pending.

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

MANUFACTURING AND ASSEMBLY

     The Company manufactures its products primarily at its headquarters in Lake Mary, Florida. Manufacturing consists primarily of assembling components and subassemblies purchased from suppliers into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company's specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. In limited circumstances, the Company performs in-house circuit board assembly and part machining.

     "Quality" has rapidly emerged as a new emphasis in commerce and industry, and is a significant factor in international trade. The Company's manufacturing, engineering and design headquarters have been registered to the ISO 9001 standard since July 1998. Three successive surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as the business evolves, and has chosen English as the standard business language for its operations. This decision is expected to significantly influence the Company's operations and documentation globally. This has been done in concert with the ISO Standard Registrar, and is expected to increase customer confidence in the Company's products and services worldwide.

COMPETITION

     The broad market for measurement devices, which include hand-measurement tools, test fixtures and conventional, fixed-base CMMs, is highly competitive. Manufacturers of hand-measurement tools and traditional CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these entities or others will not succeed in developing products or technologies that will directly compete with those of the Company. The market for measurement software to retrofit traditional CMMs, and for statistical process control is also highly competitive. The Company will be required to make continued investments in technology and product development to maintain its technological advantage over its competition. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company's product development efforts will be sufficient to allow the Company to compete successfully as the industry evolves. The Company's products compete on the basis of portability, accuracy, application features, ease-of-use, quality, price and technical support.

     The Company's only significant direct competitor for its FAROArm(R) and related software is a joint venture of Romer SRL (France) and Romer, Inc. (California). The Company is aware of a direct competitor in Germany, two direct competitors in Italy, and a direct competitor in the United Kingdom, each of which the Company believes currently has negligible sales. The Company also has an established, indirect competitor in Japan that markets a measuring device that is mobile but not portable. There can be no assurance that such companies will not devote additional resources to the development and marketing of products that compete with those of the Company.

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

BACKLOG

     At December 31, 1999, the Company had orders representing approximately $1.8 million in sales. Substantially all outstanding orders at December 31, 1999 were shipped by March 20, 2000.

EMPLOYEES

     At December 31, 1999, the Company had 217 full-time employees, consisting of 85 sales/application-engineering professionals, 34 production staff, 49 research and development staff, 36 administrative staff, and 13 customer service specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy the staffing requirements caused by its planned expansion over the next 12 months.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their ages, are as follows:

NAME                                  AGE    PRINCIPAL POSITION
----                                  ---    ------------------
EXECUTIVE OFFICERS:
Simon Raab, Ph.D. ................    47     Chairman of the Board, Chief Executive Officer,
                                             and President

Gregory A. Fraser, Ph.D. .........    45     Executive Vice President, Secretary, and
                                             Treasurer

Stuart W. Jones ..................    43     Vice President and Chief Financial Officer

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

     GREGORY A. FRASER, PH.D., a co-founder of the Company, has served as Executive Vice President, Secretary, and Treasurer since August 1999. Prior to that Mr. Fraser served as Chief Financial Officer and Executive Vice President since May 1997 and as Secretary, Treasurer and a director of the Company since its inception in 1982. Mr. Fraser holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Theoretical and Applied Mechanics from Northwestern University and a Bachelor of Science and Bachelor of Mechanical Engineering from Northwestern University.

     STUART W. JONES has served as Vice President and Chief Financial Officer since August 1999. Prior to that Mr. Jones served as Chairman, President and Chief Executive Officer of Metermaster Inc. since 1998, and as Executive Vice President and Chief Financial Officer of Metermaster Inc. since 1995. Mr. Jones holds an MBA in Finance and Marketing from the University of Illinois and a Bachelor of Science in Accounting from the University of Virginia.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal operations are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. The Company's European headquarters are located in a leased building in Stuttgart, Germany containing approximately 14,000 square feet. The Company has a combined sales and training facility which is located in a leased building in Wixom, Michigan containing approximately 4,300 square feet. The Company has a combined sales and research and development facility, which is located in a leased building in Aveiro, Portugal containing approximately 2,800 square feet. The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices as those needs develop.

     In addition, the Company has five sales offices in Europe. The Company leases all of the sales offices. The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of calendar 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $.001 per share, began trading on the NASDAQ Stock Market on September 18, 1997, under the symbol FARO. Before that date, there was no established public trading market for the Common Stock. The following table sets forth the high and low sale price of the Company's Common Stock for its two most recent fiscal years:

                                                     1999
                                                ----------------
                                                 HIGH       LOW
                                                -------   ------
                First Quarter ............          7     3 3/4
                Second Quarter ...........     6 7/16     4 5/8
                Third Quarter ............          6     2 3/4
                Fourth Quarter ...........          5     2 1/4

                                                     1998
                                                ----------------
                                                HIGH        LOW
                                                -----      -----
                First Quarter ............     14 1/2        10
                Second Quarter ...........     12 1/2     9 1/4
                Third Quarter ............     11 3/8     2 3/8
                Fourth Quarter ...........     4 1/16     2 3/8

     The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 24, 2000, the last sale price of the Company's Common Stock was $4.25, and there were approximately 76 holders of record of Common Stock. The Company believes that there are approximately 1,900 beneficial owners of its Common Stock.

     On August 10, 1998 the prospectus comprising part of the Company's Registration Statement on Form S-1, File No. 333-57395, was declared effective by the Securities and Exchange Commission. Common Stock was the only class of securities registered. Of the 343,750 shares registered, none had been sold as of March 24, 2000.

     On August 26, 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market, up to a maximum of one million shares of the Company's Common Stock. During the period August 26, 1998 to December 31, 1998 the Company purchased 40,000 shares of Common Stock in the open market. During the year ended December 31, 1999 the Company did not purchase any shares of its Common Stock in the open market.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                   YEARS ENDED DECEMBER 31
                                        ------------------------------------------------------------------------------
                                              1999             1998             1997           1996           1995
                                        ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Sales .................................   $ 33,105,740     $ 27,514,699    $ 23,516,385    $14,656,337    $9,862,242
Cost of sales .........................     14,160,938       11,291,313       9,610,838      6,486,268     4,987,779
--------------------------------------------------------------------------------------------------------------------
Gross profit ..........................     18,944,802       16,223,386      13,905,547      8,170,069     4,874,463
Operating expenses:
Selling ...............................     12,139,567        9,960,914       5,676,113      3,731,762     2,008,301
General and administrative ............      4,974,558        3,161,599       1,519,657        744,206       503,184
Depreciation and amortization .........      4,465,441        2,816,135         293,996        230,799       341,494
Research and development ..............      3,828,801        2,587,181       1,075,505        730,124       363,871
Employee stock options ................        168,912          172,164         408,000         23,100       106,700
Impairment loss on acquired
 intangible assets ....................      3,073,000
In-process research and
 development resulting from
 acquisition ..........................                       3,210,000
--------------------------------------------------------------------------------------------------------------------
Total operating expenses ..............     28,650,279       21,907,993       8,973,271      5,459,994     3,323,550
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations .........     (9,705,477)      (5,684,607)      4,932,276      2,710,075     1,550,913
Other income (expense):
Interest income .......................        715,953        1,077,713         442,444
Other income ..........................        475,162          139,355          57,308         25,145        62,212
Interest expense ......................         (1,924)         (13,023)       (110,768)      (212,669)     (355,468)
--------------------------------------------------------------------------------------------------------------------
(Loss) income before taxes ............     (8,516,286)      (4,480,562)      5,321,260      2,522,554     1,257,657
Income tax (benefit) expense ..........     (1,121,464)         450,532       2,114,630      1,115,892      (342,000)
--------------------------------------------------------------------------------------------------------------------
Net (loss) income .....................   $ (7,394,822)    $ (4,931,094)   $  3,206,630    $ 1,406,662    $1,599,657
--------------------------------------------------------------------------------------------------------------------
Net (loss) income per
 common share:
Basic .................................   $      (0.67)    $      (0.46)   $       0.41    $      0.20    $     0.23
Diluted ...............................          (0.67)           (0.46)           0.39           0.19          0.22
Weighted average common
 shares outstanding:
Basic .................................     11,015,140       10,632,708       7,831,715      7,000,000     7,000,000
Diluted ...............................     11,015,140       10,632,708       8,189,048      7,349,041     7,166,739

                                                                  AT DECEMBER 31
                                        ------------------------------------------------------------------------------
                                              1999             1998            1997           1996           1995
                                        ------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
DATA:
Working capital .......................   $ 24,869,844     $ 30,997,769    $ 37,277,545    $ 3,832,424    $1,321,517
Total assets ..........................     42,103,912       49,120,147      41,192,333      7,815,668     5,479,698
Total debt ............................         26,236          337,710                      1,501,267     2,200,000
Total shareholders' equity ............     36,599,346       45,375,391      38,939,411      3,773,699     2,343,937

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

     The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. In May 1998 the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a German company which develops and markets CAD-based inspection and statistical process control ("SPC") software. The Company's principal products are the FAROArm(R) articulated measuring device and its multi-faceted CAM2 (formerly AnthroCam(R)) software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 30 patents in the United States, 19 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 1,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as General Motors, Daimler-Chrysler, Ford, Boeing, Lockheed Martin, General Electric, Westinghouse Electric, Caterpillar and Komatsu Dresser.

     From its inception in 1982 through 1992, the Company focused on providing computerized, 3-D measurement devices to the orthopedic and neurosurgical markets. During this period, the company introduced a knee laxity measurement device, a diagnostic tool for measuring posture, scoliosis and back flexibility, and a surgical guidance device utilizing a six-axis articulated arm.

     In 1992, in an effort to capitalize on a demand for 3-D portable measurement tools for the factory floor, the Company made a strategic decision to target its core measurement technology to the manufacturing and industrial markets. In order to focus on manufacturing and industrial applications of its technology, the Company phased out the direct sale of its medical products and entered into licensing agreements with two major neurosurgical companies for its medical technology. In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996 and Great Britain in 1997. International sales represented 34.3% of sales in 1997 and 46.4% of sales in 1998, and 46.6% of sales in 1999.

     The Company derives revenues primarily from the sale of the FAROArm(R), its six-axis articulated measuring device, and its multi-faceted CAM2 software. Revenue related to these products is recognized upon shipment.

     Revenue growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices, expanded promotional efforts and the acquisition of CATS. In September 1998 the Company announced the introduction of a new product line consisting of two additional FAROArm models, and the addition of 3 new software components to the CAM2 family, from the CATS acquisition.

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

     Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company's consolidated financial statements. Although the Company has not historically engaged in any hedging transactions to limit risks of currency fluctuations, it intends to do so in the future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company's consolidated statements of operations:


                                                                                   YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                1999          1998          1997
                                                                            -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Sales ...................................................................      100.0%        100.0%        100.0%
Cost of Sales ...........................................................       42.7%         41.0%         40.9%
                                                                               -----         -----         -----
Gross profit ............................................................       57.3%         59.0%         59.1%
Operating expenses:
 Selling ................................................................       36.7%         36.2%         24.1%
 General and administrative .............................................       15.0%         11.5%          6.5%
 Depreciation and amortization ..........................................       13.5%         10.2%          1.3%
 Research and development ...............................................       11.6%          9.4%          4.6%
 Employee stock options .................................................        0.5%          0.6%          1.7%
 Impairment loss on acquired intangible assets ..........................        9.3%          0.0%          0.0%
 In-process research and development resulting from acquisition .........        0.0%         11.7%          0.0%
                                                                               -----         -----         -----
  Total operating expenses ..............................................       86.6%         79.6%         38.2%
                                                                               -----         -----         -----
(Loss) income from operations ...........................................      (29.3)%       (20.7)%        21.0%
Interest income .........................................................        2.2%          3.9%          1.9%
Other income (expense) ..................................................        1.4%          0.5%          0.2%
Interest expense ........................................................        0.0%          0.0%        ( 0.5)%
                                                                               -----         -----         -----
Net (loss) income before income taxes ...................................      (25.7)%       (16.3)%        22.6%
Income tax (benefit) expense ............................................      ( 3.4)%         1.6%          9.0%
                                                                               -----         -----         -----
Net (loss) income .......................................................      (22.3)%       (17.9)%        13.6%
                                                                               =====         =====         =====

1999 COMPARED TO 1998

     SALES. Sales increased $5.6 million, or 20.4%, from $27.5 million in 1998 to $33.1 million in 1999. The increase resulted from increases in the U.S. ($3.0 million, or 20.4%, from $14.7 million to $17.7 million), the three European countries with a direct Company presence ($2.1 million, or 24.7%, from $8.5 million to $10.6 million) and the remainder of the world (an increase of $0.5 million, or 11.6%, from $4.3 million to $4.8 million).

     GROSS PROFIT. Gross profit increased by $2.7 million, or 16.7%, from $16.2 million in 1998 to $18.9 million in 1999. The increase resulted from the increase in sales, partially offset by unusual charges of $0.6 million related to excess and obsolete inventory ($0.5 million) and warranties ($0.1 million). Excluding the unusual charges, gross profit was $19.5 million, or 58.9%, the same gross margin percentage as 1998.

     SELLING EXPENSES. Selling expenses increased $2.1 million, or 21.0%, from $10.0 million in 1998 to $12.1 million in 1999. The increase primarily resulted from selling expenses in Germany, which increased by $1.4 million, with a full year of expenses in 1999 from the German acquisition, compared to seven and a half months in 1998, and an increase in the number of sales and marketing employees in Europe. Selling expenses also increased by $0.4 million, resulting from an unusual write-down of demonstration inventory, which was identified during a thorough worldwide physical inventory. U.S. salaries, commissions, advertising and trade shows also increased and were partially offset by lower spending on other promotions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.8 million, or 56.3%, from $3.2 million in 1998 to $5.0 million in 1999. The increase primarily resulted from general and administrative expenses in Germany, which increased by $1.1 million, with a full year of expenses in 1999 compared to seven and a half months in 1998. General and administrative expenses also increased due to higher salaries, outside services, and professional and legal expenses, and unusual third quarter charges ($0.2 million, primarily for write-offs of doubtful accounts and residual costs related to the German acquisition), partially offset by lower bonuses and a $0.1 million unusual credit.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $1.7 million, or 60.7%, from $2.8 million in 1998 to $4.5 million in 1999. The increase primarily resulted from $1.0 million of unusual expenses ($0.7 million of amortization of software development costs, $0.2 million of depreciation of property and equipment and $0.1 million of amortization of patents with no remaining economic value). These unusual expenses resulted from a review of the Company's assets, which determined that certain patents and capitalized research and development costs should be written off due to changes in technology. Additionally, a full year of amortization of the intangible assets resulting from the German acquisition increased amortization expense in 1999 by $0.3 million.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.2 million, or 46.2%, from $2.6 million in 1998 to $3.8 million in 1999. The increase primarily resulted from an increase in the number of U.S. research and development employees ($0.6 million), a full year of research and development expenses in Germany in 1999, compared to seven and a half months of expenses in 1998 ($0.4 million), and an unusual charge ($0.2 million) to write-off capitalized research and development costs for products no longer sold by the Company.

     EMPLOYEE STOCK OPTION EXPENSES. Employee stock option expenses decreased by $3,000, or 1.7%, from $172,000 in 1998 to $169,000 in 1999. This decrease was a result of a reduction in the amortized deferred compensation expense related to stock options issued in 1995 and 1997. For all options issued in 1999, no compensation expense was recorded, as the exercise price of the options was equal to the market price on the day of the grant.

     IMPAIRMENT LOSS ON ACQUIRED INTANGIBLE ASSETS. An unusual impairment loss of $3.1 million was recorded in 1999 to reflect an impairment of the intangible assets resulting from the German acquisition on May 15, 1998. The impairment resulted from the Company's revised forecast of the cash flows expected from the developed and core software technology acquired with the German acquisition. Amortization expenses in 2000 will drop by approximately $850,000 at present exchange rates as a result of the impairment loss.

     OTHER INCOME. Other income increased by $0.4 million, or 400.0%, from $0.1 million in 1998 to $0.5 million in 1999. The increase resulted principally from an increase in royalty income from an increase in licensing fees for the Company's medical technologies in 1999.

     INTEREST INCOME. Interest income decreased by $0.4 million, or 36.4%, from $1.1 million in 1998 to $0.7 million in 1999. The decrease primarily resulted from a reduction in the Company's cash invested after the acquisition of the German company, which reduced the Company's cash invested for twelve months in 1999, but only seven and a half months in 1998. In addition, more cash was invested in lower-yielding tax exempt municipal bonds during 1999.

     INCOME TAX (BENEFIT) EXPENSE. Income tax benefit increased by $1.6 million, from a $0.5 million expense in 1998 to a $1.1 million benefit in 1999. The benefit resulted from the Company's U.S. operation's taxable loss. The deferred tax benefit on the Company's foreign loss, including the impairment loss, was offset by a $3.1 million valuation allowance.

     NET LOSS. The Company's net loss increased by $2.5 million, or 51.0%, from $4.9 million in 1998 to $7.4 million in 1999. The increase resulted primarily from the unusual impairment loss on acquired intangible assets ($3.1 million, with no offsetting tax benefit) on the intangible assets resulting from the acquisition in Germany. Other unusual operating charges ($2.3 million) and higher recurring general and administrative and research and development expenses as a percentage of sales also contributed to the higher net loss, partially offset by a $1.6 million increase in the income tax benefit. The net loss includes $2.5 million of amortization of intangibles related to the German acquisition, an increase of $0.3 million from 1998.

1998 COMPARED TO 1997

     SALES. Sales increased $4.0 million, or 17.0%, from $23.5 million in 1997 to $27.5 million in 1998. The increase was a result of increases in sales in Europe ($5.4 million) and Canada ($0.6 million), offset by decreases in sales in Asia ($1.0 million) and the United States ($0.8 million).

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.7 million, or 113.3% from $1.5 million in 1997, to $3.2 million in 1998. This increase resulted primarily from the increased number of administrative personnel both at the Company's headquarters and from the acquisition of CATS.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $2.5 million or 833.3%, from $0.3 million in 1997 to $2.8 million in 1998. This increase was primarily due to $2.2 million in amortization expenses related to the intangible assets associated with the Company's acquisition of CATS.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.5 million, or 136.4%, from $1.1 million in 1997 to $2.6 million in 1998. This increase was a result of an increase in the number of research and development employees from 14 at December 31, 1997 to 43 at December 31, 1998.

     EMPLOYEE STOCK OPTIONS. Employee stock option expenses decreased $0.2 million or 50.0%, from $0.4 million in 1997 to $0.2 million in 1998. This decrease was a result of a reduction in the amortized deferred compensation expense relating to stock options issued in 1995 and 1997. For all options issued in 1998, no compensation expense was recorded, as the exercise price of the options was equal to the market price at the day of the grant.

     IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM ACQUISITION. On May 15, 1998 the Company acquired CATS for $5 million and 916,668 shares of the Company's Common Stock and the assumption of certain liabilities. The $3.2 million portion of the purchase price that was attributed to in-process research and development and was expensed immediately.

     INTEREST INCOME. Interest income increased $0.7 million or 175.0%, from $0.4 million in 1997 to $1.1 million in 1998. This increase was a result of a full year of interest in 1998 on the remaining portion of the proceeds from the Company's initial public offering in September 1997, compared to approximately three months of interest on the portion of these proceeds which were invested in 1997.

     INCOME TAX EXPENSE. Income tax expense decreased $1.6 million or 76.2% from $2.1 million in 1997 to $0.5 million in 1998. The income tax provision in 1998 results primarily from the Company's U.S operations being in a taxable position, and the deferred tax benefit of the Company's foreign loss being offset by a $3 million valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

     In September 1997, the Company completed an initial public offering of Common Stock that provided net proceeds of $31.7 million. Total marketable securities (cash and cash equivalents, short-term investments and investments) at December 31, 1999 were $16.9 million, compared to $18.2 million at December 31, 1998.

     For the year ended December 31, 1999, net cash provided by operating activities was $1.5 million compared to net cash used by operating activities of $3.1 million in 1998. Net cash provided by operating activities in 1999, increased primarily due to non-cash depreciation and amortization ($4.5 million) and the impairment loss ($3.1 million) and increases in accounts payable and accrued liabilities ($2.4 million), partially offset by the net loss ($7.4 million) and increases in accounts receivable ($1.0 million).

     Net cash (excluding short-term investments and investments) provided by investing activities (primarily conversions of investments into cash and cash equivalents, which yielded equivalent interest rates at year end) for the year ended December 31, 1999 was $5.3 million, compared to net cash used in investing activities of $25.2 million in 1998. Net cash provided by investing activities increased in 1999 primarily due to decreases in investments ($6.8 million), partially offset by purchases of property and equipment ($1.1 million) and payments for intangible assets ($0.3 million).

     Net cash used in financing activities for the year ended December 31, 1999 was $0.3 million, compared to net cash provided by financing activities of $0.3 million in 1998. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

     Exchange rate changes resulted in a $1.1 million impact on the Company's cash.

     In April 1997, the Company obtained a one-year secured $1.0 million line of credit that bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit has been extended twice for additional one-year terms. There were no outstanding borrowings under this loan agreement at December 31, 1999.

     The Company's principal commitments at December 31, 1999 were leases on its headquarters and regional offices. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital and capital expenditure needs at least through 2000.

FOREIGN EXCHANGE EXPOSURE

     Sales outside the United States represent a significant portion of the Company's total revenues. At present, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. Historically, the Company has not managed the risks associated with fluctuations in exchange rates, but intends to undertake transactions to manage such risks in the future. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. The Company at present is evaluating, and may use foreign exchange contracts with foreign currency options to hedge these risks.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2000.

YEAR 2000

     During fiscal 1999, the Company completed its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than four to define a year and whether such systems would properly and accurately process information when the year changed to 2000.

     At the date of this report, the Company had not experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company does not anticipate any material complaints regarding any year 2000 issues related to its products.

     Year 2000 related costs through December 31, 1999 were limited to employees' time and were expensed as incurred. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial. No significant information system projects were deferred to accommodate the year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          -----
Independent Auditors' Report ..........................................     25

Consolidated Balance Sheets as of December 31, 1999 and 1998 ..........     26

Consolidated Statements of Operations for the Years Ended
 December 31, 1999, 1998 and 1997 .....................................     27

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997 .....................................     28

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997 .....................................     29

Notes to Consolidated Financial Statements ............................     30

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of FARO Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants


Tampa, Florida
March 17, 2000

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31
                                                                             ---------------------------------
                                                                                   1999              1998
                                                                             ---------------   ---------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...............................................    $  6,637,184      $  1,183,656
 Short-term investments ..................................................       6,494,262        17,011,831
 Accounts receivable, less allowance
   for doubtful accounts of $334,612 and $139,690 ........................       9,812,838         8,963,343
 Refundable income taxes .................................................         234,470           716,048
 Inventories .............................................................       6,199,414         6,443,618
 Prepaid expenses and other assets .......................................         447,894           155,037
 Deferred income taxes ...................................................         494,088           121,543
                                                                              ------------      ------------
   Total current assets ..................................................      30,320,150        34,595,076
                                                                              ------------      ------------
PROPERTY AND EQUIPMENT -- at cost:
 Machinery and equipment .................................................       2,895,706         1,873,146
 Furniture and fixtures ..................................................       1,094,927           899,616
 Leasehold improvements ..................................................          34,086            28,889
                                                                              ------------      ------------
   Total .................................................................       4,024,719         2,801,651
 Less accumulated depreciation and amortization ..........................      (2,356,572)       (1,276,459)
                                                                              ------------      ------------
   Property and equipment -- net .........................................       1,668,147         1,525,192
                                                                              ------------      ------------
INTANGIBLE ASSETS -- net .................................................       5,979,072        12,821,191
INVESTMENTS ..............................................................       3,747,694
NOTES RECEIVABLE .........................................................         130,936           178,688
DEFERRED INCOME TAXES ....................................................         257,913
                                                                              ------------      ------------
TOTAL ASSETS .............................................................    $ 42,103,912      $ 49,120,147
                                                                              ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term notes payable to banks .......................................                      $    296,230
 Current portion of long-term debt .......................................    $      8,746             4,156
 Accounts payable ........................................................       2,200,408         2,020,359
 Accrued liabilities .....................................................       2,838,330           832,093
 Current portion of unearned service revenues ............................         317,918           329,731
 Customer deposits .......................................................          84,904           114,738
                                                                              ------------      ------------
   Total current liabilities .............................................       5,450,306         3,597,307
DEFERRED INCOME TAXES ....................................................                            78,220
OTHER LONG-TERM LIABILITIES ..............................................          54,260            69,229
                                                                              ------------      ------------
   Total liabilities .....................................................       5,504,566         3,744,756
                                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 10)
SHAREHOLDERS' EQUITY:
 Class A preferred stock -- par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
 Common stock -- par value $.001, 50,000,000 shares authorized,
   11,392,842 and 11,048,137 issued; 11,019,510 and 11,008,137
   outstanding ...........................................................          11,060            11,048
 Additional paid-in capital ..............................................      47,544,844        47,520,732
 Unearned compensation ...................................................        (123,404)         (292,316)
 Accumulated deficit .....................................................      (9,307,651)       (1,912,829)
 Other comprehensive (loss) income .......................................      (1,374,878)          199,381
 Common stock in treasury, at cost -- 40,000 shares in 1999 and 1998 .....        (150,625)         (150,625)
                                                                              ------------      ------------
   Total shareholders' equity ............................................      36,599,346        45,375,391
                                                                              ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................    $ 42,103,912      $ 49,120,147
                                                                              ============      ============

                See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31
                                                 --------------------------------------------
                                                      1999           1998            1997
                                                 ------------    ------------    ------------
SALES ........................................   $ 33,105,740    $ 27,514,699    $ 23,516,385
COST OF SALES ................................     14,160,938      11,291,313       9,610,838
                                                 ------------    ------------    ------------
   Gross profit ..............................     18,944,802      16,223,386      13,905,547
                                                 ------------    ------------    ------------
OPERATING EXPENSES:
 Selling .....................................     12,139,567       9,960,914       5,676,113
 General and administrative ..................      4,974,558       3,161,599       1,519,657
 Depreciation and amortization ...............      4,465,441       2,816,135         293,996
 Research and development ....................      3,828,801       2,587,181       1,075,505
 Employee stock options ......................        168,912         172,164         408,000
 Impairment loss on acquired intangible assets      3,073,000
 In-process research and development
   resulting from acquisition ................                      3,210,000
                                                 ------------    ------------    ------------
   Total operating expenses ..................     28,650,279      21,907,993       8,973,271
                                                 ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS ................     (9,705,477)     (5,684,607)      4,932,276
OTHER INCOME (EXPENSE):
 Interest income .............................        715,953       1,077,713         442,444
 Other income ................................        475,162         139,355          57,308
 Interest expense ............................         (1,924)        (13,023)       (110,768)
                                                 ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES ............     (8,516,286)     (4,480,562)      5,321,260
INCOME TAX (BENEFIT) EXPENSE .................     (1,121,464)        450,532       2,114,630
                                                 ------------    ------------    ------------
NET (LOSS) INCOME ............................   $ (7,394,822)   $ (4,931,094)   $  3,206,630
                                                 ============    ============    ============
NET (LOSS) INCOME PER COMMON
  SHARE -- BASIC .............................   $      (0.67)   $      (0.46)   $       0.41
                                                 ============    ============    ============
NET (LOSS) INCOME PER COMMON
  SHARE -- DILUTED ...........................   $      (0.67)   $      (0.46)   $       0.39
                                                 ============    ============    ============

                         See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK        ADDITIONAL
                                      ----------------------     PAID-IN       UNEARNED
                                          SHARE     AMOUNTS      CAPITAL     COMPENSATION
                                      ------------ --------- -------------- --------------
BALANCE, JANUARY 1, 1997 ............  7,000,000   $ 7,000   $ 3,961,564      $   (6,500)
 Net income .........................
 Currency translation adjustment,
  net of tax ........................
 Comprehensive
  income ............................
 Granting of employee and
  director stock options ............                            866,793        (501,834)
 Amortization of unearned
  compensation ......................                                             43,854
 Issuance of common stock ...........  2,919,000     2,919    31,673,647
                                       ---------   -------   -----------      ----------
BALANCE, DECEMBER 31, 1997             9,919,000     9,919    36,502,004        (464,480)
 Net loss ...........................
 Currency translation adjustment,
  net of tax ........................
 Comprehensive loss .................
 Issuance of common stock ...........  1,129,137     1,129    10,323,564
 Income tax benefit resulting from
  the exercise of stock options .....                            695,164
 Amortization of unearned
  compensation ......................                                            172,164
 Acquisition of treasury stock ......
                                      ----------   -------    ----------      ----------
BALANCE, DECEMBER 31, 1998            11,048,137    11,048    47,520,732        (292,316)

Net loss ...........................
 Currency translation adjustment,
  net of tax ........................
 Comprehensive loss .................
 Issuance of common stock ...........     11,373        12        24,112
 Amortization of unearned
  compensation ......................                                            168,912
                                      ----------   -------    ----------      ----------
BALANCE, DECEMBER 31, 1999            11,059,510   $11,060   $47,544,844      $ (123,404)
                                      ==========   =======   ===========      ==========

                                                          ACCUMULATED
                                          RETAINED           OTHER
                                          EARNINGS       COMPREHENSIVE
                                        (ACCUMULATED        (LOSS)         TREASURY
                                          DEFICIT)          INCOME           STOCK          TOTAL
                                      ---------------- ---------------- -------------- ---------------
BALANCE, JANUARY 1, 1997 ............ $  (188,365)                                     $ 3,773,699
                                                                                       -----------
 Net income .........................   3,206,630                                        3,206,630
 Currency translation adjustment,
  net of tax ........................                  $  (126,297)                       (126,297)
                                                                                       -----------
 Comprehensive
  income ............................                                                    3,080,333
 Granting of employee and
  director stock options ............                                                      364,959
 Amortization of unearned
  compensation ......................                                                       43,854
 Issuance of common stock ...........                                                   31,676,566
                                       ----------      -----------                     -----------
BALANCE, DECEMBER 31, 1997              3,018,265         (126,297)                     38,939,411
                                                                                       -----------
 Net loss ...........................  (4,931,094)                                      (4,931,094)
 Currency translation adjustment,
  net of tax ........................                      325,678                         325,678
                                                                                       -----------
 Comprehensive loss .................                                                   (4,605,416)
 Issuance of common stock ...........                                                   10,324,693
 Income tax benefit resulting from
  the exercise of stock options .....                                                      695,164
 Amortization of unearned
  compensation ......................                                                      172,164
 Acquisition of treasury stock ......                                     $ (150,625)     (150,625)
                                       ----------      -----------        -----------  -----------
BALANCE, DECEMBER 31, 1998             (1,912,829)         199,381          (150,625)   45,375,391
                                                                                       -----------
 Net loss ...........................  (7,394,822)                                      (7,394,822)
 Currency translation adjustment,
  net of tax ........................                   (1,574,259)                     (1,574,259)
                                                                                       -----------
 Comprehensive loss .................                                                   (8,969,081)
 Issuance of common stock ...........                                                       24,124
 Amortization of unearned
  compensation ......................                                                      168,912
                                      -----------      -----------        ----------   -----------
BALANCE, DECEMBER 31, 1999            $(9,307,651)     $(1,374,878)       $ (150,625)  $36,599,346
                                      ===========      ===========        ==========   ===========

                See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31
                                                                        --------------------------------------------------------
                                                                               1999                1998               1997
                                                                        -----------------   -----------------   ----------------
    CASH FLOWS FROM:
    OPERATING ACTIVITIES:
     Net (loss) income ..............................................     $  (7,394,822)      $  (4,931,094)      $  3,206,630
     Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
      Depreciation and amortization .................................         4,465,441           2,858,108            293,996
      Bad debt expense, net of charge offs ..........................           120,812             107,004                708
      Inventory reserve .............................................           627,411
      Impairment loss on acquired intangible assets .................         3,073,000
      In-process research and development resulting from
        acquisition .................................................                             3,210,000
      Deferred income tax ...........................................          (708,678)            361,737           (125,107)
      Loss on disposal of fixed assets ..............................             5,400                                 10,850
      Employee stock options ........................................           168,912             172,164            408,000
     Change in operating assets and liabilities:
      Decrease (increase) in:
       Accounts receivable ..........................................        (1,048,086)         (1,866,792)        (3,167,200)
       Refundable income taxes ......................................           481,578            (716,048)
       Inventories ..................................................          (394,485)         (2,137,905)          (976,632)
       Notes receivable .............................................            47,752             124,683
       Prepaid expenses and other assets ............................          (292,857)             66,972            (68,778)
      Increase (decrease) in:
       Accounts payable and accrued liabilities .....................         2,380,912            (149,255)          (228,896)
       Unearned service revenues ....................................            (5,757)           (159,794)            50,151
       Customer deposits ............................................           (28,458)             (6,620)          (109,035)
                                                                          -------------       -------------       ------------
        Net cash provided by (used in) operating activities .........         1,498,075          (3,066,840)          (705,313)
                                                                          -------------       -------------       ------------
    INVESTING ACTIVITIES:
     Purchases of property and equipment ............................        (1,120,552)         (1,001,655)          (480,127)
     Acquisition of business net of cash acquired ...................                            (5,668,382)
     Short-term investments .........................................                           (17,011,831)
     Payment of patent costs ........................................                              (105,651)          (203,549)
     Payment of product design costs ................................                              (635,943)          (108,286)
     Payments for intangible assets .................................          (316,527)           (754,559)
     Cash received from investments .................................         6,769,875
                                                                          -------------       -------------       ------------
        Net cash provided by (used in) investing activities .........         5,332,796         (25,178,021)          (791,962)
                                                                          -------------       -------------       ------------
    FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock -- net ..................            24,124             624,842         31,676,566
     Payments on long-term debt and notes payable ...................          (306,403)           (186,447)        (1,501,267)
     Acquisition of treasury stock ..................................                              (150,625)
                                                                          -------------       -------------       ------------
        Net cash (used in) provided by financing activities .........          (282,279)            287,770         30,175,299
                                                                          -------------       -------------       ------------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................        (1,095,064)            325,678           (126,297)
                                                                          -------------       -------------       ------------
    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS ...................................................         5,453,528         (27,631,413)        28,551,727
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................         1,183,656          28,815,069            263,342
                                                                          -------------       -------------       ------------
    CASH AND CASH EQUIVALENTS, END OF YEAR ..........................     $   6,637,184       $   1,183,656       $ 28,815,069
                                                                          =============       =============       ============

                 See notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS -- FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. The Company has three wholly-owned subsidiaries: FARO Worldwide, Inc.; FARO Europe GmbH & Co. KG, a German company, and Antares LDA, a Portuguese company.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive (loss) income.

     REVENUE RECOGNITION, PRODUCT WARRANTY AND EXTENDED MAINTENANCE CONTRACTS -- Revenue related to the Company's 3-D measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized proportionately as maintenance costs are projected to be incurred. Prior to November 1, 1997, such revenues were recognized ratably over the contract term. The change in estimate with respect to the recognition of such revenues more accurately matches revenues with costs incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred.

     CASH AND CASH EQUIVALENTS -- The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     All short-term investments in debt securities which have maturities of three months or less are included in cash and cash equivalents and classified as trading securities, which are carried at their fair value based upon the quoted market prices of those investments at December 31, 1999 and 1998. Accordingly, net realized and unrealized gains and losses on trading securities are included in other income in the consolidated statements of operations. Total trading securities included in cash and cash equivalents were $4,694,451 and $145,437 at December 31, 1999 and 1998, respectively. The gross unrealized gain or loss on all trading securities was an unrealized loss of approximately $18,000 at December 31, 1999, and an unrealized gain of approximately $3,000 at December 31, 1998.

     INVESTMENTS -- Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none have maturities exceeding eighteen months).

     Management determines the appropriate classification of its short term investments and investments in debt securities at the time of the purchase and reevaluates such determinations at each balance sheet date. All investments in debt securities are classified as held to maturity as the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in other income in the consolidated statements of operations. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The gross unrealized gain or loss on all held to maturity debt securities was an unrealized loss of approximately $83,000 at December 31, 1999, and unrealized loss of approximately $40,000 at December 31, 1998.

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

     Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company's products to customers. These products remain in sales demonstration inventory for six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the various classes of assets as follows:

         Machinery and equipment .........   2 to 10 years
         Furniture and fixtures ..........   5 to 10 years

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

     Other intangibles are amortized over periods ranging from 3 to 5 years.

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

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, accounts payable and liabilities to banks. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of their short-term maturities.

     EARNINGS PER SHARE -- Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 12.

     CONCENTRATION OF CREDIT RISK -- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

     In June 1996, the Company entered into an Original Equipment Manufacturer
(OEM) agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company which manufactures and markets metrology tools. Under the agreement, Mitutoyo sells the Company's products under the name SPINARM. The agreement, which grants Mitutoyo a nonexclusive right to sales in Japan, originally expired in June 1999 and was renewed for a successive one-year term in 1999.

     In March 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a North Kingstown, Rhode Island company that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe will market the FAROArm/registered trademark/ worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2001, and is renewable for successive one-year terms.

     No customer represented 6% or more of the Company's total sales for the years ended December 31, 1999 and 1998.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     STOCK-BASED COMPENSATION -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principle Board
(APB) Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

     LONG-LIVED ASSETS -- Long-lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 2 regarding the impairment of certain developed and core technology.

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

     RECENTLY ADOPTED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive (loss) income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company adopted this accounting standard on January 1, 1998, as required. Prior year financial statements have been restated for comparative purposes.

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

     In October 1997 the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted SOP 97-2 on January 1, 1998, as required. Adoption of this SOP 97-2 did not have a material effect on the financial statements.

     NEW ACCOUNTING STANDARDS -- The FASB recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not completed its evaluation of the impact of SFAS No. 133 on the financial statements.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to current year presentation.

2. ACQUISITION OF CATS

     On May 15, 1998, the Company acquired CATS GmbH ("CATS") for total consideration of $16,069,000 consisting of $5 million in cash, 916,668 shares of Common Stock and the assumption of certain outstanding liabilities of CATS. The purchase price includes direct costs of the acquisition in the amount of $674,000.

     In addition, 333,332 shares of Common Stock were placed in escrow to be issued provided CATS met certain sales performance goals within an eighteen-month period following the acquisition. These sales goals were not met by November 15, 1999. The 90-day period for registering disputes expired on February 13, 2000 with no claims. The 333,332 shares held by the escrow agent are being returned to the Company.

     The acquisition agreement provided that the Company would provide a loan to the two former shareholders of CATS to fund their tax liability in connection with the shares of FARO Common Stock that they received in the acquisition. The former CATS shareholders remain key employees of the Company. Pursuant to a Loan Agreement dated August 2, 1999 with each of the former CATS shareholders, the Company has agreed to loan to the former CATS shareholders an amount equal to their tax obligation to the German tax authorities in connection with the acquisition of CATS. The aggregate amount of the loans is estimated to be approximately $2 million. The Company is not obligated to provide the loans until the German tax authorities request payment for the tax from the former CATS shareholders, which has not yet occurred. Moreover, the loan commitment will cease if the Company's share price rises to $11.34 per share (the price establishing the tax liability) for several consecutive days. If the loans are made, they will be for a term of three years, at an interest rate of approximately 4.3%, with an option for the borrower to extend the term for an additional three years. As collateral for the loans, the former CATS shareholders will pledge to the Company the number of shares of Company Common Stock equal to the amount of the loan divided by 6.375. If the amount of the loans is $2 million, the loans will be secured by 313,725 shares. The loans will be a non-recourse obligation of the former CATS shareholders.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

2. ACQUISITION OF CATS--(CONTINUED)

     The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

    Tangible assets (including cash of $5,618) .........   $ 1,522,000
    Intangible assets:
     Developed and core technology .....................     8,940,000
     Workforce in place ................................       550,000
     Customer relations ................................       590,000
     Goodwill ..........................................     2,871,000
     In-process technology .............................     3,210,000
    Liabilities assumed ................................    (1,614,000)
                                                           -----------
                                                           $16,069,000
                                                           ===========

     The valuation of CATS was based on management's estimates of after tax net cash flows and gives explicit consideration to the Security and Exchange Commission's ("SEC") recent views on in-process research and development in purchase transactions. In making the allocation of purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in-process technology were consistent with the relative contributions of each of the final products and (2) the stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

     The amount allocated to in-process research and development of $3.2 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful future development was uncertain.

     In the fourth quarter of 1999, the Company recorded a write-down of developed and core technology of approximately $3,073,000 in the Consolidated Statement of Operations. This write-down was in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 121"). Developed and core technology was determined to have been impaired because the anticipated future cash flows resulting from the software products acquired from CATS GmbH indicate that the recoverability of a portion of the developed and core technology is not reasonably assured. The estimated fair value of the developed and core technology was determined by calculating the present value of the estimated future cash flows.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

2. ACQUISITION OF CATS--(CONTINUED)

     The operating results of CATS have been included in the Consolidated Statements of Operations since the date of acquisition. The following unaudited pro forma results of operations are presented for informational purposes assuming that the Company had acquired CATS as of January 1, 1997. The $3.2 million charge off for in-process research and development has been excluded from the pro forma results as it represents a material unusual charge.

                                      YEARS ENDED DECEMBER 31
                                   ------------------------------
                                       1998              1997
                                   -----------        -----------
     Revenues ..................   $28,357,000        $26,860,000
     Net (loss) income .........    (1,215,000)         1,369,000
     (Loss) income per share:
      Basic ....................   $     (0.11)       $      0.16
      Diluted ..................   $     (0.11)       $      0.15

     The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     Selected cash payments and non cash activities were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                        -------------------------------------------
                                                            1999            1998           1997
                                                        ------------    ------------   ------------
       Cash paid for interest .......................   $      3,237    $     13,023   $    110,768
       Cash paid for income taxes ...................         24,392         569,481      1,951,286
       Non cash investing and financing activities:
        Business acquired:
         Fair market value of assets acquired, net of
            cash acquired ...........................                     17,677,382
         Liabilities assumed ........................                     (1,614,000)
         Common stock issued ........................                     10,395,015

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

4. INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31
                                                   ----------------------------
                                                       1999              1998
                                                   ------------     -----------
     Raw materials .............................   $  1,914,543     $ 2,778,081
     Finished goods ............................      1,191,977       1,486,572
     Sales demonstration .......................      3,092,894       2,178,965
                                                   ------------     -----------
                                                   $  6,199,414     $ 6,443,618
                                                   ============     ===========

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                            DECEMBER 31
                                                   ----------------------------
                                                       1999             1998
                                                   ------------     -----------
     Goodwill ..................................   $  2,695,632     $ 3,033,767
     Existing product technology ...............      5,320,924       9,446,839
     Work force in place .......................        516,405         581,181
     Customer relationships ....................        553,961         623,449
     Product design costs ......................        886,897         744,229
     Patents ...................................      1,102,821         956,439
     Other .....................................        283,067         130,639
                                                   ------------     -----------
                                                     11,359,707      15,516,543
     Accumulated amortization ..................     (5,380,635)     (2,695,352)
                                                   ------------     -----------
     Intangible assets -- net ..................   $  5,979,072     $12,821,191
                                                   ============     ===========

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                            DECEMBER 31
                                                   ----------------------------
                                                       1999             1998
                                                   ------------     -----------
     Accrued compensation and benefits .........   $  1,334,675     $   221,105
     Accrued royalties and warranties ..........        227,486
     Other accrued liabilities .................      1,276,169         610,988
                                                   ------------     -----------
                                                   $  2,838,330     $   832,093
                                                   ============     ===========

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

7. NOTES PAYABLE AND DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
           5.8% secured note ......................    $  5,424      $ 10,092
           4-year, 5.9% automobile loan ...........      20,812
           Unsecured note to shareholders .........                    31,388
                                                       --------      --------
                                                         26,236        41,480
           Less current portion ...................      (8,746)       (4,156)
                                                       --------      --------
                                                       $ 17,490      $ 37,324
                                                       ========      ========

     Long-term debt of $17,490 and $37,324 is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively.

     The secured note is collateralized by a telephone system and was repaid in full in January 2000. In November 1999, a subsidiary acquired a company vehicle through a financing medium payable in 4 years to expire in 2003. The loan was originally financed for approximately $22,000.

     In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit which bears interest at the 30-day commercial paper rate plus 2.65% per annum. The line of credit was extended in 1998 and 1999 and expires on March 31, 2000. No borrowings were outstanding under this line of credit as of December 31, 1999 and 1998.

     A subsidiary has a standby line of credit for $20,000 with a German bank to secure the remaining lease obligation on the former German headquarters. A 3% fee is charged annually on the amount of the line of credit.

     In December 1998, the Company had available with two financial institutions short-term revolving lines of credit aggregating $445,000. Under these lines, a subsidiary could borrow funds for operations. These lines of credit were personally guaranteed by certain shareholders. The total amount outstanding on these lines at December 31, 1998 was approximately $296,000. The average interest rates in such borrowings at December 31, 1998 was 9%. The entire balance was repaid in 1999 and the line of credit was not renewed.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS

     LEASES -- The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), a 26% shareholder. The lease, which was amended in 1997 to provide for additional premises and an increase in base rent of approximately $150,000, expires on February 28, 2001. The Company has two five-year renewal options. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $358,000 in 1999, $300,000 for 1998 and $150,000 for 1997.

9. INCOME TAXES

     (Loss) income before taxes consisted of the following:

                                                              YEARS ENDED DECEMBER 31
                                                   -------------------------------------------
                                                       1999              1998           1997
                                                   ------------     ------------    ----------
   Domestic ..................................     $ (2,508,948)    $    712,795    $5,584,295
   Foreign ...................................       (6,007,338)      (5,193,357)     (263,035)
                                                   ------------     ------------    ----------
   (Loss) income before income taxes .........     $ (8,516,286)    $ (4,480,562)   $5,321,260
                                                   ============     ============    ==========

     The components of the income tax (benefit) expense for income taxes are as follows:

                                                                     DECEMBER 31
                                                   -------------------------------------------
                                                       1999             1998           1997
                                                   ------------     ------------    ----------
   Current:
    Federal .................................      $   (357,453)    $     75,174    $1,945,035
    State ...................................           (55,333)          13,621       294,702
                                                   ------------     ------------    ----------
                                                       (412,786)          88,795     2,239,737
                                                   ------------     ------------    ----------
   Deferred:
    Federal .................................          (585,932)         107,597      (108,646)
    State ...................................            10,174           10,666       (16,461)
    Foreign .................................          (132,920)         243,474
                                                   ------------     ------------    ----------
                                                       (708,678)         361,737      (125,107)
                                                   ------------     ------------    ----------
                                                   $ (1,121,464)    $    450,532    $2,114,630
                                                   ============     ============    ==========

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

9. INCOME TAXES--(CONTINUED)

     Income tax (benefit) expense for the years ended December 31, 1999, 1998 and 1997 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

                                                                        YEARS ENDED DECEMBER 31
                                                            -----------------------------------------------
                                                                1999               1998             1997
                                                            ------------       ------------      ----------
   Tax (benefit) expense at statutory rate ............     $ (2,895,537)      $ (1,523,391)     $1,809,228
   State income taxes, net of federal benefit .........         (109,543)            46,719         181,713
   Nontaxable interest income .........................         (141,180)          (121,442)
   Foreign tax rate difference ........................         (986,167)          (943,551)
   Research and development credit ....................         (171,059)          (103,309)        (64,893)
   Nondeductible items ................................           42,530             22,831         159,198
   Change in deferred tax asset
    valuation allowance ...............................        3,028,662          3,033,000
   Other ..............................................          110,830             39,675          29,384
                                                            ------------       ------------      ----------
   Total income tax (benefit) expense .................     $ (1,121,464)      $    450,532      $2,114,630
                                                            ============       ============      ==========

     The components of the Company's net deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                                                        DECEMBER 31
                                                                               ----------------------------
                                                                                   1999             1998
                                                                               ------------      ----------
   Net deferred tax asset/(liability) -- current
    Unearned service revenue .................................                 $      6,780      $   98,230
    Product design costs .....................................                     (124,303)       (272,631)
    Tax credits and carryforwards ............................                        2,686         234,970
    Other ....................................................                      608,925          60,974
                                                                               ------------      ----------
   Net deferred tax asset -- current .........................                 $    494,088      $  121,543
                                                                               ============      ==========
   Net deferred tax asset/(liability) -- non-current
    Depreciation .............................................                 $     49,618      $  (22,979)
    Employee stock options ...................................                      150,363          87,347
    Unearned service revenue .................................                      106,305          52,082
    Patent amortization ......................................                      (48,373)        (72,963)
    Intangible assets ........................................                    3,762,451       2,089,000
    Foreign currency translation adjustment ..................                                     (132,920)
    Tax credits and carryforwards ............................                    2,299,211         944,000
    Other ....................................................                                       11,213
    Valuation allowance ......................................                   (6,061,662)     (3,033,000)
                                                                               ------------      ----------
   Net deferred tax asset/(liability) -- non-current .........                 $    257,913      $  (78,220)
                                                                               ============      ==========

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

9. INCOME TAXES--(CONTINUED)

     At December 31, 1999, the Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards, which do not expire, and intangible assets of $2,299,211 and $3,762,451, respectively. For financial reporting purposes, a valuation allowance of $6,061,662 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets.

10. COMMITMENTS AND CONTINGENCIES

     LEASES -- The following is a schedule of future minimum lease payments required under noncancelable operating leases, including leases with related parties (see Note 8), in effect at December 31, 1999:

   YEAR ENDING DECEMBER 31                            AMOUNT
   -----------------------                          ----------
   2000 .........................................   $  964,000
   2001 .........................................      536,000
   2002 .........................................      334,000
   2003 .........................................      292,000
   2004 .........................................      283,000
                                                    ----------
   Total future minimum lease payments ..........   $2,409,000
                                                    ==========

     Rent expense for 1999, 1998 and 1997 was approximately $973,000, $641,000 and $236,000, respectively.

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

11. STOCK OPTION PLANS

     The Company has three stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1993 Stock Option Plan ("1993 Plan") and the Amended and Restated 1997 Employee Stock Option Plan ("1997 Plan") provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The Non-Employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

11. STOCK OPTION PLANS--(CONTINUED)

     The Company is authorized to grant options for up to 1,000,000 shares of Common Stock under the 1993 Plan, of which 295,997 and 133,218 options have been granted at exercise prices of $0.36 and $3.60, respectively. These options vest over primarily 3 and 4 year periods.

     The Company is authorized to grant options for up to 1,400,000 shares of Common Stock under the 1997 Plan, of which 857,594 options have been granted at exercise prices between $3.31 and $14.30 (for those meant to qualify for treatment as incentive stock options). These options vest over a three-year period. Subsequent to December 31, 1999, an additional 218,550 options were granted.

     The Company is authorized to grant up to 250,000 shares of Common Stock under the Non-Employee Director Plan. Each non-employee director is granted 3,000 options upon election or reelection to the Board of Directors (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three-year period. Additionally in 1997, certain non-employee directors were granted options to purchase 160,000 of Common Stock in consideration for their prior service on the Board of Directors. These options vested upon grant at an exercise price of $12.

     Additionally, the Company's 1997 Non-Employee Directors' Fee Plan permits non-employee directors to elect to receive directors' fees in the form of Common Stock rather than cash. Common Stock issued in lieu of cash directors' fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the Common Stock for the five trading days immediately preceding the last business day of the quarter.

     Compensation cost charged to operations associated with the Company's stock option plans was $168,912, $172,164 and $408,000 in 1999, 1998 and 1997,
respectively. Compensation cost was based on the difference between the value of the stock, at date of grant, and its exercise price multiplied by the number of shares vested in each year.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

11. STOCK OPTION PLANS--(CONTINUED)

     A summary of stock option activity and weighted average exercise prices follows:

                                                             YEARS ENDED DECEMBER 31
                                    -------------------------------------------------------------------------
                                              1999                     1998                    1997
                                    ------------------------ ------------------------ -----------------------
                                                  WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                EXERCISE
                                       OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                    ------------ ----------- ------------ ----------- ------------ ----------
  Outstanding at beginning of
    year .......................... 1,194,165     $  9.73      955,723     $  8.00       190,512    $  0.36
   Granted ........................    66,000        4.76      535,381        8.64       797,001       9.90
   Forfeited ......................  (108,106)       7.76      (84,470)       8.22       (31,790)      9.67
   Exercised ......................   (11,373)       2.60     (212,469)       1.17
                                    ---------                 --------                   -------
  Outstanding at year-end ......... 1,140,686        9.79    1,194,165        9.73       955,723       8.00
                                    =========                =========                   =======
  Outstanding exercisable at
    year-end ......................   659,275     $ 10.49      417,780     $ 10.78       498,680    $  6.67
  Weighted-average fair value
    of options granted during
    the year ...................... $    3.75                $    5.26                 $    4.82

     A summary of stock options outstanding and exercisable as of December 31, 1999 follows:

                                                             WEIGHTED-AVERAGE
                       EXERCISE            OPTIONS               REMAINING              OPTIONS
                        PRICE            OUTSTANDING     CONTRACTUAL LIFE (YEARS)     EXERCISABLE
                ---------------------   -------------   --------------------------   ------------
                    $       0.36           27,859                 5.97                  27,859
                    $  3.31-3.64          243,366                 8.59                 103,914
                    $  4.16-5.62           60,000                 9.52                       0
                    $10.34-11.35          137,461                 8.52                  45,817
                    $      12.00          332,000                 7.72                 275,018
                    $13.00-13.20          240,000                 5.74                 173,334
                    $      14.30          100,000                 8.16                  33,333
                                          -------                                      -------
                                        1,140,686                                      659,275
                                        =========                                      =======

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

11. STOCK OPTION PLANS--(CONTINUED)

     Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

      YEAR ENDING
      DECEMBER 31                                       AMOUNT
     ------------                                      --------
         2000                                           283,918
         2001                                           175,825
         2002                                            21,668
                                                        -------
                                                        481,411
                                                        =======

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                              YEARS ENDED IN DECEMBER 31
                                                 -----------------------------------------------------
                                                       1999               1998               1997
                                                 ----------------   ----------------   ---------------
   Net (loss) income .........   As reported       $ (7,394,822)      $ (4,931,094)      $ 3,206,630
                                 Pro forma           (8,531,554)        (5,720,379)        2,345,551
   (Loss) income per share --
    Basic ....................   As reported       $      (0.67)      $      (0.46)      $      0.41
                                 Pro forma                (0.77)             (0.54)             0.30
   (Loss) income per share --
    Diluted ..................   As reported       $      (0.67)      $      (0.46)      $      0.39
                                 Pro forma                (0.77)             (0.54)             0.29

     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:


                                               YEARS ENDED IN DECEMBER 31
                                        -----------------------------------------
                                            1999           1998           1997
                                        ----------    -------------   -----------
    Risk-free interest rate .........        5.50%    4.86 to 5.83%         5.63%
    Expected dividend yield .........           0%               0%            0%
    Expected option life ............   3-10 years       3-10 years    3-10 years
    Stock price volatility ..........      105.21%           91.32%        46.33%

     The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net (loss) income and (loss) income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

12. EARNINGS PER SHARE

     A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                  YEARS ENDED DECEMBER 31
                          ------------------------------------------------------------------------
                                    1999                     1998                    1997
                          ------------------------ ------------------------ ----------------------
                                        PER-SHARE                PER-SHARE               PER-SHARE
                             SHARES       AMOUNT      SHARES       AMOUNT      SHARES     AMOUNT
                          ------------ ----------- ------------ ----------- ----------- ----------
   Basic EPS ............ 11,015,140     $ (0.67)  10,632,708     $ (0.46)   7,831,715    $ 0.41
   Effect of dilutive
   securities:
    Stock options .......                                                      355,495
    Warrants ............                                                        1,838
                          ----------               ----------                ---------
   Diluted EPS .......... 11,015,140     $ (0.67)  10,632,708     $ (0.46)   8,189,048    $ 0.39
                          ==========               ==========                =========

13. BENEFIT PLAN

     During 1996, the Company established a defined contribution retirement 401k plan for its employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 4% of compensation. The Company made no contributions to the Plan during the three years ending December 31, 1999.

14. SEGMENT GEOGRAPHIC DATA

     The Company develops, manufactures, markets and supports Computer-Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents more than 99% of consolidated sales. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area. The Company has aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

14. SEGMENT GEOGRAPHIC DATA--(CONTINUED)

methods used to distribute the Company's products. The following table presents information about the Company by geographic area:

                                                              DECEMBER 31
                         --------------------------------------------------------------------------------------
                                    1999                         1998                          1997
                         --------------------------- ----------------------------- ----------------------------
                                         LONG-LIVED                   LONG-LIVED                    LONG-LIVED
                              SALES        ASSETS         SALES         ASSETS          SALES         ASSETS
                         -------------- ------------ -------------- -------------- -------------- -------------
United States .......... $17,687,875    $2,522,654   $14,740,829    $ 2,707,921    $15,439,776     $1,522,627
Germany ................   6,321,760     5,083,420     4,920,197     11,592,359      1,235,066
United Kingdom .........   2,568,020                   1,916,115                     1,263,294
France .................   1,716,031        41,145     1,647,798
Canada .................   1,286,501                   1,283,834                     1,252,423
Other foreign ..........   3,525,553                   3,005,926         46,103      4,325,826         53,132
                         -----------    ----------   -----------    -----------    -----------     ----------
 Total ................. $33,105,740    $7,647,219   $27,514,699    $14,346,383    $23,516,385     $1,575,759
                         ===========    ==========   ===========    ===========    ===========     ==========

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                            MARCH 31,         JUNE 30,      SEPTEMBER 30,      DECEMBER 31,
QUARTER ENDED                  1999             1999             1999              1999
-------------            ---------------   -------------   ---------------   ---------------
Sales ................    $  6,904,496     $8,611,436       $  7,025,005       $10,564,803
Gross profit .........       4,165,767      5,163,983          3,633,976         5,981,076
Net loss .............      (1,140,791)      (164,555)        (1,663,750)       (4,425,726)
Net loss per share:
 Basic ...............    $      (0.10)    $    (0.01)       $     (0.15)      $     (0.40)
 Diluted .............           (0.10)         (0.01)             (0.15)            (0.40)

                                 MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
QUARTER ENDED                      1998             1998            1998            1998
-------------                ---------------- --------------- --------------- ---------------
Sales ......................   $  6,682,201    $  7,721,808    $  4,972,182    $  8,138,508
Gross profit ...............      4,000,439       4,941,965       2,512,039       4,768,943
Net income (loss) ..........      1,023,391      (1,709,731)     (2,740,809)     (1,503,945)
Net income (loss) per share:
 Basic .....................   $       0.10    $      (0.16)   $      (0.25)   $      (0.13)
 Diluted ...................           0.10           (0.16)          (0.25)          (0.13)

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--(CONTINUED)

     The fourth quarter of 1999 includes unusual charges of approximately $3,073,000 related to the impairment of existing developed and core software technology acquired from CATS GmbH; unusual charges of approximately $900,000 related to obsolete inventory and a write-down of demonstration inventory, which was identified during a worldwide physical inventory; and unusual charges of approximately $1,200,000, primarily related to the write-off of certain patents and capitalized research and development costs due to changes in technology.

     The second quarter of 1998 includes unusual charges of $3,210,000 related to the portion of the CATS purchase price attributed to in-process research and development that was expensed immediately.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information to be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

     (1) FINANCIAL STATEMENTS. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Deloitte & Touche LLP, Independent Certified Public Accountants, filed as part of this Form 10-K.

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

 10.2      Amended and Restated 1997 Employee Stock Option Plan (FILED AS ANNEX A TO REGISTRANT'S
           PROXY STATEMENT DATED MARCH 29, 2000, AND INCORPORATED HEREIN BY REFERENCE)

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
           REFERENCE)

  EXHIBIT
    NO.                                                DESCRIPTION
----------   -----------------------------------------------------------------------------------------------
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

 10.13       Faro OEM Purchase Agreement, dated March 12, 1999 between the Company and Brown &
             Sharpe Manufacturing Company. (FILED AS EXHIBIT 10.13 TO REGISTRANT'S FORM 10-K FOR
             CALENDAR YEAR 1998, NO. 000-23081 AND INCORPORATED HEREIN BY REFERENCE)

 10.14       Offer Letter to Stuart W. Jones, dated August 9, 1999 (FILED HEREWITH)

 10.15       Extension of WCMA Line of Credit No. 740-07K27 dated March 31, 1999 between the registrant and Merrill Lynch Business Financial Services, Inc. (FILED HEREWITH)

 10.16       OEM Contract (1) year extension, signed March 8 and 11, 2000, respectively, between the
             Registrant and Brown & Sharpe Manufacturing Company. (FILED HEREWITH)

 11.1        Statement re Computation of Per Share Earnings (INCORPORATED BY REFERENCE FROM PAGE 1 TO
             THE REGISTRANT'S 1999 ANNUAL REPORT TO STOCKHOLDERS FILED AS EXHIBIT 13.1)

 13.1        Annual Report to Stockholders for the year ended December 31, 1999 (TO BE DEEMED FILED
             HEREWITH ONLY TO THE EXTENT REQUIRED BY THE INSTRUCTIONS TO EXHIBITS FOR REPORTS ON FORM 10-K)

 21.1        List of Subsidiaries (FILED HEREWITH)

 23.1        Consent of Deloitte & Touche LLP (FILED HEREWITH)

 24.1        Power of Attorney (INCLUDED ON PAGE 54 OF THIS REPORT)

 27.1        Financial Data Schedule for the year ended December 31, 1999 (FILED HEREWITH FOR SEC
             FILING PURPOSES ONLY)

 99.1        Properties (FILED HEREWITH)

     (b) REPORTS ON FORM 8-K


     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              FARO TECHNOLOGIES, INC.


                              By:              /s/ STUART W. JONES
                                 -----------------------------------------------
                                                   Stuart W. Jones
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints SIMON RAAB, Ph.D., GREGORY A. FRASER, Ph.D. and STUART W. JONES and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

       NAME AND SIGNATURE                           TITLE                         DATE
       ------------------                           -----                         ----
       /s/ SIMON RAAB              Chairman of the Board, President,        March 29, 2000
-----------------------------        Chief Executive Officer
      Simon Raab, Ph.D.              (Principal Executive Officer),
                                     and Director

    /s/ GREGORY A. FRASER          Executive Vice President, Secretary,     March 29, 2000
-----------------------------        Treasurer, and Director
  Gregory A. Fraser, Ph.D.

    /s/ HUBERT D'AMOURS            Director                                 March 29, 2000
-----------------------------
     Hubert d' Amours

     /s/ PHILIP COLLEY             Director                                 March 29, 2000
-----------------------------
      Philip Colley

    /s/ ALEXANDRE RAAB             Director                                 March 29, 2000
-----------------------------
      Alexandre Raab

   /s/ NORMAN H. SCHIPPER          Director                                 March 29, 2000
-----------------------------
    Norman H. Schipper

      /s/ ANDRE JULIEN             Director                                 March 29, 2000
----------------------------
        Andre Julien