Form 10-Q
period 2000-03-31
FARO TECHNOLOGIES INC
filed 2000-05-15
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000


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


Class: Voting Common Stock, $.001 Par Value
Outstanding at May 12, 2000: 11,354,014

FARO Technologies, Inc.
Index to Form 10-Q

PART I.  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                     3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2000 and 1999                                  4


         Condensed Consolidated Statements of Shareholders' Equity             5

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999                                  6


         Notes to Condensed Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12


PART II.       OTHER INFORMATION


Item 5.  Other Information                                                    12
Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                            FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             ASSETS

                                                                                     MARCH 31,               DECEMBER 31,
                                                                                        2000                     1999
                                                                                ---------------------    ---------------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents (Note C)                                                     $ 6,916,314              $ 6,637,184
  Short-term investments (Note C)                                                          6,467,808                6,494,262
  Accounts receivable - net of allowance                                                  10,549,110                9,812,838
  Income taxes refundable                                                                    151,592                  234,470
  Inventories                                                                              6,939,098                6,199,414
  Prepaid expenses and other assets                                                          468,302                  447,894
  Deferred income taxes                                                                      572,669                  494,088
                                                                                ---------------------    ---------------------
      Total current assets                                                                32,064,893               30,320,150
                                                                                ---------------------    ---------------------
PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                                                  2,953,191                2,895,706
  Furniture and fixtures                                                                   1,167,230                1,094,927
  Leasehold improvements                                                                      74,686                   34,086
                                                                                ---------------------    ---------------------
      Total                                                                                4,195,107                4,024,719
Less accumulated depreciation                                                             (2,585,568)              (2,356,572)
                                                                                ---------------------    ---------------------
      Property and equipment, net                                                          1,609,539                1,668,147
                                                                                ---------------------    ---------------------
INTANGIBLE ASSETS - net                                                                    5,285,370                5,979,072

INVESTMENTS (Note C)                                                                       2,497,684                3,747,694

NOTES RECEIVABLE                                                                             121,681                  130,936

DEFERRED INCOME TAXES                                                                        262,210                  257,913
                                                                                ---------------------    ---------------------
TOTAL ASSETS                                                                             $41,841,377              $42,103,912
                                                                                =====================    =====================

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $ 2,845,854              $ 2,200,408
  Accrued and other current liabilities                                                    2,657,342                2,847,076
  Current portion of unearned service revenues                                               608,145                  317,918
  Customer deposits                                                                          102,805                   84,904
                                                                                ---------------------    ---------------------
      Total current liabilities                                                            6,214,146                5,450,306

LONG-TERM LIABILITIES                                                                         67,867                   54,260
                                                                                ---------------------    ---------------------
TOTAL LIABILITIES                                                                          6,282,013                5,504,566
                                                                                ---------------------    ---------------------
SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,394,014 and 11,392,842 issued;
    11,020,682 and 11,019,510 outstanding, respectively                                       11,061                   11,060
  Additional paid-in capital                                                              47,549,065               47,544,844
  Unearned compensation                                                                      (91,733)                (123,404)
  Accumulated deficit                                                                     (9,725,221)              (9,307,651)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of tax                                        (2,033,183)              (1,374,878)
  Treasury stock                                                                            (150,625)                (150,625)
                                                                                ---------------------    ---------------------
      Total shareholders' equity                                                          35,559,364               36,599,346
                                                                                ---------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $41,841,377              $42,103,912
                                                                                =====================    =====================

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                      -------------------------------------------------
                                              2000                        1999
                                      -------------------------------------------------
Sales                                          $ 9,849,767                 $ 6,904,496
Cost of sales                                    3,940,360                   2,738,729
                                      ---------------------       ---------------------
Gross profit                                     5,909,407                   4,165,767

Operating expenses:
      Selling                                    3,630,141                   2,544,114
      General and administrative                 1,295,134                   1,307,334
      Depreciation and amortization                638,099                     864,469
      Research and development                   1,001,447                     774,266
      Employee stock options                        31,671                      42,246
                                      ---------------------       ---------------------
      Total operating expenses                   6,596,492                   5,532,429
                                      ---------------------       ---------------------
Loss from operations                              (687,085)                 (1,366,662)

Interest income                                    197,249                      94,469
Other income                                        72,266                      79,927
                                      ---------------------       ---------------------
Loss before income taxes                          (417,570)                 (1,192,266)
Income tax benefit                                       -                      51,475
                                      ---------------------       ---------------------
Net loss                                        $ (417,570)                $(1,140,791)
                                      =====================       =====================
NET LOSS PER COMMON SHARE - BASIC                  $ (0.04)                    $ (0.10)
                                      =====================       =====================
NET LOSS PER COMMON SHARE - DILUTED                $ (0.04)                    $ (0.10)
                                      =====================       =====================


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common Stock           Additonal
                                                   ------------------------       Paid-in          Unearned        Accumulated
                                                     Shares         Amounts       Capital        Compensation       Deficit
                                                   -----------    ---------    -------------     ------------     ------------
BALANCE, JANUARY 1, 1998                            9,919,000      $ 9,919     $ 36,502,004       $ (464,480)     $ 3,018,265

      Net loss                                                                                                     (4,931,094)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                      1,129,137        1,129       10,323,564

      Income tax benefit resulting from the
        exercise of stock options                                                   695,164

      Amortization of unearned compensation                                                          172,164

      Acquisition of treasury stock
                                                   -----------    ---------    -------------     ------------     ------------
BALANCE, DECEMBER 31, 1998                         11,048,137       11,048       47,520,732         (292,316)      (1,912,829)

      Net loss                                                                                                     (7,394,822)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                         11,373           12           24,112

      Amortization of unearned compensation                                                          168,912
                                                   -----------    ---------    -------------     ------------     ------------
BALANCE, DECEMBER 31, 1999                         11,059,510       11,060       47,544,844         (123,404)      (9,307,651)

      Net loss                                                                                                       (417,570)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                          1,172            1            4,221

      Amortization of unearned compensation                                                           31,671
                                                   -----------    ---------    -------------     ------------     ------------
BALANCE, MARCH 31, 2000 (Unaudited)                11,060,682     $ 11,061     $ 47,549,065        $ (91,733)      (9,725,221)
                                                   ===========    =========    =============     ============     ============


                                                    Accumulated
                                                       Other
                                                   Comprehensive     Treasury
                                                   Income (Loss)       Stock            Total
                                                   -------------     -----------    --------------
BALANCE, JANUARY 1, 1998                             $ (126,297)                     $ 38,939,411

      Net loss                                                                         (4,931,094)

      Currency translation adjustment, net of tax       325,678                           325,678
                                                                                    --------------
      Comprehensive loss                                                               (4,605,416)

      Issuance of common stock                                                         10,324,693

      Income tax benefit resulting from the
        exercise of stock options                                                         695,164

      Amortization of unearned compensation                                               172,164

      Acquisition of treasury stock                                    (150,625)         (150,625)
                                                   -------------     -----------    --------------
BALANCE, DECEMBER 31, 1998                              199,381        (150,625)       45,375,391

      Net loss                                                                         (7,394,822)

      Currency translation adjustment, net of tax    (1,574,259)                       (1,574,259)
                                                                                    --------------
      Comprehensive loss                                                               (8,969,081)

      Issuance of common stock                                                             24,124

      Amortization of unearned compensation                                               168,912
                                                   -------------     -----------    --------------
BALANCE, DECEMBER 31, 1999                           (1,374,878)       (150,625)       36,599,346

      Net loss                                                                           (417,570)

      Currency translation adjustment, net of tax      (658,305)                         (658,305)
                                                                                    --------------
      Comprehensive loss                                                               (1,075,875)

      Issuance of common stock                                                              4,222

      Amortization of unearned compensation                                                31,671
                                                   -------------     -----------    --------------
BALANCE, MARCH 31, 2000 (Unaudited)                 $(2,033,183)     $ (150,625)     $ 35,559,364
                                                   =============     ===========    ==============

      See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                  -----------------------------------------------------
                                                          2000                            1999
                                                  ---------------------           ---------------------
OPERATING ACTIVITIES:
  Net loss                                                  $ (417,570)                    $(1,140,791)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                              638,099                         864,469
    Bad debt expense, net of charge offs                        30,000                               -
    Inventory reserve                                         (234,561)                              -
    Deferred income taxes                                      (82,878)                       (130,197)
    Employee stock options                                      31,671                               -
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                     (991,065)                        131,568
      Income taxes refundable                                   82,878                          23,653
      Inventories                                             (520,079)                     (1,175,160)
      Notes receivable                                               -                          46,335
      Prepaid expenses and other assets                        (32,596)                       (181,773)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                 568,395                          57,030
      Unearned service revenues                                311,348                         189,787
      Customer deposits                                         21,337                           1,800
                                                  ---------------------           ---------------------
        Net cash used in operating activities                 (595,021)                     (1,313,279)
                                                  ---------------------           ---------------------

INVESTING ACTIVITIES:
  Cash received from investments                             1,276,464                       1,423,251
  Purchases of property and equipment                         (225,556)                       (169,481)
  Payments of patent costs                                           -                         (34,390)
  Payments of product design costs                                   -                        (109,459)
  Payments for other intangibles                                (5,612)                        (20,848)
                                                  ---------------------           ---------------------
        Net cash provided by investing activities            1,045,296                       1,089,073
                                                  ---------------------           ---------------------
FINANCING ACTIVITIES:
  Payments on debt                                              (6,094)                        (83,776)
  Proceeds from issuance of common stock, net                    4,220                          54,114
                                                  ---------------------           ---------------------
        Net cash used in financing activities                   (1,874)                        (29,662)
                                                  ---------------------           ---------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (169,271)                        118,767
                                                  ---------------------           ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               279,130                        (135,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,637,184                       1,183,656
                                                  ---------------------           ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 6,916,314                     $ 1,048,555
                                                  =====================           =====================

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

FARO Technologies, Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

On May 15, 1998, the Company acquired CATS GmbH for total consideration of $16,069,000 consisting of $5 million in cash, 916,668 shares of common stock and the assumption of certain outstanding liabilities of CATS. The purchase price includes direct costs of the acquisition in the amount of $674,000. In addition, 333,332 shares of common stock were placed in escrow, to be issued provided CATS met certain sales performance goals within an eighteen-month period following the acquisition. These sales goals were not met by November 15, 1999. The 90-day period for registering disputes expired on February 13, 2000 with no claims. The 333,332 shares held by the escrow agent will be returned to the Company once the required documentation requirements have been met. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of CATS have been included in the Company's consolidated financial statements since May 15, 1998.

The Company has three wholly-owned subsidiaries, FARO Worldwide, Inc., Faro Europe GmbH and Co. KG, a German company, and Antares LDA, a Portuguese company. In connection with a restructuring of legal entities in Europe, effective January 1, 1999, CATS was consolidated under the name of Faro Europe GmbH and Co. KG.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE C - CASH AND INVESTMENTS

CASH AND EQUIVALENTS - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are included in cash and equivalents and classified as trading securities, which are carried at their fair value based upon the quoted market prices of those investments.

INVESTMENTS - Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none have maturities exceeding eighteen months).

At March 31, 2000 and December 31, 1999, cash and investments consisted of the following:

                                                     March 31,      December 31,
                                                        2000            1999
                                                    -----------      -----------
Cash and cash equivalents                           $ 6,916,314      $ 6,637,184
Short-term investments                                6,467,808        6,494,262
Investments                                           2,497,684        3,747,694
                                                    -----------      -----------
         Total cash and investments                 $15,881,806      $16,879,140
                                                    ===========      ===========


NOTE D - INVENTORIES

At March 31, 2000 and December 31, 1999, inventories consist of the following:

                                                    March 31,       December 31,
                                                      2000              1999
                                                   ----------        ----------
Raw materials                                      $2,405,931        $1,914,543
Finished goods                                      1,459,689         1,191,977
Sales demonstration                                 3,073,478         3,092,894
                                                   ----------        ----------
         Total inventories                         $6,939,098        $6,199,414
                                                   ==========        ==========

NOTE E - EARNINGS PER SHARE


A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                         Three months ended March 31,
                              -------------------------------------------------
                                        2000                      1999
                              ---------------------       ---------------------
                                          Per-Share                   Per-Share
                                Shares      Amount          Shares      Amount
                              ----------  ---------       ----------  ---------

Basic EPS                     11,019,836   $  (.04)       11,009,247   $  (.10)

Effect of dilutive securities       --                          --
                              ----------                  ----------

Diluted EPS                   11,019,836   $  (.04)       11,009,247   $  (.10)
                              ==========                  ==========


NOTE F - SEGMENT GEOGRAPHIC DATA

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

                                                  Three months ended March 31,
                                                 -----------------------------
                                                    2000               1999
                                                 ----------         ----------
SALES:
United States                                    $4,657,383         $3,619,540
Germany                                           2,065,952          1,323,046
United Kingdom                                      951,842            580,653
France                                              748,196            151,892
Other foreign                                     1,426,394          1,229,365
                                                 ----------         ----------
         Total                                   $9,849,767         $6,904,496
                                                 ==========         ==========


                                                  March 31,         December 31,
                                                    2000               1999
                                                 ----------         ----------
LONG-LIVED ASSETS (NET):
United States                                    $2,459,263         $2,522,654
Germany                                           4,397,400          5,083,420
Other foreign                                        38,246             41,145
                                                 ----------         ----------
         Total                                   $6,894,909         $7,647,219
                                                 ==========         ==========

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         SALES. Sales increased $2.9 million, or 42.0%, from $6.9 million for the three months ended March 31, 1999 to $9.8 million for three months ended March 31, 2000. The increase primarily resulted from increases in product sales in the United States (an increase of $1.1 million, or 30.6%, from $3.6 million to $4.7 million), the three European countries where the Company has sales offices (an increase of $1.7 million, or 81.0%, from $2.1 million to $3.8 million), and export sales to the remainder of the world (an increase of $0.1 million, or 8.3%, from $1.2 million to $1.3 million).

         GROSS PROFIT. Gross profit increased $1.7 million, or 40.5%, from $4.2 million for the three months ended March 31, 1999 to $5.9 million for the three months ended March 31, 2000. Gross margin decreased slightly, to 60.0% for the three months ended March 31, 2000 from 60.3% for the three months ended March 31, 1999. The decrease in gross margin was primarily a result of a slightly different mix of products.

         SELLING EXPENSES. Selling expenses increased $1.1 million, or 44.0%, from $2.5 million for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000. This increase was primarily a result of higher selling expenses in the United States ($0.7 million), principally composed of higher compensation (including sales commissions) and marketing costs and in Europe ($0.4 million), where sales commissions and marketing costs also increased.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were virtually unchanged, at $1.3 million for the three months ended March 31, 1999 and 2000. Expenses in the United States increased $0.1 million, primarily due to increased recruiting costs, while European expenses decreased by $0.1 million, primarily due to foreign exchange rates.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $226,000, or 26.2%, from $864,000 for the three months ended March 31, 1999 to $638,000 for the three months ended March 31, 2000. This decrease was almost entirely due to the $3,073,000 impairment loss on acquired intangibles, which reduced the amount of remaining acquired intangibles to be amortized, and the write-off of $1.2 million of patents and capitalized research and development costs at the end of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.2 million, or 25.0%, from $0.8 million for the three months ended March 31, 1999 to $1.0 million for the three months ended March 31, 2000. The increase was primarily due to increases in the United States ($0.2 million), largely in salaries and software translation costs.

         INTEREST INCOME. Interest income increased $0.1 million, or 100%, from $0.1 million for the three months ended March 31, 1999, to $0.2 million for the three months ended March 31, 2000. The increase primarily was attributable to an increase in the average yields of interest-earning cash, cash equivalents, and investments held through the first quarter of 2000.

         INCOME TAX BENEFIT. Income tax benefit decreased from $0.1 million for the three months ended March 31, 1999, to zero for the three months ended March 31, 2000. The Company's loss resulted from its European operations, which have a valuation allowance offsetting its tax benefits.

         NET LOSS. Net loss decreased $0.7 million, or 63.6%, from $1.1 million for the three months ended March 31, 1999 to $0.4 million for the three months ended March 31, 2000, due to the factors stated above.


LIQUIDITY AND CAPITAL RESOURCES


         For the three months ended March 31, 2000, net cash used for operating activities was $0.6 million, compared to cash used for operating activities of $1.3 million for the three months ended March 31, 1999. The decrease was primarily due to a $0.7 million lower loss in the three months ended March 31, 2000. Cash used in operating activities is primarily composed of an increase in accounts receivable of $1.0 million, an increase in inventory of $0.5 million and the net loss of $0.4 million, partially offset by non-cash depreciation and amortization of $0.6 million and an increase in accounts payable and accrued liabilities of $0.6 million. Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2000, virtually unchanged from the net cash provided by investing activities of $1.1 million for the three months ended March 31, 1999. Net cash used in financing activities for the three months ended March 31, 2000 was $2,000, compared to net cash used of $30,000 for the three months ended March 31, 1999.

         In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit, which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement, which has been renewed annually, at March 31, 2000.

         The Company's principal commitments at March 31, 2000 were leases on its headquarters and regional offices and a loan commitment to the two former shareholders of CATS (see Part II, Item 5, Other Information). There were no material commitments for capital expenditures at March 31, 2000. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs at least through 2000.


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

YEAR 2000

         During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000.

         At the date of this report, the Company had not yet experienced any material problems related to the year 2000. A few issues were discovered in 1999, but the problems were resolved with no major disruption to the Company's business operations. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products.

         Year 2000 related costs through March 31, 2000 were limited to employees' time and were expensed as incurred. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial. No significant information system projects were deferred to accommodate the year 2000 issues.


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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


         On May 15, 1998, the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a company based in Germany that develops, markets, and supports 3-D measurement retrofit and statistical process control software. The CATS acquisition agreement provided that the Company would provide a loan to the two former shareholders of CATS to fund their tax liability in connection with the shares of FARO common stock that they received in the acquisition. The former CATS shareholders remain key employees of the Company.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         Exhibit No.     Description
         -----------     -----------

           27.7          Financial Data Schedule (FOR SEC USE ONLY)

           99.1 Loan Agreement dated August 2, 1999 between FARO Technologies, Inc. and Wendelin Karl Johannes Scharbach (Filed as Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1999, and incorporated herein by reference).

           99.2 Loan Agreement dated August 2, 1999 between FARO Technologies, Inc. and Siegfried Kurt Buss (Filed as
                         Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1999, and incorporated herein by reference).

b.)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000                  FARO TECHNOLOGIES, INC.
                                    (Registrant)


                                    By:     /s/  Stuart W. Jones
                                       ---------------------------------------

                                    Stuart W. Jones
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)