Form 10-Q
period 2000-06-30
FARO TECHNOLOGIES INC
filed 2000-08-11
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000



[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number: 0-23081


                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  FLORIDA                                         59-3157093
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                      32746
---------------------------------------------                    ---------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class:   Voting Common Stock,  $.001 Par Value

Outstanding at August 9, 2000:  11,020,682

FARO Technologies, Inc.
Index to Form 10-Q

PART I.           FINANCIAL INFORMATION                                                     Page Number
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999                                                              3

                  Condensed Consolidated Statements of Operations for the Three and
                  Six Months Ended June 30, 2000 and 1999                                        4

                  Condensed Consolidated Statements of Shareholders' Equity                      5

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999                                                   6

                  Notes to Condensed Consolidated Financial Statements                           7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    14


PART II. OTHER INFORMATION

         Item 5.  Other Information                                                             14

         Item 6.  Exhibits and Reports on Form 8-K                                              14

         Signatures                                                                             15

                                       2

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      JUNE 30,         DECEMBER 31,
                                                                        2000               1999
                                                                    ------------       ------------
       ASSETS                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents (Note C)                                $  3,997,183       $  6,637,184
  Short term investments - at cost (Note C)                            7,194,113          6,494,262
  Accounts receivable - net of allowance                              11,924,768          9,812,838
  Income taxes refundable                                                151,592            234,470
  Inventories (Note D)                                                 6,773,097          6,199,414
  Prepaid expenses and other assets                                      491,967            447,894
  Deferred income taxes                                                  601,131            494,088
                                                                    ------------       ------------

      Total current assets                                            31,133,851         30,320,150
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                              2,727,749          2,895,706
  Furniture and fixtures                                               1,218,623          1,094,927
  Leasehold improvements                                                  74,686             34,086
                                                                    ------------       ------------
      Total                                                            4,021,058          4,024,719
Less accumulated depreciation                                         (2,288,799)        (2,356,572)
                                                                    ------------       ------------

      Property and equipment, net                                      1,732,259          1,668,147
                                                                    ------------       ------------

INTANGIBLE ASSETS - net                                                4,963,100          5,979,072

INVESTMENTS - at cost (Note C)                                         3,629,996          3,747,694

NOTES RECEIVABLE (Note E)                                              1,250,527            130,936

DEFERRED INCOME TAXES                                                    258,977            257,913
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 42,968,710       $ 42,103,912
                                                                    ============       ============


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,919,210       $  2,200,408
  Accrued and other current liabilities                                3,224,770          2,847,076
  Current portion of unearned service revenues                           590,963            317,918
  Customer deposits                                                       76,567             84,904
                                                                    ------------       ------------

      Total current liabilities                                        6,811,510          5,450,306

OTHER LONG-TERM LIABILITIES                                               61,968             54,260
                                                                    ------------       ------------

TOTAL LIABILITIES                                                      6,873,478          5,504,566
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,394,014 and 11,392,842 issued;
    11,020,682 and 11,019,510 outstanding, respectively                   11,061             11,060
  Additional paid-in-capital                                          47,549,065         47,544,844
  Unearned compensation                                                  (60,062)          (123,404)
  Accumulated deficit                                                 (9,133,823)        (9,307,651)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of tax                    (2,120,384)        (1,374,878)
  Treasury stock                                                        (150,625)          (150,625)
                                                                    ------------       ------------

      Total shareholders' equity                                      36,095,232         36,599,346
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 42,968,710       $ 42,103,912
                                                                    ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                           -------------------------------       -------------------------------
                                               2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------
Sales                                      $ 10,923,279       $  8,611,436       $ 20,773,046       $ 15,515,932
Cost of sales                                 3,996,544          3,447,453          7,936,904          6,186,182
                                           ------------       ------------       ------------       ------------

Gross profit                                  6,926,735          5,163,983         12,836,142          9,329,750

Operating expenses:
     Selling                                  3,401,020          2,750,972          7,031,161          5,295,086
     General and administrative               1,348,761          1,199,013          2,643,895          2,506,347
     Depreciation and amortization              803,316            863,627          1,441,415          1,728,096
     Research and development                   813,408            913,301          1,814,855          1,687,567
     Employee stock options                      31,671             42,228             63,342             84,474
                                           ------------       ------------       ------------       ------------

     Total operating expenses                 6,398,176          5,769,141         12,994,668         11,301,570
                                           ------------       ------------       ------------       ------------

Income (loss) from operations                   528,559           (605,158)          (158,526)        (1,971,820)

Interest income                                 167,545            262,254            364,794            356,723
Other income, net                                40,431             70,474            112,697            150,401
                                           ------------       ------------       ------------       ------------

Income (loss) before income taxes               736,535           (272,430)           318,965         (1,464,696)
Income tax (expense) benefit                   (145,137)           107,875           (145,137)           159,350
                                           ------------       ------------       ------------       ------------

Net income (loss)                          $    591,398       $   (164,555)      $    173,828       $ (1,305,346)
                                           ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE - BASIC        $       0.05       $      (0.01)      $       0.02       $      (0.12)
                                           ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE - DILUTED      $       0.05       $      (0.01)      $       0.02       $      (0.12)
                                           ============       ============       ============       ============


         See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                               COMMON STOCK                ADDITONAL
                                                      -----------------------------         PAID-IN         UNEARNED
                                                         SHARES           AMOUNTS           CAPITAL       COMPENSATION
                                                      -----------       -----------       -----------     ------------
BALANCE, DECEMBER 31, 1998                             11,048,137       $    11,048       $47,520,732      $  (292,316)

     Net loss

     Currency translation adjustment, net of tax


     Comprehensive loss

     Issuance of common stock                              11,373                12            24,112

     Amortization of unearned compensation                                                                     168,912
                                                      -----------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1999                             11,059,510            11,060        47,544,844         (123,404)

     Net Income

     Currency translation adjustment, net of tax


     Comprehensive loss

     Issuance of common stock                               1,172                 1             4,221

     Amortization of unearned compensation                                                                      63,342
                                                      -----------       -----------       -----------      -----------


BALANCE, JUNE 30, 2000 (Unaudited)                     11,060,682       $    11,061       $47,549,065      $   (60,062)
                                                      ===========       ===========       ===========      ===========
                                                                        ACCUMULATED
                                                                           OTHER
                                                      ACCUMULATED      COMPREHENSIVE       TREASURY
                                                        DEFICIT        INCOME (LOSS)         STOCK             TOTAL
                                                      -----------      -------------      -----------       -----------
BALANCE, DECEMBER 31, 1998                            $(1,912,829)      $   199,381       $  (150,625)      $45,375,391

     Net loss                                          (7,394,822)                                           (7,394,822)

     Currency translation adjustment, net of tax                         (1,574,259)                         (1,574,259)
                                                                                                            -----------

     Comprehensive loss                                                                                      (8,969,081)

     Issuance of common stock                                                                                    24,124

     Amortization of unearned compensation                                                                      168,912
                                                      -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1999                             (9,307,651)       (1,374,878)         (150,625)       36,599,346

     Net Income                                           173,828                                               173,828

     Currency translation adjustment, net of tax                           (745,506)                           (745,506)
                                                                                                            -----------

     Comprehensive loss                                                                                        (571,678)

     Issuance of common stock                                                                                     4,222

     Amortization of unearned compensation                                                                       63,342
                                                      -----------       -----------       -----------       -----------


BALANCE, JUNE 30, 2000 (Unaudited)                    $(9,133,823)      $(2,120,384)      $  (150,625)      $36,095,232
                                                      ===========       ===========       ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------
OPERATING ACTIVITIES:
  Net income (loss)                                              $   173,828       $(1,305,346)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                  1,441,415         1,728,096
    Bad debt expense, net of charge offs                              30,000
    Inventory reserve                                                175,000
    Deferred income taxes                                           (108,107)          (37,439)
    Employee stock options                                            63,342
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                         (2,369,413)          (96,070)
      Income taxes refundable                                         82,878          (184,363)
      Inventories                                                   (769,634)       (1,538,123)
      Prepaid expenses and other assets                              (50,042)         (306,594)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                     1,218,962         1,147,443
      Unearned service revenues                                      288,103           149,168
      Customer deposits                                               (5,111)            1,800
                                                                 -----------       -----------

        Net cash provided by (used in) operating activities          171,221          (441,428)
                                                                 -----------       -----------

INVESTING ACTIVITIES:
  (Payments for) proceeds from investments, net                     (582,153)          628,487
  Notes receivable                                                (1,080,487)             (743)
  Purchases of property and equipment                               (583,346)         (444,463)
  Payments of patent costs                                                --           (87,211)
  Payments of product design costs                                        --          (252,527)
  Payments for other intangibles                                    (166,393)          (35,685)
                                                                 -----------       -----------

        Net cash used in investing activities                     (2,412,379)         (192,142)
                                                                 -----------       -----------

FINANCING ACTIVITIES:
  Payments on debt                                                    (6,846)         (330,841)
  Proceeds from issuance of common stock, net                          4,219           117,332
                                                                 -----------       -----------

        Net cash used in financing activities                         (2,627)         (213,509)
                                                                 -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (396,216)         (309,039)
                                                                 -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (2,640,001)       (1,156,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,637,184         1,183,656
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 3,997,183       $    27,538
                                                                 ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

FARO Technologies, Inc. and Subsidiaries (the "Company") develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

On May 15, 1998, the Company acquired CATS Computer Aided Technologies, GmbH ("CATS"), a company based in Germany that develops, markets, and supports 3-D measurement retrofit and statistical process control software. The total consideration was $16,069,000 consisting of $5 million in cash, 916,668 shares of common stock and the assumption of certain outstanding liabilities of CATS. The purchase price includes direct costs of the acquisition in the amount of $674,000. In addition, 333,332 shares of common stock were placed in escrow to be issued provided CATS met certain sales performance goals within an eighteen-month period following the acquisition. These sales goals were not met by November 15, 1999. The 90-day period for registering disputes expired on February 13, 2000 with no claims. The 333,332 shares held by the escrow agent will be returned to the Company once the required documentation requirements have been met. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of CATS have been included in the Company's consolidated financial statements since May 15, 1998 (see Note E).

The Company has three wholly-owned subsidiaries, FARO Worldwide, Inc., Faro Europe GmbH and Co. KG, a German company, and Antares LDA, a Portuguese company. In connection with a restructuring of legal entities in Europe, effective January 1, 1999, CATS was consolidated under the name of Faro Europe GmbH and Co. KG.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K.

NOTE C - CASH AND INVESTMENTS

CASH AND CASH EQUIVALENTS - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are included in cash and cash equivalents and classified as trading securities, which are carried at their fair value based upon the quoted market prices of those investments.

INVESTMENTS - Short-term investments and Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Short-term investments have maturities of less than one year. Investments have maturities of at least one year (none have maturities exceeding two years).

At June 30, 2000 and December 31, 1999, cash and investments consisted of the following:

                                           JUNE 30,       DECEMBER 31,
                                             2000             1999
                                         -----------      -----------

Cash and cash equivalents                $ 3,997,183      $ 6,637,184
Short-term investments                     7,194,113        6,494,262
Investments                                3,629,996        3,747,694
                                         -----------      -----------
         Total cash and investments      $14,821,292      $16,879,140
                                         ===========      ===========


NOTE D - INVENTORIES

At June 30, 2000 and December 31, 1999, inventories consist of the following:

                                          JUNE 30,        DECEMBER 31,
                                            2000             1999
                                         -----------      -----------

Raw materials                            $ 2,328,847      $ 1,914,543
Finished goods                             1,692,530        1,191,977
Sales demonstration                        2,751,720        3,092,894
                                         -----------      -----------
         Total inventories               $ 6,773,097      $ 6,199,414
                                         ===========      ===========


NOTE E - NOTES RECEIVABLE

The CATS acquisition agreement provided that the Company would provide a loan to the two former shareholders of CATS to fund their tax liability in connection with the shares of FARO common stock that they received in the acquisition. The former CATS shareholders remain key employees of the Company.

Pursuant to a Loan Agreement dated August 2, 1999 with each of the former CATS shareholders, the Company has agreed to loan to the former CATS shareholders an amount equal to their tax obligation to the German tax authorities in connection with the acquisition of CATS. The maximum aggregate amount of the loans is estimated to be approximately $2 million. The Company was not obligated to provide the loans until the German tax authorities issue an assessment of the tax to the former CATS shareholders and the ultimate amount of the loans depends on the issuance by such authorities of a final tax assessment. Moreover, the loan commitment would cease if the Company's share price rises to $11.34 per share (the price establishing the tax liability) for five or more consecutive days.

In June 2000, the German tax authorities issued a preliminary tax assessment to the former CATS shareholders. In connection therewith, on June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement and the Company granted initial loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Initial Loans"). The Initial Loans, recorded net of an unamortized discount of $68,000, are for a term of three years, at an interest rate of approximately 4.3%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the loans, each of the former CATS shareholders has pledged to the Company the number of shares of Company common stock equal to the amount of the Initial Loan divided by $6.375. If the maximum amount of the loans is granted pursuant to the loan agreements, as amended and restated, the loans will be secured by 313,725 shares. All loans granted will be a non-recourse obligation of the former CATS shareholders.

NOTE F - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                 THREE MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------

                                             2000                            1999
                                   ------------------------       ------------------------
                                                 PER-SHARE                       PER-SHARE
                                     SHARES        AMOUNT           SHARES         AMOUNT
                                   ----------      ------         ----------       ------
Basic EPS                          11,020,682      $   .05        11,012,619      $  (.01)

Effect of dilutive securities          58,716                             --
                                   ----------                     ----------

Diluted EPS                        11,079,398      $   .05        11,012,619      $  (.01)
                                   ==========                     ==========
                                                    SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------

                                             2000                            1999
                                   ------------------------       ------------------------
                                                 PER-SHARE                       PER-SHARE
                                     SHARES        AMOUNT           SHARES         AMOUNT
                                   ----------      ------         ----------       ------
Basic EPS                          11,020,252      $ .02          11,011,943      $ (.12)

Effect of dilutive securities          52,511                             --
                                   ----------                     ----------

Diluted EPS                        11,072,763      $ .02          11,011,943      $ (.12)
                                   ==========                     ==========


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

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                 JUNE 30,                        JUNE 30,
                      --------------------------------------------------------------
                          2000             1999             2000             1999
                      -----------      -----------      -----------      -----------
SALES:
  United States       $ 5,595,201      $ 4,532,282      $10,252,584      $ 8,151,822
  Germany               2,723,563        1,927,535        4,789,515        3,250,581
  United Kingdom          629,596          760,721        1,581,438        1,341,374
  France                  668,732          333,925        1,416,928          475,691
  Other foreign         1,306,187        1,056,973        2,732,581        2,296,464
                      -----------      -----------      -----------      -----------
       Total          $10,923,279      $ 8,611,436      $20,773,046      $15,515,932
                      ===========      ===========      ===========      ===========
                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                        -----------      -----------
LONG-LIVED ASSETS (NET):
  United States                                         $ 2,592,459      $ 2,522,654
  Germany                                                 4,064,653        5,083,420
  Other foreign                                              38,247           41,145
                                                        -----------      -----------
         Total                                          $ 6,695,359      $ 7,647,219
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         SALES. Sales increased $2.3 million, or 26.8%, from $8.6 million for the three months ended June 30, 1999 to $10.9 million for three months ended June 30, 2000. The increase primarily resulted from increases in product unit sales in all geographic regions, partially offset by the effect of the stronger U.S. dollar in the second quarter of 2000 ($340,000).

         GROSS PROFIT. Gross profit increased $1.8 million, or 34.1%, from $5.2 million for the three months ended June 30, 1999 to $6.9 million for the three months ended June 30, 2000. Gross margin increased, to 63.4% for the three months ended June 30, 2000 from 60.0% for the three months ended June 30, 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in the three months ended June 30, 2000, partially offset by the effect of the stronger U.S. dollar.

         SELLING EXPENSES. Selling expenses increased $650,000, or 23.6%, from $2.8 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000. This increase was primarily a result of higher selling expenses in Europe ($400,000), principally composed of higher compensation and marketing expenses, and in the United States ($325,000), offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $75,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $150,000, or 12.5%, from $1.2 million for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. The increase was due to increases across many categories related to the Company's expansion in the United States and Europe. The Company's European operations accounted for $68,000 of the increase, offset in part by the effect of the stronger U.S. dollar in 2000 ($15,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $60,000, or 7.0%, from $864,000 for the three months ended June 30, 1999 to $803,000 for the three months ended June 30, 2000. This decrease was primarily due to the $3,073,000 impairment loss on acquired intangibles at the end of 1999, which reduced the amount of remaining acquired intangibles to be amortized, offset in part by depreciation on assets added in the second half of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $100,000, or 10.9%, from $913,000 for the three months ended June 30, 1999 to $813,000 million for the three months ended June 30, 2000. The decrease was due to decreases across many categories in Europe ($62,000), and in the United States ($38,000).

         INTEREST INCOME. Interest income decreased $95,000, or 36.1%, from $262,000 for the three months ended June 30, 1999, to $168,000 for the three months ended June 30, 2000. The decrease was primarily attributable to a decrease in the average amount of interest-earning cash, cash equivalents, and investments held through the second quarter of 2000 (see Liquidity and Capital Resources below).

         INCOME TAX EXPENSE. Income tax expense increased $253,000 from a benefit of $108,000 for the three months ended June 30, 1999, to expense of $145,000 for the three months ended June 30, 2000. The income tax provision for the three months ended June 30, 2000 resulted from the generation of earnings before income taxes during the second quarter of 2000.

         NET INCOME. Net income increased $756,000 from a net loss of $165,000 for the three months ended June 30, 1999 to net income of $591,000 for the three months ended June 30, 2000 due to the factors stated above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         SALES. Sales increased $5.3 million, or 33.9%, from $15.5 million for the six months ended June 30, 1999 to $20.8 million for six months ended June 30, 2000. The increase primarily resulted from increases in product unit sales in all geographic regions, partially offset by the effect of the stronger U.S. dollar in the first half of 2000 ( approximately $600,000).

         GROSS PROFIT. Gross profit increased $3.5 million, or 37.6%, from $9.3 million for the six months ended June 30, 1999 to $12.8 million for the six months ended June 30, 2000. Gross margin increased to 61.8% for the six months ended June 30, 2000 from 60.1% for the six months ended June 30, 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in the six months ended June 30, 2000, partially offset by the effect of the stronger U.S. dollar.

         SELLING EXPENSES. Selling expenses increased $1.7 million, or 32.8%, from $5.3 million for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000. This increase was primarily a result of higher selling expenses in the United States ($1.0 million), principally composed of higher compensation and marketing, and in Europe ($861,000), offset in part by the effect of the stronger U.S. dollar in 2000 ( approximately $145,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $137,000, or 5.5%, from $2.5 million for the six months ended June 30, 1999 to $2.6 million for the six months ended June 30, 2000. The increase was due to increases across many categories related to the company's expansion in the United States ($158,000), offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $45,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $287,000, or 16.6%, from $1.7 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000. This decrease was almost entirely due to the $3,073,000 impairment loss on acquired intangibles at the end of 1999, which reduced the amount of remaining acquired intangibles to be amortized.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $127,000, or 7.5%, from $1.7 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The change was due to increase in expenses in the United States ($131,000), primarily compensation, and expenses in Europe ($40,000), offset in part by the effect of the stronger U.S. dollar in 2000 ($44,000).

         INTEREST INCOME. Interest income increased $8,000, or 2.2%, from $357,000 for the six months ended June 30, 1999, to $365,000 for the six months ended June 30, 2000. The increase was primarily attributable to higher average yields of interest-earning cash, cash equivalents, and investments held through the first half of 2000, offset in part by a decrease in the average amount of interest-earning cash, cash equivalents, and investments held through the second quarter of 2000 (see Liquidity and Capital Resources below).

         INCOME TAX EXPENSE. Income tax expense increased $304,000 from a benefit of $159,000 for the six months ended June 30, 1999, to expense of $145,000 for the six months ended June 30, 2000. The income tax provision for the six months ended June 30, 2000 resulted from the generation of earnings before income taxes during the second quarter of 2000.

         NET INCOME. Net income increased $1.5 million from a loss of $1.3 million for the six months ended June 30, 1999 to net income of $174,000 for the six months ended June 30, 2000 due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000, net cash provided by operating activities was $171,000 compared to cash used in operating activities of $441,000 for the six months ended June 30, 1999. The increase was principally due to improved earnings, offset in part by a net increase in operating assets, in 2000. Net cash used in investing activities was $2.4 million for the six months ended June 30, 2000, compared to net cash used of $192,000 for the six months ended June 30, 1999. The increase in net cash used in investing activities is primarily attributable a loan granted to each of two former shareholders of CATS pursuant to the CATS acquisition agreement ($1.1 million), purchases of property and equipment ($583,000) and a net increase in investments ($582,000). Net cash used in financing activities for the six months ended June 30, 2000 decreased to $3,000, compared to net cash used of $214,000 for the six months ended June 30, 1999.

         In April 1997, the Company obtained a one-year unsecured $1.0 million line of credit, which bears interest at the 30-day commercial paper rate plus 2.65% per annum. There were no outstanding borrowings under this loan agreement, which has been renewed annually, at June 30, 2000.

         The Company's principal commitments at June 30, 2000 were leases on its headquarters and regional offices and a loan commitment, to the two former shareholders of CATS, in the maximum amount of $2.0 million (of which $1.1 million has been loaned at June 30, 2000). There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs at least through 2000.

FOREIGN EXCHANGE EXPOSURE

         Sales outside the United States represent 51% of the Company's total revenues. Fluctuations in exchange rates between the U.S. dollar and the currencies where the Company conducts such business may have a material adverse effect on the Company's business, results of operation and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but may undertake transactions to manage such risks in the future using forward foreign exchange contracts, foreign currency options or other instruments to hedge these risks.

YEAR 2000

         During fiscal 1999, the Company completed a company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. No significant information system projects were deferred to accommodate the year 2000 issues.

         At the date of this report, the Company had not experienced any material problems related to the year 2000 nor has it become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products.

         Year 2000 related costs through June 30, 2000 were limited to employees' time and were expensed as incurred. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial.

EFFECTS OF INFLATION

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last six years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference herein from the section of this report in Part I, Item 2, under the caption "Foreign Exchange Exposure."

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On June 5, 2000 the Company accepted the resignation of Stuart W. Jones as Chief Financial Officer. Mr. Jones was initially hired by the Company in August 1999.

        On June 9, 2000 the Company accepted the resignation of Phillip R. Colley, 61, as Director. Mr. Colley had been on the Company's Board of Directors since 1984. Pursuant to the Company's By-laws, on June 21, 2000 the Company appointed Stephen R. Cole to replace Mr. Colley on the Board of Directors. Mr. Cole, 48, is a Fellow of the Institute of Chartered Accountants of Ontario, Canada, and since 1975 the president of Cole & Partners, a Toronto, Canada based mergers and acquisition and corporate finance advisory service company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

            27.1         Financial Data Schedule (FOR SEC USE ONLY)
            99.1 Amended and Restated Loan Agreement dated June 20, 2000 between FARO Technologies, Inc. and Wendelin Karl Johannes Scharbach
            99.2 Amended and Restated Loan Agreement dated June 20, 2000 between FARO Technologies, Inc. and Siegfried Kurt Buss


b.)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000          FARO TECHNOLOGIES, INC.
                               (Registrant)



                               By: /s/ GREGORY A. FRASER
                                   ---------------------------------------------
                               Gregory A. Fraser
                               Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

27.1         Financial Data Schedule (FOR SEC USE ONLY)

99.1 Amended and Restated Loan Agreement dated June 20, 2000 between FARO Technologies, Inc. and Wendelin Karl Johannes Scharbach

99.2 Amended and Restated Loan Agreement dated June 20, 2000 between FARO Technologies, Inc. and Siegfried Kurt Buss