Form 10-Q
period 2000-09-30
FARO TECHNOLOGIES INC
filed 2000-11-13
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number: 0-23081



                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           FLORIDA                                              59-3157093
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA                      32746
---------------------------------------------                      -----
   (Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, including area code:             407-333-9911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]    NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class:   Voting Common Stock,  $.001 Par Value

Outstanding at November 6, 2000:  11,020,682

FARO Technologies, Inc.
Index to Form 10-Q


PART I.           FINANCIAL INFORMATION                              Page Number

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30,
                  2000 and 1999                                           4

                  Condensed Consolidated Statements of Shareholders'
                  Equity                                                  5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000 and 1999   6

                  Notes to Condensed Consolidated Financial Statements    7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                            14


PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                       14

         Signatures                                                      14

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2000               1999
                                                                    ------------       ------------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note C)                                $  6,617,817       $  6,637,184
  Short term investments - at cost (Note C)                            6,423,850          6,494,262
  Accounts receivable - net of allowance                               8,633,789          9,812,838
  Income taxes refundable                                                151,592            234,470
  Inventories (Note D)                                                 6,178,519          6,199,414
  Prepaid expenses and other assets                                      725,781            447,894
  Deferred income taxes                                                  601,130            494,088
                                                                    ------------       ------------

      Total current assets                                            29,332,478         30,320,150
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                              2,911,613          2,895,706
  Furniture and fixtures                                               1,254,278          1,094,927
  Leasehold improvements                                                  74,686             34,086
                                                                    ------------       ------------
      Total                                                            4,240,577          4,024,719
Less accumulated depreciation                                         (2,580,593)        (2,356,572)
                                                                    ------------       ------------

      Property and equipment, net                                      1,659,984          1,668,147
                                                                    ------------       ------------

INTANGIBLE ASSETS - net                                                4,443,629          5,979,072

INVESTMENTS - at cost (Note C)                                         4,541,063          3,747,694

NOTES RECEIVABLE (Note E)                                              1,259,793            130,936

DEFERRED INCOME TAXES                                                    258,977            257,913
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 41,495,924       $ 42,103,912
                                                                    ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,237,516       $  2,200,408
  Accrued and other current liabilities                                3,376,815          2,847,076
  Current portion of unearned service revenues                           542,131            317,918
  Customer deposits                                                       73,470             84,904
                                                                    ------------       ------------

      Total current liabilities                                        6,229,932          5,450,306

OTHER LONG-TERM LIABILITIES                                              165,893             54,260
                                                                    ------------       ------------

TOTAL LIABILITIES                                                      6,395,825          5,504,566
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,394,014 and 11,392,842 issued;
    11,020,682 and 11,019,510 outstanding, respectively                   11,061             11,060
  Additional paid-in-capital                                          47,549,064         47,544,844
  Unearned compensation                                                  (28,391)          (123,404)
  Accumulated deficit                                                 (9,494,210)        (9,307,651)
  Accumulated other comprehensive income:
    Cumulative translation adjustments, net of tax                    (2,786,800)        (1,374,878)
  Treasury stock                                                        (150,625)          (150,625)
                                                                    ------------       ------------

      Total shareholders' equity                                      35,100,099         36,599,346
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 41,495,924       $ 42,103,912
                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                         -------------------------------       -------------------------------
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
Sales                                    $  8,810,972       $  7,025,005       $ 29,584,018       $ 22,540,937
Cost of sales                               3,196,895          3,391,029         11,133,799          9,577,211
                                         ------------       ------------       ------------       ------------

Gross profit                                5,614,077          3,633,976         18,450,219         12,963,726

Operating expenses:
      Selling                               3,233,294          2,824,957         10,264,455          8,120,043
      General and administrative            1,481,068          1,511,350          4,124,963          4,017,697
      Depreciation and amortization           626,517            879,535          2,067,932          2,607,631
      Research and development                876,605            895,227          2,691,460          2,582,794
      Employee stock options                   31,671             42,243             95,013            126,717
                                         ------------       ------------       ------------       ------------

      Total operating expenses              6,249,155          6,153,312         19,243,823         17,454,882
                                         ------------       ------------       ------------       ------------

Loss from operations                         (635,078)        (2,519,336)          (793,604)        (4,491,156)

Interest income                               219,810            163,448            584,604            520,171
Other income, net                             139,937            230,522            252,634            380,923
                                         ------------       ------------       ------------       ------------

Income (loss) before income taxes            (275,331)        (2,125,366)            43,634         (3,590,062)
Income tax (expense) benefit                  (85,056)           461,616           (230,193)           620,966
                                         ------------       ------------       ------------       ------------

Net loss                                 $   (360,387)      $ (1,663,750)      $   (186,559)      $ (2,969,096)
                                         ============       ============       ============       ============


NET LOSS PER SHARE - BASIC               $      (0.03)      $      (0.15)      $      (0.02)      $      (0.27)
                                         ============       ============       ============       ============


NET LOSS PER SHARE - DILUTED             $      (0.03)      $      (0.15)      $      (0.02)      $      (0.27)
                                         ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                               COMMON STOCK                 ADDITONAL
                                                       -----------------------------         PAID-IN         UNEARNED
                                                          SHARES           AMOUNTS           CAPITAL       COMPENSATION
                                                       -----------       -----------       -----------      -----------
BALANCE, DECEMBER 31, 1998                              11,048,137       $    11,048       $47,520,732      $  (292,316)

      Net loss

      Currency translation adjustment, net of tax


      Comprehensive loss

      Issuance of common stock                              11,373                12            24,112

      Amortization of unearned compensation                                                                     168,912
                                                       -----------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1999                              11,059,510            11,060        47,544,844         (123,404)

      Net loss

      Currency translation adjustment, net of tax


      Comprehensive loss

      Issuance of common stock                               1,172                 1             4,220

      Amortization of unearned compensation                                                                      95,013
                                                       -----------       -----------       -----------      -----------

BALANCE, SEPTEMBER 30, 2000 (Unaudited)                 11,060,682       $    11,061       $47,549,064      $   (28,391)
                                                       ===========       ===========       ===========      ===========


                                                                        ACCUMULATED
                                                                           OTHER
                                                       ACCUMULATED      COMPREHENSIVE       TREASURY
                                                         DEFICIT        INCOME (LOSS)         STOCK             TOTAL
                                                       -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1998                             $(1,912,829)      $   199,381       $  (150,625)      $45,375,391

      Net loss                                          (7,394,822)                                           (7,394,822)

      Currency translation adjustment, net of tax                         (1,574,259)                         (1,574,259)
                                                                                                             -----------

      Comprehensive loss                                                                                      (8,969,081)

      Issuance of common stock                                                                                    24,124

      Amortization of unearned compensation                                                                      168,912
                                                       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1999                              (9,307,651)       (1,374,878)         (150,625)       36,599,346

      Net loss                                            (186,559)                                             (186,559)

      Currency translation adjustment, net of tax                         (1,411,922)                         (1,411,922)
                                                                                                             -----------

      Comprehensive loss                                                                                      (1,598,481)

      Issuance of common stock                                                                                     4,221

      Amortization of unearned compensation                                                                       95,013
                                                       -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2000 (Unaudited)                $(9,494,210)      $(2,786,800)      $  (150,625)      $35,100,099
                                                       ===========       ===========       ===========       ===========

      See accompanying notes to condensed consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                     2000              1999
                                                                 -----------       -----------
OPERATING ACTIVITIES:
  Net loss                                                       $  (186,559)      $(2,969,096)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                  2,067,932         2,800,828
    Bad debt expense, net of charge offs                              95,000           130,000
    Inventory reserve                                                355,000                --
    Deferred income taxes                                           (108,106)           42,383
    Employee stock options                                            95,013           126,695
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                            505,904           954,128
      Income taxes refundable                                         82,878          (698,957)
      Inventories                                                   (407,389)       (1,846,542)
      Prepaid expenses and other assets                             (319,976)         (177,522)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                       774,103         1,638,008
      Unearned service revenues                                      371,702           168,527
      Customer deposits                                               (5,217)           (6,429)
                                                                 -----------       -----------

        Net cash provided by operating activities                  3,320,285           162,023
                                                                 -----------       -----------

INVESTING ACTIVITIES:
  (Payments for) proceeds from investments, net                     (722,958)        2,073,718
  Notes receivable                                                (1,147,647)           46,491
  Purchases of property and equipment                               (860,060)         (607,354)
  Payments of patent costs                                          (114,421)         (121,665)
  Payments of product design costs                                        --          (358,592)
  Payments for other intangibles                                    (131,798)         (173,384)
                                                                 -----------       -----------

        Net cash provided by (used in) investing activities       (2,976,884)          859,214
                                                                 -----------       -----------

FINANCING ACTIVITIES:
  Payments on debt                                                    (7,159)         (331,435)
  Proceeds from issuance of common stock, net                          4,221            21,461
                                                                 -----------       -----------

        Net cash used in financing activities                         (2,938)         (309,974)
                                                                 -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (359,830)         (147,767)
                                                                 -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (19,367)          563,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,637,184         1,183,656
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 6,617,817       $ 1,747,152
                                                                 ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 included in the Company's Annual Report to Stockholders included by reference within the Company's Annual Report on Form 10-K.

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

At September 30, 2000 and December 31, 1999, cash and investments consisted of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000             1999
                                                   -----------      -----------
Cash and cash equivalents                          $ 6,617,817      $ 6,637,184
Short-term investments                               6,423,850        6,494,262
Investments                                          4,541,063        3,747,694
                                                   -----------      -----------
         Total cash and investments                $17,582,730      $16,879,140
                                                   ===========      ===========


NOTE D - INVENTORIES

At September 30, 2000 and December 31, 1999, inventories consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000             1999
                                                   -----------      -----------

Raw materials                                      $ 1,779,612      $ 1,914,543
Finished goods                                       1,483,142        1,191,977
Sales demonstration                                  2,915,765        3,092,894
                                                   -----------      -----------
         Total inventories                         $ 6,178,519      $ 6,199,414
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

NOTE F - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------

                                              2000                          1999
                                    ------------------------      ------------------------
                                                   PER-SHARE                     PER-SHARE
                                      SHARES        Amount          SHARES        AMOUNT
                                    ----------      -------       ----------      -------
Basic EPS                           11,020,682      $  (.03)      11,017,810      $  (.15)

Effect of dilutive securities               --                            --
                                    ----------                    ----------

Diluted EPS                         11,020,682      $  (.03)      11,017,810      $  (.15)
                                    ==========                    ==========


                                              THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------

                                              2000                          1999
                                    ------------------------      ------------------------
                                                   PER-SHARE                     PER-SHARE
                                      SHARES        Amount          SHARES        AMOUNT
                                    ----------      -------       ----------      -------
Basic EPS                           11,020,174      $  (.02)      11,013,885      $  (.27)

Effect of dilutive securities               --                            --
                                    ----------                    ----------

Diluted EPS                         11,020,174     $   (.02)      11,013,885      $  (.27)
                                    ===========                   ==========

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

                           THREE MONTHS ENDED                NINE MONTHS ENDED
                              SEPTEMBER 30,                     SEPTEMBER 30,
                      --------------------------------------------------------------
                          2000             1999             2000             1999
                      ----------------------------      ----------------------------
SALES:
  United States       $ 4,378,705      $ 2,297,742      $14,631,289      $10,449,564
  Germany               1,498,452        1,849,935        6,287,967        5,100,516
  United Kingdom          411,703          450,032        1,993,141        1,791,406
  France                  717,477          390,001        2,134,405          812,609
  Other foreign         1,804,635        2,037,295        4,537,216        4,386,842
                      -----------      -----------      -----------      -----------
         Total        $ 8,810,972      $ 7,025,005      $29,584,018      $22,540,937
                      ===========      ===========      ===========      ===========


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                            2000             1999
                                                        -----------      -----------
LONG-LIVED ASSETS (NET):
  United States                                         $ 2,612,794      $ 2,522,654
  Germany                                                 3,455,609        5,083,420
  Other foreign                                              35,210           41,145
                                                        -----------      -----------
         Total                                          $ 6,103,613      $ 7,647,219
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         SALES. Sales increased $1.8 million, or 25.4%, from $7.0 million for the three months ended September 30, 1999 to $8.8 million for three months ended September 30, 2000. The increase primarily resulted from increases in product unit sales in all geographic regions, partially offset by the effect of the stronger U.S. dollar in the second quarter of 2000 (approximately $400,000).

         GROSS PROFIT. Gross profit increased $2.0 million, or 54.5%, from $3.6 million for the three months ended September 30, 1999 to $5.6 million for the three months ended September 30, 2000. Gross margin increased, to 63.7% for the three months ended September 30, 2000 from 51.7% for the three months ended September 30, 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in the three months ended September 30, 2000, partially offset by the effect of the stronger U.S. dollar.

         SELLING EXPENSES. Selling expenses increased $408,000, or 14.5%, from $2.8 million for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000. This increase was primarily a result of higher selling expenses in the United States, principally composed of higher compensation and marketing expenses ($332,000), and Europe ($178,000) offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $145,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $30,000, or 2.0%, from $1.5 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The decrease was due to decreases across many expense categories in the United States ($111,000), offset by increase in expenses in Europe ($81,000, net of the effect of the stronger U.S. dollar in 2000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $253,000, or 28.8%, from $880,000 for the three months ended September 30, 1999 to $627,000 for the three months ended September 30, 2000. This decrease was primarily due to the $3,073,000 impairment loss on acquired intangibles at the end of 1999, which reduced the amount of remaining acquired intangibles to be amortized, offset in part by depreciation on assets added in the second half of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $19,000, or 2.1%, from $895,000 for the three months ended September 30, 1999 to $877,000 million for the three months ended September 30, 2000 principally as a result of the effect of the stronger U.S. dollar in 2000.

         INTEREST INCOME. Interest income increased $56,000, or 34.5%, from $163,000 for the three months ended September 30, 1999, to $220,000 for the three months ended September 30, 2000. The increase was primarily attributable to an increase in the average amount of interest-earning cash, cash equivalents, and investments held through the third quarter of 2000 (see Liquidity and Capital Resources below).

         INCOME TAX EXPENSE. Income tax expense increased $547,000 from, an income tax benefit of $462,000 for the three months ended September 30, 1999, to an $85,000 expense for the three months ended September 30, 2000, principally as a result of the increase in U.S. income before income taxes during the third quarter of 2000.

         NET INCOME. Net loss decreased $1.3 million from $1.7 million for the three months ended September 30, 1999 to $360,000 for the three months ended September 30, 2000 due to the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         SALES. Sales increased $7.1 million, or 31.2%, from $22.5 million for the nine months ended September 30, 1999 to $29.6 million for nine months ended September 30, 2000. The increase primarily resulted from increases in product unit sales in all geographic regions, partially offset by the effect of the stronger U.S. dollar in the first half of 2000 (approximately $1.1 million).

         GROSS PROFIT. Gross profit increased $5.4 million, or 42.3%, from $13.0 million for the nine months ended September 30, 1999 to $18.4 million for the nine months ended September 30, 2000. Gross margin increased to 62.4% for the nine months ended September 30, 2000 from 57.5% for the nine months ended September 30, 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in the nine months ended September 30, 2000, partially offset by the effect of the stronger U.S. dollar.

         SELLING EXPENSES. Selling expenses increased $2.2 million, or 26.4%, from $8.1 million for the nine months ended September 30, 1999 to $10.3 million for the nine months ended September 30, 2000. This increase was primarily a result of higher selling expenses in the United States ($1.4 million), principally composed of higher compensation and marketing, and in Europe ($1.0 million), offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $250,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $107,000, or 2.7%, from $4.0 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000. The increase was due to increases across many categories related to the company's expansion in Europe ($140,000) and in the U.S. ($42,000), offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $75,000).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $540,000, or 20.7%, from $2.6 million for the nine months ended September 30, 1999 to $2.1 million for the nine months ended September 30, 2000. This decrease was principally due to the $3,073,000 impairment loss on acquired intangibles recorded at the end of 1999, which reduced the amount of remaining acquired intangibles to be amortized.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $109,000, or 4.2%, from $2.6 million for the nine months ended September 30, 1999 to $2.7 million for the nine months ended September 30, 2000. The change was due principally to increase in expenses in the United States ($198,000), primarily compensation, offset in part by the effect of the stronger U.S. dollar in 2000 ($75,000) on European expenses.

         INTEREST INCOME. Interest income increased $65,000, or 12.4%, from $520,000 for the nine months ended September 30, 1999, to $585,000 for the nine months ended September 30, 2000. The increase was primarily attributable to higher average yields of interest-earning cash, cash equivalents, and investments held in 2000 (see Liquidity and Capital Resources below).

         INCOME TAX EXPENSE. Income tax expense increased $851,000 from an income tax benefit of $621,000 for the nine months ended September 30, 1999, to income tax expense of $230,000 for the nine months ended September 30, 2000. The income tax provision for the nine months ended September 30, 2000 resulted from the generation of earnings before income taxes by he Company's U.S. operations during the first nine months of 2000.

         NET INCOME. Net loss decreased $2.8 million from $3.0 million for the nine months ended September 30, 1999 to $186,000 for the nine months ended September 30, 2000 due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, net cash provided by operating activities was $3.3 million compared to $162,000 for the nine months ended September 30, 1999. The increase was principally due to improved earnings and a net decrease in operating assets, in 2000. Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2000, compared to net cash provided from investing activities of $859,000 for the nine months ended September 30, 1999. The increase in net cash used in investing activities is primarily attributable a loan granted to each of two former shareholders of CATS pursuant to the CATS acquisition agreement ($1.1 million), purchases of property and equipment ($860,000) and a net increase in investments ($723,000). Net cash used in financing activities for the nine months ended September 30, 2000 decreased to $3,000, compared to $310,000 for the nine months ended September 30, 1999.

         The Company's principal commitments at September 30, 2000 were leases on its headquarters and regional offices and a loan commitment, to the two former shareholders of CATS, in the maximum amount of $2.0 million (of which $1.1 million has been loaned at September 30, 2000). There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facilities will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs at least through 2000.

FOREIGN EXCHANGE EXPOSURE

         Sales denominated in foreign currencies represent 47% of the Company's total revenues. Fluctuations in exchange rates between the U.S. dollar and the currencies where the Company conducts such business may have a material adverse effect on the Company's business, results of operation and financial condition, particularly its operating margins, and could also result in exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the risks associated with fluctuations in foreign exchange rates will increase. Historically, the Company has not managed the risks associated with fluctuations in exchange rates but may undertake transactions to manage such risks in the future using forward foreign exchange contracts, foreign currency options or other instruments to hedge these risks.

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

         Year 2000 related costs through September 30, 2000 were limited to employees' time and were expensed as incurred. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial.

EFFECTS OF INFLATION

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last nine years.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         EXHIBIT NO.              DESCRIPTION
         -----------              -----------

            27.7                  Financial Data Schedule (FOR SEC USE ONLY)

b.)      Reports on Form 8-K

         On August 25, 2000, the Registrant filed a Current Report on Form 8-K in connection with a Change in the Registrant's Certifying Accountant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000        FARO TECHNOLOGIES, INC.
                               (Registrant)


                               By: /s/ GREGORY A. FRASER
                                   ---------------------------------------------
                               Gregory A. Fraser
                               Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)