Form 10-K
period 2000-12-31
FARO TECHNOLOGIES INC
filed 2001-04-02
CIK 917491

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

   (Mark One)

  [X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the fiscal year ended December 31, 2000 or

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from       to

                        Commission File Number 0-23081

                            FARO TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                  Florida                                   59-3157093
------------------------------------------- -------------------------------------------
       (State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation or organization)
    125 Technology Park, Lake Mary, FL                         32746
------------------------------------------- -------------------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

     (Registrant's Telephone Number, Including Area Code): (407) 333-9911

     Securities to be registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
            Title of Each Class                         On Which Registered
                   None                                        None

  Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 20, 2001, there were outstanding 11,030,706 shares of Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price reported on the NASDAQ National Market as of March 20, 2001 was $30,665,363.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Form 10-K Reference
---------                                                 ---------------------
Portions of the Proxy Statement, dated April 2, 2001..... Part III, Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

             CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

   This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) made by FARO Technologies, Inc. (the "Company"). In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

   Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to the following factors: (i) loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) rapid technological change; (iv) an economic slowdown affecting the manufacturing sector; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients;
(ix) potential increases in the Company's costs; (x) fluctuations in the Company's quarterly financial results; declaration and payment of dividends; and (xi) the loss of either of the Company's executive officers. Additional factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report.

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

   Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision but have only recently begun to provide a link to the CAD model of the object being measured. Fixed-base CMMs require that the object being measured be brought to the CMM and that the object fit within the CMMs measurement grid. In addition, conventional CMMs generally operate in metrology laboratories or environmentally stable quality inspection departments of manufacturing facilities rather than on the factory floor.

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

FARO's Business

   The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the FAROArm(R) articulated measuring device and its multi-faceted CAM2 software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym "CAMM" for this process, which stands for Computer-aided manufacturing measurement. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 29 patents in the United States, 17 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 2,300 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

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

   The Company offers several models of the FAROArm(R) under three product lines: the Gold Series, Silver Series and the Bronze Millenium Series.

     Gold Series. The Gold Series models are the Company's highest precision (P.001 to P.005 inches) measuring devices and are available in four, six, eight, ten and twelve foot measurement diameters. These models are used for factory floor inspection and fit-checking applications requiring higher precision than the Silver Series. Depending on the component of the CAM2 software, the Gold Series models are priced between $50,000 and $60,000 when sold as a turnkey system including hardware, computer and software and $47,000 without computer and software.

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

     Bronze Millennium Series. The Bronze Series models are the Company's lighter-weight, medium precision (P.002 to P.007 inches) measuring devices and are available in four, six, eight and ten foot measurement diameters. These models are most frequently used for applications that do not require high-level precision, such as 3-D modeling, mold production and reverse-engineering applications. Depending on the component of CAM2 software, the Sterling Series models are priced between $34,000 and $42,000 when sold as a turnkey system including hardware, computer and CAM2 software and $27,000 without computer and software.

   The Control Station with SoftCheck Tools. The Control Station was introduced in late 2000 as a practical factory based 3D measurement solution for manufacturers with repetitive part production, minimal production engineering staff and assembly staff, and with little or no computer, CAD or metrology experience. The Control Station consists of a FARO Arm, a touch-screen computer and one or more SoftCheck Tools. The Control Station can be simply viewed as a player for custom delivered SoftCheck tools specifically developed by FARO for the Customer's parts. A SoftCheck Tool is custom software program designed to lead an assembler through the inspection process. The SoftCheck Tools can be attained through the web or by direct communication with the Company's applications engineering staff.

   CAM2 Software. CAM2 is the Company's family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes six (6) software programs:

     CAM2 CAD Analyzer(R) allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals. CAM2 CAD Analyzer(R) sells for $6,500.

     CAM2 Design(R) allows users to measure older parts without data files, or models of potential products and convert them into CAD files for manufacturing. It is built on the AutoCAD(R) software development platform, which allows users to benefit from extensive hardware, software, interfacing and software support libraries and teaching products. CAM2 Design(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), CAM2 Design(R) sells for $26,000. As part of a product rationalization effort in 2000, CAM2 Design was discontinued. The increased performance of the CAM2 Measure product and the diminishing reverse engineering markets were contributing factors to this decision.

     CAM2 Measure(R) allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), CAM2 Measure(R) sells for $10,000.

     CAM2 Automotive(R) also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike CAM2 Measure(R), CAM2 Automotive(R) is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. CAM2 Automotive(R) is offered with the FAROArm(R) and is also offered as an unbundled product. When unbundled from the FAROArm(R), CAM2 Automotive(R) sells for $20,000.

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

   Specialty Products. The Company licenses and supports certain specialty products based on its articulated arm technology that are used in medical applications. License and support fees from these products do not represent a significant portion of the Company's revenues. However, the Company is maintaining an active campaign to license its formerly developed medical intellectual property to manufacturers of computer assisted surgical products.

Customers

   The Company's products have been purchased by more than 2,300 customers worldwide, ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 14.0% of the Company's total revenues in 2000. No customer represented 4.0% or more of the Company's sales in 2000. The following table illustrates, by vertical market, the Company's diverse customer base:

         AEROSPACE                AUTOMOTIVE          ELECTRIC UTILITIES AND
                                                           MANUFACTURERS



         Boeing                DaimlerChrysler
     Lockheed Martin           General Motors            General Electric
    Northrop Grumman                Ford                   Westinghouse
      GE Aerospace                  Honda           Southern California Edison
    Orbital Sciences               Toyota           Tennessee Valley Authority
       Dee Howard                  Nissan              ABB Power Generation
     Hughes Brothers               Porsche                 Hydro Quebec
   Nordam Repair Div.            Volkswagen                  TurboCare
     Ball Aerospace                  BMW              Potomac Electric Power
                                                        Turbine Technology
                                                           International

      HEAVY EQUIPMENT             CONSUMER PRODUCTS           MISCELLANEOUS



        John Deere                 Harley Davidson         Bill Elliot Racing
     Case Corporation                  Polaris            American Sheet Metal
        Caterpillar                  Bombardier              Monyo Oil Field
      Komatsu Dresser                   Xerox                   Products
     Clark Industries              Hewlett Packard            Atlas Foundry
      Ingersoll Rand            Fountain Power Boats        Molded Fiberglass
           AGCO                 Taylor Made Products          Creative Foam
      Hay and Forage               Mercury Marine               Products
      Melroe Company                    Amana             Able Design Plastics
    Volvo Construction            Braun Corporation          APW Enclosures
         Equipment                  Eastman Kodak          Applied Composites
    Renault Agriculture                                   Kolenda Tool and Die
                                                           Charmalloy Castings

Sales and Marketing

   The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 2000, the Company employed 101 sales/application engineering professionals who operate from the Company's headquarters, and include eight North American regional sales representatives located in Charlotte, Chicago, Columbus (Ohio), Dallas, Detroit, Los Angeles, Seattle and Toronto, three German regional sales offices in Stuttgart, Munich, and Gladbeck, and sales offices located in Coventry, United Kingdom, suburban Paris, France, in Barcelona, Spain and in Nagoya, Japan. The Company also utilizes 14 North American and 24 international distributors primarily in territories where the Company does not have regional sales offices. See Footnote 15 of Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company's foreign and domestic operations and export sales required by this Item.

   The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers.

   The Company employs a variety of marketing techniques, including direct mail, trade shows, and advertising in trade journals, and proactively seeks publicity opportunities for customer testimonials. Management believes that word-of-mouth advertising from the Company's existing customers provides an important marketing advantage. The Company also uses a computerized sales and marketing software system with telemarketing, lead tracking and analysis, as well as customer support capabilities. Finally, the Company utilizes its state-of-the-art web site to promote its product offerings. Each of the Company's sales offices is linked electronically to the Company's headquarters.

   In June 1996, the Company entered into an Original Equipment Manufacturer
(OEM) agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company that is the world's largest manufacturer of metrology tools. Mitutoyo markets the FAROArm(R) in Japan under the name SPINARM(R). The agreement, which grants Mitutoyo non-exclusive distribution right in Japan, expires in June 2001 and is renewable for successive one-year terms.

   In March 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a North Kingstown, Rhode Island company that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe markets the FAROArm(R) worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2002, and is renewable for successive one-year terms.

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

   The Company's research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company's research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company's engineering development efforts will continue to focus on the FAROArm(R) and the family of CAM2 products. Significant efforts are also being directed toward the development of new Control Station measurement technologies and additional features for existing products. See "Technology".

   At December 31, 2000, the Company employed 37 scientists and technicians in its research and development efforts. Research and development expenses were approximately $3.6 million in 2000 as compared to $3.8 million in 1999 and $2.6 million in 1998. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Technology

   The primary measurement function of the FAROArm(R) and The Control Station is to provide orientation and position information with respect to the probe at the end of the FAROArm(R). This information is processed by software and can be compared to the desired dimensions contained in the CAD data of a production part or assembly to determine whether the measured data conforms to such dimensional specifications.

   To accomplish this measurement function, the FAROArm(R) and The Control Station is designed as an articulated arm with six or seven joints. The arm consists of aluminum links and rotating joints that are combined in different lengths and configurations, resulting in human arm-like characteristics. Each joint is instrumented with a rotational transducer, a device used to measure rotation, which is based on optical digital technology. The position and orientation of the probe in three dimensions is determined by applying trigonometric calculations at each joint. The position of the end of a link of the arm can be determined by using the angle measured and the known length of the link. Through a complex summation of these calculations at each joint, the position and orientation of the probe is determined.

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

   Software. CAM2 is a Windows-based, 32-bit application family written for the most recent PC-based technology. CAM2 has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. CAM2 CAD analyser(R) is a family member for viewing, analyzing and browsing CAD files. CAM2 Design(R) is a family member primarily used for reverse engineering and is written as an AutoCAD runtime extension (ARX) that is the AutoCAD Application Programming Interface (API). Family member CAM2 Measure(R) is a simplified version of Design for pure measurement applications written entirely on the ACIS CAD development platform. Family member CAM2 Automotive(R) is a measurement software designed for large CAD files and specific Automotive applications and is written using a proprietary graphics display engine. Family member CAM2 SPC Process(R) is designed for plant wide dimensional data acquisition and presentation in classical SPC (Statistical Process Control) formats for plant-wide quality control.

   All the CAM2 family members are written in the C++ development language using Microsoft Foundation Class (MFC) standards. The software fully implements UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively. The software is developed with the cooperation of diverse user beta sites and a well-developed system for tracking and implementing market demands. The Company's software products are available in seven (7) languages worldwide.

Intellectual Property

   The Company holds or has pending 29 patents in the United States, 17 of which are also held or pending in other jurisdictions. The Company also has 13 registered trademarks in the United States, 25 foreign registered trademarks, 8 trademark applications pending in the United States and 3 foreign trademark applications pending. The Company also has internet domain names registered worldwide.

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

   "Quality" has rapidly emerged as a new emphasis in commerce and industry, and is a significant factor in international trade. The Company's manufacturing, engineering and design headquarters have been registered to the ISO 9001 standard since July 1998. Yearly semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as the business evolves and has chosen English as the standard business language for its operations. This decision is expected to significantly influence the Company's operations and documentation globally. This has been done in concert with the ISO Standard Registrar, and is expected to increase customer confidence in the Company's products and services worldwide.

   In May 2000, the Company received Accreditation to ISO/IEC Guide 25, which is a standard for Calibration and Testing Laboratories. The Company's Scope of Supply for this accreditation is: "Calibration and Certification of Measuring and Test Equipment."

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

   The Company's significant direct competitors for its FAROArm(R) and related software are Romer SRL (France) and Romer, Inc., a Cimcore Company (California). Prior to 2000 these two companies were a joint venture. The Company is aware of a direct competitor in Germany, two direct competitors in Italy, and a direct competitor in the United Kingdom, each of which the Company believes currently has significantly less sales volume than the Company. The Company also has an established, competitor in Japan that markets a portable measuring device. There can be no assurance that such companies will not devote additional resources to the development and marketing of products that compete with those of the Company.

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

Backlog

   At December 31, 2000, the Company had orders representing approximately $1.0 million in product sales outstanding. The majority of such orders were shipped by March 20, 2001. Additionally, the Company had orders representing approximately $1.3 million in warranty, training and service sales outstanding at December 31, 2000.

Employees

   At December 31, 2000, the Company had 232 full-time employees, consisting of 101 sales/application-engineering professionals, 37 production staff, 37 research and development staff, 40 administrative staff, and 17 customer service specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy its staffing requirements for the foreseeable future.

Management of the Registrant

   The officers and key management personnel of the Company are as follows:

Name                     Age                      Principal Position
----                     --- -------------------------------------------------------------
Simon Raab, Ph.D........  48 Chairman of the Board, Chief Executive Officer, and President
Gregory A. Fraser,
 Ph.D...................  46 Executive Vice President, Secretary, and Treasurer
Wendelin K.J.
 Scharbach..............  45 Managing Director of FARO Europe
Edward M. Pelshaw.......  42 Vice President of Manufacturing
Allen Sajedi............  41 Chief Engineer

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

   Gregory A. Fraser, Ph.D., a co-founder of the Company, has served as Executive Vice President, Secretary, and Treasurer since August 1999. Prior to that Mr. Fraser served as Chief Financial Officer and Executive Vice President since May 1997 and as Secretary, Treasurer and a director of the Company since its inception in 1982. Mr. Fraser holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Theoretical and Applied Mechanics from Northwestern University and a Bachelor of Science, and Bachelor of Mechanical Engineering from Northwestern University.

   Wendelin K.J. Scharbach a co-founder of a predecessor of FARO Europe, the Company's principal subsidiary in Europe has served as Managing Director of FARO Europe since May 1998. Prior to that Mr. Scharbach was Managing Director of CATS GmbH. Mr. Scharbach holds a Bachelors Degree in Mechanical Engineering from University of Karlsruhe in Germany.

   Edward M. Pelshaw has served as Vice President of Manufacturing of the Company since January 2000. Prior to that Mr. Pelshaw served as Director of Manufacturing of the Company since 1997, and as Purchasing Manager since 1996. Prior to joining the Company in 1996, Mr. Pelshaw served as Senior Supply and Logistic Officer with the U.S. Army. Mr. Pelshaw holds an MBA from the Webster University and a Bachelor of Science degree from Hawaii Pacific University.

   Allen Sajedi has served as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor of Mechanical Engineering from McGill University, Montreal, Canada.

ITEM 2. PROPERTIES.

   The Company's headquarters and principal operations are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. The Company's European headquarters are located in a leased building in Stuttgart, Germany containing approximately 14,000 square feet. The Company leases and operates a combined sales and training facility located in Wixom, Michigan containing approximately 4,300 square feet. The Company also has a combined sales and research and development facility that is located in a leased building in Aveiro, Portugal containing approximately 2,800 square feet. The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices as those needs develop.

   In addition, the Company has seven sales offices in Europe, and a sales office in each, Canada and Japan. The Company leases all of the sales offices. The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the last quarter of calendar 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS.

   The Company's Common Stock began trading on the NASDAQ Stock Market in September 1997 under the symbol FARO. The following table sets forth the high and low sale price of the Company's Common Stock for its two most recent fiscal years:

                                                         2000           1999
                                                    --------------- ------------
                                                     High     Low    High   Low
                                                    ------- ------- ------ -----
First Quarter...................................... 5 7/8   2 3/8   7      3 3/4
Second Quarter..................................... 3 29/32 2 3/8   6 7/16 4 5/8
Third Quarter...................................... 5 1/2   3       6      2 3/4
Fourth Quarter..................................... 4 15/16 2 25/32 5      2 1/4

   The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors.

   The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 20, 2001, the last sale price of the Company's Common Stock was $2.63, and there were approximately 76 holders of record of Common Stock. The Company believes that there are approximately 1,550 beneficial owners of its Common Stock.

   On August 26, 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of one million shares of the Company's Common Stock. In the fiscal year 1998, the Company purchased 40,000 shares of its Common Stock in the open market under such stock repurchased plan. During the two years in the period ended December 31, 2000 the Company did not purchase any shares of its Common Stock in the open market.

ITEM 6. SELECTED FINANCIAL DATA.

                                           Years Ended December 31
                         --------------------------------------------------------------------
                            2000         1999            1998            1997        1996
                         -----------  -----------     -----------     ----------- -----------
Statement of Operations
 Data:
Sales................... $40,452,913  $33,105,740     $27,514,699     $23,516,385 $14,656,337
Gross profit............  25,704,285   18,944,802      16,223,386      13,905,547   8,170,069
Income (loss) from
 operations.............    (697,100)  (9,705,477)(1)  (5,684,607)(2)   4,932,276   2,710,075
Income (loss) before
 income taxes...........     464,198   (8,516,286)     (4,480,562)      5,321,260   2,522,554
Net income (loss).......      39,517   (7,394,822)     (4,931,094)      3,206,630   1,406,662
Net income (loss) per
 common share:
Basic................... $       --   $     (0.67)    $     (0.46)    $      0.41 $      0.20
Diluted.................         --         (0.67)          (0.46)           0.39        0.19
Weighted average common
 shares Outstanding:
Basic...................  11,021,606   11,015,140      10,632,708       7,831,715   7,000,000
Diluted.................  11,094,144   11,015,140      10,632,708       8,189,048   7,349,041

                                               At December 31
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------- ----------- ----------- ----------- ----------
Consolidated Balance
 Sheet Data:
Working capital......... $23,672,736 $24,869,844 $30,997,769 $37,277,545 $3,832,424
Total assets............  44,699,274  42,103,912  49,120,147  41,192,333  7,815,668
Total debt..............      49,260      26,236     337,710         --   1,501,267
Total shareholders'
 equity.................  35,955,453  36,599,346  45,375,391  38,939,411  3,773,699

--------
(1) Includes a charge to write down development and core technology in the amount of $3.1 million.
(2) Includes a charge for in-process research and development in connection with the German acquisition in the amount of $3.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

   The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the FAROArm(R) articulated measuring device, the Control Station and its multi-faceted CAM2 software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 29 patents in the United States, 17 of which also are held or pending in other jurisdictions. The Company's products have been purchased by more than 2,300 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen.

   From its inception in 1982 through 1992, the Company focused on providing computerized, 3-D measurement devices to the orthopedic and neurosurgical markets. During this period, the company introduced a knee laxity measurement device, a diagnostic tool for measuring posture, scoliosis and back flexibility, and a surgical guidance device utilizing a six-axis articulated arm.

   In 1992, in an effort to capitalize on a demand for 3-D portable measurement tools for the factory floor, the Company made a strategic decision to target its core measurement technology to the manufacturing and industrial markets. In order to focus on manufacturing and industrial applications of its technology, the Company phased out the direct sale of its medical products and entered into licensing agreements with two major neurosurgical companies for its medical technology. In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996, Great Britain in 1997 and Japan and Spain in 2000. International sales represented 50.6%, 46.6% and 46.4% of sales in 2000, 1999 and 1998, respectively.

   The Company derives revenues primarily from the sale of the FAROArm(R), its six-axis articulated measuring device, and its multi-faceted CAM2 software. Revenue related to the Company's 3-D measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized in proportion to maintenance costs projected to be incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 summarizing its views of applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

   Revenue growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices and expanded promotional efforts which include a multilingual web site and Company demo CD. In 2000 the Company introduced The Control Station with SoftCheck Tools, new accessory items such as The FARO Rail, the FARO Powerhouse and new versions of all the members of the CAM2 software family.

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

Results of Operations

   The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company's consolidated statements of operations:

                                                            Year Ended
                                                            December 31
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----   -----   -----
Statement of Operations Data:
Sales................................................... 100.0 % 100.0 % 100.0 %
Cost of Sales...........................................  36.5 %  42.7 %  41.0 %
                                                         -----   -----   -----
Gross profit............................................  63.5 %  57.3 %  59.0 %
Operating expenses:
  Selling...............................................  34.7 %  36.7 %  36.2 %
  General and administrative............................  14.2 %  15.0 %  11.5 %
  Depreciation and amortization.........................   7.2 %  13.5 %  10.2 %
  Research and development..............................   8.8 %  11.6 %   9.4 %
  Employee stock options................................    .3 %   0.5 %   0.6 %
  Impairment loss on acquired intangible assets.........   --      9.3 %   --
  In-process research and development...................   --      --     11.7 %
                                                         -----   -----   -----
    Total operating expenses............................  65.2 %  86.6 %  79.6 %
                                                         -----   -----   -----
Loss from operations....................................  (1.7)% (29.3)% (20.7)%
Interest income.........................................   2.1 %   2.2 %   3.9 %
Other income, net.......................................    .7 %   1.4 %   0.5 %
Interest expense........................................   --      --      --
                                                         -----   -----   -----
Net income (loss) before income taxes...................   1.1 % (25.7)% (16.3)%
Income tax expense (benefit)............................   1.0 %  (3.4)%   1.6 %
                                                         -----   -----   -----
Net income (loss).......................................    .1 % (22.3)% (17.9)%

2000 Compared to 1999

   Sales. Sales increased $7.3 million, or 22.2%, from $33.1 million in 1999 to $40.5 million in 2000. The increase resulted from increases in the U.S. ($2.3 million, or 13.1%, from $17.7 million to $20.0 million), Europe ($3.5 million, or 32.8%, from $10.6 million to $14.1 million) and the remainder of the world (an increase of $1.6 million, or 32.3%, from $4.8 million to $6.4 million). The increase primarily resulted from higher product unit sales in all geographic regions, partially offset by the effect of the stronger U.S. Dollar in 2000 (approximately $1.8 million).

   Gross profit. Gross profit increased by $6.8 million, or 35.7%, from $18.9 million in 1999 to $25.7 million in 2000. Gross margin increased to 63.5% in 2000 from 57.2% in 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in 2000, partially offset by the effect of the stronger U.S. dollar.

   Selling expenses. Selling expenses increased $1.9 million, or 15.6%, from $12.1 million in 1999 to $14.0 million in 2000. This increase was primarily a result of higher selling expenses in the United States ($1.1 million) and in Europe ($1.2 million), principally as a result of higher compensation and marketing expenses, offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $550,000).

   General and administrative expenses. General and administrative expenses increased by $.8 million, or 15.9%, from $5.0 million in 1999 to $5.8 million in 2000. The increase was due to increases across many categories in the U.S. ($0.7) million and in Europe ($0.1) million, offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $150,000).

   Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $1.5 million, or 34.4%, from $4.5 million in 1999 to $2.9 million in 2000. The decrease primarily resulted from the $3.1 million impairment loss on acquired intangible assets at the end of 1999, which reduced the amount of acquired intangible assets to be amortized, offset in part by depreciation on assets acquired in 2000.

   Research and development expenses. Research and development expenses decreased by $300,000, or 7.3%, from $3.8 million in 1999 to $3.5 million in 2000. The decrease was due to decreases across many expense categories in the United States ($0.2) million, and to the effect of the stronger U.S. dollar in 2000 ($0.1) million on European expenses, offset in part by increase, in local currency, across many categories in Europe ($0.1) million.

   Employee stock option expenses. Employee stock option expenses decreased by $46,000, or 26.9%, from $169,000 in 1999 to $123,000 in 2000. This decrease was a result of a reduction in the amortized deferred compensation expense related to stock options issued in 1995 and 1997. For all options issued in 2000 and 1999, no compensation expense was recorded, as the exercise price of the options was equal to the market price on the day of the grant.

   Impairment loss on acquired intangible assets. An unusual impairment loss of $3.1 million was recorded in 1999 to reflect an impairment of the intangible assets resulting from the German acquisition on May 15, 1998. The impairment resulted from the Company's revised forecast of the cash flows expected from the developed and core technology acquired with the German acquisition.

   Interest income. Interest income increased by $144,000, from $716,000 in 1999 to $860,000 in 2000. The increase was primarily attributable to higher average yields of interest-earning cash, cash equivalents, and investments held and higher average principal amounts invested in 2000 (see Liquidity and Capital Resources below).

   Other income. Other income decreased by $173,000, from $475,000 in 1999 to $302,000 in 2000. The decrease resulted principally from foreign exchange losses in 2000.

   Income tax expense (benefit). Income tax expense (benefit) increased by $1.5 million, from a benefit of $1.1 million in 1999 to expense of $0.4 million in 2000. The tax expense resulted from the Company's U.S. operation's taxable earnings in 2000. A German federal tax benefit of $6.5 million was offset in 2000 against a valuation allowance related to the German acquisition of 1998. At December 31, 2000, the Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards, which do not expire, and intangible assets of $3.4 million and $3.1 million, respectively.

   Net income (loss). The Company's net income (loss) increased by $7.4 million, from a loss of $7.4 million in 1999 to net income of $40,000 in 2000 due to the factors mentioned above.

1999 Compared to 1998

   Sales. Sales increased $5.6 million, or 20.4%, from $27.5 million in 1998 to $33.1 million in 1999. The increase resulted from increases in the U.S. ($3.0 million, or 20.4%, from $14.7 million to $17.7 million), Europe ($2.1 million, or 24.7%, from $8.5 million to $10.6 million) and the remainder of the world (an increase of $0.5 million, or 11.6%, from $4.3 million to $4.8 million).

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

   General and administrative expenses. General and administrative expenses increased by $1.8 million, or 56.3%, from $3.2 million in 1998 to $5.0 million in 1999. The increase primarily resulted from general and administrative expenses in Germany, which increased by $1.1 million, with a full year of expenses in 1999 compared to seven and a half months in 1998. General and administrative expenses also increased due to higher salaries, outside services, and professional and legal expenses, and unusual third quarter charges ($0.2 million, primarily for write-offs of doubtful accounts and residual costs related to the German acquisition), partially offset by lower bonuses and a $0.1 million unusual adjustments.

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

   Research and development expenses. Research and development expenses increased by $1.2 million, or 46.2%, from $2.6 million in 1998 to $3.8 million in 1999. The increase primarily resulted from an increase in the number of U.S. research and development employees ($0.6 million), a full year of research and development expenses in Germany in 1999, compared to seven and a half months of expenses in 1998 ($0.4 million), and an unusual charge ($0.2 million) to write off capitalized research and development costs for products no longer sold by the Company.

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

   Impairment loss on acquired intangible assets. A unusual impairment loss of $3.1 million was recorded in 1999 to reflect an impairment of the intangible assets resulting from the German acquisition on May 15, 1998. The impairment resulted from the Company's revised forecast of the cash flows expected from the developed and core technology acquired with the German acquisition.

   Other income. Other income increased by $0.4 million, or 400.0%, from $0.1 million in 1998 to $0.5 million in 1999. The increase resulted principally from an increase in royalty income and from an increase in licensing fees for the Company's medical technologies in 1999.

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

Liquidity and Capital Resources

   In September 1997, the Company completed an initial public offering of Common Stock that provided net proceeds of $31.7 million. Total marketable securities (cash and cash equivalents, short-term investments and investments) at December 31, 2000 were $19.0 million, compared to $16.7 million at December 31, 1999.

   For the year ended December 31, 2000, net cash provided by operating activities was $4.7 million compared to $1.4 million in 1999. Net cash provided by operating activities, net of foreign exchange effects, increased primarily due to improved operational results in 2000.

   Net cash (excluding short-term investments and investments) used in investing activities for the year ended December 31, 2000 was $3.1 million, compared to net cash provided by investing activities of $5.3 million in 1999. Net cash used in investing activities in 2000 was primarily due to net increase in short-term investments and investments in 2000 of $732,000, increases in notes receivable of $1.0 million (see Note 2 of Notes to Consolidated Financial Statements contained in Item 8 herein) and purchases of property and equipment of $1.2 million.

   Net cash provided by financing activities for the year ended December 31, 2000 was $11,000, compared to net cash used of $282,000 in 1999. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

   Currency exchange rate changes resulted in a $161,000 reduction on the Company's reported cash at December 31, 2000.

   The Company's principal commitments at December 31, 2000 consisted of leases on its headquarters and regional and sales offices. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs at least through 2001.

Foreign Exchange Exposure

   Sales outside the United States represent a significant portion of the Company's total revenues. At present, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates will increase. Historically, the Company has not hedged against the risks associated with fluctuations in exchange rates. The Company at present is evaluating its exposure, and may use foreign exchange contracts and/or foreign currency options to hedge these risks in the future.

Inflation

   The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2001.

Conversion to the Euro Currency

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro ends June 30, 2002. After the transition period certain member countries of the European Union are expected to adopt the Euro as their national currency. Issues facing the Company as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, amending lease agreements and other contracts, and processing tax and accounting records. The Company is addressing these issues and does not expect the Euro to have a material effect on the Company's financial condition or results of operations.

Implementation of SAB 101

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company performed a comprehensive review of its revenue recognition policies and determined that it is in compliance with SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information required by this item is incorporated by reference herein from the section of this Report in Part II, Item 7, under the captions "Foreign Exchange Exposure" and "Inflation" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                          Page
                                                                          ----
Independent Auditors' Reports............................................  21

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  22

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  23

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2000, and 1999 and 1998....................................  24

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  25

Notes to Consolidated Financial Statements...............................  26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

   We have audited the accompanying consolidated balance sheet of FARO Technologies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FARO Technologies, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                       /s/ ERNST & YOUNG LLP

Orlando, Florida
March 8, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

   We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
March 17, 2000

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                                                         2000         1999
ASSETS                                                -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents.......................... $ 8,029,318  $ 6,507,962
  Short-term investments.............................   6,218,636    6,494,262
  Accounts receivable (Note 4).......................  10,352,972    9,812,838
  Refundable income taxes............................         --       234,470
  Inventories, net...................................   6,364,290    6,199,414
  Prepaid expenses and other current assets..........   1,112,881      577,116
  Deferred income taxes..............................     203,816      494,088
                                                      -----------  -----------
    Total current assets.............................  32,281,913   30,320,150
                                                      -----------  -----------
PROPERTY AND EQUIPMENT--at cost:
  Machinery and equipment............................   3,580,892    2,895,706
  Furniture and fixtures.............................   1,253,248    1,094,927
  Leasehold improvements.............................      89,171       34,086
                                                      -----------  -----------
    Total............................................   4,923,311    4,024,719
  Less accumulated depreciation and amortization.....  (3,121,029)  (2,356,572)
                                                      -----------  -----------
    Property and equipment--net......................   1,802,282    1,668,147
                                                      -----------  -----------
INTANGIBLE ASSETS--net...............................   4,055,337    5,979,072
INVESTMENTS..........................................   4,755,572    3,747,694
NOTES RECEIVABLE (Note 2)............................   1,128,846      130,936
DEFERRED INCOME TAXES................................     675,324      257,913
                                                      -----------  -----------
TOTAL ASSETS......................................... $44,699,274  $42,103,912
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................. $    17,397  $     8,746
  Accounts payable...................................   2,965,417    2,200,408
  Accrued liabilities................................   4,120,404    2,838,330
  Income taxes payable...............................     684,409          --
  Current portion of unearned service revenues.......     687,566      317,918
  Customer deposits..................................     133,984       84,904
                                                      -----------  -----------
    Total current liabilities........................   8,609,177    5,450,306
OTHER LONG-TERM LIABILITIES..........................     134,644       54,260
                                                      -----------  -----------
    Total liabilities................................   8,743,821    5,504,566
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Class A preferred stock--par value $.001,
   10,000,000 shares authorized, no shares issued and
   outstanding.......................................         --           --
  Common stock--par value $.001, 50,000,000 shares
   authorized, 11,065,225 and 11,392,842 issued;
   11,025,225 and 11,019,510 outstanding.............      11,066       11,060
  Additional paid-in capital.........................  47,570,059   47,544,844
  Unearned compensation..............................                 (123,404)
  Accumulated deficit................................  (9,268,134)  (9,307,651)
  Other comprehensive loss...........................  (2,206,913)  (1,374,878)
  Common stock in treasury, at cost--40,000 shares in
   2000 and 1999.....................................    (150,625)    (150,625)
                                                      -----------  -----------
    Total shareholders' equity.......................  35,955,453   36,599,346
                                                      -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... $44,699,274  $42,103,912
                                                      ===========  ===========

                See notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
SALES................................... $40,452,913  $33,105,740  $27,514,699
COST OF SALES...........................  14,748,628   14,160,938   11,291,313
                                         -----------  -----------  -----------
  Gross profit..........................  25,704,285   18,944,802   16,223,386
                                         -----------  -----------  -----------
OPERATING EXPENSES:
  Selling...............................  14,033,725   12,139,567    9,960,914
  General and administrative............   5,763,040    4,974,558    3,161,599
  Depreciation and amortization.........   2,931,546    4,465,441    2,816,135
  Research and development..............   3,549,670    3,828,801    2,587,181
  Employee stock options................     123,404      168,912      172,164
  Impairment loss on acquired intangible
   assets...............................         --     3,073,000          --
  In-process research and development
   resulting from acquisition...........         --           --     3,210,000
                                         -----------  -----------  -----------
    Total operating expenses............  26,401,385   28,650,279   21,907,993
                                         -----------  -----------  -----------
LOSS FROM OPERATIONS....................    (697,100)  (9,705,477)  (5,684,607)
OTHER INCOME (EXPENSE):
  Interest income.......................     860,254      715,953    1,077,713
  Other income..........................     302,378      475,162      139,355
  Interest expense......................      (1,334)      (1,924)     (13,023)
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES.......     464,198   (8,516,286)  (4,480,562)
INCOME TAX EXPENSE (BENEFIT)............     424,681   (1,121,464)     450,532
                                         -----------  -----------  -----------
NET INCOME (LOSS)....................... $    39,517  $(7,394,822) $(4,931,094)
                                         ===========  ===========  ===========
NET LOSS PER COMMON SHARE--BASIC........ $       --   $     (0.67) $     (0.46)
                                         ===========  ===========  ===========
NET LOSS PER COMMON SHARE--DILUTED...... $       --   $     (0.67) $     (0.46)
                                         ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Accumulated
                            Common Stock     Additonal                                Other
                         ------------------   Paid-in     Unearned   Accumulated  Comprehensive Treasury
                           Shares   Amounts   Capital   Compensation   Deficit    Income (Loss)   Stock       Total
                         ---------- ------- ----------- ------------ -----------  ------------- ---------  -----------
BALANCE,
 JANUARY 1, 1998........  9,919,000 $ 9,919 $36,502,004  $(464,480)  $ 3,018,265   $  (126,297) $     --   $38,939,411
 Net loss...............                                              (4,931,094)                           (4,931,094)
 Currency translation
  adjustment, net of
  tax...................                                                               325,678                 325,678
                                                                                                           -----------
 Comprehensive loss.....                                                                                    (4,605,416)
 Income tax benefit
  resulting from
  excercise of stock
  options...............                        695,164                                                        695,164
 Issuance of common
  stock.................  1,129,137   1,129  10,323,564                                                     10,324,693
 Amortization of
  unearned
  compensation..........                                   172,164                                             172,164
 Acquisition of treasury
  stock.................                                                                         (150,625)    (150,625)
                         ---------- ------- -----------  ---------   -----------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 1998...... 11,048,137  11,048  47,520,732   (292,316)   (1,912,829)      199,381   (150,625)  45,375,391
 Net loss...............                                              (7,394,822)                           (7,394,822)
 Currency translation
  adjustment, net of
  tax...................                                                            (1,574,259)             (1,574,259)
                                                                                                           -----------
 Comprehensive loss.....                                                                                    (8,969,081)
 Issuance of common
  stock.................     11,373      12      24,112                                                         24,124
 Amortization of
  unearned
  compensation..........                                   168,912                                             168,912
                         ---------- ------- -----------  ---------   -----------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 1999...... 11,059,510  11,060  47,544,844   (123,404)   (9,307,651)   (1,374,878)  (150,625)  36,599,346
 Net income.............                                                  39,517                                39,517
 Currency translation
  adjustment, net of
  tax...................                                                              (832,035)               (832,035)
                                                                                                           -----------
 Comprehensive loss.....                                                                                      (792,518)
 Issuance of common
  stock.................      5,715       6      25,215                                                         25,221
 Amortization of
  unearned
  compensation..........                                   123,404                                             123,404
                         ---------- ------- -----------  ---------   -----------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 2000...... 11,065,225 $11,066 $47,570,059  $     --    $(9,268,134)  $(2,206,913) $(150,625) $35,955,453
                         ========== ======= ===========  =========   ===========   ===========  =========  ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31
                                           -------------------------------------
                                              2000         1999         1998
                                           -----------  -----------  -----------
CASH FLOWS FROM:
OPERATING ACTIVITIES:
 Net income (loss).......................  $    39,517  $(7,394,822) $(4,931,094)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
 Depreciation and amortization...........    2,931,546    4,465,441    2,858,108
 Bad debt expense........................       30,271      169,144      107,004
 Inventory reserve.......................      300,955    1,027,186      100,000
 Impairment loss on acquired intangible
  assets.................................          --     3,073,000          --
 In process research and development
  costs..................................          --           --     3,210,000
 Provision for deferred income taxes.....     (127,139)    (708,678)     361,737
 Loss on disposal of fixed assets........          --         5,400          --
 Employee stock options..................      123,404      168,912      172,164
 Change in operating assets and
  liabilities:
  Decrease (increase) in:
   Accounts receivable...................     (946,693)  (1,096,418)  (1,866,792)
   Refundable income taxes ..............      234,470      481,578     (716,048)
   Inventories...........................     (549,516)    (794,260)  (2,237,905)
   Notes receivable......................          --        47,752      124,683
   Prepaid expenses and other assets.....     (586,176)    (422,079)      66,972
  Increase (decrease) in:
   Accounts payable and accrued
    liabilities..........................    2,095,884    2,380,514      263,912
   Income taxes payable..................      684,409          398     (413,167)
   Unearned service revenues.............      436,132       (5,757)    (159,794)
   Customer deposits.....................       55,817      (28,458)      (6,620)
                                           -----------  -----------  -----------
    Net cash provided by (used in)
     operating activities................    4,722,881    1,368,853   (3,066,840)
                                           -----------  -----------  -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment.....   (1,197,532)  (1,120,552)  (1,001,655)
 Notes receivable........................   (1,001,593)         --           --
 Acquisition of business net of cash
  acquired...............................          --           --    (5,668,382)
 Purchases of investments................   (7,422,252) (15,012,556) (17,011,831)
 Payment of patent costs.................          --           --      (105,651)
 Payment of product design costs.........          --           --      (635,943)
 Payments for intangible assets..........     (120,264)    (316,527)    (754,559)
 Proceeds from investments...............    6,690,000   21,782,431          --
                                           -----------  -----------  -----------
  Net cash provided by (used in)
   investing activities..................   (3,051,641)   5,332,796  (25,178,021)
                                           -----------  -----------  -----------
FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock--
  net....................................       25,221       24,124      624,842
 Payments for long-term debt, capital
  lease obligations and notes payable....      (14,070)    (306,403)    (186,447)
 Acquisition of treasury stock...........          --           --      (150,625)
                                           -----------  -----------  -----------
  Net cash provided by (used in)
   financing activities..................       11,151     (282,279)     287,770
                                           -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..     (161,035)  (1,095,064)     325,678
                                           -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................    1,521,356    5,324,306  (27,631,413)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR....................................    6,507,962    1,183,656   28,815,069
                                           -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...  $ 8,029,318  $ 6,507,962  $ 1,183,656
                                           ===========  ===========  ===========

                See notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business--FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. The Company has four wholly-owned subsidiaries FARO FSC, Ltd.; FARO Europe GmbH & Co. KG, a German company, FARO Japan KKK, a Japanese company, and Antares LDA, a Portuguese company.

   Principles of Consolidation--The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive loss.

   Revenue Recognition, Product Warranty and Extended Maintenance Contracts-- Revenue related to the Company's 3-D measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized in proportion to maintenance costs projected to be incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 summarizing its views of applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

   Cash and Cash Equivalents--The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

   All short-term investments in debt securities which have maturities of three months or less are classified as trading securities, which are carried at market value based upon the quoted market prices of those investments at the respective balance sheet date. Accordingly, net realized and unrealized gains and losses on trading securities are included in other income in the consolidated statements of operations. At December 31, 2000, cash and cash equivalents consisted only of cash on hand and overnight investments. The gross unrealized gain or loss on all trading securities was an unrealized loss of approximately $18,000 in 1999 and an unrealized gain of approximately $3,000 in 1998.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Investments--Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. At December 31, 2000 and 1999, such amounts consisted of government agency securities with maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none have maturities exceeding two years).

   At December 31, 2000 and 1999, investments consisted of the following:

                                                              2000       1999
                                                           ---------- ----------
   Government agency securities........................... $  898,840 $3,747,694
   Certificates of deposit................................    240,309        --
   Corporate notes........................................  3,616,423        --
                                                           ---------- ----------
                                                           $4,755,572 $3,747,694
                                                           ========== ==========

   Management determines the appropriate classification of its short term investments and investments in debt securities at the time of the purchase and reevaluates such determinations at each balance sheet date. All investments in debt securities are classified as held to maturity as the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in other income in the consolidated statements of operations. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The gross unrealized gain or loss on all held to maturity debt securities was an unrealized gain of approximately $65,000 at December 31, 2000, and unrealized loss of approximately $83,000 at December 31, 1999.

   Inventories--Inventories are stated at the lower of average cost or market. In order to achieve a better matching of production costs with the revenues generated in production, certain fixed overhead costs and certain general and administrative costs that are related to production are capitalized into inventory when they are incurred and are charged to cost of sales as product costs at the time of sale.

   Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company's products to customers. These products remain in sales demonstration inventory for six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins.

   Property and Equipment--Property and equipment are recorded at cost. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the various classes of assets as follows:

   Machinery and equipment........................................ 2 to 10 years
   Furniture and fixtures......................................... 3 to 10 years

   Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Intangibles--Goodwill represents the excess of purchase price over the fair value of businesses acquired and is amortized on a straight-line basis over 5 years.

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

   Research and Development--Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.

   Income Taxes--Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   Fair Value of Financial Instruments--The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, and accounts payable. The carrying amounts of such financial instruments approximate their fair value due to the short term nature of such instruments.

   Earnings Per Share--Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 13.

   Concentration of Credit Risk--Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   In June 1996, the Company entered into an Original Equipment Manufacturer
(OEM) agreement with Mitutoyo Corporation ("Mitutoyo"), a Japanese company which manufactures and markets metrology tools. Under the agreement, Mitutoyo sells the Company's products under the name SPINARM. The agreement, which grants Mitutoyo a nonexclusive right to sales in Japan, expired in June 2000 and was renewed for a successive one-year term in 2000.

   In 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a North Kingstown, Rhode Island company that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe will market the FAROArm(R) worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2002, and is renewable for successive one-year terms.

   No customer represented 10% or more of the Company's total sales for the years ended December 31, 2000, 1999 and 1998.

   Stock-Based Compensation--In accordance with Statement of Financial Accounting Standards ("SFAS" No. 123), "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principle Board
(APB) Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

   Long-Lived Assets--Long-lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 2 regarding the impairment of certain developed and core technology.

   Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Impact of Recently Issued Accounting Pronouncements--In June 2000, the FASB issued Statement No. 138, Accounting for Certain Hedging Activities, which amended Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 138 must be adopted concurrently with the adoption of Statement 133. The Company adopted these new Statements effective January 1, 2001.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   These statements will require the Company to recognize all derivatives on the balance sheet at fair value. The Company's adoption of these Statements did not have a significant effect on its results of operations or financial position.

   In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 31, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

   Reclassifications--Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

2. ACQUISITION OF CATS

   In 1998, the Company acquired CATS GmbH for total consideration of $16 million (including direct costs of the acquisition), consisting of $5 million in cash, 916,668 shares of the Company's Common Stock and the assumption of certain outstanding liabilities of CATS. In addition, 333,332 shares of Common Stock were placed in escrow to be issued provided CATS met certain performance criteria within a specified timeframe. Subsequently, the escrow shares were re-issued to the Company in February 2000 in accordance with the agreement.

   The acquisition agreement provided that the Company provide a loan to each of the two former shareholders of CATS to fund their tax liability in connection with the Company's acquisition of CATS. Such former CATS shareholders remain key employees of the Company. On August 2, 1999, the Company and each of the former CATS shareholders entered into a loan agreement pursuant to which the Company agreed to loan to the former CATS shareholders an amount equal to their German tax obligation in connection with the Company's acquisition of CATS. In June 2000, the German tax authorities issued a tax assessment to each of the former CATS shareholders. In connection therewith, on June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement and the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans are outstanding for a term of three years, at an interest rate of approximately 4.3%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company's Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

   Tangible assets (including cash of $5,618)...................... $ 1,522,000
   Intangible assets:
     Developed and core technology.................................   8,940,000
     Workforce in place............................................     550,000
     Customer relations............................................     590,000
     Goodwill......................................................   2,871,000
     In-process technology.........................................   3,210,000
   Liabilities assumed.............................................  (1,614,000)
                                                                    -----------
                                                                    $16,069,000
                                                                    ===========

   The valuation of CATS was based on management's estimates of after tax net cash flows and gives explicit consideration to the Security and Exchange Commission's ("SEC") views on in-process research and development in purchase transactions. In making the allocation of purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured the relative allocations to core technology and in-process technology were consistent with the relative contributions of each of the final products and (2) the stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

   The amount allocated to in-process research and development of $3.2 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful future development was uncertain.

   In the fourth quarter of 1999, the Company recorded a write-down of developed and core technology of approximately $3.1 million in the consolidated statement of operations. This write-down was in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 121"). Developed and core technology was determined to have been impaired because the anticipated future cash flows resulting from the software products acquired from CATS GmbH indicate that the recoverability of a portion of the developed and core technology is not reasonably assured. The estimated fair value of the developed and core technology was determined by calculating the present value of the estimated future cash flows.

   The operating results of CATS have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro forma results of operations for the year ended December 31, 1998 is presented for informational purposes assuming that the Company had acquired CATS as of January 1, 1998. The $3.2 million charge off for in-process research and development has been excluded from the pro forma results as it represents a material non-recurring charge.

   Revenues........................................................ $28,357,000
   Net loss........................................................  (1,215,000)
   Loss per share:
     Basic......................................................... $     (0.11)
     Diluted....................................................... $     (0.11)

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Selected cash payments and non cash activities were as follows:

                                                           December 31
                                                   ---------------------------
                                                    2000    1999      1998
                                                   ------- ------- -----------
Cash paid for interest............................ $ 1,334 $ 3,237 $    13,023
Cash paid for income taxes........................  54,000  24,392     569,481
Non cash investing and financing activities:
  Fixed assets acquired under capital lease
   obligations....................................  55,795     --          --
  Business acquired:
    Fair market value of assets acquired, net of
     cash acquired................................     --      --   17,677,382
    Liabilities assumed...........................     --      --   (1,614,000)
    Common stock issued...........................     --      --   10,395,015

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The allowance for doubtful accounts is as follows:

                                                      Year ended December 31
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
Balance, beginning of year......................... $334,612  $139,690 $  9,534
Provision..........................................   30,271   169,144  107,004
(Amounts written off) recoveries...................  (11,369)   25,778   23,152
                                                    --------  -------- --------
Balance, end of year............................... $353,514  $334,612 $139,690
                                                    ========  ======== ========

5. INVENTORIES

   Inventories, net, consist of the following:

                                                                December 31
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
Raw materials............................................. $  486,002 $  652,241
Work-in-process...........................................  1,610,210  1,396,793
Finished goods............................................    991,169  1,158,785
Sales demonstration.......................................  3,276,909  2,991,595
                                                           ---------- ----------
                                                           $6,364,290 $6,199,414
                                                           ========== ==========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The allowance for obsolete and slow-moving inventory is as follows:

                                                   Year ended December 31
                                               --------------------------------
                                                  2000        1999       1998
                                               ----------  ----------  --------
Balance, beginning of year.................... $1,080,815  $   54,728  $    --
Charges to Cost of Sales......................    300,955   1,027,186   100,000
Amounts written off...........................   (963,840)     (1,099)  (45,272)
                                               ----------  ----------  --------
Balance, end of year.......................... $  417,930  $1,080,815  $ 54,728
                                               ==========  ==========  ========

6. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                             December 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Goodwill.............................................. $ 2,456,913  $ 2,695,632
Existing product technology...........................   4,849,715    5,320,924
Work force in place...................................     470,673      516,405
Customer relationships................................     504,904      553,961
Product design costs..................................     861,367      886,897
Patents...............................................   1,235,300    1,102,821
Other.................................................     277,253      283,067
                                                       -----------  -----------
  Total...............................................  10,656,125   11,359,707
Accumulated amortization..............................  (6,600,788)  (5,380,635)
                                                       -----------  -----------
Intangible assets--net................................ $ 4,055,337  $ 5,979,072
                                                       ===========  ===========

   Amortization expense was $2,062,293, $3,625,045 and $2,630,671 in 2000, 1999
and 1998, respectively.

7. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                             December 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Accrued compensation and benefits..................... $ 2,185,314  $ 1,334,675
Accrued royalties and warranties......................     183,385      227,486
Other accrued liabilities.............................   1,751,705    1,276,169
                                                       -----------  -----------
                                                       $ 4,120,404  $ 2,838,330
                                                       ===========  ===========

8. NOTES PAYABLE AND DEBT

   The Company has an available line of credit of $1,000,000. Drawings under the line of credit bear interest equivalent to a 30-day commercial paper rate plus 2.65%. No amounts were outstanding on the line of credit at December 31, 2000 and 1999.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Long-term debt consists of the following:

                                                                December 31
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
5.8% secured note............................................ $    --   $ 5,424
4-year, 5.9% automobile loan.................................   16,635   20,812
Obligations under capital leases.............................   50,022      --
                                                              --------  -------
                                                                66,657   26,236
Less current portion.........................................  (17,397)  (8,746)
                                                              --------  -------
                                                              $ 49,260  $17,490
                                                              ========  =======

   Long-term debt of $49,260 and $17,490 is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2000 and 1999, respectively. Long-term debt at December 31, 2000 is due as follows: 2001--$17,397; 2002--$17,834; 2003--$16,264; 2004--$6,403 and 2005--
$5,996 and thereafter--$2,762.

   The secured note was collateralized by a telephone system and was repaid in full in 2000. In 1999, a subsidiary financed the purchase of a motor vehicle with a term loan that expires in 2003. In 2000, a subsidiary entered into capital leases for automotive and other equipment with an initial term of 36 to 60 months. The present value of the minimum lease payments due under the lease agreements is included in long-term debt at December 31, 2000.

9. RELATED PARTY TRANSACTIONS

   Leases--The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), a 26% shareholder. Pursuant to the terms of the lease agreement, which expires in 2006, the Company has a five-year renewal option. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $355,000 in 2000, $358,000 in 1999, and $300,000 in 1998.

   Related Party Loans--On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans outstanding are for a term of three years, at an interest rate of approximately 4.3%, and grant the borrowers an option to extend the term for an additional three years. See Note 2 of Notes to Consolidated Financial Statements above.

10. INCOME TAXES

   Income (loss) before income taxes consisted of the following:

                                               Years ended December 31
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
Domestic................................ $ 1,814,032  $(2,508,948) $   712,795
Foreign.................................  (1,349,874)  (6,007,338)  (5,193,357)
                                         -----------  -----------  -----------
Income (loss) before income taxes....... $   464,198  $(8,516,286) $(4,480,562)
                                         ===========  ===========  ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The components of the income tax expense (benefit) are as follows:

                                               Years ended December 31
                                           ----------------------------------
                                             2000       1999         1998
                                           --------  -----------  -----------
Current:
  Federal................................. $503,000  $  (357,453) $    75,174
  State...................................   48,820      (55,333)      13,621
                                           --------  -----------  -----------
                                            551,820     (412,786)      88,795
                                           --------  -----------  -----------
Deferred:
  Federal................................. (115,891)    (585,932)     107,597
  State...................................  (11,248)      10,174       10,666
  Foreign.................................      --      (132,920)     243,474
                                           --------  -----------  -----------
                                           (127,139)    (708,678)     361,737
                                           --------  -----------  -----------
Total income tax expense (benefit)........ $424,681  $(1,121,464) $   450,532
                                           ========  ===========  ===========

   Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

                                               Years ended December 31
                                           ----------------------------------
                                             2000       1999         1998
                                           --------  -----------  -----------
Tax expense (benefit) at statutory rate... $157,827  $(2,895,537) $(1,523,391)
State income taxes, net of federal
 benefit..................................   55,155     (109,543)      46,719
Nontaxable interest income................      --      (141,180)    (121,442)
Foreign tax rate difference...............   28,551     (986,167)    (943,551)
Research and development credit........... (134,638)    (171,059)    (103,309)
Nondeductible items.......................   36,684       42,530       22,831
Change in deferred tax asset valuation
 allowance................................  430,392    3,028,662    3,033,000
Benefit of foreign sales corporation......  (85,188)         --           --
Other.....................................  (64,102)     110,830       39,675
                                           --------  -----------  -----------
Total income tax expense (benefit)........ $424,681  $(1,121,464) $   450,532
                                           ========  ===========  ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The components of the Company's net deferred tax asset at December 31, 2000 and 1999 are as follows:

                                                             December 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Net deferred tax asset--Current
  Unearned service revenue............................ $       --   $     6,780
  Product design costs................................    (113,519)    (124,303)
  Tax credits and carryforwards.......................      36,839        2,686
  Other...............................................     280,496      608,925
                                                       -----------  -----------
    Net deferred tax asset--Current................... $   203,816  $   494,088
                                                       ===========  ===========
Net deferred tax asset--Non-current
  Depreciation........................................ $   291,145  $    49,618
  Employee stock options..............................     183,986      150,363
  Unearned service revenue............................     200,193      106,305
  Patent amortization.................................         --       (48,373)
  Intangible assets...................................   3,131,325    3,762,451
  Tax credits and carryforwards.......................   3,360,729    2,299,211
  Valuation allowance.................................  (6,492,054)  (6,061,662)
                                                       -----------  -----------
    Net deferred tax asset--Non current............... $   675,324  $   257,913
                                                       ===========  ===========

   At December 31, 2000, the Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards, which do not expire, and intangible assets of $3,360,729 and $3,131,325, respectively. For financial reporting purposes, a valuation allowance of $6,492,054 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets.

11. COMMITMENTS AND CONTINGENCIES

   Leases--The following is a schedule of future minimum lease payments required under noncancelable operating leases, including leases with related parties (see Note 9), in effect at December 31, 2000:

   Year Ending December 31                                             Amount
   -----------------------                                           ----------
   2001............................................................. $1,082,222
   2002.............................................................    858,093
   2003.............................................................    745,367
   2004.............................................................    643,290
   2005.............................................................    398,281
                                                                     ----------
     Total future minimum lease payments............................ $3,727,253
                                                                     ==========

   Rent expense for 2000, 1999 and 1998 was approximately $1,100,000, $973,000, and $641,000, respectively.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Litigation--The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

12. STOCK OPTION PLANS AND STOCK WARRANTS

   The Company has three stock option plans that provide for the granting of stock options to key employees and nonemployee members of the Board of Directors. The 1993 Stock Option Plan ("1993 Plan") and the 1997 Employee Stock Option Plan ("1997 Plan") provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The Nonemployee Director Plan provides for granting nonqualified stock options and formula options to nonemployee directors. Additionally, in connection with its initial public offering in 1997, the Company issued warrants to purchase 100,000 shares of its Common Stock at $13.20 per share. Such warrants expire in 2002.

   The Company is authorized to grant options for up to 1,000,000 shares of Common Stock under the 1993 Plan, of which 295,997 and 133,218 options have been granted at exercise prices of $.36 and $3.60, respectively. These options vest primarily over 3 and 4 year periods.

   The Company is authorized to grant options for up to 1,400,000 shares of Common Stock under the 1997 Plan, of which 1,099,644 options have been granted at exercise prices between $2.63 and $14.30 (for those meant to qualify for treatment as incentive stock options). These options vest over a three-year period.

   The Company is authorized to grant up to 250,000 shares of Common Stock under the Nonemployee Director Plan. Each nonemployee director is granted 3,000 options upon election to the Board of Directors (formula options). Formula options granted directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three-year period. Additionally in 1997, certain nonemployee directors were granted options to purchase 160,000 of Common Stock in consideration for their prior service on the Board of Directors. These options vested upon grant at an exercise price of $12.

   Additionally, the Company's 1997 Non-Employee Directors' Fee Plan, which is authorized to issue up to 250,000 shares of Common Stock, permits non-employee directors to elect to receive directors' fees in the form of Common Stock rather than cash. Common Stock issued in lieu of cash directors' fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the Common Stock for the five trading days immediately preceding the last business day of the quarter.

   Compensation cost charged to operations associated with the Company's stock option plans was $123,404, $168,912, and $172,164, in 2000, 1999 and 1998,
respectively. Compensation cost was based on the difference between the value of the stock, at date of grant, and its exercise price multiplied by the number of shares vested in each year.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   A summary of stock option activity and weighted average exercise prices follows:

                                             Years Ended December 31
                          -----------------------------------------------------------------
                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                           Options      Price    Options      Price    Options      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................   1,140,686   $ 9.79    1,194,165   $ 9.73      955,723   $ 8.00
  Granted...............     260,050     2.70       66,000     4.76      535,381     8.64
  Forfeited.............    (108,249)    6.63     (108,106)    7.76      (84,470)    8.22
  Exercised.............      (1,172)    3.60      (11,373)    2.60     (212,469)    1.17
                          ----------            ----------            ----------
Outstanding at end of
 year...................   1,291,315     8.61    1,140,686     9.79    1,194,165     9.73
                          ==========            ==========            ==========
Outstanding exercisable
 at year-end............     881,640   $10.23      659,275   $10.49      417,780   $10.78
Weighted-average fair
 value of options
 granted during the
 year...................  $     1.63            $     3.75            $     5.26

   A summary of stock options outstanding and exercisable as of December 31, 2000 follows:

                                                Weighted-Average
                                  Options          Remaining           Options
Exercise Price                  Outstanding Contractual Life (Years) Exercisable
--------------                  ----------- ------------------------ -----------
$0.36..........................     27,859            4.97              27,859
$2.63-3.00.....................    219,550            9.13                   0
$3.13-3.63.....................    240,060            7.75             167,726
$3.75-5.62.....................     34,000            8.47              10,999
$10.34-11.35...................    124,346            7.52              82,890
$12.00.........................    305,500            6.72             305,500
$13.00-13.20...................    240,000            4.74             220,000
$14.30.........................    100,000            7.16              66,666
                                 ---------                             -------
                                 1,291,315                             881,640
                                 =========                             =======

   Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:

   Year Ending
   December 31                                                           Amount
   -----------                                                           -------
   2001................................................................. 238,971
   2002.................................................................  90,852
   2003.................................................................  79,852
                                                                         -------
                                                                         409,675
                                                                         =======

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                 Year Ended December 31
                                            -----------------------------------
                                              2000        1999         1998
                                            ---------  -----------  -----------
Net income (loss)
  As reported.............................. $  39,517  $(7,394,822) $(4,931,094)
  Pro forma................................  (943,306)  (8,531,554)  (5,720,379)
Loss per share--Basic
  As reported.............................. $      --  $     (0.67) $     (0.46)
  Pro forma................................     (0.09)       (0.77)       (0.54)
Loss per share--Diluted
  As reported.............................. $      --  $     (0.67) $     (0.46)
  Pro forma................................     (0.08)       (0.77)       (0.54)

   The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

                                                 Year Ended December 31
                                         ---------------------------------------
                                              2000         1999        1998
                                         -------------- ---------- -------------
Risk-free interest rate................. 4.44% to 6.72%      5.50% 4.86 to 5.83%
Expected dividend yield.................             0%         0%            0%
Expected option life....................     3-10 years 3-10 years    3-10 years
Stock price volatility..................         65.30%    105.21%        91.32%

   The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net income (loss) and income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

13. EARNINGS PER SHARE

   A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                              Year Ended December
                         --------------------------------------------------------------
                                 2000                 1999                 1998
                         -------------------- -------------------- --------------------
                                    Per-Share            Per-Share            Per-Share
                           Shares    Amount     Shares    Amount     Shares    Amount
                         ---------- --------- ---------- --------- ---------- ---------
Basic EPS............... 11,021,606   $0.00   11,015,140  ($0.67)  10,632,708  ($0.46)
Effect of Dilutive
 Securities:
  Stock Options.........     72,538
                         ----------           ----------           ----------
Diluted EPS............. 11,094,144   $0.00   11,015,140  ($0.67)  10,632,708  ($0.46)
                         ==========           ==========           ==========

14. BENEFIT PLAN

   The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year, as determined by its Board of

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 6% of compensation. The Company contribution (expense) during 2000 was approximately $35,000. The Company made no contributions to the Plan prior to 2000.

15. SEGMENT GEOGRAPHIC DATA

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

   The following table presents information about the Company by geographic area:

                                                      December 31
                         ---------------------------------------------------------------------
                                  2000                   1999                   1998
                         ---------------------- ---------------------- -----------------------
                                     Long-lived             Long-lived             Long-lived
                            Sales      Assets      Sales      Assets      Sales      Assets
                         ----------- ---------- ----------- ---------- ----------- -----------
United States........... $19,997,884 $2,326,790 $17,687,875 $2,522,654 $14,740,829 $ 2,707,921
Germany.................   8,557,809  3,385,662   6,321,760  5,083,420   4,920,197  11,592,359
United Kingdom..........   2,603,297        --    2,568,020        --    1,916,115         --
France..................   2,927,787      9,136   1,716,031     41,145   1,647,798         --
Other Foreign...........   6,366,136    136,031   4,812,054        --    4,289,760      46,103
                         ----------- ---------- ----------- ---------- ----------- -----------
                         $40,452,913 $5,857,619 $33,105,740 $7,647,219 $27,514,699 $14,346,383
                         =========== ========== =========== ========== =========== ===========

   The above geographical information represents sales to the respective countries, whereas long-lived assets are held in the respective countries.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           March 31,    June 30,   September 30, December 31,
Quarter Ended                 2000        2000         2000          2000
-------------              ----------  ----------- ------------- ------------
Sales..................... $9,849,767  $10,923,279  $8,810,972   $10,868,895
Gross profit..............  5,909,407    6,926,735   5,614,077     7,254,066
Net income (loss).........   (417,570)     591,398    (360,387)      226,076
Net income (loss) per
 share:
  Basic...................      (0.04)        0.05       (0.03)         0.02
  Diluted.................      (0.04)        0.05       (0.03)         0.02

                             March 31,    June 30,   September 30,  December 31,
Quarter Ended                  1999         1999         1999           1999
-------------               -----------  ----------  -------------  ------------
Sales...................... $ 6,904,496  $8,611,436  $  7,025,005   $10,564,803
Gross profit...............   4,165,767   5,163,983     3,633,976     5,981,076
Net loss...................  (1,140,791)   (164,555)   (1,663,750)   (4,425,726)
Net loss per share:
  Basic....................       (0.10)      (0.01)        (0.15)        (0.40)
  Diluted..................       (0.10)      (0.01)        (0.15)        (0.40)

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The fourth quarter of 1999 includes unusual charges of approximately $3,073,000 related to the impairment of existing developed and core software technology acquired from CATS GmbH; unusual charges of approximately $900,000 related to obsolete inventory and a write-down of demonstration inventory, which was identified during a worldwide physical inventory; and unusual charges of approximately $1,200,000 related to the write-off of certain patents and capitalized research and development costs due to changes in technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   The information contained in the Company's report on Form 8-K dated August 21, 2000 is incorporated herein by reference.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information to be set forth under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

   The information concerning the Company's executive officers required by this
Item is incorporated by reference herein from the section of this Report in
Part I, Item 1, entitled "Management of the Registrant."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents Filed as Part of this Report. The following documents are filed as part of this Report:

  (1) Financial Statements. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Ernst & Young LLP, Independent Certified Public Accountants, filed as part of this Form 10-K

  (2) Financial Statement Schedules. Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

    10.1     1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to
             Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

    10.2     1997 Employee Stock Option Plan (Filed as Exhibit 10.2 to
             Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

    10.3     1997 Non-Employee Director Stock Option Plan (Filed as Exhibit
             10.3 to Registrant's Registration Statement on Form S-1, No. 333-
             32983, and incorporated herein by reference)

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

    10.7 Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger to FARO Medical Technologies (U.S.), Inc.) and
             Xenon Research, Inc. (Filed as Exhibit 10.7 to Registrant's
             Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

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

    10.10    Form of Patent and Confidentiality Agreement between the
             Registrant and each of its employees (Filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

    10.11    Nonexclusive Unique Application Reseller Agreement, dated as of
             March 1, 1998, between the Registrant and Autodesk, Inc. (Filed as
             Exhibit 10.11 to Registrant's Form 10-K for calendar year 1997, 0-
             23081, and incorporated herein by reference)

    10.12 First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant (as successor by merger to FARO Medical
             Technologies (US), Inc.) and Xenon Research, Inc., (Filed as
             Exhibit 10.12 to Registrant's Form 10-K for calendar year 1997,
             No. 0-23081 and incorporated herein by reference)

    10.13    FARO OEM Purchase Agreement, dated March 12, 1999 between the
             Company and Brown & Sharpe Manufacturing Company. (Filed as
             Exhibit 10.13 to Registrant's Form 10-K for calendar year 1998,
             No. 000-23081 and incorporated herein by reference)

 Exhibit No.                             Description
 -----------                             -----------
    10.14    Extension of WCMA Line of Credit No. 740-07K27 dated March 31,
             1999 between the registrant and Merrill Lynch Business Financial
             Services, Inc. (Filed as Exhibit 10.15 to Registrant's Form 10-K
             for calendar year 1999, No. 0-23081 and incorporated herein by reference)

    10.15 OEM Contract (1) year extension, signed March 1, 2001, respectively, between the Registrant and Brown & Sharpe
             Manufacturing Company. (Filed herewith)

    10.16    Extension of WCMA Line of Credit No. 740-07K27 dated March 30,
             2000 between the Registrant and Merrill Lynch Business Financial
             Services, Inc. (Filed herewith)

    11.1     Statement regarding Computation of Per Share Earnings
             (Incorporated by reference from page 1 to the Registrant's 2000
             Annual Report to Stockholders filed as Exhibit 13.1)

    13.1     Annual Report to Stockholders for the year ended December 31, 2000
             (To be deemed filed herewith only to the extent required by the instructions to exhibits for reports on Form 10-K)

    21.1     List of Subsidiaries (Filed herewith)

    23.1     Consent of Ernst & Young LLP (Filed herewith)

    23.2     Consent of Deloitte & Touche LLP (Filed herewith)

    24.1     Power of Attorney (Included on Page 45 of this Report)

    99.1     Properties (Filed herewith)

   (b) Reports on Form 8-K

   Change in Registrant's Certifying Accountants, filed August 21, 2000 with
SEC.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FARO TECHNOLOGIES, INC.

                                                 /s/ Gregory A. Fraser
                                          By: _________________________________
                                                     Gregory A. Fraser
                                                 Executive Vice President,
                                               Secretary and Treasurer (Duly
                                              Authorized Officer and Principal
                                                     Financial Officer)
Date: March 30, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints SIMON RAAB, and GREGORY A. FRASER, and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Simon Raab               Chairman of the Board,       March 30, 2001
______________________________________  President, Chief
              Simon Raab                Executive Officer
                                        (Principal Executive
                                        Officer), and Director

      /s/ Gregory A. Fraser            Executive Vice President,    March 30, 2001
______________________________________  Secretary, Treasurer, and
          Gregory A. Fraser             Director

       /s/ Hubert d'Amours             Director                     March 30, 2001
______________________________________
           Hubert d'Amours

       /s/ Stephen R. Cole             Director                     March 30, 2001
______________________________________
           Stephen R. Cole

        /s/ Alexandre Raab             Director                     March 30, 2001
______________________________________
            Alexandre Raab

      /s/ Norman H. Schipper           Director                     March 30, 2001
______________________________________
          Norman H. Schipper

         /s/ Andre Julien              Director                     March 30, 2001
______________________________________
             Andre Julien