Form 10-Q
period 2001-03-31
FARO TECHNOLOGIES INC
filed 2001-05-14
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549

                                         FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2001

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the transition period from _________ to __________

                             Commission File Number: 0-23081


                             FARO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                 FLORIDA                                         59-3157093
      -------------------------------                        -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA              32746
      ---------------------------------------------            ----------
        (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, including area code:               407-333-9911


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

Class:  Voting Common Stock,  $.001 Par Value Outstanding at May 11, 2001:
11,030,706

FARO Technologies, Inc.
Index to Form 10-Q

PART I.           FINANCIAL INFORMATION                                      Page Number

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000                                                    3

               Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 2001, and 2000                                4

               Condensed Consolidated Statements of Shareholders' Equity            5

               Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2000                                 6

               Notes to Condensed Consolidated Financial Statements                 7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

      Item 4 - Submission of Matters to a Vote of Security Holders                 12

PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings                                                   12

      Item 6.  Exhibits and Reports on Form 8-K                                    12

      SIGNATURES                                                                   13

               FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      MARCH 31,        DECEMBER 31,
                                                                        2001               2000
                                                                    ------------       ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  6,463,312       $  8,029,318
  Short term investments - at cost (Note C)                            7,461,071          6,218,636
  Accounts receivable - net of allowance                               8,922,287         10,352,972
  Inventories (Note D)                                                 6,726,678          6,364,290
  Prepaid expenses and other assets                                    1,183,673          1,112,881
  Deferred income taxes                                                  203,816            203,816
                                                                    ------------       ------------

      Total current assets                                            30,960,837         32,281,913
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                              3,710,344          3,580,892
  Furniture and fixtures                                               1,295,332          1,253,248
  Leasehold improvements                                                  91,738             89,171
                                                                    ------------       ------------
      Total                                                            5,097,414          4,923,311
Less accumulated depreciation                                         (3,335,326)        (3,121,029)
                                                                    ------------       ------------

      Property and equipment, net                                      1,762,088          1,802,282
                                                                    ------------       ------------

INTANGIBLE ASSETS - net                                                3,567,352          4,055,337

INVESTMENTS - at cost (Note C)                                         4,147,015          4,755,572

NOTES RECEIVABLE (Note E)                                              1,128,846          1,128,846

DEFERRED INCOME TAXES                                                    675,324            675,324
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 42,241,462       $ 44,699,274
                                                                    ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  3,178,444       $  2,965,417
  Accrued liabilities                                                  3,766,210          4,137,801
  Income tax payable                                                      73,927            684,409
  Current portion of unearned service revenues                           846,648            687,566
  Customer deposits                                                      155,578            133,984
                                                                    ------------       ------------

      Total current liabilities                                        8,020,807          8,609,177

OTHER LONG-TERM LIABILITIES                                              124,305            134,644
                                                                    ------------       ------------

TOTAL LIABILITIES                                                      8,145,112          8,743,821
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,070,706 issued; 11,030,706 outstanding                 11,071             11,066
  Additional paid-in-capital                                          47,593,454         47,570,059
  Accumulated deficit                                                (10,395,389)        (9,268,134)
  Accumulated other comprehensive loss:
    Cumulative translation adjustments, net of tax                    (2,962,161)        (2,206,913)
  Treasury stock                                                        (150,625)          (150,625)
                                                                    ------------       ------------

      Total shareholders' equity                                      34,096,350         35,955,453
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 42,241,462       $ 44,699,274
                                                                    ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          -----------------------------
                                              2001              2000
                                          -----------       -----------

Sales                                     $ 8,405,530       $ 9,849,767
Cost of sales                               3,439,527         3,940,360
                                          -----------       -----------

Gross profit                                4,966,003         5,909,407

Operating expenses:
       Selling                              3,429,125         3,630,141
       General and administrative           1,383,121         1,295,134
       Depreciation and amortization          666,937           638,099
       Research and development               921,051         1,001,447
       Employee stock options                    --              31,671
                                          -----------       -----------

       Total operating expenses             6,400,234         6,596,492
                                          -----------       -----------

Loss from operations                       (1,434,231)         (687,085)

Interest income                               236,043           197,249
Interest expense                                 (354)             --
Other income, net                              86,070            72,266
                                          -----------       -----------

Loss before income taxes                   (1,112,472)         (417,570)
Income tax expense                            (14,783)             --
                                          -----------       -----------

Net loss                                  $(1,127,255)      $  (417,570)
                                          ===========       ===========

NET LOSS PER SHARE - BASIC                ($     0.10)      ($     0.04)
                                          ===========       ===========

NET LOSS PER SHARE - DILUTED              ($     0.10)      ($     0.04)
                                          ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              COMMON STOCK             ADDITIONAL
                                                       ---------------------------      PAID-IN        UNEARNED        ACCUMULATED
                                                         SHARES          AMOUNTS        CAPITAL      COMPENSATION        DEFICIT
                                                       ----------     -------------   ------------    ------------     -------------
BALANCE, JANUARY 1, 2000                               11,059,510     $     11,060    $ 47,544,844    $   (123,404)    $ (9,307,651)

      Net income                                                                                                             39,517

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                              5,715                6          25,215            --               --

      Amortization of unearned compensation                                                                123,404
                                                     ------------     ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 2000                             11,065,225           11,066      47,570,059            --         (9,268,134)

      Net loss                                                                                                           (1,127,255)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                              5,481                5          23,395
                                                     ------------     ------------    ------------    ------------     ------------

BALANCE, MARCH 31, 2001 (Unaudited)                    11,070,706     $     11,071    $ 47,593,454    $       --       $(10,395,389)
                                                     ============     ============    ============    ============     ============
                                                      ACCUMUATED
                                                        OTHER
                                                     COMPREHENSIVE      TREASURY
                                                         LOSS             STOCK           TOTAL
                                                     -------------    ------------     ------------
BALANCE, JANUARY 1, 2000                             $ (1,374,878)    $   (150,625)    $ 36,599,346

      Net income                                                                             39,517

      Currency translation adjustment, net of tax        (832,035)                         (832,035)
                                                                                       ------------

      Comprehensive loss                                                                   (792,518)

      Issuance of common stock                                                               25,221

      Amortization of unearned compensation                                                 123,404
                                                     ------------     ------------     ------------


BALANCE, DECEMBER 31, 2000                             (2,206,913)        (150,625)      35,955,453

      Net loss                                                                           (1,127,255)

      Currency translation adjustment, net of tax        (755,248)                        (755,248)
                                                                                      ------------


      Comprehensive loss                                                                 (1,882,503)

      Issuance of common stock                               --              --              23,400
                                                     ------------     ------------     ------------


BALANCE, MARCH 31, 2001 (Unaudited)                  $ (2,962,161)    $   (150,625)    $ 34,096,350
                                                     ============     ============     ============

      See accompanying notes to condensed consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ---------------------------
                                                                    2001            2000
                                                               -----------     -----------
OPERATING ACTIVITIES:
  Net loss                                                     $(1,127,255)    $  (417,570)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                  666,937         638,099
    Bad debt expense                                                15,000          30,000
    Inventory reserve                                               30,000        (234,561)
    Provision for deferred income taxes                              1,825         (82,878)
    Employee stock options                                            --            31,671
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                        1,025,655        (991,065)
      Inventories                                                 (455,166)       (520,079)
      Prepaid expenses and other assets                            (97,222)         50,282
    Increase (decrease) in:
      Accounts payable and accrued liabilities                     (45,907)        568,395
      Unearned service revenues                                    160,408         311,348
      Income tax payable                                          (614,727)           --
      Customer deposits                                             28,658          21,337
                                                               -----------     -----------

        Net cash used in operating activities                     (411,794)       (595,021)
                                                               -----------     -----------

INVESTING ACTIVITIES:
  (Payments for) proceeds from investments, net                   (633,879)      1,276,464
  Purchases of property and equipment                             (200,465)       (225,556)
  Payments for intangibles and other                              (138,891)        (5,612)
                                                               -----------     -----------

        Net cash provided by (used in) investing activities       (973,235)      1,045,296
                                                               -----------     -----------

  Payments on debt                                                 (15,158)         (6,094)
  Proceeds from issuance of common stock, net                       23,400           4,220
                                                               -----------     -----------

        Net cash provided by (used in) financing activities          8,242          (1,874)
                                                               -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (189,219)       (169,271)
                                                               -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,566,006)        279,130

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   8,029,318       6,637,184
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 6,463,312     $ 6,916,314
                                                               ===========     ===========

  See accompanying notes to condensed consolidated financial statements.

                          FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                        (UNAUDITED)


NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

The Company has four wholly-owned subsidiaries FARO FSC, Ltd.; FARO Europe GmbH & Co. KG, a German company, FARO Japan KKK, a Japanese company, and Antares LDA, a Portuguese company. The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at each balance sheet date, for assets and liabilities, and the weighted average exchange rates during each reporting period, for results of operations. Cumulative adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in the equity section.


NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 included in the Company's 2000 Annual Report to Stockholders.

In June 2000, the FASB issued Statement No. 138, Accounting for Certain Hedging Activities, which amended Statement No. 133, Accounting for Certain Hedging Activities and required concurrent adoption with Statement No. 133. The Company adopted these new Statements effective January 1, 2001. The Company's adoption of these Statements did not have a significant effect on its results of operations or financial position.

NOTE C - CASH AND CASH EQUIVALENT AND INVESTMENTS

CASH AND CASH EQUIVALENTS - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are classified as trading securities, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

INVESTMENTS - Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. At March 31, 2001 and December 31, 2000 short-term investments consisted of government agency securities and corporate notes with maturities not exceeding one year. Investments have maturities of at least one year (none have maturities exceeding two years).

Investments consist of the following:

                                                  MARCH 31,        DECEMBER 31,
                                                    2001               2000
                                                ------------       ------------
Government agency securities                    $  1,536,495       $    898,840
Certificates of deposit                              339,000            240,309
Corporate notes                                    2,271,520          3,616,423
                                                ------------       ------------
      Total investments                         $  4,147,015       $  4,755,572
                                                ============       ============


NOTE D - INVENTORIES

Inventories consist of the following:
                                                   March 31,       December 31,
                                                     2001              2000
                                                -------------     -------------
Raw materials                                   $     639,858     $     486,002
Work-in-process                                     1,932,907         1,610,210
Finished goods                                        855,232           991,169
Sales demonstration                                 3,298,681         3,276,909
                                                -------------     -------------
      Total inventories                         $   6,726,678     $  6,364,290
                                                =============     ============


NOTE E - NOTES RECEIVABLE

In 1998, the Company acquired CATS GmbH for total consideration of $16 million (including direct costs of the acquisition), consisting of $5 million in cash, 916,668 shares of the Company's Common Stock and the assumption of certain outstanding liabilities of CATS. The acquisition agreement provided that the Company would provide a loan to each of the two former shareholders of CATS to fund their tax liability in connection with the Company's acquisition of CATS. Such former CATS shareholders remain key employees of the Company.

Pursuant to a Loan Agreement dated August 2, 1999 with each of the former CATS shareholders, the Company agreed to loan to the former CATS shareholders an amount equal to their tax obligation to the German tax authorities in connection with the Company's acquisition of CATS. In June 2000, the German tax authorities issued a tax assessment to each of the former CATS shareholders. In connection therewith, on June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement and the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans are for a term of three years, at an interest rate of approximately 4.3%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company's Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

NOTE F - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                               THREE MONTHS ENDED MARCH 31,
                                ------------------------------------------------------
                                        2001                          2000
                               ------------------------      -------------------------
                                             PER-SHARE                      PER-SHARE
                                  SHARES       AMOUNT          SHARES         AMOUNT
                                ----------   ---------       ----------     ----------
Basic EPS                       11,030,706     $ (.10)       11,019,836      $ (.04)

Effect of dilutive securities         --                           --
                                ----------                   ---------
Diluted EPS                     11,030,706     $ (.10)       11,019,836      $ (.04)
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

The following table presents information about the Company by geographic area:

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                   2001                 2000
                                                ----------            ----------
SALES:
  United States                                 $3,437,678            $4,657,383
  Germany                                        1,492,030             2,065,952
  United Kingdom                                   625,587               951,842
  France                                           939,781               748,196
  Other foreign                                  1,910,454             1,426,394
                                                ----------            ----------
      Total                                     $8,405,530            $9,849,767
                                                ==========            ==========


                                                MARCH 31,           DECEMBER 31,
                                                   2001                2000
                                                ----------          ----------
LONG-LIVED ASSETS (NET):
  United States                                 $2,287,123          $2,326,790
  Germany                                        2,910,764           3,385,662
  Other foreign                                    131,553             145,167
                                                ----------          ----------
      Total                                     $5,329,440          $5,857,619
                                                ==========          ==========


The geographical information presented above represents sales to the respective countries, whereas the long-lived assets are held in the respective countries.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         SALES. Sales decreased by $1.4 million, or 14.3%, from $9.8 million for the three months ended March 31, 2000 to $8.4 million for three months ended March 31, 2001. The decrease primarily resulted from decreases in product unit sales in all geographic regions and the effect of the stronger U.S. dollar in the first quarter of 2001.

         GROSS PROFIT. Gross profit decreased by $900,000 or 16.0%, from $5.9 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. Gross margin decreased, to 59.1% for the three months ended March 31, 2001 from 60.0% for the three months ended March 31, 2000. The decrease in gross margin was primarily a result of more aggressive sales discounts and lower sales volume in the three months ended March 31, 2001.

         SELLING EXPENSES. Selling expenses decreased by $200,000, or 5.6%, from $3.6 million for the three months ended March 31, 2000 to $3.4 million for the three months ended March 31, 2001. This decrease was primarily a result of lower selling expenses in the United States particularly in commissions due to lower sales volume, partially offset by slight increase in Europe and Japan due to higher compensation and marketing expenses and the effect of the stronger U.S. dollar in the first quarter of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $100,000 or 7.7%, from $1.3 million for the three months ended March 31, 2000 to $1.4 million for the three months ended March 31, 2001. The increase was due to increased administrative expenses in the United States, net of the effect of the stronger U.S. dollar in 2001.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $29,000 or 4.5%, from $638,000 for the three months ended March 31, 2000 to $667,000 for the three months ended March 31, 2001. This increase was primarily due to depreciation on normal asset additions in the first quarter of 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $100,000, or 10%, from $1.0 million, for the three months ended March 31, 2000 to $900,000 for the three months ended March 31, 2001 principally as a result of lower R&D expenses in Europe and the effect of the stronger U.S. dollar in 2001.

         INTEREST INCOME. Interest income increased by $39,000, or 19.8%, from $197,000 for the three months ended March 31, 2000, to $236,000 for the three months ended March 31, 2001. The increase was primarily attributable to an increase in the average amount of interest-earning cash, cash equivalents, and investments held during the first quarter of 2001 (see Liquidity and Capital Resources below).

         NET LOSS. Net loss increased by $670,000 from $418,000 for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001 due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, net cash used in operating activities was $412,000 compared to $595,000 for the three months ended March 31, 2000. The decrease was principally due to a decrease in net operating assets offset in part by the increase in operating loss, in 2001. Net cash used in investing activities was $973,000 for the three months ended March 31, 2001, compared to net cash provided of $1.0 million for the three months ended March 31, 2000. The decrease in net cash provided by investing activities is primarily attributable to payments for investments ($634,000) and payments for intangibles ($139,000) in 2001 versus proceeds from investments ($1.3 million) in 2000. Currency exchange rate changes resulted in a $189,000 reduction on the Company's reported cash at March 31, 2001.

         In connection with its agreement with SMX Corp. to provide to SMX up to $3.0 million in new financing, the Company provided a $1.5 Million loan to SMX in April 2001.

         The Company's principal commitments at March 31, 2001 resulted from leases on its headquarters and regional offices and from leases on motor vehicles and office equipment. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facility will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs through the foreseeable future.

FOREIGN EXCHANGE EXPOSURE

         Sales outside the United States represent a significant portion of the Company's total revenues. At present, the majority of the Company's revenues and expenses are invoiced and paid in U.S. dollars. In the future, the Company expects a greater portion of its revenues to be denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates will increase. Historically, the Company has not hedged against the risks associated with fluctuations in exchange rates. The Company at present is evaluating its exposure, and may use foreign exchange contracts and/or foreign currency options to hedge these risks in the future.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations in recent years and it does not expect inflation to have a material impact on its operations in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference herein to the information contained in this report in Part I, Item 2, under the captions "Foreign Exchange Exposure" and "Inflation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    The Company's Annual Meeting of Shareholders was held on May 1, 2001.

b. The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting and until their successors are elected and qualified:

                      FOR          AGAINST        ABSTAINED
                   ---------       -------        ---------
Norman Schipper    9,088,829          -            126,821
Alexandre Raab     9,088,879          -            126,771

      The following member of the Board of Directors, who was appointed by the Board during 2000 to fill a vacancy, was elected to serve until the 2002 Annual Meeting and until his successor is elected and qualified:

                      FOR          AGAINST        ABSTAINED
                   ---------       -------        ---------
Stephen Cole       9,088,879          -            126,771

         The following members of the Board of Directors whose term of office as a director continued after the meeting:

         Simon Raab, Greg Fraser, Hubert d `Amours, and Andre Julien,


PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)     Exhibits

        None


b.)     Reports on Form 8-K

        None

                                         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001            FARO TECHNOLOGIES, INC.
                              (Registrant)


                              By: /s/ GREGORY A. FRASER
                             --------------------------------------
                             Gregory A. Fraser
                             Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)