Form 10-Q
period 2001-06-30
FARO TECHNOLOGIES INC
filed 2001-08-16
CIK 917491

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 2001



[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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

Class: Voting Common Stock, $.001 Par Value Outstanding at August 10, 2001:
11,030,706

FARO Technologies, Inc.
Index to Form 10-Q

PART I.       FINANCIAL INFORMATION                                              Page Number

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000                                                        3

              Condensed Consolidated Statements of Operations for the Three
              and Six Months Ended  June 30, 2001, and 2000                            4

              Condensed Consolidated Statements of Shareholders' Equity                5

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended  June 30, 2001 and 2000                                     6

              Notes to Condensed Consolidated Financial Statements                     7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk              15

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                       15

     Item 6.  Exhibits and Reports on Form 8-K                                        15

     SIGNATURES                                                                       15

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                        -------------    ------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                             $   4,597,553    $  8,029,318
  Short term investments - at cost (Note C)                                 5,415,608       6,218,636
  Accounts receivable - net of allowance                                    7,944,442      10,352,972
  Inventories (Note D)                                                      6,131,615       6,364,290
  Prepaid expenses and other assets                                         1,707,229       1,112,881
  Deferred income taxes                                                       254,902         203,816
                                                                        -------------    ------------

      Total current assets                                                 26,051,349      32,281,913
                                                                        -------------    ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                                   3,928,720       3,580,892
  Furniture and fixtures                                                    1,308,706       1,253,248
  Leasehold improvements                                                      109,049          89,171
                                                                        -------------    ------------
      Total                                                                 5,346,475       4,923,311
Less accumulated depreciation                                              (3,560,386)     (3,121,029)
                                                                        -------------    ------------

      Property and equipment, net                                           1,786,089       1,802,282
                                                                        -------------    ------------

INTANGIBLE ASSETS - net                                                     3,154,691       4,055,337

INVESTMENTS - at cost (Note C)                                              4,206,173       4,755,572

NOTES RECEIVABLE (Note E)                                                   2,525,258       1,128,846

DEFERRED INCOME TAXES                                                         675,324         675,324
                                                                        -------------    ------------

TOTAL ASSETS                                                            $  38,398,884    $ 44,699,274
                                                                        =============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $   2,394,554    $  2,965,417
  Accrued liabilities                                                       2,813,252       4,137,801
  Income tax payable                                                           84,486         684,409
  Current portion of unearned service revenues                                772,034         687,566
  Customer deposits                                                           143,326         133,984
                                                                        -------------    ------------

      Total current liabilities                                             6,207,652       8,609,177

OTHER LONG-TERM LIABILITIES                                                   145,169         134,644
                                                                        -------------    ------------

TOTAL LIABILITIES                                                           6,352,821       8,743,821
                                                                        -------------    ------------


SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,070,706 and 11,065,225 issued; 11,030,706 and
    11,025,225 outstanding                                                     11,071          11,066
  Additional paid-in-capital                                               47,593,454      47,570,059
  Accumulated deficit                                                     (11,978,673)     (9,268,134)
  Accumulated other comprehensive loss:
    Cumulative translation adjustments, net of tax                         (3,429,164)     (2,206,913)
  Treasury stock                                                             (150,625)       (150,625)
                                                                        -------------    ------------

      Total shareholders' equity                                           32,046,063      35,955,453
                                                                        -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  38,398,884    $ 44,699,274
                                                                        =============    ============

    See accompanying notes to condensed consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
Sales                                            $  8,265,131    $ 10,923,279    $ 16,670,661    $ 20,773,046
Cost of sales                                       3,463,801       3,996,544       6,903,328       7,936,904
                                                 ------------    ------------    ------------    ------------

Gross profit                                        4,801,330       6,926,735       9,767,333      12,836,142

Operating expenses:
       Selling                                      3,764,470       3,401,020       7,193,595       7,031,161
       General and administrative                   1,518,664       1,348,761       2,901,785       2,643,895
       Depreciation and amortization                  657,541         803,316       1,324,478       1,441,415
       Research and development                       790,171         813,408       1,711,222       1,814,855
       Employee stock options                               -          31,671               -          63,342
                                                 ------------    ------------    ------------    ------------

       Total operating expenses                     6,730,846       6,398,176      13,131,080      12,994,668
                                                 ------------    ------------    ------------    ------------

(Loss) income from operations                      (1,929,516)        528,559      (3,363,747)       (158,526)

Interest income                                       267,975         167,545         504,018         364,794
Interest expense                                         (412)              -            (766)              -
Other income, net                                      63,886          40,431         149,956         112,697
                                                 ------------    ------------    ------------    ------------

(Loss) income before income taxes                  (1,598,067)        736,535      (2,710,539)        318,965
Income tax benefit (expense)                           14,783        (145,137)              -        (145,137)
                                                 ------------    ------------    ------------    ------------

Net (loss) income                                $ (1,583,284)   $    591,398    $ (2,710,539)   $    173,828
                                                 ============    ============    ============    ============


NET (LOSS) INCOME PER SHARE - BASIC                    ($0.14)   $       0.05          ($0.25)   $       0.02
                                                 ============    ============    ============    ============

NET (LOSS) INCOME PER SHARE - DILUTED                  ($0.14)   $       0.05          ($0.25)   $       0.02
                                                 ============    ============    ============    ============

    See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Common Stock          Additonal
                                                    -------------------------     Paid-in       Unearned        Accumulated
                                                       Shares        Amounts      Capital     Compensation        Deficit
                                                    ------------   ----------   -----------   -------------   --------------
BALANCE, JANUARY 1, 2000                             11,059,510      $ 11,060   $47,544,844    $ (123,404)     $ (9,307,651)

      Net income                                                                                                     39,517

      Currency translation adjustment, net of tax



      Comprehensive loss

      Issuance of common stock                            5,715             6        25,215

      Amortization of unearned compensation                                                       123,404
                                                    ------------   -----------  ------------  -----------     --------------

BALANCE, DECEMBER 31, 2000                           11,065,225        11,066    47,570,059             -        (9,268,134)

      Net loss                                                                                                   (2,710,539)

      Currency translation adjustment, net of tax

      Comprehensive loss

      Issuance of common stock                            5,481             5        23,395
                                                    ------------   -----------  ------------  -----------     --------------

BALANCE, JUNE 30, 2001 (Unaudited)                   11,070,706      $ 11,071   $47,593,454    $        -      $(11,978,673)
                                                    ============   ===========  ============  ===========     ==============

                                                                 Accumulated
                                                                    Other
                                                                Comprehensive       Treasury
                                                                    Loss             Stock             Total
                                                              ----------------    ------------      ------------
BALANCE, JANUARY 1, 2000                                          $(1,374,878)      $ (150,625)     $36,599,346

      Net income                                                                                         39,517

      Currency translation adjustment, net of tax                    (832,035)                         (832,035)
                                                                                                   ------------
      Comprehensive loss                                                                               (792,518)

      Issuance of common stock                                                                           25,221

      Amortization of unearned compensation                                                             123,404
                                                              ----------------    ------------     ------------

BALANCE, DECEMBER 31, 2000                                         (2,206,913)        (150,625)      35,955,453

      Net loss                                                                                       (2,710,539)

      Currency translation adjustment, net of tax                  (1,222,251)                       (1,222,251)
                                                                                                   ------------
      Comprehensive loss                                                                             (3,932,790)

      Issuance of common stock                                                                           23,400
                                                              ----------------    ------------     ------------

BALANCE, JUNE 30, 2001 (Unaudited)                                $(3,429,164)      $ (150,625)     $32,046,063
                                                              ================    ============     ============

     See accompanying notes to condensed consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                 -------------------------------------------------
                                                                         2001                       2000
                                                                 -------------------            ------------------
OPERATING ACTIVITIES:
  Net (loss) income                                                $     (2,710,539)             $      173,828
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                         1,324,478                   1,441,415
    Bad debt expense                                                        110,333                      30,000
    Inventory reserve                                                       190,000                     175,000
    Provision for deferred income taxes                                     (76,362)                   (108,107)
    Employee stock options                                                        -                      63,342
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                 1,745,347                  (2,369,413)
      Inventories                                                          (117,104)                   (769,634)
      Prepaid expenses and other assets                                    (613,454)                    (50,042)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                           (1,642,770)                  1,218,962
      Unearned service revenues                                             142,610                     288,103
      Income tax payable                                                   (603,272)                     82,878
      Customer deposits                                                      21,380                      (5,111)
                                                                 ------------------             ----------------

        Net cash (used in) provided by operating activities              (2,229,353)                     171,221
                                                                 ------------------             ----------------
INVESTING ACTIVITIES:
  Proceeds from (payments for) investments, net                           1,352,428                    (582,153)
  Purchases of property and equipment                                      (527,736)                   (583,346)
  Notes Receivable                                                       (1,397,445)                 (1,080,487)
  Payments for intangibles and other                                       (313,480)                   (166,393)
                                                                 ------------------             ----------------

        Net cash used in investing activities                              (886,233)                  (2,412,379)
                                                                 ------------------             ----------------
FINANCING ACTIVITIES:
  Payments on debt                                                          (15,394)                     (6,846)
  Proceeds from issuance of common stock, net                                23,398                       4,219
                                                                 ------------------             ---------------

        Net cash provided by (used in) financing activities                   8,004                       (2,627)
                                                                 ------------------             ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (324,183)                   (396,216)
                                                                 ------------------             ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,431,765)                 (2,640,001)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            8,029,318                   6,637,184
                                                                 ------------------             ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      4,597,553              $    3,997,183
                                                                 ==================             ===============

    See accompanying notes to condensed consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 2001 and 2000

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

NOTE B - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 included in the Company's 2000 Annual Report to Stockholders.

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

     In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, and as such the company as not yet adopted SFAS No. 142.
Once adopted, operating expenses will be reduced by approximately $310,000 on a quarterly basis for amortization and may increase for assets determined to be impaired, if any, during a respective quarter.

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

     Investments - Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. At June 30, 2001 and December 31, 2000 short-term investments of $5.4 million and $6.2 million, respectively, consist of government agency securities and corporate notes with maturities not exceeding one year. Investments have maturities of at least one year (none have maturities exceeding two years).

     Investments consist of the following:

                                             June 30,     December 31,
                                               2001          2000
                                               ----          ----

Government agency securities                $2,046,837    $  898,840
Certificates of deposit                        339,000       240,309
Corporate notes                              1,820,336     3,616,423
                                            ----------    ----------
 Total investments                          $4,206,173    $4,755,572
                                            ==========    ==========

NOTE D - INVENTORIES

 Inventories consist of the following:

                                             June 30,     December 31,
                                               2001          2000
                                               ----          ----

Raw materials                               $  559,277    $  486,002
Work-in-process                              1,531,203     1,610,210
Finished goods                                 754,326       991,169
Sales demonstration                          3,286,809     3,276,909
                                            ----------    ----------
 Total inventories                          $6,131,615    $6,364,290
                                            ==========    ==========

NOTE E - NOTES RECEIVABLE

     In April 2001, the Company and SpatialMetrix Corporation ("SMX") entered into an agreement pursuant to which the Company provided to SMX $1.5 million in financing. SMX Corp. is a manufacturer and worldwide supplier of laser trackers and targets, as well as metrology software and contract inspection services. FARO and SMX also have entered into two letters of intent. One of the letters of intent outlines the terms under which FARO will provide SMX with up to an additional $1.5 million in financing. The other letter of intent outlines the terms pursuant to which FARO will have an option to acquire SMX. Both letters of intent are non-binding and are subject to the negotiation and execution of definitive agreements and the satisfaction of various conditions by SMX.

     The Company provided the $1.5 million in financing to SMX by entering into a Participation Agreement with SMX's bank pursuant to which the Company funded and simultaneously acquired a $1.5 million interest in SMX's $3.8 million bank line of credit. The line of credit bears interest at a rate of 2% in excess of SMX's bank's prime rate, which increases by an additional 3% during any default on the line of credit. Although the line of credit matured on May 31, 2001, SMX's bank has not taken any action to seek repayment of amounts due thereunder. The Company anticipates that the line of credit will be extended upon execution of a definitive agreement providing for an additional $1.5 million in financing.

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

NOTE F - EARNINGS PER SHARE

     A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                          Three months ended June 30,
                                          ---------------------------

                                             2001                      2000
                                     -------------------        -------------------
                                                 Per-Share                 Per-Share
                                     Shares        Amount       Shares       Amount
                                     ------        ------       ------       ------
Basic EPS                             11,030,706   $(.14)      11,020,682     $ .05

Effect of dilutive securities                  -                   58,716
                                      ----------               ----------

Diluted EPS                           11,030,706   $(.14)      11,079,398     $ .05
                                      ==========               ==========

                                                   Six months ended June 30,
                                              ------------------------------------

                                            2001                          2000
                                          ----------                  -----------
                                                Per-Share                      Per-Share
                                      Shares      Amount            Shares       Amount
                                      ------      ------            ------       ------
Basic EPS                           11,027,950      $(.25)         11,020,252       $.02

Effect of dilutive securities                -                         52,511
                                    ----------                     ----------

Diluted EPS                         11,027,950      $(.25)         11,072,763       $.02
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

     The following table presents information about the Company by geographic area:


                            Three months ended June 30,                Six months ended June 30,
                            ---------------------------                -------------------------
                                 2001           2000                       2001          2000
                              ----------    -----------                -----------   -----------
SALES:
 United States                $3,217,021    $ 5,595,201                $ 6,654,699   $10,252,584
 Germany                       1,330,723      2,723,563                  2,822,752     4,789,515
 United Kingdom                1,143,412        629,596                  1,768,999     1,581,438
 France                          933,090        668,732                  1,872,871     1,416,928
 Other foreign                 1,640,885      1,306,187                  3,551,340     2,732,581
                              ----------    -----------                -----------   -----------
  Total                       $8,265,131    $10,923,279                $16,670,661   $20,773,046
                              ==========    ===========                ===========   ===========

                                                                         June 30,     December 31,
                                                                          2001          2000
                                                                          ----          ----
LONG-LIVED ASSETS (NET):
 United States                                                         $ 2,336,897   $ 2,326,790
 Germany                                                                 2,460,941     3,385,662
 Other foreign                                                             142,942       145,167
                                                                       -----------   -----------
  Total                                                                $ 4,940,780   $ 5,857,619
                                                                       ===========   ===========


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

Overview

     The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the FAROArm(R) articulated measuring device, the Control Station and its multi-faceted CAM2 software which provides for CAD-based inspection on portable and fixed-base CMMs, and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD, CAM and computer-aided engineering ("CAE") technology to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. Historically, the Company's revenue growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices (including offices in international markets) and expanded promotional efforts which include a multilingual web site and Company demo CD.

     During 2001, the Company's sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe. We expect that the current economic slowdown will continue to adversely affect U. S. and German sales and may adversely affect the Company's growth rate in other geographic markets during the balance of 2001. Accordingly, the Company adopted a cost reduction plan during the third quarter of 2001. This plan includes reducing the workforce by approximately 15%, reducing discretionary spending and canceling certain non-strategic product development and marketing projects. Severance payments and other costs of implementing these measures, recorded in July 2001, were not material to the Company's results of operations aggregated approximately $90,000.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Sales. Sales decreased by $2.6 million, or 23.9%, from $10.9 million for the three months ended June 30, 2000 to $8.3 million for three months ended June 30, 2001. The decrease primarily resulted from reduction in product unit sales in the U.S. ($2.4 million) and Germany ($850,000) and the effect of the stronger U.S. dollar in the second quarter of 2001 (approximately $500,000). This decrease was offset in part by an increase in sales in other international locations ($764,000).

     Gross profit. Gross profit decreased by $2.1 million or 30.4%, from $6.9 million for the three months ended June 30, 2000 to $4.8 million for the three months ended June 30, 2001. Gross margin decreased to 58.1% for the three months ended June 30, 2001 from 63.4% for the three months ended June 30, 2000. The decrease in gross margin was primarily a result of more aggressive sales discounts and a shift in product mix in the three months ended June 30, 2001.

     Selling expenses. Selling expenses increased by $363,000 or 10.7%, from $3.4 million for the three months ended June 30, 2000 to $3.8 million for the three months ended June 30, 2001. This increase was primarily a result of higher expenses in Europe and Japan (resulting from increase in headcount and marketing efforts to develop new geographic markets) and restructuring of the Company's domestic sales force. This increase was partially offset by the effect of the stronger U.S. dollar in the second quarter of 2001.

     General and administrative expenses. General and administrative expenses increased by $170,000 or 13.1%, from $1.3 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001. The increase was due to additional administrative expenses in Europe ($107,000) and Japan ($72,000), partially offset by the effect of the stronger U.S. dollar in 2001.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $145,000 or 18.1%, from $803,000 for the three months ended June 30, 2000 to $658,000 for the three months ended June 30, 2001. This decrease was primarily due to the effect of the stronger U.S. dollar in 2001 in connection with assets of the Company's European operations.

     Research and development expenses. Research and development expenses decreased by $23,000, or 2.8%, from $813,000 for the three months ended June 30, 2000 to $790,000 for the three months ended June 30, 2001 principally as a result of the effect of the stronger U.S. dollar in 2001.

     Interest income. Interest income increased by $100,000, or 59.5%, from $168,000 for the three months ended June 30, 2000, to $268,000 for the three months ended June 30, 2001. The increase was primarily attributable to efforts to invest in higher yielding cash equivalents and investments during the second quarter of 2001 (see Liquidity and Capital Resources below).

     Net (loss) income. Net (loss) income decreased by $2.2 million from net income of $591,000 for the three months ended June 30, 2000 to a net loss of $1.6 million for the three months ended June 30, 2001 due to the factors stated above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Sales. Sales decreased by $4.1 million, or 19.7%, from $20.8 million for the six months ended June 30, 2000 to $16.7 million for six months ended June 30, 2001. The decrease primarily resulted from reduction in product unit sales in the U.S. ($3.6 million) and Germany ($1.3 million) and the effect of the stronger U.S. dollar in the first half of 2001 (approximately $700,000). This decrease was offset in part by increase in sales in other international locations ($1.5 million).

     Gross profit. Gross profit decreased by $3.0 million or 23.4%, from $12.8 million for the six months ended June 30, 2000 to $9.8 million for the six months ended June 30, 2001. Gross margin decreased, to 58.6% for the six months ended June 30, 2001 from 61.8% for the six months ended June 30, 2000 primarily a result of more aggressive sales discounts and a shift in product mix in the six months ended June 30, 2001.

     Selling expenses. Selling expenses increased by $162,000, or 2.3%, from $7.0 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001. This increase was primarily a result of higher selling expenses in Europe (Italy and Spain) and Japan (resulting from increase in headcount and marketing efforts to develop new geographic markets) and restructuring of the Company's domestic sales force in the first quarter of 2001. This increase was offset in part by lower selling expenses in the United States particularly sales commissions due to lower sales volume and the effect of the stronger U.S. dollar in the first half of 2001.

     General and administrative expenses. General and administrative expenses increased by $258,000 or 9.9%, from $2.6 million for the six months ended June 30, 2000 to $2.9 million for the six months ended June 30, 2001. The increase was primarily due to additional administrative expenses to support geographic growth in Europe and Japan, partially offset by the effect of the stronger U.S. dollar in 2001.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $117,000 or 8.4%, from $1.4 million for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001.
This decrease was primarily due to the effect of the stronger U.S. dollar in 2001, partially offset by depreciation on normal fixed asset additions since the first half of 2000.

     Research and development expenses. Research and development expenses decreased by $104,000, or 5.8%, from $1.8 million, for the six months ended June 30, 2000 to $1.7 million for the six months ended June 30, 2001 principally as a result of lower R&D activities in Europe and the effect of the stronger U.S. dollar in 2001, offset in part by slightly higher R&D activity in the U.S. in 2001.

     Interest income. Interest income increased by $139,000, or 38.1%, from $365,000 for the six months ended June 30, 2000, to $504,000 for the six months ended June 30, 2001. The increase was primarily attributable to efforts to invest in higher yielding cash equivalents, and investments during 2001 (see Liquidity and Capital Resources below).


     Net (loss) income. Net (loss) income decreased by $2.9 million from net income of $174,000 for the six months ended June 30, 2000 to a net loss of $2.7 million for the six months ended June 30, 2001 due to the factors stated above.

Liquidity and Capital Resources

     During the six months ended June 30, 2001, cash decreased by $3.4 million from $8.0 million at December 31, 2000 to $4.6 million at June 30, 2001. For the six months ended June 30, 2001, net cash used in operating activities was $2.2 million compared to cash provided by operating activities of $171,000 for the six months ended June 30, 2000. The increase was principally due to the operating loss in 2001. Net cash used in investing activities was $886,000 for the six months ended June 30, 2001, compared to $2.4 million for the six months ended June 30, 2000. The decrease in net cash used in investing activities is primarily attributable to proceeds from investments ($1.4 million) in 2001 versus payments for investments ($582,000) in 2000. Currency exchange rate changes resulted in a $324,000 reduction on the Company's reported cash at June 30, 2001.

In April 2001, the Company and SpatialMetrix Corporation ("SMX") entered into an agreement pursuant to which the Company provided to SMX $1.5 million in financing. SMX Corp. is a manufacturer and worldwide supplier of laser trackers and targets, as well as metrology software and contract inspection services. FARO and SMX also have entered into two letters of intent. One of the letters of intent outlines the terms under which FARO will provide SMX with up to an additional $1.5 million in financing. The other letter of intent outlines the terms pursuant to which FARO will have an option to acquire SMX. Both letters of intent are non-binding and are subject to the negotiation and execution of definitive agreements and the satisfaction of various conditions by SMX.

     The Company provided the $1.5 million in financing to SMX by entering into a Participation Agreement with SMX's bank pursuant to which the Company funded and simultaneously acquired a $1.5 million interest in SMX's $3.8 million bank line of credit. The line of credit bears interest at a rate of 2% in excess of SMX's bank's prime rate, which increases by an additional 3% during any default on the line of credit. Although the line of credit matured on May 31, 2001, SMX's bank has not taken any action to seek repayment of amounts due thereunder. The Company anticipates that the line of credit will be extended upon execution of a definitive agreement providing for an additional $1.5 million in financing.

     Additionally, the Company's has commitments at June 30, 2001 resulting from leases on its headquarters and regional offices and from leases on motor vehicles and office equipment. There were no other material commitments for capital expenditures at that date, although the Company anticipates amending its agreement with SMX to provide to SMX an additional $1.5 million in financing. The Company believes that its cash, investments, cash flows from operations and funds available from its credit facility will be sufficient to satisfy its working capital, loan commitment and capital expenditure needs through the foreseeable future.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         10.17 Loan Participation Agreement, dated April 13, 2001, between the Registrant and PNC Bank, National Association. (Filed herewith).

         10.18 Loan Agreement, dated April 13, 2001, between the Registrant and SpatialMetrix Corporation. (Filed herewith).

         10.19 WCMA Loan Agreement, dated as of May 10, 2001, between the Registrant and Merrill Lynch Business Financial Services, Inc. (Filed herewith).


b.)      Reports on Form 8-K

None.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2001      FARO TECHNOLOGIES, INC.
                           (Registrant)


                           By:/s/ Gregory A. Fraser
                              -----------------------
                              Gregory A. Fraser
                              Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)