Form 10-Q
period 2001-09-30
FARO TECHNOLOGIES INC
filed 2001-11-13
CIK 917491

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2001


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

Class:  Voting Common Stock,  $.001 Par Value Outstanding at November 10, 2001:
11,035,252

FARO Technologies, Inc.
Index to Form 10-Q



PART I.       FINANCIAL INFORMATION                                                     Page Number
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000                                                              3

              Condensed Consolidated Statements of
              Operations for the Three and Nine Months Ended
              September 30, 2001, and 2000                                                   4

              Condensed Consolidated Statements of Shareholders' Equity                      5

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2001 and 2000                                       6

              Notes to Condensed Consolidated Financial Statements                           7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    15

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                                             15

    Item 6.   Exhibits and Reports on Form 8-K                                              15

    SIGNATURES                                                                              15

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       2001                   2000
                                                                 ----------------        --------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  5,463,850           $ 8,029,318
  Short term investments - at cost (Note C)                           5,320,861             6,218,636
  Accounts receivable - net of allowance                              8,898,793            10,352,972
  Income taxes refundable                                               552,413                     -
  Inventories (Note D)                                                6,252,487             6,364,290
  Prepaid expenses and other assets                                   1,932,038             1,112,881
  Deferred income taxes                                                       -               203,816
                                                                   ------------           -----------
      Total current assets                                           28,420,442            32,281,913
                                                                   ------------           -----------
PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                             4,077,035             3,580,892
  Furniture and fixtures                                              1,314,155             1,253,248
  Leasehold improvements                                                141,766                89,171
                                                                   ------------           -----------
      Total                                                           5,532,956             4,923,311
Less accumulated depreciation                                        (3,810,126)           (3,121,029)
                                                                   ------------           -----------
      Property and equipment, net                                     1,722,830             1,802,282
                                                                   ------------           -----------
INTANGIBLE ASSETS - net                                               2,936,286             4,055,337

INVESTMENTS - at cost (Note C)                                        3,301,842             4,755,572

NOTES RECEIVABLE (Note E)                                             2,525,258             1,128,846

DEFERRED INCOME TAXES                                                         -               675,324
                                                                   ------------           -----------
TOTAL ASSETS                                                       $ 38,906,658           $44,699,274
                                                                   ============           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,196,089           $ 2,982,814
  Accrued liabilities                                                 3,425,324             4,120,404
  Income tax payable                                                          -               684,409
  Current portion of unearned service revenues                          737,613               687,566
  Customer deposits                                                     141,334               133,984
                                                                   ------------           -----------
      Total current liabilities                                       6,500,360             8,609,177

OTHER LONG-TERM LIABILITIES                                             420,664               134,644
                                                                   ------------           -----------
TOTAL LIABILITIES                                                     6,921,024             8,743,821
                                                                   ------------           -----------
SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000
   shares authorized, no shares issued and outstanding                                              -
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,070,706 issued; 11,030,706 outstanding                11,071                11,066
  Additional paid-in-capital                                         47,593,454            47,570,059
  Unearned compensation                                                       -                     -
  Accumulated deficit                                               (12,677,707)           (9,268,134)
  Accumulated other comprehensive loss:
    Cumulative translation adjustments, net of tax                   (2,790,559)           (2,206,913)
  Common stock in treasury, at cost - 40,000 shares                    (150,625)             (150,625)
                                                                   ------------           -----------
      Total shareholders' equity                                     31,985,634            35,955,453
                                                                   ------------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 38,906,658           $44,699,274
                                                                   ============           ===========

    See accompanying notes to condensed consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ----------------------------       ----------------------------
                                                        2001             2000              2001             2000
                                                    -----------       ----------       -----------      -----------
Sales                                               $ 8,416,886       $8,810,972       $25,087,547      $29,584,018
Cost of sales                                         3,116,386        3,196,895        10,019,714       11,133,799
                                                    -----------       ----------       -----------      -----------
Gross profit                                          5,300,500        5,614,077        15,067,833       18,450,219

Operating expenses:
       Selling                                        3,337,978        3,233,294        10,531,573       10,264,455
       General and administrative                     1,498,108        1,481,068         4,399,892        4,124,963
       Depreciation and amortization                    659,326          626,517         1,983,804        2,067,932
       Research and development                         894,422          876,605         2,605,644        2,691,460
       Employee stock options                                 -           31,671                 -           95,013
                                                    -----------       ----------       -----------      -----------
       Total operating expenses                       6,389,834        6,249,155        19,520,913       19,243,823
                                                    -----------       ----------       -----------      -----------
Loss from operations                                 (1,089,334)        (635,078)       (4,453,080)        (793,604)

Interest income                                         180,730          219,810           684,748          584,604
Other Income                                            429,275          139,937           579,232          252,634
Interest expense                                            294                -              (473)               -
                                                    -----------       ----------       -----------      -----------
(Loss) income before income taxes                      (479,035)        (275,331)       (3,189,573)          43,634
Income tax expense                                     (220,000)         (85,056)         (220,000)        (230,193)
                                                    -----------       ----------       -----------      -----------
Net Loss                                            $  (699,035)      $ (360,387)      $(3,409,573)     $  (186,559)
                                                    ===========       ==========       ===========      ===========
NET LOSS PER SHARE - BASIC                               ($0.06)          ($0.03)           ($0.31)          ($0.02)
                                                    ===========       ==========       ===========      ===========
NET LOSS PER SHARE - DILUTED                             ($0.06)          ($0.03)           ($0.31)          ($0.02)
                                                    ===========       ==========       ===========      ===========


    See accompanying notes to condensed consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                              Accumulated
                                 Common Stock        Additional                                  Other
                             --------------------     Paid-in      Unearned    Accumulated   Comprehensive   Treasury
                              Shares     Amounts      Capital    Compensation    Deficit         Loss         Stock        Total
                             ---------   --------   -----------  ------------  -----------   -------------  ---------   -----------
BALANCE, JANUARY 1, 2000     11,059,510   $11,060   $47,544,844   $(123,404)  $ (9,307,651)   $(1,374,878)  $(150,625)  $36,599,346
  Net income                                                                        39,517                                   39,517
  Currency translation
    adjustment, net of tax                                                                       (832,035)                 (832,035)
                                                                                                                       ------------
  Comprehensive loss                                                                                                       (792,518)
  Issuance of common stock        5,715         6        25,215                                                              25,221
  Amortization of unearned
    compensation                                                    123,404                                                 123,404
                             ----------   -------   -----------   ---------   ------------    -----------   ---------   -----------
BALANCE, DECEMBER 31, 2000   11,065,225    11,066    47,570,059           -     (9,268,134)    (2,206,913)   (150,625)   35,955,453
  Net loss                                                                      (3,409,573)                              (3,409,573)
  Currency translation
    adjustment, net of tax                                                                       (583,646)                 (583,646)
                                                                                                                       ------------
  Comprehensive loss                                                                                                     (3,993,219)
  Issuance of common stock        5,481         5        23,395                                                              23,400
                             ----------   -------   -----------   ---------   ------------    -----------   ---------   -----------
BALANCE, SEPTEMBER 30, 2001
  (Unaudited)                11,070,706   $11,071   $47,593,454   $       -   $(12,677,707)   $(2,790,559)  $(150,625)  $31,985,634
                             ==========   =======   ===========   =========   ============    ===========   =========   ===========


     See accompanying notes to condensed consolidated financial statements

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                           2001                        2000
                                                                       -----------                 -----------
OPERATING ACTIVITIES:
  Net loss                                                             $(3,409,573)                $  (186,559)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                         1,983,804                   2,067,932
   Bad debt expense                                                        201,239                      95,000
   Inventory reserve                                                       300,000                     355,000
   Provision for deferred income taxes                                     876,265                    (108,106)
   Employee stock options                                                        -                      95,013
  Change in operating assets and liabilities:
   Decrease (increase) in:
     Accounts receivable                                                   951,363                     505,904
     Income tax refundable                                                (552,413)                     82,878
     Inventories                                                          (262,943)                   (407,389)
     Prepaid expenses and other assets                                    (842,820)                   (319,976)
   Increase (decrease) in:
     Accounts payable and accrued liabilities                           (1,359,529)                    774,103
     Unearned service revenues                                             369,805                     371,702
     Income tax payable                                                   (684,395)                          -
     Customer deposits                                                      12,409                      (5,217)
                                                                       -----------                 -----------

        Net cash (used in) provided by operating activities             (2,416,788)                  3,320,285
                                                                       -----------                 -----------
INVESTING ACTIVITIES:
  Proceeds from (payments for) investments, net                          2,351,506                    (722,958)
  Purchases of property and equipment                                     (657,975)                   (860,060)
  Payments of patent costs                                                       -                    (114,421)
  Notes Receivable                                                      (1,396,412)                 (1,147,647)
  Payments for intangibles and other                                      (254,926)                   (131,798)
                                                                       -----------                 -----------

        Net cash provided by (used in) investing activities                 42,193                  (2,976,884)
                                                                       -----------                 -----------
FINANCING ACTIVITIES:
  Payments on debt                                                         (20,927)                     (7,159)
  Proceeds from issuance of common stock, net                               23,398                       4,221
                                                                       -----------                 -----------
        Net cash provided by (used in) financing activities                  2,471                      (2,938)
                                                                       -----------                 -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (193,344)                   (359,830)
                                                                       -----------                 -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,565,468)                    (19,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           8,029,318                   6,637,184
                                                                       -----------                 -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 5,463,850                 $ 6,617,817
                                                                       ===========                 ===========

    See accompanying notes to condensed consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2001 and 2000

                                  (UNAUDITED)


NOTE A - DESCRIPTION OF BUSINESS

     FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

     The Company has four wholly owned subsidiaries FARO FSC, Ltd.; FARO Europe GmbH & Co. KG, a German company, FARO Japan KKK, a Japanese company, and Antares LDA, a Portuguese company. The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at each balance sheet date, for assets and liabilities, and the weighted average exchange rates during each reporting period, for results of operations. Cumulative adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in the equity section.


NOTE B - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 included in the Company's 2000 Annual Report to Stockholders.

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

     In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, and as such the company has not yet adopted SFAS No. 142. Once adopted, operating expenses will be reduced by approximately $310,000 on a quarterly basis for amortization and may increase for assets determined to be impaired, if any, during a respective quarter.

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

     Investments - Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. At September 30, 2001 and December 31, 2000 short-term investments of $5.3 million and $6.2 million, respectively, consist of government agency securities and corporate notes with maturities not exceeding one year. Investments have maturities of at least one year (none have maturities exceeding two years).

     Investments consist of the following:


                                                                      September 30,   December 31,
                                                                          2001           2000
                                                                       ----------     ----------
Government agency securities                                           $2,039,872     $  898,840
Certificates of deposit                                                   339,000        240,309
Corporate notes                                                           922,970      3,616,423
                                                                       ----------     ----------
 Total investments                                                     $3,301,842     $4,755,572
                                                                       ==========     ==========

NOTE D - INVENTORIES

 Inventories consist of the following:

                                                                      September 30,   December 31,
                                                                          2001            2000
                                                                      ------------    -----------
Raw materials                                                          $  554,156     $  486,002
Work-in-process                                                         1,759,125      1,610,210
Finished goods                                                            602,147        991,169
Sales demonstration                                                     3,337,059      3,276,909
                                                                       ----------     ----------
 Total inventories                                                     $6,252,487     $6,364,290
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

     In October 2001, the Company and SMX entered into an additional agreement pursuant to which the Company would provide to SMX up to an additional $1.5 million in financing. The Company amended its Participation Agreement with SMX's bank so that the additional financing to SMX also would be made through an additional participation with SMX's bank line of credit. Consequently, SMX's bank line of credit can increase to a maximum of $5.3 million, of which FARO would own up to $3 million. In October 2001, the Company provided $750,000 of this additional financing to SMX. The Company has agreed to make additional advances to SMX from the remaining $750,000 in financing upon the attainment by SMX of product development benchmarks to the satisfaction of the Company.

     In addition to the financing provided to SMX, the Company and SMX entered into an agreement in September 2001 pursuant to which the Company has an option to acquire SMX. The acquisition agreement is exercisable by the Company at the end of any calendar quarter until the option expires on December 31, 2002 or later depending on certain conditions

     SMX's line of credit bears interest at a rate of 3% in excess of SMX's bank's prime rate, which increases by an additional 5% during any default on the line of credit. The line of credit matures on December 28, 2001, which will be accelerated if the Company exercises its option to acquire SMX before that date.

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

NOTE F - EARNINGS PER SHARE

     A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                           Three months ended September 30,
                                                    --------------------------------------------
                                                              2001              2000
                                                    ---------------------  ---------------------
                                                                Per-Share              Per-Share
                                                      Shares     Amount      Shares     Amount
                                                    ----------  ---------  ----------  ---------
Basic EPS                                           11,030,706    $(.06)   11,020,682    $(.03)
Effect of dilutive securities                                -                      -
                                                    ----------             ----------
Diluted EPS                                         11,030,706    $(.06)   11,020,682    $(.03)
                                                    ==========             ==========

                                                            Nine months ended September 30,
                                                    --------------------------------------------
                                                              2001              2000
                                                    ---------------------  ---------------------
                                                                Per-Share              Per-Share
                                                      Shares     Amount      Shares     Amount
                                                    ----------  ---------  ----------  ---------
Basic EPS                                           11,029,321    $(.31)   11,020,174    $(.02)
Effect of dilutive securities                                -                      -
                                                    ----------             ----------
Diluted EPS                                         11,029,321    $(.31)   11,020,174    $(.02)
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

     The following table presents information about the Company by geographic area:

                                Three months ended September 30,        Nine months ended September 30,
                                --------------------------------        -------------------------------
                                      2001             2000                   2001           2000
                                      ----             ----                   ----           ----
SALES:
 United States                     $3,440,390       $4,378,705            $10,095,089    $14,631,289
 Germany                            2,074,512        1,498,452              4,897,264      6,287,967
 United Kingdom                       418,826          411,703              2,187,825      1,993,141
 France                               785,616          717,477              2,658,487      2,134,405
 Other foreign                      1,697,542        1,804,635              5,248,882      4,537,216
                                   ----------       ----------            -----------    -----------
  Total                            $8,416,886       $8,810,972            $25,087,547    $29,584,018
                                   ==========       ==========            ===========    ===========

                                                                         September 30,   December 31,
                                                                             2001           2000
                                                                         ------------    -----------
LONG-LIVED ASSETS (NET):
 United States                                                           $ 2,216,706     $ 2,326,790
 Germany                                                                   2,297,556       3,385,662
 Other foreign                                                               144,854         145,167
                                                                         -----------     -----------
  Total                                                                  $ 4,659,116     $ 5,857,619
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

     During 2001, the Company's sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe to a lesser extent. We expect that the current economic slowdown will continue to adversely affect U. S. sales and the Company's growth rate in other geographic markets during the balance of 2001. Accordingly, the Company adopted a cost reduction plan during the third quarter of 2001. This plan includes reducing discretionary spending, canceling certain non-strategic product development and marketing projects, and a reduction of approximately 15% of the company's workforce, or about 30 people, primarily in administration, research and development, and manufacturing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Sales. Sales decreased by $394,000, or 4.5%, from $8.8 million for the three months ended September 30, 2000 to $8.4 million for three months ended September 30, 2001. The decrease primarily resulted from reduction in sales in the U.S. ($938,000); offset in part by an increase in sales in Germany of $576,000.

     Gross profit. Gross profit decreased by $314,000 or 5.6%, from $5.6 million for the three months ended September 30, 2000 to $5.3 million for the three months ended September 30, 2001. Gross margin decreased slightly to 63.0% for the three months ended September 30, 2001 from 63.7% for the three months ended September 30, 2000. The decrease in gross margin was primarily a result of more aggressive sales discounts and a shift in product mix in the three months ended September 30, 2001.

     Selling expenses. Selling expenses increased by $105,000 or 3.2%, from $3.2 million for the three months ended September 30, 2000 to $3.3 million for the three months ended September 30, 2001. This increase was primarily a result of higher expenses in Europe (resulting from increase in headcount and marketing efforts to develop new geographic markets) and costs associated with restructuring of the Company's domestic sales force, offset in part by lower marketing expenses in the US.

     General and administrative expenses. General and administrative expenses increased by $17,000 or 1.2%, to $1.5 million for the three months ended September 30, 2001. The increase was due to additional administrative expenses to support geographic growth in Japan, offset in part by lower expenses in U.S. as a result of cost cutting initiatives implemented early in the third quarter.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased slightly by $33,000 or 5.2%, from $627,000 for the three months ended September 30, 2000 to $659,000 for the three months ended September 30, 2001 due to normal additions to fixed assets during the year.

     Research and development expenses. Research and development expenses increased by $18,000, or 2.0%, from $877,000 for the three months ended September 30, 2000 to $894,000 for the three months ended September 30, 2001 principally as a result of higher compensation costs in the U.S.

     Interest income. Interest income decreased by $39,000, or 17.8%, from $220,000 for the three months ended September 30, 2000, to $181,000 for the three months ended September 30, 2001. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below).

     Other Income. Other income increased by $289,000 or 207%, from $140,000 for the three months ended September 30, 2000 to $429,000 for the three months ended September 30, 2001 primarily due to higher royalty income and foreign currency gains during the current period.

     Income tax expense. In the third quarter of 2001, the Company recorded a valuation allowance against certain deferred tax assets in the amount of $879,000. Additionally, the Company recorded a current income tax benefit in the amount of $659,000 in connection with the Company's income tax loss for U.S. federal purposes in 2001 which can be carried back to prior years. In the comparable period in 2000, the Company recorded a provision for income tax in connection with the Company's U.S. income before income taxes.

     Net Loss. Net loss increased by $339,000 from $360,000 for the three months ended September 30, 2000 to $699,000 for the three months ended September 30, 2001 due to the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Sales. Sales decreased by $4.5 million, or 15.2%, from $29.6 million for the nine months ended September 30, 2000 to $25.1 million for nine months ended September 30, 2001. The decrease primarily resulted from reduction in product sales in the U.S. ($4.5 million) and Germany ($1.4 million), offset in part by increase in sales in other foreign locations ($712,000).

     Gross profit. Gross profit decreased by $3.4 million or 18.3%, from $18.5 million for the nine months ended September 30, 2000 to $15.1 million for the nine months ended September 30, 2001. Gross margin decreased to 60.1% for the nine months ended September 30, 2001 from 62.4% for the nine months ended September 30, 2000 primarily a result of more aggressive sales discounts in the nine months ended September 30, 2001.

     Selling expenses. Selling expenses increased by $267,000, or 2.6%, from $10.3 million for the nine months ended September 30, 2000 to $10.5 million for the nine months ended September 30, 2001. This increase was primarily a result of higher selling expenses in Europe and U.S. (resulting from increase in headcount and marketing efforts to develop new geographic markets) and costs associated with restructuring of the Company's domestic sales force.

     General and administrative expenses. General and administrative expenses increased by $275,000 or 6.7%, from $4.1 million for the nine months ended September 30, 2000 to $4.4 million for the nine months ended September 30, 2001. The increase was primarily due to a one-time consulting fee and additional administrative expenses to support geographic growth in Europe and Japan, partially offset by lower expenses in U.S. as a result of cost cutting initiatives implemented early in the third quarter.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $84,000 or 4.1%, from $2.1 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001 due in part to fully amortized intangible assets in the U.S.

     Research and development expenses. Research and development expenses decreased by $86,000, or 3.2%, from $2.7 million, for the nine months ended September 30, 2000 to $2.6 million for the nine months ended September 30, 2001 principally as a result of lower R&D activities in Europe.

     Interest income. Interest income increased by $100,000, or 17.1%, from $585,000 for the nine months ended September 30, 2000, to $685,000 for the nine months ended September 30, 2001. The increase was primarily attributable to efforts to invest in higher yielding cash equivalents, and investments during the first six months in 2001 (see Liquidity and Capital Resources below).

     Other Income. Other income increased by $327,000 or 129%, from $253,000 for the nine months ended September 30, 2000 to $579,000 for the nine months ended September 30, 2001 primarily due to higher royalty income during the year.

     Income tax expense. In the third quarter of 2001, the Company recorded a valuation allowance against certain deferred tax assets in the amount of $879,000. Additionally, the Company recorded a current income tax benefit in the amount of $659,000 in connection with the Company's income tax loss for U.S. federal purposes in 2001 which can be carried back to prior years. In the comparable period in 2000, the Company recorded a provision for income tax in connection with the Company's U.S. income before income taxes.

     Net Loss. Net loss increased by $3.2 million from $187,000 for the nine months ended September 30, 2000 to $3.4 million for the nine months ended September 30, 2001 due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, cash decreased by $2.6 million from $8.0 million at December 31, 2000 to $5.5 million at September 30, 2001. For the nine months ended September 30, 2001, net cash used in operating activities was $2.4 million compared to cash provided by operating activities of $3.3 million for the nine months ended September 30, 2000. The decrease was principally due to the net operating loss in 2001. Net cash provided by investing activities was $42,000 for the nine months ended September 30, 2001, compared to cash used in investing activities of $3.0 million for the nine months ended September 30, 2000. The increase in net cash provided by investing activities is primarily attributable to proceeds from investments of $2.4 million in 2001 versus payments for investments of $723,000 in 2000. Currency exchange rate changes resulted in a $193,000 reduction on the Company's reported cash at September 30, 2001.

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

     In October 2001, the Company and SMX entered into an additional agreement pursuant to which the Company would provide to SMX up to an additional $1.5 million in financing. The Company amended its Participation Agreement with SMX's bank so that the additional financing to SMX also would be made through an additional participation with SMX's bank line of credit. Consequently, SMX's bank line of credit can increase to a maximum of $5.3 million, of which FARO would own up to $3 million. In October 2001, the Company provided $750,000 of this additional financing to SMX. The Company has agreed to make additional advances to SMX from the remaining $750,000 in financing upon the attainment by SMX of product development benchmarks to the satisfaction of the Company.

     In addition to the financing provided to SMX, the Company and SMX entered into an agreement in September 2001 pursuant to which the Company has an option to acquire SMX. The acquisition agreement is exercisable by the Company at the end of any calendar quarter until the option expires on December 31, 2002 or later depending on certain conditions

     SMX's line of credit bears interest at a rate of 3% in excess of SMX's bank's prime rate, which increases by an additional 5% during any default on the line of credit. The line of credit matures on December 28, 2001, which will be accelerated if the Company exercises its option to acquire SMX before that date.

     Additionally, the Company has commitments at September 30, 2001 resulting from leases on its headquarters and regional offices and from leases on motor vehicles and office equipment. There were no other material commitments for capital expenditures at that date.

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

CONVERSION TO THE EURO

  On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro ends June 30, 2002. After the transition period certain member countries of the European Union are expected to adopt the Euro as their national currency. Issues facing the Company as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, amending lease agreements and other contracts, and processing tax and accounting records. The Company is addressing these issues and does not expect the adoption of the Euro to have a material effect on the Company's financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits

     10.17 Amended Participation Agreement, dated October 31, 2001, between the Registrant and PNC Bank, National Association relating to the loan to SpatialMetrix Corporation. (Filed herewith)

     10.20 Agreement Regarding Additional Advances, dated October 31, 2001, between the Registrant and SpatialMetrix Corporation. (Filed herewith)

b.)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001                  FARO TECHNOLOGIES, INC.
                                         (Registrant)


                                         By:  /s/ Gregory A. Fraser
                                            --------------------------------
                                            Gregory A. Fraser
                                            Executive Vice President,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)