Form 10-K
period 2001-12-31
FARO TECHNOLOGIES INC
filed 2002-03-28
CIK 917491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   (Mark One)

  [X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the fiscal year ended December 31, 2001 or

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

                         Common Stock, par value $.001

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2002, there were outstanding 11,420,384 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the NASDAQ National Market as of March 20, 2002 was $31,291,852.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Form 10-K Reference
---------                                                 ---------------------
Portions of the Proxy Statement, dated March 29, 2002.... Part III, Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

             CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

   FARO Technologies, Inc. (the "Company") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

   Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses such as SpatialMetrix Corporation; (iii) inability of the Company's products to attain broad market acceptance or increased length of the Company's sales cycle; (iv) inability of the Company to reduce selling expenses; (v) the impact of competitive product and pricing; (vi) delays in shipping the Company's new laser trackers as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company's clients; (ix) adverse consequences of exchange rate fluctuations; (x) inability to protect our intellectual property and other proprietary rights; (xi) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xii) the cyclical nature of the industries of the Company's customers.

ITEM 1. BUSINESS.

Industry Background

   The Company believes that there are three principal forces driving the need for its products and services: 1) the widespread use by manufacturers of Computer-Aided Design (CAD) in product development which shortens product cycles, 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000) which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, and 3) the inability of traditional measurement devices to address many manufacturing problems, especially related to large components of products such as automobiles, aircraft, and heavy duty construction equipment.

   CAD changes the manufacturing process. The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. Use of CAD can shorten the time between design changes. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be figuratively linked to the CAD design to enable production to keep up with the rate of design change.

   Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System Requirements of the automotive industry which were developed by Chrysler, Ford, General Motors and major truck manufacturers and issued in late 1994. Companies that become registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma embodies principles of total quality management which focuses on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company's infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise the level of customer satisfaction. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may have never been measured before, in part because of the lack of suitable measurement equipment.

   Traditional products don't measure up. A significant aspect of the manufacturing process, which traditionally has not benefited from computer-aided technology, is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products and traditional coordinate measurement machines ("CMMs") for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

   Although hand-measurement tools are often appropriate for simple geometric measurements such as hole diameters or length and width of a rectangular component, their use for complex part measurements such as the fender of a car is limited. Also, these devices do not allow for the measurements to be directly compared to the CAD model of the part. Test fixtures (customized fixed tools used to make comparative measurements of complex production parts to "master parts") are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model.

   Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMM's require that the object being measured be brought to the CMM and that the object fit within the CMM's measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools or expensive customized test fixtures to measure large or unconventionally shaped objects. Moreover, some parts or assemblies cannot be measured at all using traditional devices, because of problems of access.

   An increasingly competitive global marketplace has created a demand for higher quality products with shorter life cycles. Manufacturers increasingly require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications and the ability to measure precisely components that cannot be measured or inspected by conventional devices. Moreover, they increasingly require measurement capabilities to be integrated into the manufacturing process and to be available on the factory floor.

FARO's Business

   The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the Control Station and the Control Station Pro (formerly FAROArm) articulated measuring devices and their companion Soft Check Tool and CAM2 software, respectively, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym "CAM2" for this process, which stands for Computer-aided manufacturing measurement. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 29 patents in the United States, 19 of which also are held or pending in other jurisdictions. The Company's products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others. See additional information about FARO's business as set forth under the caption "Recent Developments" below.

Recent Developments

   On January 16, 2002, the Company acquired SpatialMetrix Corporation ("SMX"), a leading manufacturer and supplier of laser trackers and targets, metrology software, and contract inspection services. In connection therewith, the Company issued 500,000 shares of the Company's common stock to former SMX shareholders and satisfied certain debt obligations of SMX. Additionally, in connection with the SMX acquisition, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX between April 1, 2001 and the completion of the acquisition. The acquisition will be recorded utilizing the purchase method of accounting.

   SMX is based in Kennett Square, Pennsylvania and has approximately 60 employees. The Company believes that this acquisition provides FARO an excellent opportunity to expand its product line with a complementary technology for its existing worldwide customer base. The SMX new generation laser tracker is a high-accuracy, portable 3-dimensional measurement technology with a range of over 100 feet, which when combined with the Company's Control Station product line and their companion Soft Check Tool and CAM2 software, results in a portable, computer-based product line capable of handling a much wider range of manufacturing measurement applications.

   The Company estimates that SMX has 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company expects to sell at competitive prices compared to the previous generation SMX tracker, and competitor's current products. SMX's previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001 as part of a settlement of a patent infringement lawsuit. The operations of SMX are expected to contribute favorably to the Company's revenue growth and results of operations once the new generation tracker begins to ship. The Company expects to start shipping new generation tracker products some time in the first half of 2002. Until then, the operations of SMX are expected to result in revenues of at least $1.0 million per quarter resulting form the sale of parts, comprehensive support, and technology consulting services. Operating expenses are estimated to be approximately $1.9 million per quarter.

FARO Products

   The Control Station. The Control Station is a combination of a portable, six or seven-axis, instrumented, articulated measurement arm, a touch screen computer, and software programs known as SoftCheck Tools.

     Articulated Arm: Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured as either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using "xyz" position coordinates and "ijk" orientation coordinates.

     Touch Screen Computer: One of the main goals of the Control Station system is to provide computer-based inspection without requiring the operator to program the inspection software or even have to touch a keyboard. As such the company developed software (see the following section) which runs entirely by the operator touching simple icons on the touch screen, not unlike how a restaurant waiter enters an order. The computers are not manufactured by the Company, but are purchased from various suppliers.

     SoftCheck Tool Software: A SoftCheck Tool is custom software program designed to lead an operator through the measurement process with minimal training. The extensive use of photos of the customer's part assist in achieving this goal. These programs are created by the Company from specifications provided by the customer. When the customer changes its part production it then contracts with the Company to create updated or new SoftCheck Tool programs. The Company believes that providing this "prefabricated" inspection software will increase acceptance of the Control Station by new and existing customers as it significantly reduces the need for the customer to have sophisticated programmers and inspectors on the factory floor.

   The Control Station Pro. The Control Station Pro is a combination of an articulated arm, standard computer (with keyboard), and one of the Company's following CAM2 Software programs: CAM2 Design, CAM2 Measure, CAM2 Automotive. In contrast to the basic Control Station, Control

Station Pro customers may write their own inspection programs using the Company's CAM2 software. This product requires more sophisticated operators, and is often used to measure multiple parts in the same day, while the basic Control Station is often dedicated to the same part.

   CAM2 Software. CAM2 is the Company's family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes four software programs:

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

   Specialty Products. The Company licenses and supports certain specialty products based on its articulated arm technologies that are used in medical applications. License and support fees from these products do not represent a significant portion of the Company's revenues. However, the Company is maintaining an active campaign to license its formerly developed medical intellectual property to manufacturers of computer assisted surgical products.

Customers

   The Company's products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 7.6% of the Company's total revenues in 2001. No customer represented more than 1.1% of the Company's sales in 2001. The following table illustrates, by vertical market, the Company's diverse customer base:

                                                   ELECTRIC UTILITIES AND
         AEROSPACE              AUTOMOTIVE             MANUFACTURERS
      Lear Corporation             Audi               General Electric
           Boeing             DaimlerChrysler           Westinghouse
      Lockheed Martin         General Motors     Southern California Edison
      Northrop Grumman             Ford          Tennessee Valley Authority
        GE Aerospace               Honda            ABB Power Generation
      Orbital Sciences        Hyundai Motors            Hydro Quebec
     Harris Corporation           Toyota                 TurboCare
         Dee Howard               Nissan           Potomac Electric Power
      Hughes Brothers             Porsche     Turbine Technology International
     Nordam Repair Div.         Volkswagen       Siemens Power Corporation
       Ball Aerospace               BMW

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

       HEAVY EQUIPMENT           CONSUMER PRODUCTS        MISCELLANEOUS
        Melroe Company                 Amana            Applied Composites
 Volvo Construction Equipment    Braun Corporation     Kolenda Tool and Die
     Renault Agriculture           Eastman Kodak       Charmalloy Castings

Sales and Marketing

   The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 2001, the Company employed 85 sales and marketing professionals who operate from the Company's headquarters, and include eight North American regional sales representatives located in Charlotte, Chicago, Columbus (Ohio), Dallas, Detroit, Los Angeles, Seattle and Toronto, three German regional sales offices in Stuttgart, Munich, and Gladbeck, and sales offices located in Coventry, United Kingdom, suburban Paris, France, in Barcelona, Spain, Rivoli, Italy and in Nagoya, Japan. The Company also utilizes 12 North American and 27 international distributors primarily in territories where the Company does not have regional sales offices. See Footnote 15 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company's foreign and domestic operations and export sales required by this Item.

   The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers.

   The Company employs a variety of marketing techniques, including direct mail, trade shows, and advertising in trade journals, and proactively seeks publicity opportunities for customer testimonials. Management believes that word-of-mouth advertising from the Company's existing customers provides an important marketing advantage. The Company also uses computerized sales and marketing software system with telemarketing, lead tracking and analysis, as well as customer support capabilities. Finally, the Company utilizes its state-of-the-art web site to promote its product offerings. Each of the Company's sales offices is linked electronically to the Company's headquarters.

   In March 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a unit of Hexagon, A. B. of Stockholm, Sweden that is a world leader in the manufacture of traditional CMMs and other metrology products. Brown & Sharpe markets the FAROArm(R) worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2002, and is renewable for successive one-year terms. The Company anticipates that this agreement will be renewed.

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

   At December 31, 2001, the Company employed 31 scientists and technicians in its research and development efforts. Research and development expenses were approximately $3.4 million in 2001 as compared to $3.6 million in 2000 and $3.8 million in 1999. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Technology

   The primary measurement function of the articulated arm in the Control Station and Control Station Pro is to provide orientation and position information with respect to the probe at the end of the arm. This information is processed by software and can be compared to the desired dimensions contained in the CAD data of a production part or assembly to determine whether the measured data conforms to such dimensional specifications.

   To accomplish this measurement function, the articulated arm is designed with six or seven joints. The arm consists of aluminum links and rotating joints that are combined in different lengths and configurations, resulting in human armlike characteristics. Each joint is instrumented with a rotational transducer, a device used to measure rotation, which is based on optical digital technology. The position and orientation of the probe in three dimensions is determined by applying trigonometric calculations at each joint. The position of the end of a link of the arm can be determined by using the angle measured and the known length of the link. Through a complex summation of these calculations at each joint, the position and orientation of the probe is determined.

   The Company's products are the result of a successful integration of state-of-the-art developments in mechanical and electronic hardware and applications software. The unique nature of the Company's technical developments is evidenced by its numerous U.S. and international patents. The Company maintains low cost product design processes by retaining development responsibilities for all electronics, hardware and software.

   Mechanical Hardware. The articulated arm is designed to function in diverse environments and under rigorous physical conditions. The arm monitors its temperature to adjust for environments ranging from -10 degrees to +50 degrees Celsius. The arm is constructed of pre-stressed precision bearings to resist shock loads. Low production costs are attained by the proprietary combination of reasonably priced electromechanical components accompanied by the optimization and on-board storage of calibration data. Many of the Company's innovations relate to the environmental adaptability of its products. Significant features include integrated counter-balancing, configuration convertibility and temperature compensation.

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

   Software. CAM2 is a Windows-based, 32-bit application family written for the most recent PC-based technology. CAM2 has been entirely designed and programmed by the Company utilizing field input and industry wide beta site installations. CAM2 CADanalyser(R) is a family member for viewing, analyzing and browsing CAD files. CAM2 Measure(R) is complete 3D measurement application written entirely on the ACIS CAD development platform. Family member CAM2 Automotive(R) is also a complete 3D measurement software designed for very large CAD files and for specific Automotive applications and is written using a FARO's proprietary graphics display engine. Family member CAM2 SPC Process(R) is designed for plant wide dimensional data acquisition and presentation in classical SPC (Statistical Process Control) formats for plant-wide quality control. CAM2 Open Measure is a version of CAM2 Measure which can be adapted to any CAD platform. This permits CAD users to have a complete 3D measurement application operating on their native CAD platform.

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

Intellectual Property

   The Company holds or has pending 29 patents in the United States, 19 of which are also held or pending in other jurisdictions. The Company also has 12 registered trademarks in the United States, 26 foreign registered trademarks, 6 trademark applications pending in the United States and 4 foreign trademark applications pending. The Company also has 45 URL domain names worldwide registered.

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

   The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be timeconsuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

   The Company continues to achieve new levels of certification, achieving Accreditation to Guide 25 in May, 2000, and Registration to ISO/IEC 17025 in October, 2001. These global standards apply to the "Calibration and Certification of Measuring and Test Equipment", and certify the organization's level of training, procedures, and efficiency.

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

   The Company's significant direct competitors for its Control Station and related software are Romer SRL (France), Romer, Inc., a Cimcore Company (California), and Kosaka Laboratory Ltd. (Japan). In addition the Company is aware of a direct competitor in Germany, two direct competitors in Italy, and a direct competitor in the United Kingdom, each of which the Company believes currently has significantly less sales volume than the Company. However, there can be no assurance that these companies or other companies will not devote additional resources to the development and marketing of products that compete with those of the Company. With respect to the laser tracker market, Leica Geosystems (Switzerland) is the company's only significant direct competitor. Leica Geosystems has the largest market share in the laser tracker market, is well established and is substantially larger and possesses substantially greater financial, technical, and marketing resources than the Company. As the market for laser trackers and our portable coordinate measurement machines expands, additional competition may emerge and the Company's existing and future competitors may commit more resources to the markets in which the Company participates.

   The worldwide trend toward CAD-based factory floor metrology has resulted in the introduction of CAD-based inspection software and statistical process control for conventional CMMs by most of the large CMM manufacturers. Certain CMM manufacturers are miniaturizing, and in some cases increasing the mobility of their conventional CMMs. Nonetheless, these CMMs still have small measurement volumes, lack the adaptability typical of portable, articulated arm measurement devices and lose accuracy outside the controlled environment of the metrology lab.

Backlog

   At December 31, 2001, the Company had orders representing approximately $706,000 in product sales outstanding. The majority of such orders were shipped by March 20, 2002. Additionally, the Company had orders representing approximately $1.0 million in warranty, training and service sales outstanding at December 31, 2001.

Employees

   At December 31, 2001, the Company had 235 full-time employees, consisting of 85 sales and marketing professionals, 29 production staff, 31 research and development staff, 44 administrative staff, and 46 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Management of the Registrant

   The officers and key management personnel of the Company are as follows:

Name                     Age                   Principal Position
----                     ---                   ------------------
Simon Raab, Ph.D. ......  49 Chairman of the Board, Chief Executive Officer, and
                             President
Gregory A. Fraser,
 Ph.D. .................  47 Executive Vice President, Secretary, and Treasurer
Wendelin K.J.
 Scharbach..............  46 Managing Director of FARO Europe
Joanne M. Karimi........  43 Vice President of Human Resources
Edward M. Pelshaw.......  43 Vice President of Manufacturing
Allen Sajedi............  42 Vice President and Chief Technical Officer

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

   Wendelin K.J. Scharbach, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company's principal subsidiary in Europe, has served as Managing Director of FARO Europe since May 1998. Prior to that Mr. Scharbach was Managing Director of CATS GmbH.

   Joanne M. Karimi., has served as Vice President of Human Resources of the Company since July 2001 and as Director of Human Resource Systems since October 1998. Prior to that, Ms. Karimi served as Director of Human Resources of the Disney Vacation Club, a unit of The World Disney Company. Ms. Karimi holds a MBA and a Bachelor's Degree in Business Management from the University of West Florida.

   Edward M. Pelshaw has served as Vice President of Manufacturing of the Company since January 2000. Prior to that Mr. Pelshaw served as Director of Manufacturing of the Company since 1997, and as Purchasing Manager since 1996. Prior to that, Mr. Pelshaw served as Senior Supply and Logistic Officer with the U.S. Army. Mr. Pelshaw holds an MBA from the Webster University and a Bachelor of Science degree from Hawaii Pacific University.

   Allen Sajedi has served as Vice President and Chief Technical Officer since 2002 and as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor's Degree in Mechanical Engineering from McGill University, Montreal, Canada.

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

   In addition, the Company has seven sales offices in Europe, a sales office in each Canada and Japan. The Company leases all of the sales offices. The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the last quarter of calendar 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock, par value $.001 per share, began trading on the NASDAQ Stock Market in September 1997 under the symbol FARO. Before that date, there was no established public trading market for the Common Stock. The following table sets forth the high and low sale price of the Company's Common Stock for its two most recent fiscal years:

                                                      2001            2000
                                                 --------------- ---------------
                                                  High     Low    High     Low
                                                 ------- ------- ------- -------
   First Quarter................................ 4 3/8   2 3/16  5 7/8   2 3/8
   Second Quarter............................... 2 7/8   1 13/32 3 29/32 2 3/8
   Third Quarter................................ 2 63/64 1 19/32 5 1/2   3
   Fourth Quarter............................... 2 31/64 1 19/64 4 15/16 2 25/32

   The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 20, 2002, the last sale price of the Company's Common Stock was $2.74, and there were approximately 81 holders of record of Common Stock. The Company believes that there are approximately 1,394 beneficial owners of its Common Stock.

   On August 26, 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of one million shares of the Company's Common Stock. In the fiscal year 1998, the Company purchased 40,000 shares of its Common Stock in the open market under such stock repurchase plan. During the three years in the period ended December 31, 2001 the Company did not purchase any shares of its Common Stock in the open market.

ITEM 6. SELECTED FINANCIAL DATA.

   The operating results of SMX will be included in the consolidated statements effective at the date of acquisition. The pro forma selected financial data is presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. The pro forma selected financial data has been prepared for comparative purposes only and do not purport to be indicative of the results of operations and financial position which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                 Years Ended December 31
                         -----------------------------------------------------------------------------------
                         Pro Forma(1)                          Historical
                         ------------  ---------------------------------------------------------------------
                             2001         2001         2000         1999            1998            1997
                         ------------  -----------  -----------  -----------     -----------     -----------
Statement of Operations
 Data:
Sales................... $46,400,491   $35,113,596  $40,452,913  $33,105,740     $27,514,699     $23,516,385
Gross profit............  23,617,844    20,809,513   25,704,285   18,944,802      16,223,386      13,905,547
Income (loss) from
 operations............. (10,261,433)   (4,369,710)    (697,100)  (9,705,477)(2)  (5,684,607)(3)   4,932,276
Income (loss) before
 income taxes...........  (8,416,101)   (2,506,226)     464,198   (8,516,286)     (4,480,562)      5,321,260
Net income (loss).......  (8,757,839)   (2,847,964)      39,517   (7,394,822)     (4,931,094)      3,206,630
Net income (loss) per
 common share:
 Basic.................. $     (0.74)  $     (0.26) $       --   $     (0.67)    $     (0.46)    $      0.41
 Diluted................ $     (0.74)  $     (0.26)         --         (0.67)          (0.46)           0.39
Weighted average common
 shares Outstanding:
 Basic..................  11,882,449    11,032,449   11,021,606   11,015,140      10,632,708       7,831,715
 Diluted................  11,882,449    11,032,449   11,094,144   11,015,140      10,632,708       8,189,048


                                                     At December 31,
                         ------------------------------------------------------------------------
                         Pro Forma(1)                         Historical
                         ------------ -----------------------------------------------------------
                             2001        2001        2000        1999        1998        1997
                         ------------ ----------- ----------- ----------- ----------- -----------
Consolidated Balance Sheet Data:
Working capital.........  18,143,563  $22,303,204 $23,672,736 $24,869,844 $30,997,769 $37,277,545
Total assets............  44,441,451   39,654,124  44,699,274  42,103,912  49,120,147  41,192,333
Total debt..............      55,506       55,506      49,260      26,236     337,710         --
Total shareholders'
 equity.................  32,488,788   32,336,461  35,955,453  36,599,346  45,375,391  38,939,411

--------
(1) The pro forma statement of operations and balance sheet data reflects a change to operations of $1.7 million to record amortization of intangible assets acquired (including $1.2 million for amortization of goodwill) and an adjustment to reduce interest expense (and accrued liabilities) of $866,000 related to SMX bank debt paid-off upon completion of the acquisition.
(2) Includes a charge to write down development and core technology in the amount of $3.1 million.
(3) Includes a charge for in-process research and development in connection with the German acquisition in the amount of $3.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

   The Company designs, develops, markets and supports portable, software-driven, 3D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the Control Station and the Control Station Pro (formerly FAROArm(R)) articulated measuring devices and their companion Soft Check Tool and CAM2 software, respectively, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds or has pending 29 patents in the United States, 19 of which also are held or pending in other jurisdictions. The Company's products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

   From its inception in 1982 through 1992, the Company focused on providing computerized, 3-D measurement devices to the orthopedic and neurosurgical markets. During this period, the company introduced a knee laxity measurement device, a diagnostic tool for measuring posture, scoliosis and back flexibility, and a surgical guidance device utilizing a six-axis articulated arm.

   In 1992, in an effort to capitalize on a demand for 3-D portable measurement tools for the factory floor, the Company made a strategic decision to target its core measurement technology to the manufacturing and industrial markets. In order to focus on manufacturing and industrial applications of its technology, the Company phased out the direct sale of its medical products and entered into licensing agreements with two major neurosurgical companies for its medical technology. Since 1992, the Company has entered into additional licensing agreements for the use of its technology for medical applications. In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000 and Italy in 2001. International sales represented 60.8%, 50.6% and 46.6% of sales in 2001, 2000 and 1999, respectively.

   The Company derives revenues primarily from the sale of its 3-D measurement equipment, and its related multi-faceted Soft Check Tool and CAM2 software. Revenue related to these products is recognized upon shipment. Going forward, the Company also expects to generate revenue from the sale of its laser tracker product.

   Revenue growth has historically resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices and expanded promotional efforts which include a multilingual web site and Company demo CD. In 2000 the Company introduced The Control Station with SoftCheck Tools, new accessory items such as The FARO Rail, the FARO Powerhouse and new versions of all the members of the CAM2 software family. In January 2001, the Company acquired SpatialMetrix Corporation ("SMX"), a leading manufacturer and supplier of laser trackers and targets, metrology software, and contract inspection services. The SMX new generation laser tracker is a high-accuracy, portable 3-dimensional measurement technology. The Company expects to begin shipments of this laser tracker in the second quarter of 2002.

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

   Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company's consolidated financial statements. In the normal course of business, the Company from time to time employs off-balance sheet financial instruments to hedge its exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts, and foreign currency options (see Foreign Exchange Exposure below).

   During 2001, the Company's sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe to a lesser extent. We expect that the current economic slowdown will continue to adversely affect U. S. sales and the Company's growth rate in other geographic markets during the first half of 2002. Accordingly, the Company adopted a cost reduction plan during the third quarter of 2001. This plan includes reducing discretionary spending, canceling certain non-strategic product development and marketing projects, and a reduction of approximately 15% of the company's U.S. workforce, or about 30 people, primarily in administration, research and development, and manufacturing.

Results of Operations

   The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company's consolidated statements of operations:

                                                            Year Ended
                                                           December 31,
                                                         ---------------------
                                                         2001    2000    1999
                                                         -----   -----   -----
Statement of Operations Data:
Sales................................................... 100.0 % 100.0 % 100.0 %
Cost of Sales...........................................  40.7 %  36.5 %  42.7 %
                                                         -----   -----   -----
Gross profit............................................  59.3 %  63.5 %  57.3 %
Operating expenses:
  Selling...............................................  38.3 %  34.7 %  36.7 %
  General and administrative............................  16.5 %  14.2 %  15.0 %
  Depreciation and amortization.........................   7.3 %   7.2 %  13.5 %
  Research and development..............................   9.6 %   8.8 %  11.6 %
  Employee stock options................................   --       .3 %   0.5 %
  Impairment loss on acquired intangible assets.........   --      --      9.3 %
                                                         -----   -----   -----
    Total operating expenses............................  71.7 %  65.3 %  86.6 %
                                                         -----   -----   -----
Loss from operations.................................... (12.4)%  (1.7)% (29.3)%
Interest income.........................................   2.6 %   2.1 %   2.2 %
Other income, net.......................................   2.7 %    .7 %   1.4 %
Interest expense........................................   --      --      --
                                                         -----   -----   -----
Net income (loss) before income taxes...................  (7.1)%   1.1 % (25.7)%
Income tax expense (benefit)............................   1.0 %   1.0 %  (3.4)%
                                                         -----   -----   -----
Net income (loss).......................................  (8.1)%   0.1 % (22.3)%
                                                         =====   =====   =====

2001 Compared to 2000

   Sales. Sales decreased $5.3 million, or 13.2%, from $40.5 million in 2000 to $35.1 million in 2001. The decrease resulted from lower sales in the U.S. ($6.2 million, or 31.2%, from $20.0 million to $13.8 million) and Germany ($1.6 million, or 18.9%, from $8.6 million to $6.9 million), partially offset by increased sales in the remainder of the world (an increase of $2.5 million, or 21.2%, from $11.9 million to $14.4 million). The decrease in the U.S. primarily resulted from lower product unit sales resulting mainly from the slowing U.S. economy throughout 2001. The decrease in Germany reflects the adverse translation effect (approximately $700,000) of the stronger U.S. dollar in 2001.

   Gross profit. Gross profit decreased by $4.9 million, or 19.0%, from $25.7 million in 2000 to $20.8 million in 2001. Gross margin decreased to 59.3% in 2001 from 63.5% in 2000. The decrease in gross margin resulted primarily from downward pressure on unit prices in the U.S. and Europe and the translation effect of the stronger U.S. dollar on international sales.

   Selling expenses. Selling expenses decreased $598,000, or 4.3%, from $14.0 million in 2000 to $13.4 million in 2001. This decrease was primarily a result of lower selling expenses in the United States ($1.3 million) resulting from cost reduction efforts in the second half of 2001 and lower sales commissions on lower U.S. sales in 2001 and the translation effect of the stronger U.S. dollar in 2001 on the European selling expenses (approximately $275,000), offset in part by higher selling expenses in Europe ($670,000) and in Japan ($282,000), principally as a result of higher compensation and marketing expenses, offset in part by.

   General and administrative expenses. General and administrative expenses increased by $50,000, or 1.0%, from $5,763,000 in 2000 to $5,813,000 in 2001.
The increase was due to new operations in Japan ($188,000), offset in part by lower expenses in the U.S. ($53,000) and Europe ($15,000) and the effect of the stronger U.S. dollar in 2001 (approximately $70,000).

   Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $372,000, or 12.7%, from $2.9 million in 2000 to $2.6 million in 2001 primarily as a result of assets becoming fully amortized in 2001.

   Research and development expenses. Research and development expenses decreased by $178,000, or 5.0%, from $3.5 million in 2000 to $3.4 million in 2001. The decrease was due to decline across many expense categories in Europe ($286,000) and the translation effect of the stronger U.S. dollar in 2001 ($50,000) on the European R&D expenses, offset in part by increase across many expense categories in the United States ($157,000).

   Interest income. Interest income increased by $40,000, from $860,000 in 2000 to $900,000 in 2001 primarily as a result of higher average principal amounts invested in 2001, including loans to SMX (see Liquidity and Capital Resources below).

   Other income, net. Other income, net increased by $663,000, from $302,000 in 2000 to $965,000 in 2001. The increase resulted principally from higher royalty income in 2001 and lower foreign exchange losses in Europe in 2001.

   Income tax expense. Income tax expense decreased by $83,000, from $425,000 in 2000 to $342,000 in 2001. The net tax expense resulted from an increase in the valuation allowance for the Company's US deferred income tax assets offset by benefits realized by the utilization of German net operating loss carryforwards which were previously reserved. At December 31, 2001 the Company has deferred income tax assets of approximately $7.7 million (including $1.4 million related to the U.S. operations and $6.3 million related to foreign operations) which are offset by a valuation allowance of approximately $7.6 million. These deferred income tax assets are primarily attributable to net operating loss carryforwards and intangible assets for which future income tax benefits may be realized.

   Net income (loss). The Company's net income (loss) decreased by $2,888,000, from net income of $40,000 in 2000 to a loss of $2,848,000 in 2001 to due to the factors mentioned above.

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

   Gross profit. Gross profit increased by $6.8 million, or 35.7%, from $18.9 million in 1999 to $25.7 million in 2000. Gross margin increased to 63.5% in 2000 from 57.3% in 1999. The increase in gross margin was primarily a result of cost reductions for computer hardware and software products in 2000, partially offset by the effect of the stronger U.S. dollar.

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

   General and administrative expenses. General and administrative expenses increased by $800,000, or 15.9%, from $5.0 million in 1999 to $5.8 million in 2000. The increase was due to increases across many categories in the U.S. ($720,000) and in Europe ($80,000), offset in part by the effect of the stronger U.S. dollar in 2000 (approximately $150,000).

   Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $1.5 million, or 34.4%, from $4.5 million in 1999 to $2.9 million in 2000. The decrease primarily resulted from the $3,073,000 impairment loss on acquired intangible assets at the end of 1999, which reduced the amount of acquired intangible assets to be amortized, offset in part by depreciation on assets acquired in 2000.

   Research and development expenses. Research and development expenses decreased by $300,000, or 7.3%, from $3.8 million in 1999 to $3.5 million in 2000. The decrease was due to decreases across many expense categories in the United States ($234,000), and to by the effect of the stronger U.S. dollar in 2000 ($130,000) on European expenses, offset in part by increase, in local currency, across many categories in Europe ($85,000).

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

   Income tax expense (benefit). Income tax expense (benefit) increased by $1.5 million, from a benefit of $1.1 million in 1999 to expense of $425,000 in 2000. The tax expense resulted from the Company's U.S. operation's taxable earnings in 2000. The Company has deferred income tax assets related to it's German operations which are fully offset against a valuation allowance. At December 31, 2000, the Company's foreign subsidiaries had deferred income tax assets relating to net operating loss carryforwards, which do not expire, and intangible assets of $3,360,729 and $3,131,325, respectively.

   Net income (loss). The Company's net income (loss) increased by $7.4 million, from a loss of $7.4 million in 1999 to net income of $40,000 in 2000 due to the factors mentioned above.

Recent Developments

   On January 16, 2002, the Company acquired SpatialMetrix Corporation ("SMX") in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX between April 1, 2001 and the completion of the acquisition. The acquisition will be recorded utilizing the purchase method of accounting in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Company estimates that SMX has 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company expects to sell at competitive prices compared to the previous generation SMX tracker, and competitor's current products. SMX's previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001 as part of a settlement of a patent infringement lawsuit. The operations of SMX are expected to contribute favorably to the Company's revenue growth and results of operations once the new generation tracker begins to ship. The Company expects to start shipping new generation tracker some time in the first half of 2002. Until then, the operations of SMX are expected to result in revenues of at least $1.0 million per quarter resulting from the sale of parts, comprehensive support, and technology consulting services and in additional operating expenses in the amount of approximately $1.9 million per quarter.

Liquidity and Capital Resources

   Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately

$31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at December 31, 2001 were $14.1 million, compared to $19.0 million at December 31, 2000.

   For the year ended December 31, 2001, net cash used in operating activities was $842,000 compared to net cash provided by operating activities of $4.7 million in 2000. Net cash used in operating activities increased primarily due to the operational loss in 2001. Net cash (excluding short-term investments and investments) provided by investing activities for the year ended December 31, 2001 was $267,000, compared to cash used in investing activities of $3.1 million in 2000. The increase in net cash provided by investing activities in 2001 was primarily due to net decreases in short-term investments and investments in 2001 of $4.1 million, offset primarily by loans to SMX $2.9 million (see Note 16 of Notes to Consolidated Financial Statements contained in
Item 8 herein) and purchases of property and equipment of $788,000. Net cash provided in financing activities for the year ended December 31, 2001 was $9,000, compared to $11,000 in 2000. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies. Currency exchange rate changes resulted in a $224,000 reduction in the Company's reported cash at December 31, 2001.

   On January 16, 2002, in connection with its acquisition of SMX, the Company issued 500,000 shares of FARO common stock and satisfied certain obligations of SMX. Additionally, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or settled other obligations of SMX. The operations of SMX are expected to contribute favorably to the Company's liquidity after the new generation tracker has been introduced. The Company expects to start shipping the new generation tracker some time in the first half of 2002. Until then, the operations of SMX are expected to result in revenues of at least $1.0 million per quarter resulting from the sale of parts, comprehensive support, and technology consulting services and in additional operating expenses in the amount of approximately $1.9 million per quarter. See Recent Developments above.

   The Company's principal commitments at December 31, 2001 consisted of leases on its headquarters and regional and sales offices (see Contractual Obligations and Commercial Commitments below). There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs at least through 2002.

Contractual Obligations and Commercial Commitments

   The Company was a party to a term loan that expires in 2003, capital leases for automotive and other equipment with an initial term of 36 to 60 months and non-cancelable operating leases, including leases with related parties (see
Note 8 of Notes to Consolidated Financial Statements) that expire on or before 2006.

   Commitments under these agreements are as follows at December 31, 2001:

                                              Payments due under:
                                           --------------------------
                                            Term   Capital Operating
   Year                                     Loan   Leases    Leases     Total
   ----                                    ------- ------- ---------- ----------
   2002................................... $ 3,025 $22,095 $1,110,636 $1,135,756
   2003...................................   9,862  27,005    929,274    966,141
   2004...................................     --   15,045    607,222    622,267
   2005...................................     --    2,601    381,176    383,777
   2006 and thereafter....................     --      993     95,756     96,749
                                           ------- ------- ---------- ----------
     Total................................ $12,887 $67,739 $3,124,064 $3,204,690
                                           ======= ======= ========== ==========

   SMX's principal commitments consist of a lease on its headquarters. The lease expires in August 2003. Minimum lease payments required under the lease are $129,372 and $86,248 in 2002 and 2003, respectively.

Critical Accounting Policies

   In response to the SEC'S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The two accounting estimation processes discussed below are the Company's process of recognizing research and development expenditures, and the allowance for obsolete and slow-moving inventory. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

   Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed 3 years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in certain circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

   The reserve for obsolete and slow-moving inventory was $297,500 and $417,900 at December 31, 2001 and 2000, respectively. The reserve for obsolete and slow-moving inventory is used to state the Company's inventories at the lower of average cost or net realizable value. Since the amount of inventoriable cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months nor sales forecasted for the next 12 months, therefore a reserve in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as slow-moving inventory with quantities of on hand greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months, and reserve such amount as is adequate to reduce the carrying value to net realizable value. During 2001, 2000 and 1999, the provision for obsolete and slow-moving inventory was $856,600, $300,955 and $1,027,200, respectively.

Transactions with Related and Other Parties

   The Company leases its headquarters from Xenon Research, Inc. ("Xenon"), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has two five-year renewal options. Base rent under the lease was $391,000 for 2001. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor statistics consumer Price Index for all Urban Consumers.

   In June 2000, the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company's Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

   The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company's financial advisor in connection with the Company's acquisition in January, 2002 of SpatialMetrix, Inc. ("SMX"). Stephen R. Cole, one of the Company's directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $440,000 by early 2002 for its services in the SMX acquisition.

Foreign Exchange Exposure

   The Company conducts a significant portion of its business outside the United States. At present, the majority of the Company's revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates will increase further. See additional discussion under Impact of Recently Issued Accounting Standards below.

Inflation

   The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2002.

Conversion to the Euro Currency

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for the introduction of the Euro ends June 30, 2002. In connection therewith, in January 2002 certain member countries of the European Union adopted the Euro as their national currency. Issues facing the Company as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, amending lease agreements and other contracts, and processing tax and accounting records. The Company is addressing these issues and does not expect the adoption of the Euro to have a material effect on the Company's financial condition or results of operations.

Impact of Recently Issued Accounting Standards

   In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121) but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends this reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002. Upon adoption of SFAS No. 142, operating expenses will be reduced by approximately $480,000 on an annual basis for amortization and may increase for assets determined to be impaired, if any, during a respective year.

   In January 2001, the Company adopted FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of position. In August 2001, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.3 million at a base rate of 1.1049 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement does not qualify for special hedge accounting treatment, as it does not meet the specified criteria under SFAS 133. Therefore the changes in fair value are included in the determination of earnings.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. The Company believes that the adoption of SFAS No. 143 will not have a material effect in its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information required by this item is incorporated by reference herein from the section of this Report in Part II, Item 7, under the captions "Foreign Exchange Exposure", "Inflation" and "Conversion to the Euro Currency" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                          Page
                                                                          ----
Independent Auditors' Reports............................................  23

Consolidated Balance Sheets as of December 31, 2001 and 2000.............  24

Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000 and 1999.....................................................  25

Consolidated Statements of Shareholders' Equity for the years Ended
 December 31, 2001, 2000 and 1999........................................  26

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999.....................................................  27

Notes to Consolidated Financial Statements...............................  28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

   We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FARO Technologies, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP
Orlando, Florida
March 1, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of FARO Technologies, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of FARO Technologies, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida
March 17, 2000

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         2001         2000
                                                     ------------  -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $  7,238,564  $ 8,029,318
  Short term investments............................    4,744,559    6,218,636
  Accounts receivable (Note 4)......................    9,385,568   10,352,972
  Income taxes refundable...........................      545,118          --
  Inventories, net (Note 5).........................    5,575,793    6,364,290
  Prepaid expenses and other current assets.........    1,851,003    1,112,881
  Deferred income taxes.............................       76,418      203,816
                                                     ------------  -----------
    Total current assets............................   29,417,023   32,281,913
                                                     ------------  -----------
PROPERTY AND EQUIPMENT--at cost:
  Machinery and equipment...........................    4,038,582    3,580,892
  Furniture and fixtures............................    1,313,809    1,253,248
  Leasehold improvements............................      139,555       89,171
                                                     ------------  -----------
    Total...........................................    5,491,946    4,923,311
  Less accumulated depreciation and amortization....   (3,945,247)  (3,121,029)
                                                     ------------  -----------
    Property and equipment, net.....................    1,546,699    1,802,282
                                                     ------------  -----------
INTANGIBLE ASSETS--net..............................    2,632,791    4,055,337
INVESTMENTS.........................................    2,129,679    4,755,572
NOTES RECEIVABLE (Notes 2 and 16)...................    3,927,932    1,128,846
DEFERRED INCOME TAXES...............................          --       675,324
                                                     ------------  -----------
TOTAL ASSETS........................................ $ 39,654,124  $44,699,274
                                                     ============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ................ $     25,120  $    17,397
  Accounts payable..................................    2,937,271    2,965,417
  Accrued liabilities...............................    3,064,463    4,120,404
  Income taxes payable..............................          --       684,409
  Current portion of unearned service revenues......      855,120      687,566
  Customer deposits.................................      231,845      133,984
                                                     ------------  -----------
    Total current liabilities.......................    7,113,819    8,609,177
OTHER LONG-TERM LIABILITIES.........................      203,844      134,644
                                                     ------------  -----------
    Total liabilities...............................    7,317,663    8,743,821
                                                     ------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Class A preferred stock--par value $.001,
   10,000,000 shares authorized, no shares issued
   and outstanding
  Common stock--par value $.001, 50,000,000 shares
   authorized, 11,075,252 and 11,065,225 issued,
   11,035,252 and 11,025,225 outstanding,
   respectively.....................................       11,075       11,066
  Additional paid-in capital........................   47,704,087   47,570,059
  Unearned compensation.............................     (109,000)         --
  Accumulated deficit...............................  (12,116,098)  (9,268,134)
  Other comprehensive loss..........................   (3,002,978)  (2,206,913)
  Common stock in treasury, at cost--40,000 shares
   in 2001 and 2000.................................     (150,625)    (150,625)
                                                     ------------  -----------
    Total shareholders' equity......................   32,336,461   35,955,453
                                                     ------------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......... $ 39,654,124  $44,699,274
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31
                                         -------------------------------------
                                            2001         2000         1999
                                         -----------  -----------  -----------
SALES................................... $35,113,596  $40,452,913  $33,105,740
COST OF SALES...........................  14,304,083   14,748,628   14,160,938
                                         -----------  -----------  -----------
  Gross profit..........................  20,809,513   25,704,285   18,944,802
                                         -----------  -----------  -----------
OPERATING EXPENSES
  Selling...............................  13,436,209   14,033,725   12,139,567
  General and administrative............   5,812,803    5,763,040    4,974,558
  Depreciation and amortization.........   2,559,495    2,931,546    4,465,441
  Research and development..............   3,370,716    3,549,670    3,828,801
  Employee stock options................         --       123,404      168,912
  Impairment loss on acquired intangible
   assets...............................         --           --     3,073,000
                                         -----------  -----------  -----------
    Total operating expenses............  25,179,223   26,401,385   28,650,279
                                         -----------  -----------  -----------
LOSS FROM OPERATIONS....................  (4,369,710)    (697,100)  (9,705,477)
OTHER INCOME (EXPENSES)
  Interest income.......................     900,281      860,254      715,953
  Other income, net.....................     964,950      302,378      475,162
  Interest expense......................      (1,747)      (1,334)      (1,924)
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES.......  (2,506,226)     464,198   (8,516,286)
INCOME TAX EXPENSE (BENEFIT)............     341,738      424,681   (1,121,464)
                                         -----------  -----------  -----------
NET INCOME (LOSS)....................... $(2,847,964) $    39,517  $(7,394,822)
                                         ===========  ===========  ===========
NET LOSS PER SHARE--BASIC............... $     (0.26) $      0.00  $     (0.67)
                                         ===========  ===========  ===========
NET LOSS PER SHARE--DILUTED............. $     (0.26) $      0.00  $     (0.67)
                                         ===========  ===========  ===========



          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Accumulated
                            Common Stock    Additional                                 Other      Common
                         ------------------   Paid-in     Unearned   Accumulated   Comprehensive Stock in
                           Shares   Amounts   Capital   Compensation   Deficit     Income (Loss) Treasury      Total
                         ---------- ------- ----------- ------------ ------------  ------------- ---------  -----------
BALANCE,
 JANUARY 1, 1999........ 11,048,137 $11,048 $47,520,732  $(292,316)  $ (1,912,829)  $   199,381  $(150,625) $45,375,391
 Net loss...............                                               (7,394,822)                           (7,394,822)
 Currency translation...                                                             (1,574,259)             (1,574,259)
                                                                                                            -----------
 Comprehensive loss.....                                                                                     (8,969,081)
 Issuance of common
  stock.................     11,373      12      24,112                                                          24,124
 Amortization of
  unearned
  compensation..........                                   168,912                                              168,912
                         ---------- ------- -----------  ---------   ------------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 1999...... 11,059,510 $11,060 $47,544,844  $(123,404)  $ (9,307,651)  $(1,374,878) $(150,625) $36,599,346
 Net Income.............                                                   39,517                                39,517
 Currency translation...                                                               (832,035)               (832,035)
                                                                                                            -----------
 Comprehensive loss.....                                                                                       (792,518)
 Issuance of common
  stock.................      5,715       6      25,215                                                          25,221
 Amortization of
  unearned
  compensation..........                                   123,404                                              123,404
                         ---------- ------- -----------  ---------   ------------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 2000...... 11,065,225 $11,066 $47,570,059  $      --   $ (9,268,134)  $(2,206,913) $(150,625) $35,955,453
 Net loss...............                                               (2,847,964)                           (2,847,964)
 Currency translation...                                                               (796,065)               (796,065)
                                                                                                            -----------
 Comprehensive loss.....                                                                                     (3,644,029)
 Options granted subject
  to variable
  accounting............                        109,000   (109,000)
 Issuance of common
  stock.................     10,027       9      25,028                                                          25,037
                         ---------- ------- -----------  ---------   ------------   -----------  ---------  -----------
BALANCE,
 DECEMBER 31, 2001...... 11,075,252 $11,075 $47,704,087  $(109,000)  $(12,116,098)  $(3,002,978) $(150,625) $32,336,461
                         ========== ======= ===========  =========   ============   ===========  =========  ===========


          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31
                                         --------------------------------------
                                            2001         2000          1999
                                         -----------  -----------  ------------
CASH FLOWS FROM:
OPERATING ACTIVITIES:
 Net income (loss)...................... $(2,847,964) $    39,517  $ (7,394,822)
 Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
 Depreciation and amortization..........   2,559,495    2,931,546     4,465,441
 Bad debt expense.......................     310,981       30,271       169,144
 Provision for inventory losses.........     856,551      300,955     1,027,186
 Impairment loss on acquired intangible
  assets................................         --           --      3,073,000
 Provision for deferred income taxes....     802,722     (127,139)     (708,678)
 Loss on disposals of fixed assets......                                  5,400
 Employee stock options.................         --       123,404       168,912
 Change in operating assets and
  liabilities:
  Decrease (increase) in:
   Accounts receivable..................     197,437     (946,693)   (1,096,418)
   Income taxes refundable..............    (545,118)     234,470       481,578
   Inventories..........................    (178,323)    (549,516)     (794,260)
   Notes receivable.....................                                 47,752
   Prepaid expenses and other assets....    (796,145)    (586,176)     (422,079)
  Increase (decrease) in:
   Accounts payable and accrued
    liabilities.........................    (894,764)   2,095,884     2,380,514
   Income taxes payable.................    (684,409)     684,409           398
   Unearned service revenues............     268,794      436,132        (5,757)
   Customer deposits....................     108,249       55,817       (28,458)
                                         -----------  -----------  ------------
    Net cash (used in) provided by
     operating activities...............    (842,494)   4,722,881     1,368,853
                                         -----------  -----------  ------------
INVESTING ACTIVITIES:
 Proceeds from investments..............   6,250,000    6,690,000    21,782,431
 Purchases of investments...............  (2,150,029)  (7,422,252)  (15,012,556)
 Notes receivable.......................  (2,799,086)  (1,001,593)          --
 Purchases of property and equipment....    (788,168)  (1,197,532)   (1,120,552)
 Payments for intangible assets.........    (245,694)    (120,264)     (316,527)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     investing activities...............     267,023   (3,051,641)    5,332,796
                                         -----------  -----------  ------------
FINANCING ACTIVITIES:
 Payments of long-term debt, Capital
  lease obligations and notes payable...     (16,497)     (14,070)     (306,403)
 Proceeds from issuance of common stock,
  net...................................      25,037       25,221        24,124
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     financing activities...............       8,540       11,151      (282,279)
                                         -----------  -----------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH...................................    (223,823)    (161,035)   (1,095,064)
                                         -----------  -----------  ------------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS............................    (790,754)   1,521,356     5,324,306
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.................................   8,029,318    6,507,962     1,183,656
                                         -----------  -----------  ------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD................................. $ 7,238,564  $ 8,029,318  $  6,507,962
                                         ===========  ===========  ============

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business--FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

   Principles of Consolidation--The consolidated financial statements include the accounts of FARO Technologies, Inc. and all majority-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive (loss) income.

   Revenue Recognition, Product Warranty and Extended Maintenance Contracts-- Revenue related to the Company's 3-D measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized in proportion to maintenance costs projected to be incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred.

   Cash and Cash Equivalents--The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

   All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

   Investments--Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none have maturities exceeding two years).

   Investments consisted of the following:

                                                               December 31
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
   Government agency securities.......................... $2,032,679 $  898,840
   Certificates of deposit...............................     97,000    240,309
   Corporate notes.......................................        --   3,616,423
                                                          ---------- ----------
                                                          $2,129,679 $4,755,572
                                                          ========== ==========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Management determines the appropriate classification of its short term investments and investments in debt securities at the time of the purchase and reevaluates such determinations at each balance sheet date. All investments in debt securities are classified as held to maturity as the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in other income in the consolidated statements of operations. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The gross unrealized gain on all held to maturity debt securities was approximately $123,000 and $65,000 at December 31, 2001 and 2000, respectively.

   Inventories--Inventories are stated at the lower of average cost or net realizable value. In order to achieve a better matching of production costs with the revenues generated in production, certain fixed overhead costs and certain general and administrative costs that are related to production are capitalized into inventory when they are incurred and are charged to cost of sales as product costs at the time of sale. Shipping and handling costs are classified as a component of Cost of Sales in the Consolidated Statement of Operations.

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

   Machinery and equipment........................................ 2 to 10 years
   Furniture and fixtures.........................................  3 to 5 years

   Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease.

   Intangibles--Goodwill represents the excess of purchase price over the fair value of businesses acquired and was amortized on a straight-line basis over 5 years through December 31, 2001. Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with the provisions of SFAS No. 142 (see Recently Adopted Accounting Standards below).

   Other acquired intangibles principally include core technology, existing product technology, workforce in place and customer relationships that arose in connection with the acquisition of CATS. Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of primarily 3 to 5 years.

   Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed 3 years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers.

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

   Fair Value of Financial Instruments--The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, foreign exchange rate agreements, and accounts payable. The carrying amounts of such financial instruments approximate their fair value.

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

   In 1999, the Company entered into an OEM agreement with Brown & Sharpe Manufacturing Company ("Brown & Sharpe"), a unit of Hexagon, A. B. of Stockholm, Sweden that is a world leader in the manufacture of traditional coordinate measurement machines (CMMs) and other metrology products. Brown & Sharpe will market the FAROArm(R) worldwide under the name GAGE 2000 A. The agreement, which grants Brown & Sharpe non-exclusive distribution right worldwide, expires in March 2002, and is renewable for successive one-year terms. The Company anticipates that this agreement will be renewed.

   No customer represented more than 6% of the Company's total sales for the years ended December 31, 2001, 2000 and 1999.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

   In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. During 2001, certain options to purchase common stock were effectively re-priced and will be accounted for as variable plan options. Such accounting could result in future charges to earnings (see Note 12).

   Long-Lived Assets--Long-lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future discounted or undiscounted cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 2 regarding the impairment of certain developed and core technology.

   Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Impact of Recently Issued Accounting Standards--In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002. Upon adoption of SFAS No. 142, operating expenses will be reduced by approximately $480,000 on an annual basis for amortization and may increase for assets determined to be impaired, if any, during a respective year.

   In January 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES value (i.e. gains and losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income. Accounting for such instruments is referred to as "special hedge accounting." However, SFAS 133 eliminates special hedge accounting if the derivative instrument does not meet certain criteria.

   In August 2001, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.3 million at a base rate of
1.1049 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement expires in September 2002 and does not qualify for special hedge accounting mentioned above, as it did not meet the specified criteria under SFAS 133. Therefore the changes in fair value are recorded in income.

   During the year ended December 31, 2001, the Company recognized a gain of $37,000 related to the change in fair value of the foreign exchange rate agreement in the Statement of Operations. The asset of $37,000 is recorded in other assets on the balance sheet.

2. ACQUISITION OF CATS

   In 1998, the Company acquired CATS GmbH for total consideration of $16 million (including direct costs of the acquisition), consisting of $5 million in cash, 916,668 shares of the Company's Common Stock and the assumption of certain outstanding liabilities of CATS. The acquisition was recorded under the purchase method of accounting.

   The acquisition agreement provided that the Company would provide a loan to each of the two former shareholders of CATS, who remain key employees of the Company, to fund their tax liability in connection with the Company's acquisition of CATS. In connection therewith, in June 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement and the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company's Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

   The valuation of CATS was based on management's estimates of after tax net cash flows for certain intangible assets. The actual after tax net cash flows may vary from management's original estimates. In the fourth quarter of 1999, the Company recorded a write-down of developed and core technology of approximately $3.1 million in the consolidated statement of operations. This write-down was in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 121"). Developed and core technology was determined to have been impaired because the anticipated future cash flows resulting from the software products acquired from CATS GmbH

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES indicate that the recoverability of a portion of the developed and core technology is not reasonably assured. The estimated fair value of the developed and core technology was determined by calculating the present value of the estimated future cash flows.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Selected cash payments and non cash activities were as follows:

                                                       Years ended December 31
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
   Cash paid for interest............................. $  1,747 $ 1,334 $ 3,237
   Cash paid for income taxes.........................  673,787  54,000  24,392
   Non cash investing and financing activities:
     Fixed assets acquired under capital lease
      obligations.....................................   33,041  55,795     --

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The allowance for doubtful accounts is as follows:

                                                    Years ended December 31
                                                  -----------------------------
                                                    2001       2000      1999
                                                  ---------  --------  --------
   Balance, beginning of year.................... $ 353,514  $334,612  $139,690
   Provision.....................................   310,981    30,271   169,144
   (Amounts written off) recoveries..............  (324,780)  (11,369)   25,778
                                                  ---------  --------  --------
   Balance, end of year.......................... $ 339,715  $353,514  $334,612
                                                  =========  ========  ========

5. INVENTORIES

   Inventories, net consist of the following:

                                                                December 31
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
   Raw materials.......................................... $  496,298 $  486,002
   Work-in-process........................................  1,875,912  1,610,210
   Finished goods.........................................    341,348    991,169
   Sales demonstration....................................  2,862,235  3,276,909
                                                           ---------- ----------
                                                           $5,575,793 $6,364,290
                                                           ========== ==========

   The allowance for obsolete and slow-moving inventory is as follows:

                                                  Years ended December 31
                                              ---------------------------------
                                                2001        2000        1999
                                              ---------  ----------  ----------
   Balance, beginning of year................ $ 417,930  $1,080,815  $   54,728
   Charges to Cost of Sales..................   856,551     300,955   1,027,186
   Amounts written off.......................  (976,973)   (963,840)     (1,099)
                                              ---------  ----------  ----------
   Balance, end of year...................... $ 297,508  $  417,930  $1,080,815
                                              =========  ==========  ==========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

6. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                             December 31
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
   Goodwill........................................... $ 2,325,225  $ 2,456,913
   Existing product technology........................   4,589,775    4,849,715
   Work force in place................................     445,445      470,673
   Customer relationships.............................     477,842      504,904
   Product design costs...............................     341,948      861,367
   Patents............................................   1,225,815    1,235,300
   Other..............................................     131,033      277,253
                                                       -----------  -----------
     Total............................................   9,537,083   10,656,125
   Accumulated amortization...........................  (6,904,292)  (6,600,788)
                                                       -----------  -----------
   Intangible assets--net............................. $ 2,632,791  $ 4,055,337
                                                       ===========  ===========

   Amortization expense was $1,557,819, $2,062,293 and $3,625,045 in 2001, 2000
and 1999, respectively.

7. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                               December 31
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
   Accrued compensation and benefits..................... $1,060,378 $2,185,314
   Accrued royalties and warranties......................    138,200    183,385
   Other accrued liabilities.............................  1,865,885  1,751,705
                                                          ---------- ----------
                                                          $3,064,463 $4,120,404
                                                          ========== ==========

8. NOTES PAYABLE AND DEBT

   The Company has an available line of credit of $1,500,000. Drawings under the line of credit bear interest at a rate equivalent to a 30-day commercial paper plus 2.75%. There were no amounts outstanding under the line of credit at December 31, 2001 and 2000.

   Long-term debt consists of the following:

                                                                December 31
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   4-year, 5.9% automobile loan............................. $ 12,887  $ 16,635
   Obligations under capital leases.........................   67,739    50,022
                                                             --------  --------
     Total..................................................   80,626    66,657
   Less current portion.....................................  (25,120)  (17,397)
                                                             --------  --------
                                                             $ 55,506  $ 49,260
                                                             ========  ========

   Long-term debt of $55,506 and $49,260 is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2001 and 2000, respectively. Long-

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES term debt at December 31, 2001 is due as follows: 2002--$25,120; 2003--$36,867;
2004--$15,045; 2005--$2,601 and thereafter--$993.

   In 1999, a subsidiary financed the purchase of a motor vehicle with a term loan that expires in 2003. Additionally, in 2000 the Company's Japanese subsidiary entered into capital leases for automotive and other equipment with an initial term of 36 to 60 months. The present value of the minimum lease payments due under the lease agreements is included in Long-term debt.

9. RELATED PARTY TRANSACTIONS

   Related Party Lease--The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), a 29.7% shareholder. Pursuant to the terms of the lease agreement, which expires in 2006, the Company has a five-year renewal option. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $391,000 in 2001, $355,000 in 2000, and $358,000 in 1999.

   Related Party Loans--On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans outstanding are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. See Note 2 of Notes to Consolidated Financial Statements above.

   Related Party Consulting Services--The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company's financial advisor in connection with the Company's acquisition in January, 2002 of SpatialMetrix, Inc. ("SMX"). Stephen R. Cole, one of the Company's directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $440,000 by early 2002 for its services in the SMX acquisition.

10. INCOME TAXES

   (Loss) income before taxes consisted of the following:

                                               Years ended December 31
                                         -------------------------------------
                                            2001         2000         1999
                                         -----------  -----------  -----------
   Domestic............................. $(2,229,358) $ 1,814,032  $(2,508,948)
   Foreign..............................    (276,868)  (1,349,834)  (6,007,338)
                                         -----------  -----------  -----------
   (Loss) income before income taxes.... $(2,506,226) $   464,198  $(8,516,286)
                                         ===========  ===========  ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The components of the income tax expense (benefit) for income taxes are as follows:

                                                  Years ended December 31
                                              ---------------------------------
                                                2001       2000        1999
                                              ---------  ---------  -----------
   Current:
     Federal................................. $(460,984) $ 503,000  $  (357,453)
     State...................................       --      48,820      (55,333)
                                              ---------  ---------  -----------
                                               (460,984)   551,820     (412,786)
                                              ---------  ---------  -----------
   Deferred:
     Federal.................................   731,704   (115,891)    (585,932)
     State...................................    71,018    (11,248)      10,174
     Foreign.................................       --         --      (132,920)
                                              ---------  ---------  -----------
                                                802,722   (127,139)    (708,678)
                                              ---------  ---------  -----------
                                              $ 341,738  $ 424,681  $(1,121,464)
                                              =========  =========  ===========

   Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 differ from the amount computed by applying the federal statutory corporate rate to (loss) income before income taxes. The differences are reconciled as follows:

                                               Years ended December 31
                                           ----------------------------------
                                              2001       2000        1999
                                           ----------  ---------  -----------
Tax (benefit) expense at statutory rate... $ (775,605) $ 157,827  $(2,895,537)
State income taxes, net of federal
 benefit..................................    (73,568)    55,155     (109,543)
Nontaxable interest income................        --         --      (141,180)
Foreign tax rate difference...............    194,430     28,551     (986,167)
Research and development credit...........   (159,160)  (134,638)    (171,059)
Nondeductible items.......................     33,356     36,684       42,530
Change in deferred tax asset valuation
 allowance................................  1,092,132    430,392    3,028,662
Other.....................................     30,153   (149,290)     110,830
                                           ----------  ---------  -----------
Total income tax expense (benefit)........ $  341,738  $ 424,681  $(1,121,464)
                                           ==========  =========  ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   The components of the Company's net deferred income tax asset are as follows:

                                                           December 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
Net deferred income tax asset--Current
  Product design costs............................... $   (41,880) $  (113,519)
  Tax credits........................................     382,315       36,839
  Other..............................................     240,408      280,496
  Valuation allowance................................    (504,425)         --
                                                      -----------  -----------
    Net deferred income tax asset--Current........... $    76,418  $   203,816
                                                      ===========  ===========
Net deferred income tax asset--Non-current
  Depreciation....................................... $   411,803  $   291,145
  Employee stock options.............................     183,348      183,986
  Unearned service revenue...........................     169,362      200,193
  Intangible assets..................................   3,227,871    3,131,325
  Carryforwards......................................   3,087,378    3,360,729
  Valuation allowance................................  (7,079,762)  (6,492,054)
                                                      -----------  -----------
    Net deferred income tax asset--Non current....... $       --   $   675,324
                                                      ===========  ===========

   At December 31, 2001, the Company's domestic entities had deferred income tax assets in the amount of $1,345,356. For financial reporting purposes a valuation allowance of $1,268,938 was set up during the year to appropriately reflect the portion of the deferred tax asset that is more likely than not to be realized.

   At December 31, 2001, the Company's foreign subsidiaries had deferred income tax assets relating to net operating loss carry-forwards, which do not expire, and intangible assets of $3,087,378 and $3,227,871, respectively. For financial reporting purposes, a valuation allowance of $6,315,249 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets.

11. COMMITMENTS AND CONTINGENCIES

   Leases--The following is a schedule of future minimum lease payments required under non-cancelable operating leases, including leases with related parties (see Note 8), in effect at December 31, 2001:

   Year Ending December 31                                             Amount
   -----------------------                                           ----------
   2002............................................................. $1,110,636
   2003.............................................................    929,274
   2004.............................................................    607,222
   2005.............................................................    381,176
   2006 and thereafter..............................................     95,756
                                                                     ----------
   Total future minimum lease payments.............................. $3,124,064
                                                                     ==========

   Rent expense for 2001, 2000, and 1999 was approximately $1,101,000, $1,120,000, and $973,000, respectively.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Litigation--The Company is not involved in any pending legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

12. STOCK OPTION PLANS

   The Company has three stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1993 Stock Option Plan ("1993 Plan") and the 1997 Employee Stock Option Plan ("1997 Plan") provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors. Additionally, in connection with its initial public offering in 1997, the Company issued warrants to purchase 100,000 shares of its Common Stock at $13.20 per share. Such warrants expire in 2002.

   The Company is authorized to grant options for up to 1,000,000 shares of Common Stock under the 1993 Plan, of which 295,997 and 123,372 options have been granted at exercise prices of $.36 and $3.60, respectively. These options vest over primarily 3 and 4-year periods. The Company is authorized to grant options for up to 1,400,000 shares of Common Stock under the 1997 Plan, of which 916,219 options have been granted at exercise prices between $1.50 and $12.00 (for those meant to qualify for treatment as incentive stock options). These options vest over a three-year period. The Company is authorized to grant up to 250,000 shares of Common Stock under the 1997 Non-employee Director Plan. Each non-employee director is granted 3,000 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three-year period. Additionally in 1997, certain non-employee directors were granted options to purchase 160,000 of Common Stock in consideration for their prior service on the Board of Directors. These options vested upon grant at an exercise price of $12.

   The Company's 1997 Non-Employee Directors' Fee Plan, under which the Company is authorized to issue up to 250,000 shares of Common Stock, permits non-employee directors to elect to receive directors' fees in the form of Common Stock rather than cash. Common Stock issued in lieu of cash directors' fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the Common Stock for the five trading days immediately preceding the last business day of the quarter.

   In the fourth quarter of 2001, the Company cancelled approximately 548,000 "out of the money" options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 91,000 options granted in 2001, under the 1997 Plan, were subjected to variable accounting treatment. Under FIN No. 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

Company's common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period.

   Compensation costs charged to operations associated with the Company's stock option plans was $123,404 and $168,912, in 2000, and 1999, respectively. There was no charge to operations in 2001 in connection with these plans. Compensation cost was based on the difference between the value of the stock, at date of grant, and its exercise price multiplied by the number of shares vested in each year.

   A summary of stock option activity and weighted average exercise prices follows:

                                           Years Ended December 31,
                          --------------------------------------------------------------
                                 2001                 2000                 1999
                          -------------------- -------------------- --------------------
                                     Weighted-            Weighted-            Weighted-
                                      Average              Average              Average
                                     Exercise             Exercise             Exercise
                           Options     Price    Options     Price    Options     Price
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  1,291,315   $ 8.61   1,140,686   $ 9.79   1,194,165   $ 9.73
  Granted...............    334,000     1.77     260,050     2.70      66,000     4.76
  Cancelled.............   (548,074)   12.45         --                   --
  Forfeited.............   (123,197)    7.60    (108,249)    6.63    (108,106)    7.76
  Exercised.............     (4,546)    0.36      (1,172)    3.60     (11,373)    2.60
                          ---------            ---------            ---------
Outstanding at end of
 year...................    949,498     4.19   1,291,315     8.61   1,140,686     9.79
                          =========            =========            =========
Outstanding exercisable
 at year-end............    474,464   $ 6.32     881,640   $10.23     659,275   $10.49
Weighted-average fair
 value of options
 granted during the
 year...................      $1.00                $1.63                $3.75

   A summary of stock options outstanding and exercisable as of December 31, 2001 follows:

                                                Weighted-Average
                                  Options          Remaining           Options
   Exercise Price               Outstanding Contractual Life (Years) Exercisable
   --------------               ----------- ------------------------ -----------
   $ 0.36......................    23,312             3.97              23,312
   $ 1.50......................   265,700             9.84                   0
   $ 2.56-2.94.................   256,100             8.43              65,934
   $ 3.13-3.75.................   226,715             6.63             213,881
   $ 4.13-5.12.................    18,000             7.39              11,666
   $10.34-12.00................    59,671             6.01              59,671
   $13.20......................   100,000             0.71             100,000
                                  -------                              -------
                                  949,498                              474,464
                                  =======                              =======

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

   Remaining non-exercisable options as of December 31, 2001 become exercisable as follows:

   Years Ending December 31                                            Amount
   ------------------------                                            -------
   2002............................................................... 185,101
   2003............................................................... 179,433
   2004............................................................... 110,500
                                                                       -------
                                                                       475,034
                                                                       =======

   Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                               Years Ended December 31,
                                           -----------------------------------
                                              2001        2000        1999
                                           -----------  ---------  -----------
   Net (loss) income
     As reported.......................... $(2,847,964) $  39,517  $(7,394,822)
     Pro forma............................  (3,173,944)  (943,306)  (8,531,554)
   (Loss) income per share--Basic
     As reported.......................... $     (0.26) $     --   $     (0.67)
     Pro forma............................       (0.29)     (0.09)       (0.77)
   (Loss) income per share--Diluted
     As reported.......................... $     (0.26) $     --   $     (0.67)
     Pro forma............................       (0.29)     (0.09)       (0.77)

   The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

                                                Years Ended December 31,
                                        ----------------------------------------
                                             2001           2000         1999
                                        -------------- -------------- ----------
   Risk-free interest rate............. 3.60% to 6.72% 4.44% to 6.72%      5.50%
   Expected dividend yield.............             0%             0%         0%
   Expected option life................     1-10 years     3-10 years 3-10 years
   Stock price volatility..............         62.50%         65.30%    105.21%

   The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net (loss) income and income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE

   A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                            Years Ended December 31,
                         --------------------------------------------------------------
                                 2001                 2000                 1999
                         -------------------- -------------------- --------------------
                                    Per-Share            Per-Share            Per-Share
                           Shares    Amount     Shares    Amount     Shares    Amount
                         ---------- --------- ---------- --------- ---------- ---------
Basic EPS............... 11,032,449  $(0.26)  11,021,606   $0.00   11,015,140  $(0.67)
Effect of Dilutive
 Securities:
  Stock Options.........                          72,538
                         ----------           ----------           ----------
Diluted EPS............. 11,032,449  $(0.26)  11,094,144   $0.00   11,015,140  $(0.67)
                         ==========           ==========           ==========

14. EMPLOYEE RETIREMENT BENEFITS PLAN

   The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 6% of compensation. Costs charged to operations in connection with the Plan during 2001 and 2000 aggregated $83,400 and $35,000, respectively. The Company made no contributions to the Plan prior to 2000.

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

   The following table presents information about the Company by geographic area:

                                                     December 31,
                         --------------------------------------------------------------------
                                  2001                   2000                   1999
                         ---------------------- ---------------------- ----------------------
                                     Long-lived             Long-lived             Long-lived
                            Sales      Assets      Sales      Assets      Sales      Assets
                         ----------- ---------- ----------- ---------- ----------- ----------
United States........... $13,755,991 $2,058,163 $19,997,884 $2,326,790 $17,687,875 $2,522,654
Germany.................   6,936,796  1,944,642   8,557,809  3,385,662   6,321,760  5,083,420
France..................   3,128,551      6,842   2,927,787      9,136   1,716,031     41,145
United Kingdom..........   2,973,442              2,603,297              2,568,020
Other Foreign...........   8,318,816    169,843   6,366,136    136,031   4,812,054
                         ----------- ---------- ----------- ---------- ----------- ----------
                         $35,113,596 $4,179,490 $40,452,913 $5,857,619 $33,105,740 $7,647,219
                         =========== ========== =========== ========== =========== ==========

   The geographical sales information presented above represents sales to customers located in each respective country whereas the long-lived assets information represents assets held in the respective countries.

16. SUBSEQUENT EVENT

   On January 16, 2002, the Company acquired SpatialMetrix Corporation ("SMX") in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The transaction will be recorded utilizing the purchase method of accounting in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SMX Corp. is a leading manufacturer and supplier of laser trackers and targets, metrology software, and contract inspection services.

   In April 2001, the Company provided $1.5 million in financing to SMX by entering into a Participation Agreement with SMX's bank pursuant to which the Company funded and simultaneously acquired a $1.5 million interest in SMX's then outstanding $3.8 million bank line of credit. In October 2001, the Company and SMX entered into an additional agreement pursuant to which the Company would provide to SMX up to an additional $1.5 million in financing. The Company and SMX's bank amended the Participation Agreement so that such additional financing to SMX also would be made through participation in SMX's bank line of credit. Consequently, SMX's bank line of credit could increase to a maximum of $5.3 million, of which FARO would own up to $3.0 million. Prior to closing, the Company had provided $2.9 million of aggregate financing to SMX pursuant to the Participation Agreement.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                             March 31,    June 30,    September 30,  December
   Quarter Ended               2001         2001          2001       31, 2001
   -------------            -----------  -----------  ------------- -----------
   Sales................... $ 8,405,530  $ 8,265,131   $8,416,886   $10,026,049
   Gross profit............   4,966,003    4,801,330    5,300,500     5,741,680
   Net income (loss).......  (1,127,255)  (1,583,284)    (699,035)      561,610
   Net income (loss) per
    share:
     Basic.................       (0.10)       (0.14)       (0.06)         0.05
     Diluted...............       (0.10)       (0.14)       (0.06)         0.05

                             March 31,    June 30,   September 30,  December
   Quarter Ended                2000        2000         2000       31, 2000
   -------------             ----------  ----------- ------------- -----------
   Sales.................... $9,849,767  $10,923,279  $8,810,972   $10,868,895
   Gross profit.............  5,909,407    6,926,735   5,614,077     7,254,066
   Net income (loss)........   (417,570)     591,398    (360,387)      226,076
   Net income (loss) per
    share:
     Basic..................      (0.04)        0.05       (0.03)         0.02
     Diluted................      (0.04)        0.05       (0.03)         0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   The information contained in the Company's current report on Form 8-K dated August 21, 2000 is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

   The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption Report by the "Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Security ownership of certain beneficial owners and management to be set forth under the caption "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information to be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents Filed as Part of this Report. The following documents are filed as part of this Report:

     (1) Financial Statements. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Ernst & Young LLP, Independent Certified Public Accountants, filed as part of this Form 10-K. Additionally, included as Exhibit 99.2 are the unaudited financial statements of SpatialMetrix Corporation ("SMX") for each of the two years in the period ended December 31, 2001 and unaudited pro forma financial information pertaining to the acquisition of SMX.

     (2) Financial Statement Schedules. Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   (3) Exhibits.

 Exhibit No.                             Description
 -----------                             -----------
     2.1     Agreement and Plan of Merger dated September 14, 2001, as amended, between the Registrant and Spatialmetrix Corporation (Filed as
             Exhibit 2.1 to Registrant's Current Report on Form 8-K dated
             January 16, 2002 and incorporated herein by reference)

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

    10.5 Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger to FARO Medical Technologies (U.S.), Inc.) and
             Xenon Research, Inc. (Filed as Exhibit 10.7 to Registrant's
             Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

    10.6     Nonexclusive Unique Application Reseller Agreement, dated
             September 9, 1996, between the Registrant and Autodesk, Inc.
             (Filed as Exhibit 10.9 to Registrant's Registration Statement on
             Form S-1, No. 333-32983, and incorporated herein by reference)

    10.7     Form of Patent and Confidentiality Agreement between the
             Registrant and each of its employees (Filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

    10.8     Nonexclusive Unique Application Reseller Agreement, dated as of
             March 1, 1998, between the Registrant and Autodesk, Inc. (Filed as
             Exhibit 10.11 to Registrant's Form 10-K for calendar year 1997,
             No. 0-23081, and incorporated herein by reference)

    10.9 First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant (as successor by merger to FARO Medical
             Technologies (US), Inc.) and Xenon Research, Inc., (Filed as
             Exhibit 10.12 to Registrant's Form 10-K for calendar year 1997,
             No. 0-23081 and incorporated herein by reference)

    10.10    FARO OEM Purchase Agreement, dated March 12, 1999 between the
             Company and Brown & Sharpe Manufacturing Company. (Filed as
             Exhibit 10.13 to Registrant's Form 10-K for calendar year 1998,
             No. 0-23081 and incorporated herein by reference)

 Exhibit No.                             Description
 -----------                             -----------
    10.11    OEM Contract (1) year extension, signed March 1, 2001 between the
             Registrant and Brown & Sharpe Manufacturing Company. (Filed as
             Exhibit 10.15 to Registrant's Form 10-K for calendar year 2000,
             No. 000-23081 and incorporated herein by reference)

    10.12    WCMA Line of Credit No. 740-07K27 dated May 10, 2001 between the
             Registrant and Merrill Lynch Business Financial Services, Inc.
             (Filed herewith)

    21.1     List of Subsidiaries (Filed herewith)

    23.1     Consent of Ernst & Young LLP (Filed herewith)

    23.2     Consent of Deloitte & Touche LLP (Filed herewith)

    24.1     Power of Attorney (Included on Page 46 of this Report)

    99.1     Properties (Filed herewith)

    99.2 Unaudited Financial Statements of SpatialMetrix Corporation for the two years in the period ended December, 31, 2001 and unaudited pro forma financial information pertaining to the acquisition of SMX (Filed herewith)

   (b) Reports on Form 8-K

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

Date: March 27, 2002

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

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Simon Raab               Chairman of the Board,       March 27, 2002
______________________________________  President, Chief
              Simon Raab                Executive Officer
                                        (Principal Executive
                                        Officer), and Director

      /s/ Gregory A. Fraser            Executive Vice President,    March 27, 2002
______________________________________  Secretary, Treasurer, and
          Gregory A. Fraser             Director

       /s/ Hubert d'Amours             Director                     March 27, 2002
______________________________________
           Hubert d'Amours

       /s/ Stephen R. Cole             Director                     March 27, 2002
______________________________________
           Stephen R. Cole

     /s/ Norman H. Schipper            Director                     March 27, 2002
______________________________________
          Norman H. Schipper

        /s/ Andre Julien               Director                     March 27, 2002
______________________________________
             Andre Julien