Form 10-Q
period 2002-03-31
FARO TECHNOLOGIES INC
filed 2002-05-15
CIK 917491

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

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

Class: Voting Common Stock, $.001 Par Value Outstanding at May 10, 2002:
11,900,752

FARO Technologies, Inc.
Index to Form 10-Q

PART I.                     FINANCIAL INFORMATION                                              Page
                                                                                              Number
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2002 and
                  December 31, 2001                                                           3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2002, and 2001                                       4

                  Condensed Consolidated Statements of Shareholders' Equity                   5

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2002 and 2001                                        6

                  Notes to Condensed Consolidated Financial Statements                        7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 18

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                          18

         Item 6.  Exhibits and Reports on Form 8-K                                           18

         SIGNATURES                                                                          18

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                         2002           2001
                                                                     ------------   ------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $  4,476,568    $ 7,238,564
  Short term investments (Note C)                                       4,118,528      4,744,559
  Accounts receivable, net of allowance                                 9,033,492      9,385,568
  Income taxes refundable                                                 474,235        545,118
  Inventories, net (Note D)                                             7,915,211      5,575,793
  Prepaid expenses and other current assets                             1,097,611      1,851,003
  Deferred income taxes                                                    76,418         76,418
                                                                     ------------   ------------
      Total current assets                                             27,192,063     29,417,023
                                                                     ------------   ------------

PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment                                               4,301,418      4,038,582
  Furniture and fixtures                                                1,326,157      1,313,809
  Leasehold improvements                                                  280,931        139,555
                                                                     ------------   ------------
      Total                                                             5,908,506      5,491,946
Less accumulated depreciation and amortization                         (4,173,202)    (3,945,247)
                                                                     ------------   ------------
      Property and equipment, net                                       1,735,304      1,546,699
                                                                     ------------   ------------

INTANGIBLE ASSETS - net                                                11,606,692      2,632,791

INVESTMENTS (Note C)                                                      508,982      2,129,679

NOTES RECEIVABLE (Note E)                                               1,053,420      3,927,932
                                                                     ------------   ------------
TOTAL ASSETS                                                         $ 42,096,461   $ 39,654,124
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                  $     22,080   $     25,120
  Accounts payable                                                      4,416,221      2,937,271
  Accrued liabilities                                                   2,676,540      3,064,463
  Current portion of unearned service revenues                          1,546,593        855,120
  Customer deposits                                                       977,756        231,845
                                                                     ------------   ------------
      Total current liabilities                                         9,639,190      7,113,819

OTHER LONG-TERM LIABILITIES                                               140,651        203,844
                                                                     ------------   ------------
      Total liabilities                                              $  9,779,841   $  7,317,663
                                                                     ------------   ------------

SHAREHOLDERS' EQUITY:
  Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
  Common stock - par value $.001, 50,000,000 shares
    authorized, 11,925,252 and 11,075,252 issued;
    11,885,252 and 11,035,252 outstanding, respectively              $     11,925   $     11,075
  Additional paid-in capital                                           49,517,997     47,704,087
  Unearned compensation                                                   (82,863)      (109,000)
  Accumulated deficit                                                 (13,768,861)   (12,116,098)
  Other comprehenvive loss                                             (3,210,953)    (3,002,978)
  Common stock in treasury, at cost - 40,000 shares                      (150,625)      (150,625)
                                                                     ------------   ------------
      Total shareholders' equity                                       32,316,620     32,336,461
                                                                     ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 42,096,461   $ 39,654,124
                                                                     ============   ============

         See accompanying notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                             ----------------------------------
                                                 2002                  2001
                                             ------------         -------------
SALES                                        $  8,589,611         $   8,405,530
COST OF SALES                                   3,828,633             3,439,527
                                             ------------         -------------

Gross profit                                    4,760,978             4,966,003

OPERATING EXPENSES
      Selling                                   3,226,923             3,429,125
      General and administrative                1,557,681             1,383,121
      Depreciation and amortization               661,359               666,937
      Research and development                  1,222,806               921,051
      Employee stock options                       13,397                     -
                                             ------------         -------------

      Total operating expenses                  6,682,166             6,400,234
                                             ------------         -------------

LOSS FROM OPERATIONS                           (1,921,188)           (1,434,231)
OTHER INCOME (EXPENSES)
      Interest income                             205,728               236,043
      Other income, net                           103,614                86,070
      Interest expense                             (1,116)                 (354)
                                             ------------         -------------

LOSS BEFORE INCOME TAXES                       (1,612,962)           (1,112,472)
INCOME TAX EXPENSE                                 39,801                14,783
                                             ------------         -------------

NET LOSS                                     $ (1,652,763)        $  (1,127,255)
                                             ============         =============

NET LOSS PER SHARE - BASIC                         ($0.14)        $       (0.10)
                                             ============         =============

NET LOSS PER SHARE - DILUTED                       ($0.14)        $       (0.10)
                                             ============         =============

         See accompanying notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                        Common Stock            Additonal
                                  -------------------------      Paid-in          Unearned
                                    Shares         Amounts       Capital         Compensation
                                  ----------     ----------    ------------      ------------
BALANCE,
JANUARY 1, 2001                   11,065,225     $   11,066    $ 47,570,059       $         -

      Net loss

      Currency
      translation

      Comprehensive loss

      Options granted
      subject to variable
      Accounting                                                    109,000          (109,000)

      Issuance of
      common stock                    10,027              9          25,028
                                  ----------     ----------    ------------       -----------
BALANCE,
DECEMBER 31, 2001                 11,075,252     $   11,075    $ 47,704,087       $  (109,000)

      Net loss

      Currency
      translation

      Comprehensive loss

      Amortization of
      Unearned
      Compensation                                                  (12,740)           26,137

      Issuance of
      common stock in
      connection with
      the acquisition of
      SMX                            850,000            850       1,826,650
                                  ----------     ----------    ------------       -----------
BALANCE,
MARCH 31, 2002                    11,925,252     $   11,925    $ 49,517,997       $   (82,863)
                                  ==========     ==========    ============       ===========

                                                Accumulated
                                                  Other            Common
                               Accumulated     Comprehensive     Stock in
                                 Deficit       Income (Loss)     Treasury          Total
                                               -------------   -------------   -------------
BALANCE,
JANUARY 1, 2001              $  (9,268,134)    $  (2,206,913)  $    (150,625)   $ 35,955,453

      Net loss                  (2,847,964)                                       (2,847,964)

      Currency
      translation                                   (796,065)                       (796,065)
                                                                                ------------
      Comprehensive loss                                                          (3,644,029)

      Options granted
      subject to variable
      accounting                                                                           -

      Issuance of
      common stock                                                                    25,037
                             -------------    --------------   -------------    ------------

BALANCE,
DECEMBER 31, 2001            $ (12,116,098)    $  (3,002,978)  $    (150,625)   $ 32,336,461

      Net loss                  (1,652,763)                                       (1,652,763)

      Currency
      translation                                   (207,975)                       (207,975)
                                                                                ------------
      Comprehensive loss                                                          (1,860,738)

      Amortization of
      Unearned
      Compensation                                                                    13,397

      Issuance of
      common stock in
      connection with
      the acquisition of
      SMX                                                                          1,827,500
                             -------------    --------------   -------------    ------------
BALANCE,
MARCH 31, 2002 (unaudited)   $ (13,768,861)    $  (3,210,953)  $    (150,625)   $ 32,316,620
                             =============    ==============   =============    ============

          See accompanying notes to consolidated financial statements.

                     FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                ------------------------------------
                                                                                     2002                  2001
                                                                                ---------------       --------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net loss                                                                      $    (1,652,763)      $   (1,127,255)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                                       661,359              666,937
    Bad debt expense                                                                    230,819               15,000
    Provision for inventory losses                                                      118,721               30,000
    Provision for deferred income taxes                                                       -                1,825
    Employee stock options                                                               13,397                    -
  Change in operating assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                             2,086,718            1,025,655
      Income taxes refundable                                                           (29,117)                   -
      Inventories                                                                      (958,785)            (455,166)
      Prepaid expenses and other assets                                                 422,822              (97,222)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                                       (2,491,104)             (45,907)
      Income taxes payable                                                                    -             (614,727)
      Unearned service revenues                                                          (3,856)             160,408
      Customer deposits                                                                 (45,926)              28,658
                                                                                ---------------       --------------

        Net cash used in operating activities                                        (1,647,715)            (411,794)
                                                                                ---------------       --------------

INVESTING ACTIVITIES:
  Acquisition of SMX                                                                 (3,028,615)                   -
  Purchases of investments                                                                    -           (1,633,879)
  Proceeds from investments                                                           2,246,729            1,000,000
  Purchases of property and equipment                                                  (162,214)            (200,465)
  Payments for intangible assets                                                       (218,469)            (138,891)
                                                                                ---------------       --------------

        Net cash used in investing activities                                        (1,162,569)            (973,235)
                                                                                ---------------       --------------

FINANCING ACTIVITIES:
  Payments of long-term debt, Capital lease obligations
      and notes payable                                                                  (8,369)             (15,158)
  Proceeds from issuance of common stock, net                                                 -               23,400
                                                                                ---------------       --------------

        Net cash provided by (used in) financing activities                              (8,369)               8,242
                                                                                ---------------       --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  56,657             (189,219)
                                                                                ---------------       --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,761,996)          (1,566,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        7,238,564            8,029,318
                                                                                ---------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     4,476,568       $    6,463,312
                                                                                ===============       ==============

         See accompanying notes to consolidated financial statements.

                   FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended March 31, 2002 and 2001

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


NOTE B - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 included in the Company's 2001 Annual Report to Stockholders.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002. The adoption of SFAS No. 142 resulted in a reduction of amortization expense of approximately $110,000 per quarter.

     In January 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e. gains and losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income. Accounting for such instruments is referred to as "special hedge accounting." However, SFAS 133 eliminates special hedge accounting if the derivative instrument does not meet certain criteria.

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

     The FASB recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, (Opinion) Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (previously defined in that Opinion). Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of Statement 144 did not have a material impact on the Company.

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

     Investments - Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed for operations.

Investments consist of the following:

                                          March 31          December 31
                                            2002                2001
                                        ------------        -----------
 Government agency securities              $ 508,982        $ 2,032,679
 Certificates of deposit                           -             97,000
                                        ------------        -----------
                                           $ 508,982        $ 2,129,679
                                        ============        ===========

     Supplemental Cash Flow Information - Selected cash payments and non cash activities were as follows:

                                          Three months ended March 31
                                        -------------------------------
                                            2002                2001
                                        ------------        -----------
Cash paid for interest                   $     1,116        $       354
Non-cash investing activities:
 Issuance of common stock in
 connection with acquisition of SMX      $ 1,827,500                  -

NOTE D - INVENTORIES

     Inventories consist of the following:

                                          March 31          December 31
                                            2002                2001
                                        ------------        -----------
 Raw materials                          $    924,690        $   496,298
 Work-in-process                           3,323,197          1,875,912
 Finished goods                              436,355            341,348
 Sales demonstration                       3,230,969          2,862,235
                                        ------------        -----------
                                        $  7,915,211        $ 5,575,793
                                        ============        ===========

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

NOTE F - ACQUISITION OF SMX

     On January 16, 2002, the Company acquired SpatialMetriX Corporation ("SMX") in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The transaction was recorded utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SMX is a leading manufacturer and supplier of laser trackers and targets, metrology software, and contract inspection services.

     The operating results of SMX have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 are presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

                                                Three months ended March 31
                                              -------------------------------

                                                  2002               2001
                                              -------------      ------------

         Revenues                              $  8,717,315      $ 11,715,855

         Net loss                              $ (2,276,362)     $ (1,467,614)

         Loss per share:

                  Basic                        $      (0.19)     $      (0.12)

                  Diluted                      $      (0.19)     $      (0.12)


NOTE G - EARNINGS PER SHARE

     A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                    Three months ended March 31,
                                        ------------------------------------------------------

                                                  2001                          2002
                                        ------------------------      ------------------------
                                                       Per-Share                     Per-Share
                                          Shares         Amount         Shares         Amount
                                        ----------     ---------      ----------     ---------
Basic EPS                               11,744,252     $  (0.14)      11,030,706     $   (.10)

Effect of dilutive securities                    -                             -
                                        ----------                    ----------

Diluted EPS                             11,744,252     $  (0.14)      11,030,706     $   (.10)
                                        ==========                    ==========

NOTE H - SEGMENT GEOGRAPHIC DATA

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

     The following table presents information about the Company by geographic area:

                                              Three months ended March 31,
                                          ------------------------------------
                                               2002                   2001
                                               ----                   ----
SALES:
  United States                           $  3,870,204           $   3,437,678
  Germany                                    1,729,826               1,492,030
  United Kingdom                               726,378                 625,587
  France                                       440,773                 939,781
  Other foreign                              1,822,430               1,910,454
                                          ------------           -------------
         Total                            $  8,589,611           $   8,405,530
                                          ============           =============


                                             March 31,            December 31,
                                               2002                   2001
                                               ----                   ----
LONG-LIVED ASSETS (NET):
  United States                           $ 11,359,060           $   2,058,163
  Germany                                    1,782,333               1,944,642
  Other foreign                                200,603                 176,685
                                          ------------           -------------
         Total                            $ 13,341,996           $   4,179,490
                                          ============           =============

The geographical information presented above represents sales to the respective countries, whereas the long-lived assets are held in the respective countries.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     During 2001 and 2002, the Company's sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe to a lesser extent. We expect that the current economic slowdown will continue to adversely affect U. S. sales and the Company's growth rate in other geographic markets during the first half of 2002. Accordingly, the Company adopted a cost reduction plan during the third quarter of 2001. This plan included reducing discretionary spending, canceling certain non-strategic product development and marketing projects, and a reduction of approximately 15% of the company's workforce, or about 30 people, primarily in administration, research and development, and manufacturing.

     The consolidated financial statements include the accounts of FARO Technologies, Inc. and all majority-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive loss in the equity section.

Acquisition of SMX

     On January 16, 2002, the Company acquired SpatialMetriX Corporation ("SMX") in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX between April 1, 2001 and the completion of the acquisition. The acquisition was recorded utilizing the purchasing method of accounting. The Company estimates that SMX has 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company expects to sell at competitive prices compared to the previous generation SMX tracker, and competitor's current products. SMX's previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The operations of SMX are expected to contribute favorably to the Company's revenue growth and results of operations once the new generation tracker begins to ship. The Company expects to start shipping new generation tracker in the second quarter of 2002. Until then, the operations of SMX are expected to result in revenues of approximately $1.0 million per quarter resulting from the sale of parts, comprehensive support, and technology consulting services and in additional operating expenses in the amount of approximately $1.5 million per quarter.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Sales. Sales increased by $184,000 or 2.2%, from $8.4 million for the three months ended March 31, 2001 to $8.6 million for three months ended March 31, 2002. The increase primarily resulted from the sales of parts and service by SMX in 2002 ($829,000) and higher sales in Japan ($170,000); offset in part by reduction in sales in Europe ($655,000) and the U.S. ($160,000).

     Gross profit. Gross profit decreased by $205,000 or 4.1%, from $5.0 million for the three months ended March 31, 2001 to $4.8 million for the three months ended March 31, 2002. Gross margin decreased to 55.4% for the three months ended March 31, 2002 from 59.1% for the three months ended March 31, 2001. The decrease in gross margin was primarily a result of downward pressure on unit prices in the U.S. and Europe in 2002 and the low-margin parts and service sales of the SMX unit acquired in January 2002 (see Acquisition of SMX above). Excluding the effect of SMX, gross margin was 57.8% for the three months ended March 31, 2002.

     Selling expenses. Selling expenses decreased by $202,000 or 5.9%, from $3.4 million for the three months ended March 31, 2001 to $3.2 million for the three months ended March 31, 2002. This decrease was primarily a result of lower expenses in the U.S. ($514,000 - resulting from cost reduction measures implemented in the second half of 2001 and lower commissions on lower U.S. sales in 2002) and Europe ($212,000 - resulting from decrease in headcount and sales commissions); offset in part by selling expenses of SMX in 2002 ($444,000) and higher expenses in Japan ($80,000).

     General and administrative expenses. General and administrative expenses increased by $175,000 or 12.5%, to $1.6 million for the three months ended March 31, 2002. The increase was due to administrative expenses of SMX in 2002 ($119,000) and higher expenses in Europe principally in connection with upgrading of the accounting systems.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased slightly from $667,000 for the three months ended March 31, 2001 to $661,000 for the three months ended March 31, 2002 due to the effect (approximately $110,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and a reduction in depreciation resulting from assets becoming fully depreciated in late 2001; offset in part by depreciation and amortization expenses of SMX in 2002 ($135,000).

     Research and development expenses. Research and development expenses increased by $302,000, or 32.8%, from $921,000 for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002 principally as a result of research and development expenses of SMX in 2002 ($564,000); offset in part by lower research and development expenses in the U.S. ($122,000) and Europe ($140,000).

     Interest income. Interest income decreased by $30,000, or 12.7%, from $236,000 for the three months ended March 31, 2001, to $206,000 for the three months ended March 31, 2002. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below) in 2002.

     Other Income. Other income increased by $18,000 or 20.9%, from $86,000 for the three months ended March 31, 2001 to $104,000 for the three months ended March 31, 2002 primarily due to foreign currency gains during the current period.

     Net Loss. Net loss increased by $525,000 from $1.1 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002 primarily due to the lower gross profit ($205,000) and increase in operating expenses ($282,000). Excluding the results of operations of SMX, net loss for the three months ended March 31, 2002 was $666,000.

Liquidity and Capital Resources

     Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at March 31, 2002 were $10.7 million, compared to $14.1 million at December 31, 2001.

     For the three months ended March 31, 2002, net cash used in operating activities was $1.6 million compared to $412,000 in 2001. Net cash used in operating activities increased primarily due to the operational loss in 2002. Net cash (excluding short-term investments and investments) used in investing activities for the three months ended March 31, 2002 was $1.2 million, compared to $973,000 in 2001. The decrease in net cash used in investing activities in 2002 was primarily due to cash used in the acquisition of SMX of $3.0 million (see Note F of Notes to Consolidated Financial Statements contained herein); offset in part by proceeds from short-term investments and investments in 2002 of $2.2 million compared to net purchases of short- investments and investments in 2001 of $633,000. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

     On January 16, 2002, in connection with its acquisition of SMX, the Company issued 500,000 shares of FARO common stock and satisfied certain obligations of SMX. Additionally, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders (see Acquisition of SMX above). The Company also assumed and/or settled other obligations of SMX. The operations of SMX are expected to contribute favorably to the Company's liquidity after the new generation tracker has been introduced. The Company expects to start shipping new generation tracker in the second quarter of 2002. Until then, the operations of SMX are expected to result in revenues of approximately $1.0 million per quarter resulting from the sale of parts, comprehensive support, and technology consulting services and in additional operating expenses in the amount of approximately $1.5 million per quarter.

     The Company's principal commitments at March 31, 2002 consisted of leases on its headquarters and regional and sales offices. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs in the foreseeable future.


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

     Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

     The reserve for obsolete and slow-moving inventory was $412,000 and $297,500 at March 31, 2002 and December 31, 2001, respectively. The reserve for obsolete and slow-moving inventory is used to state the Company's inventories at the lower of average cost or net realizable value. Since the amount of inventoriable cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Accordingly, an allowance in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as "slow-moving", inventory with on-hand quantities greater than the amounts sold in the past 12 months or which have been forecasted to sell in the next 12 months, and reserves such an amount adequate to reduce the carrying value to net realizable value. During the three months ended March 31, 2002 and 2001, the provision for obsolete and slow-moving inventory was $119,000 and $115,000, respectively.

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

     The company engaged Cole and Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company's financial advisor in connection with the Company's acquisition in January, 2002 of SMX. Stephen R. Cole, one of the Company's directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $440,000 by early 2002 for its services in the SMX acquisition.

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

Conversion to the Euro

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for the introduction of the Euro ends June 30, 2002. In connection therewith, in January 2002 certain member countries of the European Union adopted the Euro as their national currency. Issues facing the Company as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, amending lease agreements and other contracts, and processing tax and accounting records. The Company has substantially completed addressing these issues and does not expect the adoption of the Euro to have a material effect on the Company's financial condition or results of operations.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)     Exhibits

        None


b.)     Reports on Form 8-K

        On January 31, 2002, the Registrant filed a Current Report on Form 8-K in connection with its acquisition of SpatialMetriX Corporation.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002                 FARO TECHNOLOGIES, INC.
                                   (Registrant)


                                   By:   /s/ Gregory A. Fraser
                                      ---------------------------------

                                   Gregory A. Fraser
                                   Executive Vice President, Secretary and
                                   Treasurer (Duly Authorized Officer and
                                   Principal Financial Officer)