Form 10-Q
period 2002-06-30
FARO TECHNOLOGIES INC
filed 2002-08-14
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3157093 (I.R.S. Employer Identification No.)

125 Technology Park Drive, Lake Mary, Florida (Address of Principal Executive Offices)	32746 (Zip Code)

Registrant’s Telephone Number, including area code: 407-333-9911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class:  Voting Common Stock, $.001 Par Value Outstanding at August 12, 2002: 11,891,726

FARO Technologies, Inc.
Index to Form 10-Q

SIGNATURES	20

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,499,787	$7,238,564
Short term investments (Note C)	3,365,712	4,744,559
Accounts receivable, net of allowance	9,469,603	9,385,568
Income taxes refundable	—	545,118
Inventories, net (Note D)	7,859,225	5,575,793
Prepaid expenses and other current assets	1,271,388	1,851,003
Deferred income taxes	76,418	76,418

Total current assets	25,542,133	29,417,023

PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment	4,931,466	4,038,582
Furniture and fixtures	1,331,136	1,313,809
Leasehold improvements	292,979	139,555

Total	6,555,581	5,491,946
Less accumulated depreciation and amortization	(4,562,794)	(3,945,247)

Property and equipment, net	1,992,787	1,546,699

INTANGIBLE ASSETS – net	11,529,079	2,632,791
INVESTMENTS (Note C)	—	2,129,679
NOTES RECEIVABLE (Note E)	1,173,575	3,927,932

TOTAL ASSETS	$40,237,574	$39,654,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$24,703	$25,120
Accounts payable	3,506,187	2,937,271
Accrued liabilities	2,965,459	3,064,463
Income taxes payable	7,003	—
Current portion of unearned service revenues	1,324,715	855,120
Customer deposits	813,720	231,845

Total current liabilities	8,641,787	7,113,819
OTHER LONG-TERM LIABILITIES	269,289	203,844

Total liabilities	8,911,076	7,317,663
SHAREHOLDERS' EQUITY:
Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
Common stock - par value $.001, 50,000,000 shares authorized, 11,925,252 and 11,075,252 issued; 11,885,252 and 11,035,252 outstanding, respectively	11,925	11,075
Additional paid-in capital	49,430,637	47,704,087
Unearned compensation	(6,878)	(109,000)
Accumulated deficit	(15,774,997)	(12,116,098)
Other comprehenvive loss	(2,183,564)	(3,002,978)
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)

Total shareholders' equity	31,326,498	32,336,461

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,237,574	$39,654,124

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

SALES	$10,116,596	$8,265,131	$18,706,207	$16,670,661
COST OF SALES	5,207,726	3,463,801	9,036,359	6,903,328

Gross profit	4,908,870	4,801,330	9,669,848	9,767,333

OPERATING EXPENSES
Selling	3,415,740	3,764,470	6,642,663	7,193,595
General and administrative	2,169,447	1,518,664	3,727,128	2,901,785
Depreciation and amortization	621,027	657,541	1,282,386	1,324,478
Research and development	1,149,625	790,171	2,372,431	1,711,222
Employee stock options	(11,375)	—	2,022	—

Total operating expenses	7,344,464	6,730,846	14,026,630	13,131,080

LOSS FROM OPERATIONS	(2,435,594)	(1,929,516)	(4,356,782)	(3,363,747)
OTHER INCOME (EXPENSES)
Interest income	35,723	267,975	241,451	504,018
Other income, net	392,915	63,886	496,529	149,956
Interest expense	(1,981)	(412)	(3,097)	(766)

LOSS BEFORE INCOME TAXES	(2,008,937)	(1,598,067)	(3,621,899)	(2,710,539)
INCOME TAX (BENEFIT) EXPENSE	(2,801)	(14,783)	37,000	—

NET LOSS	$(2,006,136)	$(1,583,284)	$(3,658,899)	$(2,710,539)

NET LOSS PER SHARE - BASIC	$(0.17)	$(0.14)	$(0.31)	$(0.25)

NET LOSS PER SHARE - DILUTED	$(0.17)	$(0.14)	$(0.31)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additonal Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive	Common Stock in

	Shares	Amounts	Capital	Compensation	Deficit	Income (Loss)	Treasury	Total

BALANCE JANUARY 1, 2001	11,065,225	$11,066	$47,570,059	$—	$(9,268,134)	$(2,206,913)	$(150,625)	$35,955,453

Net loss					(2,847,964)			(2,847,964)

Currency translation						(796,065)		(796,065)

Comprehensive loss								(3,644,029)

Options granted subject to variable accounting			109,000	(109,000)				—

Issuance of common stock	10,027	9	25,028					25,037

BALANCE DECEMBER 31, 2001	11,075,252	$11,075	$47,704,087	$(109,000)	$(12,116,098)	$(3,002,978)	$(150,625)	$32,336,461

Net loss					(3,658,899)			(3,658,899)

Currency translation						819,414		819,414

Comprehensive loss								(2,839,485)

Amortization of Unearned Compensation			(100,100)	102,122				2,022

Issuance of common stock in connection with the acquisition of SMX	850,000	850	1,826,650					1,827,500

BALANCE, JUNE 30, 2002 (Unaudited)	11,925,252	$11,925	$49,430,637	$(6,878)	$(15,774,997)	$(2,183,564)	$(150,625)	$31,326,498

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net loss	$(3,658,899)	$(2,710,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,282,386	1,324,478
Foreign currency (gains) losses	(120,643)	127,923
Bad debt expense	461,931	110,333
Provision for inventory losses	938,007	190,000
Provision for deferred income taxes	—	(76,362)
Employee stock options	2,022	—
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,947,711	1,745,347
Income taxes refundable	545,118	—
Inventories	(1,537,299)	(117,104)
Prepaid expenses and other assets	280,186	(613,454)
Increase (decrease) in:
Accounts payable and accrued liabilities	(3,164,023)	(1,642,770)
Income taxes payable	7,003	(603,272)
Unearned service revenues	(228,843)	142,610
Customer deposits	(159,212)	21,380

Net cash used in operating activities	(3,404,555)	(2,101,430)

INVESTING ACTIVITIES:
Acquisition of SMX	(3,028,615)	—
Notes receivable	—	(1,525,368)
Proceeds from investments	3,508,526	1,352,428
Purchases of property and equipment	(691,123)	(527,736)
Payments for intangible assets	(325,144)	(313,480)

Net cash used in investing activities	(536,356)	(1,014,156)

FINANCING ACTIVITIES:
Payments of long-term debt, Capital lease obligations and notes payable	(7,189)	(15,394)
Proceeds from issuance of common stock, net	—	23,398

Net cash provided by (used in) financing activities	(7,189)	8,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	209,323	(324,183)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,738,777)	(3,431,765)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,238,564	8,029,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,499,787	$4,597,553

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2002 and 2001

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

            FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

            The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at each balance sheet date, for assets and liabilities, and the weighted average exchange rates during each reporting period, for results of operations. Adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in the equity section.

NOTE B – BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 included in the Company’s 2001 Annual Report to Stockholders.

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets ” (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, “ Intangible Assets ”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002. The adoption of SFAS No. 142 resulted in a reduction of amortization expense of approximately $110,000 per quarter.

            In January 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities , as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e. gains and losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income. Accounting for such instruments is referred to as “special hedge accounting.” However, SFAS 133 eliminates special hedge accounting if the derivative instrument does not meet certain criteria.

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

NOTE C – CASH AND CASH EQUIVALENT AND INVESTMENTS

             Cash and cash equivalents - The Company considers cash on hand and amounts on deposit with financial institutions that have original maturities of three months or less to be cash and cash equivalents.

            All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

             Investments - Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed for operations. Investments consist of Government agency securities ($2,032,679) and certificates of deposit ($97,000) at December 31, 2001. There were no investments held at June 30, 2002.

             Supplemental Cash Flow Information – Selected cash payments and non cash activities were as follows:

	Six months ended June 30

	2002	2001

Cash paid for interest	$2,964	$766
Non-cash investing activities:
Issuance of common stock in connection with acquisition of SMX	$1,827,500	—

NOTE D - INVENTORIES

            Inventories consist of the following:

	June 30 2002	December 31 2001

Raw materials	$1,470,109	$496,298
Work-in-process	2,654,243	1,875,912
Finished goods	910,011	341,348
Sales demonstration	2,824,862	2,862,235

	$7,859,225	$5,575,793

NOTE E – NOTES RECEIVABLE

            In 1998, the Company acquired CATS GmbH for total consideration of $16 million (including direct costs of the acquisition), consisting of $5 million in cash, 916,668 shares of the Company’s Common Stock and the assumption of certain outstanding liabilities of CATS. The acquisition agreement provided that the Company would provide a loan to each of the two former shareholders of CATS to fund their tax liability in connection with the Company’s acquisition of CATS. Such former CATS shareholders remain key employees of the Company.

            The acquisition agreement provided that the Company would provide a loan to each of the two former shareholders of CATS, who remain key employees of the Company, to fund their tax liability in connection with the Company’s acquisition of CATS. In connection therewith, in June 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement and the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million (“the Loans”). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company’s Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

NOTE F - ACQUISITION OF SMX

            On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The transaction was recorded utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” SMX is a leading manufacturer and supplier of laser trackers and targets, and metrology software.

            The operating results of SMX have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 are presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Six months ended June 30

	2002	2001

Revenues	$18,833,911	$23,782,771
Net loss	$(4,184,013)	$(3,256,365)
Loss per share:
Basic	$(0.35)	$(0.27)
Diluted	$(0.35)	$(0.27)

NOTE G - EARNINGS PER SHARE

            A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three months ended June 30,

	2002		2001

	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	11,885,252	$(0.17)	11,030,706	$(0.14)
Effect of dilutive securities	—		—

Diluted EPS	11,885,252	$(0.17)	11,030,706	$(0.14)

	Six months ended June 30,

	2002		2001

	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	11,809,530	$(0.31)	11,027,950	$(0.25)
Effect of dilutive securities	—		—	—

Diluted EPS	11,809,530	$(0.31)	11,027,950	$(0.25)

NOTE H - SEGMENT GEOGRAPHIC DATA

            The Company develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents more than 99% of consolidated sales. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area. The Company has aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the methods used to distribute the Company’s products.

            The following table presents information about the Company by geographic area:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

SALES
United States	$4,691,741	$3,217,021	$8,561,945	$6,654,699
Germany	1,627,194	1,330,723	3,357,020	2,822,752
United Kingdom	786,141	1,143,412	1,512,519	1,768,999
France	595,709	933,090	1,036,482	1,872,871
Other foreign	2,415,811	1,640,885	4,238,241	3,551,340

Total	$10,116,596	$8,265,131	$18,706,207	$16,670,661

	June 30, 2002	December 31, 2001

LONG-LIVED ASSETS (NET):
United States	$11,397,942	$2,058,163
Germany	1,900,301	1,944,642
Other foreign	223,623	176,685

Total	$13,521,866	$4,179,490

The geographical information presented above represents sales to the respective countries, whereas the long-lived assets are held in the respective countries.

PART I.   FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

            Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses such as SpatialMetriX Corporation; (iii) inability of the Company’s products to attain broad market acceptance or increased length of the Company’s sales cycle; (iv) inability of the Company to reduce selling expenses; (v) the impact of competitive product and pricing; (vi) delays in shipping the Company’s new laser trackers as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company’s success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company’s clients; (ix) adverse consequences of exchange rate fluctuations; (x) inability to protect our intellectual property and other proprietary rights; (xi) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xii) the cyclical nature of the industries of the Company’s customers.

Overview

            The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company’s principal products are the Control Station, in the new Laser Tracker and conventional FaroArm formats, and companion software products, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company’s products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. Historically, the Company’s revenue growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices (including offices in international markets) and expanded promotional efforts which include a multilingual web site and Company demo CD.

            During 2001 and 2002, the Company’s sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe. Excluding sales related to the new laser tracker product line (see Acquisition of SMX below), the Company’s sales for the six months ended June 30, 2002 were relatively flat. We expect that the current economic slowdown will continue to adversely affect the Company’s growth rate at least through the end of 2002. During late 2001, the Company adopted a cost reduction plan. This plan included reducing discretionary spending, canceling certain non-strategic product development and marketing projects, and reducing headcount. In 2002, the Company implemented a similar expense reduction program (including some reductions in workforce) in the Company’s newly acquired laser tracker division.

            The consolidated financial statements include the accounts of FARO Technologies, Inc. and all majority-owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive loss in the equity section.

Acquisition of SMX

            On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX between April 1, 2001 and the completion of the acquisition. The acquisition was recorded utilizing the purchasing method of accounting. The Company estimates that SMX has 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company expects to sell at competitive prices compared to the previous generation SMX tracker, and competitor’s current products. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The operations of the new laser tracker product line are expected to contribute favorably to the Company’s revenue growth and results of operations once sales of the new generation tracker become fully stable. The Company sold approximately $1.5 million in laser tracker products and services in the second quarter and expects to gradually ramp up sales of the tracker through the rest of 2002. The Company expects the new laser tracker product line to result in operating expenses in the amount of approximately $1.0 million per quarter though 2002.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

             Sales . Sales increased by $1.9 million or 22.4%, from $8.3 million for the three months ended June 30, 2001 to $10.1 million for three months ended June 30, 2002. The increase primarily resulted from higher sales in the U.S. ($1.5 million, which consists mostly of sales related to the new laser tracker product line in 2002), Japan ($163,000), and Europe ($142,000).

             Gross profit . Gross profit increased by $108,000 or 2.2%, from $4.8 million for the three months ended June 30, 2001 to $4.9 million for the three months ended June 30, 2002. Gross margin decreased from 58.1% for the three months ended June 30, 2001 to 48.5% for the three months ended June 30, 2002. The decrease in gross margin was primarily a result of a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the recently acquired laser tracker division (see Acquisition of SMX above), downward pressure on unit prices in the U.S. in 2002 and, to a lesser extent, the low-margin parts and service sales of the new laser tracker product line acquired in January 2002. Excluding the one-time inventory write-down related to the recently acquired laser tracker division and the effect of sales related to the new laser tracker product line, gross margin was 56.4% for the three months ended June 30, 2002.

             Selling expenses . Selling expenses decreased by $349,000 or 9.3%, from $3.8 million for the three months ended June 30, 2001 to $3.4 million for the three months ended June 30, 2002. This decrease was primarily a result of lower expenses in the U.S. ($282,000 - resulting from cost reduction measures implemented in the second half of 2001) and Europe ($165,000 - resulting from decrease in headcount and sales commissions); offset in part by selling expenses resulting from integration of the former SMX sales force in 2002 ($40,000) and higher expenses in Japan ($58,000).

             General and administrative expenses . General and administrative expenses increased by $651,000 or 42.9%, from $1.5 million for the three months ended June 30, 2001 to $2.2 million for the three months ended June 30, 2002. The increase was due to a one-time provision for doubtful accounts receivable ($245,000) recorded in the second quarter of 2002 related to the recently acquired laser tracker division, administrative expenses resulting from the integration of the former SMX administrative functions in 2002 ($214,000), and higher expenses in Europe ($148,000), principally in connection with upgrading of the accounting systems.

             Depreciation and amortization expenses . Depreciation and amortization expenses decreased slightly from $658,000 for the three months ended June 30, 2001 to $621,000 for the three months ended June 30, 2002 due to the effect (approximately $110,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and a reduction in depreciation resulting from assets becoming fully depreciated in late 2001; offset in part by depreciation and amortization expenses of the new laser tracker product line in 2002 ($175,000).

             Research and development expenses . Research and development expenses increased by $359,000, or 45.5%, from $790,000 for the three months ended June 30, 2001 to $1.1 million for the three months ended June 30, 2002 principally as a result of research and development expenses of the new laser tracker product line in 2002 ($493,000) and higher expenses in the U.S. ($40,000); offset in part by lower research and development expenses in Europe ($174,000).

             Interest income . Interest income decreased by $232,000, from $268,000 for the three months ended June 30, 2001, to $36,000 for the three months ended June 30, 2002. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below) and lower interest rates prevailing in 2002.

             Other Income . Other income increased by $329,000, from $64,000 for the three months ended June 30, 2001 to $393,000 for the three months ended June 30, 2002 primarily due to foreign currency gains during the current period resulting from the weaker U.S. dollar in relations to the Euro and the Yen.

             Net Loss . Net loss increased by $423,000 from $1.6 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002 primarily due to increase in operating expenses ($691,000); offset in part by the higher gross profit ($108,000) on greater sales volume and increase in net non-operating income ($173,000). Excluding the one-time inventory write-down, the one-time provision for doubtful accounts receivable and the results of operations of the former SMX, net loss for the three months ended June 30, 2002 was $356,000.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

             Sales . Sales increased by $2.0 million or 12.2%, from $16.7 million for the six months ended June 30, 2001 to $18.7 million for six months ended June 30, 2002. The increase primarily resulted from higher sales in the U.S. ($1.9 million, including sales related to the new laser tracker product line of $2.4 million in 2002) and Japan ($306,000); offset in part by reduction in sales in Europe ($208,000).

             Gross profit . Gross profit decreased by $97,000 or 1.0%, from $9.8 million for the six months ended June 30, 2001 to $9.7 million for the six months ended June 30, 2002. Gross margin decreased from 58.6% for the six months ended June 30, 2001 to 51.7% for the six months ended June 30, 2002. The decrease in gross margin was primarily a result of a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the recently acquired laser tracker division (see Acquisition of SMX above), downward pressure on unit prices in the U.S. in 2002, and the low-margin parts and service sales related to the new laser tracker product line acquired in January 2002. Excluding the one-time inventory write-down related to the recently acquired laser tracker division and the effect of sales related to the new laser tracker product line, gross margin was 57.0% for the six months ended June 30, 2002.

             Selling expenses . Selling expenses decreased by $551,000 or 7.7%, from $7.2 million for the six months ended June 30, 2001 to $6.6 million for the six months ended June 30, 2002. This decrease was primarily a result of lower expenses in the U.S. ($796,000 - resulting from cost reduction measures implemented in the second half of 2001 and lower commissions on lower U.S. sales in 2002) and Europe ($376,000 - resulting from decrease in headcount and sales commissions); offset in part by selling expenses resulting from integration of the former SMX sales force in 2002 ($484,000) and higher expenses in Japan ($137,000).

             General and administrative expenses . General and administrative expenses increased by $825,000 or 28.4% from $2.9 million for the six months ended June 30, 2001 to $3.7 million for the six months ended June 30, 2002. The increase was due to administrative expenses resulting from the integration of the former SMX administrative functions in 2002 ($333,000), a one-time provision for doubtful accounts receivable ($245,000) recorded in the second quarter of 2002 related to the recently acquired laser tracker division, and higher expenses in Europe ($229,000) principally in connection with upgrading of the accounting systems.

             Depreciation and amortization expenses . Depreciation and amortization expenses remained practically unchanged at $1.3 million for the six months ended June 30, 2002 and 2001. Depreciation and amortization expenses in 2002 reflect the effect (approximately $220,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and a reduction in depreciation resulting from assets becoming fully depreciated in late 2001; offset in part by depreciation and amortization expenses of the new laser tracker product line in 2002 ($310,000).

             Research and development expenses . Research and development expenses increased by $661,000, or 38.6%, from $1.7 million for the six months ended June 30, 2001 to $2.4 million for the six months ended June 30, 2002 principally as a result of research and development expenses of SMX in 2002 ($1,057,000); offset in part by lower research and development expenses in Europe ($314,000) and the U.S. ($82,000).

             Interest income . Interest income decreased by $263,000, or 52.1%, from $504,000 for the six months ended June 30, 2001, to $241,000 for the six months ended June 30, 2002. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below) and lower interest rates prevailing in 2002.

             Other Income . Other income increased by $347,000, from $150,000 for the six months ended June 30, 2001 to $497,000 for the six months ended June 30, 2002 primarily due to foreign currency gains during the current period resulting from the weaker U.S. dollar in relations to the Euro and the Yen.

             Net Loss . Net loss increased by $948,000 from $2.7 million for the six months ended June 30, 2001 to $3.7 million for the six months ended June 30, 2002 primarily due to increase in operating expenses ($973,000), including the expenses of the new laser tracker product line, and decrease in gross profit ($97,000) on greater sales volume; offset in part by increase in non-operating income ($159,000). Excluding the one-time inventory write-down, the one-time provision for doubtful accounts receivable and the results of operations of the former SMX, net loss for the six months ended June 30, 2002 was $1.0 million.

Liquidity and Capital Resources

            Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at June 30, 2002 were $6.9 million, compared to $14.1 million at December 31, 2001.

            For the six months ended June 30, 2002, net cash used in operating activities was $3.4 million primarily due to increase in operating assets and decrease in operating liabilities of the new laser tracker division in 2002, as further discussed below. Additionally, the reduction in total marketable securities in 2002 reflects cash used in the acquisition of SMX of approximately $3.0 million (see Note F of Notes to Condensed Consolidated Financial Statements contained herein), and capital expenditures of approximately $1.0 million. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

            On January 16, 2002, in connection with its acquisition of SMX, the Company issued 500,000 shares of FARO common stock and satisfied certain obligations of SMX. Additionally, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders (see Acquisition of SMX above). The Company also assumed and/or settled other obligations of SMX. The operations of the new laser tracker division are expected to contribute favorably to the Company’s liquidity once sales of the new generation tracker become fully stable. The Company sold approximately $1.5 million in laser tracker products and services in the second quarter and expects to gradually ramp up sales of the tracker through the rest of 2002. The Company expects the new laser tracker product line to result in operating expenses in the amount of approximately $1.0 million per quarter though 2002.

            The Company’s principal commitments at June 30, 2002 consisted of leases on its headquarters and regional and sales offices. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs in the foreseeable future.

Critical Accounting Policies

            In response to the SEC’S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The two accounting estimation processes discussed below are the Company’s process of recognizing research and development expenditures, and the allowance for obsolete and slow-moving inventory. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

            Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

            The reserve for obsolete and slow-moving inventory was $301,600 and $297,500 at June 30, 2002 and December 31, 2001, respectively. The reserve for obsolete and slow-moving inventory is used to state the Company’s inventories at the lower of average cost or net realizable value. Since the amount of inventoriable cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Accordingly, an allowance in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as “slow-moving”, inventory with on-hand quantities greater than the amounts sold in the past 12 months or which have been forecasted to sell in the next 12 months, and reserves such an amount adequate to reduce the carrying value to net realizable value. During the six months ended June 30, 2002 and 2001, the provision for obsolete and slow-moving inventory was $208,700 (excluding the $729,000 one-time inventory write down related to the recently acquired laser tracker division) and $190,000, respectively.

Transactions with Related and Other Parties

            The Company leases its headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has two five-year renewal options.

            In June 2000, the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million (“the Loans”). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company’s Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

            The company engaged Cole and Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company’s financial advisor in connection with the Company’s acquisition in January, 2002 of SMX. Stephen R. Cole, one of the Company’s directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $450,000 for its services in connection with the SMX acquisition.

Foreign Exchange Exposure

            The Company conducts a significant portion of its business outside the United States. At present, the majority of the Company’s revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of the Company’s non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase further.

Inflation

            The Company believes that inflation has not had a material impact on its results of operations in recent years and it does not expect inflation to have a material impact on its operations in 2002.

Conversion to the Euro

            On January 1, 2002, certain member countries of the European Union adopted the Euro as their national currency. The transition period for the introduction of the Euro ended June 30, 2002. Issues facing the Company as a result of the introduction of the Euro included converting information technology systems, reassessing currency risk, amending lease agreements and other contracts, and processing tax and accounting records. The adoption of the Euro did not have a material effect on the Company’s financial condition or results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information required by this item is incorporated by reference herein to the information contained in this report in Part I, Item 2, under the captions “Foreign Exchange Exposure” and “Inflation.”

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

            The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

            The Company’s Annual Meeting of Shareholders was held on April 25, 2002. At such meeting, Messrs. Gregory A. Fraser and Stephen R. Cole were elected, each to serve on the Company’s Board of Directors for a term of three years. The terms of office of Messrs. Norman H. Schipper, Simon Raab, Hubert D’Amours, and Andre Julien continued after the meeting. The number of votes cast for, and the number of votes withheld with respect to the directors elected at the meeting were as follows:

	For	Withheld

Gregory A. Fraser	9,089,803	223,650
Stephen R. Cole	9,089,603	223,850

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

            99.1   Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

            99.2   Written Statement of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

b.)   Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	FARO TECHNOLOGIES, INC. (Registrant)
	By:	/s/ Gregory A. Fraser

Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)