Form 10-Q
period 2002-09-30
FARO TECHNOLOGIES INC
filed 2002-11-08
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Class: Voting Common Stock, $.001 Par Value Outstanding at November 1, 2002: 11,891,726

FARO Technologies, Inc.
Index to Form 10-Q

SIGNATURES	22

WRITTEN CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	23

WRITTEN CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	25

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,750,381	$7,238,564
Short term investments (Note C)	2,964,416	4,744,559
Accounts receivable, net of allowance	10,524,900	9,385,568
Income taxes refundable	—	545,118
Inventories, net (Note D)	8,059,011	5,575,793
Prepaid expenses and other current assets	898,703	1,851,003
Deferred income taxes	91,959	76,418

Total current assets	27,289,370	29,417,023

PROPERTY AND EQUIPMENT – at cost:
Machinery and equipment	5,299,998	4,038,582
Furniture and fixtures	1,334,940	1,313,809
Leasehold improvements	295,619	139,555

Total	6,930,557	5,491,946
Less accumulated depreciation and amortization	(4,772,140)	(3,945,247)

Property and equipment, net	2,158,417	1,546,699

INTANGIBLE ASSETS – net	11,388,264	2,632,791

INVESTMENTS (Note C)	428,280	2,129,679

NOTES RECEIVABLE (Note E)	1,173,575	3,927,932

TOTAL ASSETS	$42,437,906	$39,654,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,165	$25,120
Amounts due under credit line	1,448,485	—
Accounts payable	4,909,553	2,937,271
Accrued liabilities	2,811,730	3,064,463
Income taxes payable	46,983	—
Current portion of unearned service revenues	1,013,145	855,120
Customer deposits	226,895	231,845

Total current liabilities	10,482,956	7,113,819
OTHER LONG-TERM LIABILITIES	508,422	203,844

Total liabilities	10,991,378	7,317,663

SHAREHOLDERS’ EQUITY:
Class A preferred stock – par value $.001, 10,000,000 shares authorized, no shares issued and outstanding
Common stock – par value $.001, 50,000,000 shares authorized, 11,930,726 and 11,075,252 issued; 11,890,726 and 11,035,252 outstanding, respectively	11,931	11,075
Additional paid-in capital	49,445,131	47,704,087
Unearned compensation	(6,878)	(109,000)
Accumulated deficit	(15,703,002)	(12,116,098)
Other comprehenvive loss	(2,150,029)	(3,002,978)
Common stock in treasury, at cost – 40,000 shares	(150,625)	(150,625)

Total shareholders’ equity	31,446,528	32,336,461

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,437,906	$39,654,124

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

SALES	$11,816,696	$8,416,886	$30,522,903	$25,087,547
COST OF SALES	5,552,740	3,116,386	14,589,099	10,019,714

Gross profit	6,263,956	5,300,500	15,933,804	15,067,833

OPERATING EXPENSES
Selling	3,135,738	3,337,978	9,778,401	10,531,573
General and administrative	1,975,530	1,498,108	5,702,658	4,399,892
Depreciation and amortization	529,488	659,326	1,811,874	1,983,804
Research and development	966,398	894,422	3,338,829	2,605,644
Employee stock options	—	—	2,022	—

Total operating expenses	6,607,154	6,389,834	20,633,784	19,520,913

LOSS FROM OPERATIONS	(343,198)	(1,089,334)	(4,699,980)	(4,453,080)
OTHER INCOME (EXPENSES)
Interest income	100,940	180,730	342,391	684,748
Other income, net	304,504	429,275	801,033	579,232
Interest expense	(6,584)	294	(9,681)	(473)

INCOME (LOSS) BEFORE INCOME TAXES	55,662	(479,035)	(3,566,237)	(3,189,573)
INCOME TAX (BENEFIT) EXPENSE	(16,333)	220,000	20,667	220,000

NET INCOME (LOSS)	$71,995	$(699,035)	$(3,586,904)	$(3,409,573)

NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.06)	$(0.30)	$(0.31)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.06)	$(0.30)	$(0.31)

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock

	Shares	Amounts	Additonal Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total

BALANCE, JANUARY 1, 2001	11,065,225	$11,066	$47,570,059	$—	$(9,268,134)	$(2,206,913)	$(150,625)	$35,955,453

Net loss					(2,847,964)			(2,847,964)
Currency translation adjustment, net of tax						(796,065)		(796,065)

Comprehensive loss								(3,644,029)
Options granted subject to variable accounting			109,000	(109,000)				—
Issuances of common stock	10,027	9	25,028					25,037

BALANCE, DECEMBER 31, 2001	11,075,252	$11,075	$47,704,087	$(109,000)	$(12,116,098)	$(3,002,978)	$(150,625)	$32,336,461

Net loss					(3,586,904)			(3,586,904)
Currency translation adjustment, net of tax						852,949		852,949

Comprehensive loss								(2,733,955)
Amortization of Unearned Compensation			(100,100)	102,122				2,022
Issuance of common stock in connection with the acquisition of SMX	850,000	850	1,826,650					1,827,500
Issuance of common stock	5,474	6	14,494					14,500

BALANCE, SEPTEMBER 30, 2002 (Unaudited)	11,930,726	$11,931	$49,445,131	$(6,878)	$(15,703,002)	$(2,150,029)	$(150,625)	$31,446,528

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net loss	$(3,586,904)	$(3,409,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,811,874	1,983,804
Foreign currency gains	(120,643)	—
Inventory write down	729,286	—
Bad debt expense	508,839	201,239
Provision for inventory losses	331,520	300,000
Provision for deferred income taxes	(15,009)	876,265
Employee stock options	2,022	—
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	888,125	951,363
Income taxes refundable	545,118	(552,413)
Inventories	(1,905,481)	(262,943)
Prepaid expenses and other assets	656,534	(842,820)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,906,611)	(1,359,529)
Income taxes payable	47,162	(684,395)
Unearned service revenues	(231,735)	369,805
Customer deposits	(811,073)	12,409

Net cash used in operating activities	(3,056,976)	(2,416,788)

INVESTING ACTIVITIES:
Acquisition of SMX	(3,028,615)	—
Proceeds from investments, net	3,481,542	2,351,506
Notes receivable	—	(1,396,412)
Purchases of property and equipment, net	(1,095,975)	(657,975)
Payments for intangible assets	(486,140)	(254,926)

Net cash provided by (used in) investing activities	(1,129,188)	42,193

FINANCING ACTIVITIES:
Borrowings under line of credit	1,448,485	—
Payments of long-term debt, Capital lease obligations and notes payable, net	(7,572)	(20,927)
Proceeds from issuance of common stock, net	—	23,398

Net cash provided by financing activities	1,440,913	2,471

EFFECT OF EXCHANGE RATE CHANGES ON CASH	257,068	(193,344)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,488,183)	(2,565,468)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,238,564	8,029,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,750,381	$5,463,850

See accompanying notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2002 and 2001

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

NOTE B – BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and operating results for the interim periods have been included. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 included in the Company’s 2001 Annual Report to Stockholders.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, “Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction of amortization expense of approximately $175,000 per quarter.

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

         In September 2002, the Company entered into an Average-Rate Forward agreement allowing the Company the right to purchase up to $1.8 million at a base rate of 1.0444 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement expires in September 2003 and does not qualify for special hedge accounting mentioned above, as it did not meet the specified criteria under SFAS 133. Therefore the changes in fair value are included in income.

         The FASB recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, (Opinion) Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (previously defined in that Opinion). Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of Statement 144 did not have a material impact on the Company’s financial statements.

NOTE C – CASH AND CASH EQUIVALENT AND INVESTMENTS

         Cash and cash equivalents – The Company considers cash on hand and amounts on deposit with financial institutions that have original maturities of three months or less to be cash and cash equivalents.

         All short-term investments in debt securities which have maturities of three months or less are classified as cash equivalents, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

         Investments – Short-term investments and investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Short-term investments have maturities not exceeding one year. Investments consist of Government agency securities ($2,032,679) and certificates of deposit ($97,000) at December 31, 2001. At September 30, 2002, investments were comprised of corporate bonds.

Supplemental Cash Flow Information – Selected cash payments and non cash activities were as follows:

	Nine months ended September 30

	2002	2001

Cash paid for interest	$9,681	$473
Non-cash investing activities: Issuance of common stock in connection with the acquisition of SMX	$1,827,500	—

NOTE D - INVENTORIES

         Inventories consist of the following:

	September 30 2002	December 31 2001

Raw materials	$1,924,384	$496,298
Work-in-process	2,959,079	1,875,912
Finished goods	511,871	341,348
Sales demonstration	2,663,677	2,862,235

	$8,059,011	$5,575,793

         Cost of Sales for the nine months ended September 30, 2002 reflects a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the new laser product line (see Acquisition of SMX below).

NOTE E – NOTES RECEIVABLE

         In 1998, the Company acquired CATS GmbH. The acquisition agreement provided that the Company would provide a loan to each of the two former shareholders of CATS, who remain key employees of the Company, to fund their tax liability in connection with the Company’s acquisition of CATS. In connection therewith, in June 2000 the Company and each of the former shareholders of CATS entered into an Amended and Restated Loan Agreement and the Company granted loans to the former shareholders of CATS in the aggregate amount of $1.1 million (“the Loans”). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former shareholders of CATS pledged to the Company 177,074 shares of the Company’s Common Stock. The Loans are a non-recourse obligation of the former shareholders of CATS.

NOTE F – ACQUISITION OF SMX

         On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow to fund indemnification claims relating to the purchase of SMX) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The Company has made a claim to the escrow agent for the 50,000 shares of FARO common stock being held in escrow. The representative for SMX’s former shareholders has until November 13, 2002 to respond to the

Company’s escrow claim, at which time the 50,000 shares being held in escrow will be returned to the Company if the shareholder representative has not disputed the Company’s escrow claim. If the representative for SMX’s former shareholders disputes the Company’s escrow claim, then the 50,000 shares will continue to be held in escrow until the dispute is resolved in accordance with the escrow agreement. The transaction was recorded utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” SMX is a leading manufacturer and supplier of laser trackers and metrology software. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company sells at competitive prices compared to both the previous generation SMX tracker, and competitor’s current products.

         The operating results of SMX have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001 are presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Nine months ended September 30

	2002	2001

Revenues	$30,650,607	$35,326,555
Net loss	$(4,112,019)	$(7,016,380)
Loss per share:
Basic	$(0.35)	$(0.59)
Diluted	$(0.35)	$(0.59)

NOTE G – DEBT

         The Company has an available line of credit of $1,500,000. Borrowings under the line of credit bear interest at a rate equivalent to a 30-day commercial paper plus 2.75%. At September 30, 2002, borrowings under such line of credit were approximately $1.4 million.

NOTE H – EARNINGS PER SHARE

         A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three months ended September 30

	2002		2001

	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	11,890,726	$0.01	11,030,706	$(0.06)
Effect of dilutive securities	17,383		—

Diluted EPS	11,908,109	$0.01	11,030,706	$(0.06)

	Nine months ended September 30

	2002		2001

	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	11,837,172	$(0.30)	11,029,321	$(0.31)
Effect of dilutive securities	—		—

Diluted EPS	11,837,172	$(0.30)	11,029,321	$(0.31)

NOTE I – SEGMENT GEOGRAPHIC DATA

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

         The following table presents information about the Company by geographic area:

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

SALES:
United States	$6,283,721	$3,440,390	$14,845,666	$10,095,089
Germany	1,897,768	2,074,512	5,254,788	4,897,264
United Kingdom	574,535	418,826	2,087,054	2,187,825
Japan	592,077	349,863	1,742,369	1,194,337
France	605,708	785,616	1,642,190	2,658,487
Other foreign	1,862,887	1,347,679	4,950,836	4,054,545

Total	$11,816,696	$8,416,886	$30,522,903	$25,087,547

	September 30, 2002	December 31, 2001

LONG-LIVED ASSETS (NET):
United States	$11,527,194	$2,058,163
Germany	1,818,909	1,944,642
Other foreign	200,578	176,685

Total	$13,546,681	$4,179,490

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

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses such as SpatialMetriX Corporation; (iii) inability of the Company’s products to attain broad market acceptance or increased length of the Company’s sales cycle; (iv) inability of the Company to maintain or reduce operating expenses; (v) the impact of competitive product and pricing; (vi) inability of the Company to ramp-up shipments of its new laser trackers and new generation portable measure arm products as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company’s success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company’s clients; (ix) adverse consequences of exchange rate fluctuations; (x) inability to protect our intellectual property and other proprietary rights; (xi) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xii) the cyclical nature of the industries of the Company’s customers.

Overview

         The Company designs, develops, and markets software and portable, computerized measurement devices that allow manufacturers to perform 3D inspections of parts and assemblies on the shop floor. This helps eliminate manufacturing errors, and thereby increases productivity and profitability for a variety of industries in FARO’s worldwide customer base.

         The Company’s principal products are the FaroArm articulated arm and the Faro Laser Tracker. Both of these products are sold in systems together with computers and CAD-based inspection software and the entire system is called the Control Station. The FaroArm Control Station measures products in a size range of zero to twelve feet, while the Faro Laser Tracker Control Station can measure products up to 200 feet in length.

         Historically, the Company’s sales growth has resulted from increased sales of its FaroArm Control Station due to an expanded sales effort that included the addition of sales personnel at existing offices, the opening of new sales offices (including offices in international markets), and expanded promotional efforts. In 2001, the Company’s sales growth was adversely affected by the economic slowdown in the United States, Europe and Japan, and this slowdown continues in 2002. The principal source of the Company’s sales growth in 2002 has resulted from the Company’s acquisition of SpatialMetrix Corporation (“SMX”) in January 2002. The former SMX unit manufactures the Faro Laser Tracker product.

         In 2001, in response to the economic slowdown, the Company adopted a cost reduction plan, which continues in 2002. This plan includes reducing discretionary spending, canceling certain non-strategic product development and marketing projects, and reducing headcount. In 2002, the Company implemented a similar expense reduction plan in the newly acquired laser tracker unit (see Acquisition of SMX below).

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

Acquisition of SMX

         On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow to fund indemnification claims relating to the purchase of SMX) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX prior to January 16, 2002. The Company has made a claim to the escrow agent for the 50,000 shares of FARO common stock being held in escrow. The representative for SMX’s former shareholders has until November 13, 2002 to respond to the Company’s escrow claim, at which time the 50,000 shares being held in escrow will be returned to the Company if the shareholder representative has not disputed the Company’s escrow claim. If the representative for SMX’s former shareholders disputes the Company’s escrow claim, then the 50,000 shares will continue to be held in escrow until the dispute is resolved in accordance with the escrow agreement. The acquisition was recorded utilizing the purchase method of accounting. The Company estimates that SMX had 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company sells at competitive prices compared to both the previous generation SMX tracker, and competitor’s current products. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The operations of the new laser product line are contributing favorably to the Company’s revenue growth and, beginning in the third quarter of 2002, results of operations. The Company has sold approximately $5.5 million in laser products and services in 2002 and expects to continue to ramp up sales of the laser tracker through the rest of the year and into 2003. The operating expenses of the new laser product line are, beginning in the third quarter of 2002, consistent with the Company’s historic operating expense ratios.

New Products

         The Company recently commenced shipments of its new generation laser tracker product line. In the third quarter of 2002, the Company also released a new generation Platinum and Titanium advanced portable measure arm products. The new portable measure arms replace a portable measure arm that was released in 1998. The Company expects the new generation arms to allow the Company to maintain its market leadership in this segment of the portable measure market. Manufacture of both, the new generation laser trackers and the new generation portable measure arms, involve new and distinct manufacturing designs and production processes when compared to the Company’s previous product offering. The Company anticipates that the manufacturing designs and production processes of both product lines will improve significantly during the next several months. Until then, the Company expects that shipments of these new products will be limited in volume and reflect delays normally associated with new products.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Sales. Sales increased by $3.4 million, or 40.4%, from $8.4 million for the three months ended September 30, 2001 to $11.8 million for three months ended September 30, 2002. The increase primarily resulted from higher sales in the U.S. ($2.8 million, consisting principally of sales of the new laser product line in 2002), Japan ($242,000), and the rest of the world ($314,000).

         Gross profit. Gross profit increased by $963,000, or 18.2%, from $5.3 million for the three months ended September 30, 2001 to $6.3 million for the three months ended September 30, 2002. Gross margin decreased from 63.0% for the three months ended September 30, 2001 to 53.0% for the three months ended September 30, 2002. The decrease in gross margin was primarily a result of the impact of the new laser product line acquired in January 2002 and the new generation arm products introduced in the third quarter of 2002 (see New Products above). The relatively low production volumes (and related under-utilized plant capacity) during the start up phase are expensed as cost of goods sold, thereby reducing overall gross margin. Gross margins are expected to ultimately meet or exceed the Company’s historic levels once the plants attain full capacity. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in the fourth quarter.

         Selling expenses. Selling expenses decreased by $202,000, or 6.1%, from $3.3 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. This decrease was primarily a result of lower expenses in the US ($299,000 - resulting from cost reduction measures implemented in late 2001) and Europe ($48,000 - resulting from decrease in headcount and sales commissions in 2002); offset in part by higher expenses in Japan ($145,000 – consisting principally of employee compensation and other sales and marketing expenses).

         General and administrative expenses. General and administrative expenses increased by $477,000 or 31.8%, from $1.5 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002. The increase was due to higher expenses in the U.S. ($485,000 - consisting principally of administrative expenses resulting from the integration of the former SMX administrative functions in 2002 and higher professional fees expense).

         Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $130,000, or 19.7%, from $659,000 for the three months ended September 30, 2001 to $529,000 for the three months ended September 30, 2002 due to the effect (approximately $175,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and a reduction in depreciation resulting from assets becoming fully depreciated in late 2001; offset in part by depreciation and amortization of the fixed assets related to the new laser product line in 2002 ($155,000).

         Research and development expenses. Research and development expenses increased by $72,000, or 8.1%, from $894,000 for the three months ended September 30, 2001 to $966,000 for the three months ended September 30, 2002 principally as a result of research and development expenses of the new laser product line and the new generation arm in 2002 in the U.S. ($270,000); offset in part by lower expenses in Europe ($198,000).

         Interest income. Interest income decreased by $80,000, from $181,000 for the three months ended September 30, 2001, to $101,000 for the three months ended September 30, 2002 principally as a result of lower interest bearing cash balances (see Liquidity and Capital Resources below) and lower interest rates prevailing in 2002.

         Other income. Other income decreased by $124,000, from $429,000 for the three months ended September 30, 2001 to $305,000 for the three months ended September 30, 2002 primarily due to lower royalty income and foreign currency gains, resulting from the strengthening of the U.S. Dollar relative to the Euro and the Yen, during the current period.

         Income tax expense (benefit). Income tax expense (benefit) decreased by $236,000 from expense of $220,000 for the three months ended September 30, 2001 to a benefit of $16,000 for the three months ended September 30, 2002. The decrease reflects the fact that, in the third quarter of 2001, a valuation allowance was recorded against certain deferred tax assets ($879,000) and a current income tax benefit ($659,000) recorded in connection with the Company’s 2001 income tax loss for U.S. federal purposes. No such income tax adjustments were applicable in the current year’s comparable period.

         Net income (loss). Net income (loss) improved by $771,000 from a loss of $699,000 for the three months ended September 30, 2001 to net income of $72,000 for the three months ended September 30, 2002. The improvement was primarily due to the higher gross profit ($963,000) on greater sales volume and lower income tax expense in 2002 ($236,000); offset in part by increase in operating expenses ($217,000), lower interest income ($80,000) and lower other income ($124,000) as described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Sales. Sales increased by $5.4 million or 21.5%, from $25.1 million for the nine months ended September 30, 2001 to $30.5 million for nine months ended September 30, 2002. The increase resulted primarily from higher sales in the U.S. ($4.8 million, consisting principally of sales of the new laser product line in 2002), Japan ($548,000) and the rest of the world ($312,000 - excluding Europe); offset in part by a reduction in Europe ($175,000).

         Gross profit. Gross profit increased by $866,000 or 5.7%, from $15.1 million for the nine months ended September 30, 2001 to $15.9 million for the nine months ended September 30, 2002. Gross margin decreased from 60.1% for the nine months ended September 30, 2001 to 52.2% for the nine months ended September 30, 2002. The decrease in gross margin was primarily a result of a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the new laser product line (see Acquisition of SMX above), the impact of the new laser product line acquired in January 2002 and, to a lesser extent, the new generation arm products introduced in the third quarter of 2002 (see New Products above). Gross margins on sales are expected to ultimately meet or exceed the Company’s historic levels once the plants are at full production levels. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in the fourth quarter.

         Selling expenses. Selling expenses decreased by $753,000 or 7.2%, from $10.5 million for the nine months ended September 30, 2001 to $9.8 million for the nine months ended September 30, 2002. This decrease was primarily a result of lower expenses in the U.S. ($611,000 - resulting from cost reduction measures implemented in late 2001 and net of expenses of the new laser product line) and Europe ($425,000 - resulting from decrease in headcount and lower sales commissions); offset in part by higher expenses in Japan ($283,000 – consisting principally of employee compensation and other sales and marketing expenses).

         General and administrative expenses. General and administrative expenses increased by $1.3 million or 29.5% from $4.4 million for the nine months ended September 30, 2001 to $5.7 million for the nine months ended September 30, 2002. The increase was due to administrative expenses resulting from the integration of the former SMX in 2002 ($564,000), unrelated professional fees expense ($300,000), a one-time provision for doubtful accounts receivable ($245,000) recorded in the second quarter of 2002 related to the recently acquired laser product line, and higher expenses in Europe ($262,000 – consisting principally of compensation, insurance and bad debt expenses).

         Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $172,000 from $2.0 million for the nine months ended September 30, 2002 to $1.8 million in 2001. Depreciation and amortization expenses in 2002 reflect the effect (approximately $525,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and a reduction in depreciation resulting from assets becoming fully depreciated in late 2001; offset in part by depreciation and amortization expenses of the new laser product line in 2002 ($466,000).

         Research and development expenses. Research and development expenses increased by $733,000, or 28.2%, from $2.6 million for the nine months ended September 30, 2001 to $3.3 million for the nine months ended September 30, 2002 principally as a result of research and development expenses of the new laser product line [and the new generation arm] in 2002 ($1,246,000); offset in part by lower expenses in Europe ($513,000).

         Interest income. Interest income decreased by $342,000, or 50.0%, from $685,000 for the nine months ended September 30, 2001 to $342,000 for the nine months ended September 30, 2002. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below) and lower interest rates prevailing in 2002.

         Other income. Other income increased by $222,000, or 38.3%, from $579,000 for the nine months ended September 30, 2001 to $801,000 for the nine months ended September 30, 2002 primarily due to higher foreign currency gains during the current period.

         Income tax expense. Income tax expense decreased by $199,000 from $220,000 for the nine months ended September 30, 2001 to $21,000 for the nine months ended September 30, 2002. The decrease reflects the fact that, in the third quarter of 2001, a valuation allowance was recorded against certain deferred tax assets ($879,000) and a current income tax benefit ($659,000) recorded in connection with the Company’s 2001 income tax loss for U.S. federal purposes. No such income tax adjustments were applicable in the current year’s comparable period.

         Net loss. Net loss increased by $177,000 from $3.4 million for the nine months ended September 30, 2001 to $3.6 million for the nine months ended September 30, 2002 primarily due to increase in operating expenses ($1.1 million - including the expenses of the new laser product line) and lower interest income ($342,000); offset in part by increase in gross profit ($866,000 – resulting from higher sales volume in 2002) and other income ($222,000), and the decrease in income tax expense ($199,000).

Liquidity and Capital Resources

         Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at September 30, 2002 were $8.1 million, compared to $14.1 million at December 31, 2001.

         For the nine months ended September 30, 2002, net cash used in operating activities was $3.1 million primarily due to increase in operating assets and decrease in operating liabilities of the new laser product line in 2002, as further discussed below. Additionally, the reduction in total marketable securities in 2002 reflects cash used in the acquisition of SMX of approximately $3.0 million (see Note F of Notes to Condensed Consolidated Financial Statements contained herein), and capital expenditures of approximately $1.0 million. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

         On January 16, 2002, in connection with its acquisition of SMX, the Company issued 500,000 shares of FARO common stock and satisfied certain obligations of SMX. Additionally, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders (see Acquisition of SMX above). The Company also assumed and/or settled other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX prior to January 16, 2002. Beginning in the third quarter of 2002, the operations of the new laser product line are contributing favorably to the Company’s liquidity. The Company has sold approximately $5.5 million in laser products and services in 2002 and expects to continue to gradually ramp up sales of the tracker through the rest of 2002. The operating expenses of the new laser product line are, beginning in the third quarter of 2002, consistent with the Company’s historic operating expense ratios.

         The Company recently commenced shipments of its new generation laser tracker product line and released a new generation Platinum and Titanium advanced portable measure arm products (see New Products above). Manufacture of both the new generation laser trackers and the new generation portable measure arms involve a new and distinct manufacturing designs and production processes when compared to the Company’s previous product offering. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in the fourth quarter.

         The Company’s principal commitments at September 30, 2002 consisted of leases on its U.S. and European headquarters and regional sales offices. There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments, cash flows from operations and amounts available under its $1.5 million line of credit will be sufficient to satisfy its working capital and capital expenditure needs in the foreseeable future.

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

         The reserve for obsolete and slow-moving inventory was $409,000 and $297,500 at September 30, 2002 and December 31, 2001, respectively. The reserve for obsolete and slow-moving inventory is used to state the Company’s inventories at the lower of average cost or net realizable value. Since the amount of inventoriable cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Accordingly, an allowance in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as “slow-moving”, inventory with on-hand quantities greater than the amounts sold in the past 12 months or which have been forecasted to sell in the next 12 months, and reserves such an amount adequate to reduce the carrying value to net realizable value. During the nine months ended September 30, 2002 and 2001, the provision for obsolete and slow-moving inventory was $331,500 and $300,000, respectively.

Transactions with Related and Other Parties

         The Company leases its headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has two five-year renewal options.

         In June 2000, the Company and each of the former shareholders of CATS entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former shareholders of CATS in the aggregate amount of $1.1 million (“the Loans”). The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former shareholders of CATS pledged to the Company 177,074 shares of the Company’s Common Stock. The Loans are a non-recourse obligation of the former shareholders of CATS.

         The company engaged Cole and Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company’s financial advisor in connection with the Company’s acquisition in January 2002 of SMX. Stephen R. Cole, one of the Company’s directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $450,000 for its services in connection with the SMX acquisition.

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

Item 4.	EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Date: November 8, 2002

FARO TECHNOLOGIES, INC. (Registrant)
By:	/s/ GREGORY A. FRASER

Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Simon Raab, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FARO Technologies, Inc. (the Registrant);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-l4) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ SIMON RAAB

Simon Raab Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory A. Fraser, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FARO Technologies, Inc. (the Registrant);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-l4) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ GREGORY A. FRASER

Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Principal Financial Officer)