Form 10-K
period 2002-12-31
FARO TECHNOLOGIES INC
filed 2003-03-27
CIK 917491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Technology Park, Lake Mary, FL	32746
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (407) 333-9911

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 11, 2003, there were outstanding 11,891,726 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the NASDAQ National Market as of June 28, 2002 was $13,049,034.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Proxy Statement, for the 2003 Annual Meeting of Shareholders	Part III, Items 10-13

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

FARO Technologies, Inc. (the Company) has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses such as SpatialMetriX(SMX) Corporation; (iii) inability of the Company’s products to attain broad market acceptance or increased length of the Company’s sales cycle; (iv) inability of the Company to maintain or reduce operating expenses; (v) the impact of competitive product and pricing; (vi) inability of the Company to ramp-up shipments of its new laser trackers and new generation portable measure arm products as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company’s success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company’s clients; (ix) adverse consequences of exchange rate fluctuations; (x) inability to protect our intellectual property and other proprietary rights; (xi) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xii) the cyclical nature of the industries of the Company’s customers.

ITEM 1.    BUSINESS

Industry Background

The Company believes that there are three principal forces driving the need for its products and services: 1) the widespread use by manufacturers of Computer-Aided Design (CAD) in product development which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, and 3) the inability of traditional measurement devices to address many manufacturing problems, especially those related to large components for products such as automobiles, aircraft, and heavy duty construction equipment.

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

Quality standards dictate measurement to reduce defects.    QS-9000 is the name given to the Quality System Requirements of the automotive industry that were developed by Chrysler, Ford, General Motors and major truck manufacturers and issued in late 1994. Companies that become registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma embodies the principles of total quality management that focus on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may have never been measured before, in part because of the lack of suitable measurement equipment.

Traditional products don’t measure up.    A significant aspect of the manufacturing process, which traditionally has not benefited from computer-aided technology, is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products and traditional coordinate measurement machines (“CMMs”) for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

Although hand-measurement tools are often appropriate for simple geometric measurements, including hole diameters or length and width of a rectangular component, their use for complex part measurements, such as the fender of a car, is limited Also, these devices do not allow for the measurements to be directly compared to the CAD model of the part. Test fixtures (customized fixed tools used to make comparative measurements of complex production parts to “master parts”) are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model.

Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMM’s require the object being measured be brought to the CMM and the object fit within the CMM’s measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools, or expensive customized test fixtures, in order to measure large or unconventionally shaped objects. Some parts or assemblies are not easily accessible and cannot be measured at all using traditional devices.

Escalating global competition has created a demand for higher quality products with shorter life cycles. Manufacturers require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications and the ability to precisely measure components that cannot be measured or inspected by conventional devices. Moreover, they increasingly require measurement capabilities to be integrated into the manufacturing process and to be available on the factory floor.

FARO’s Business

The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company’s principal products are the Faro-Arm Control Station and Control Station Pro (articulated measuring devices), the Faro Laser Tracker and Laser Control Station; and their companion Soft Check Tool and CAM2 software, respectively, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for Computer-aided manufacturing measurement. The Company’s products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds 29 patents. The Company’s products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens, Volkswagen among many others.

Acquisition of SMX

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”), a leading manufacturer and supplier of laser trackers and targets, metrology software in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX prior to January 16, 2002.

The Company estimates that SMX had 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company sells at competitive prices compared to both the previous generation SMX tracker, and competitor’s current products. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The operations of the new laser product line are contributing favorably to the Company’s revenue growth and, beginning in the third quarter of 2002, to the results of operations. The Company has sold approximately $8.8 million in laser products in 2002 and expects to continue to ramp up sales of the laser tracker in 2003. The operating expenses of the new laser product line, beginning with the third quarter 2002, are consistent with the Company’s historic operating expense ratios.

FARO Products

The FARO Arm Control Station.    The FARO Arm Control Station is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a touch screen computer, and software programs known as SoftCheck Tools.

•	Articulated Arm—Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

•	Touch Screen Computer—One of the main goals of the Control Station system is to provide computer-based inspection without requiring the operator to program the inspection software or even have to touch a keyboard. As such the company developed software (see the following section) which runs entirely by the operator touching simple icons on the touch screen, not unlike how a restaurant waiter enters an order. The computers are not manufactured by the Company, but are purchased from various suppliers.

•	SoftCheck Tool Software—SoftCheck Tool is a custom software program designed to lead an operator through the measurement process with minimal training. The extensive use of photos of the customer’s part assist in achieving this goal. These programs are created by the Company from specifications provided by the customer.

The FARO Arm Control Station Pro.    In contrast to the basic FARO Arm Control Station, the Control Station Pro customers may write their own inspection programs using the Company’s CAM2 software. This product requires more sophisticated operators, and is often used to measure multiple parts in the same day, while the basic FARO Arm Control Station is often dedicated to the same part. The FARO Arm Control Station Pro is a combination of an articulated arm, standard computer (with keyboard), and one of the Company’s following CAM2 Software programs: CAM2 Design, CAM2 Measure or CAM2 Automotive.

The FARO Laser Tracker Control Station.    A combination of a portable, large volume laser measurement tool, a touch screen computer, and software programs known as SoftCheck Tools.

•	Laser Tracker—The FARO Laser Tracker® utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and/or in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker advances already-proven tracker technology. Among its many enhanced features is SuperADM, which improves upon existing Absolute Distance Measurement technology by providing the new time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Touch Screen Computer—See description under Faro Arm Control Station above.

•	SoftCheck Tool Software—See description under Faro Arm Control Station above.

CAM2 Software    CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes four software programs:

•	CAM2 CAD Analyzer® allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals.

•	CAM2 Measure® allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure® is offered with the FAROArm® and is also offered as an unbundled product.

•	CAM2 Automotive® also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike CAM2 Measure®, CAM2 Automotive® is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. CAM2 Automotive® is offered with the FAROArm® and is also offered as an unbundled product.

•	CAM2 SPC Process® allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the FAROArm®, CAM2 SPC Process® accepts data from CMMs and other computer-based measurement devices from many different measurement applications along the production line.

Specialty Products.    The Company licenses and supports certain specialty products based on its articulated arm technologies that are used in medical applications. License and support fees from these products do not represent a significant portion of the Company’s revenues. However, the Company is maintaining an active campaign to license its formerly developed medical intellectual property to manufacturers of computer assisted surgical products.

Customers

The Company’s products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to large manufacturing and industrial companies. The Company’s ten largest customers by revenue represented an aggregate of 9.0% of the Company’s total revenues in 2002. No customer represented more than 1.5% of the Company’s sales in 2002.

Sales and Marketing

The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 2002, the Company employed 108 sales and marketing professionals who provide global representation, operating from both the Company’s headquarters in the United States, and regional sales offices located in Germany, United Kingdom, France, Spain, Italy and Japan. See Footnote 15 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company’s foreign and domestic operations and export sales required by this Item.

The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. The Company employs a variety of marketing techniques to promote brand awareness and customer identification.

Research and Development

The Company believes that its future success depends on its ability to achieve technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company’s existing technological base and the enhancement and development of additional applications for its products.

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company’s research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company’s engineering development efforts will continue to focus on the FAROArm®, the FARO Laser Tracker®, and the family of CAM2 products. See Technology below.

At December 31, 2002, the Company employed 33 scientists and technicians in its research and development efforts. Research and development expenses were approximately $4.0 million in 2002 as compared to $3.4 million in 2001 and $3.5 million in 2000. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Technology

The primary measurement function of both the articulated arm and the laser tracker is to provide orientation and position information with respect to the probe at the end of the arm (as with the FARO Arm) or target device with respect to the base unit (as with the FARO Laser Tracker). This information is processed by software and can be compared to the desired dimensions contained in the CAD data of a production part or assembly to determine whether the measured data conforms to such dimensional specifications.

•	FARO Arm: The articulated arm is designed with six or seven joints. The arm consists of aluminum links and rotating joints that are combined in different lengths and configurations, resulting in human arm-like characteristics. Each joint is instrumented with a rotational transducer, a device used to measure rotation, which is based on optical digital technology. The position and orientation of the probe in three dimensions is determined by applying trigonometric calculations at each joint. The position of the end of a link of the arm can be determined by using the angle measured and the known length of the link. Through a complex summation of these calculations at each joint, the position and orientation of the probe is determined.

•	FARO Laser Tracker: The laser tracker is a portable, high accuracy, three-dimensional coordinate measurement device, which has a measurement range of up to 230 feet. The tracker uses two rotary angular encoders and a laser-based distance measurement system to track and measure the position of a Retroreflector target. The measurement function is accomplished by a laser beam that is reflected from a retroreflecting target, typically a Spherically Mounted Retroreflector (SMR). The orientation of the tracker’s mechanical axis is continuously updated based on feedback from a position-sensing detector. The tracker determines the coordinates of the target by measuring two angles and a radial distance. The angles are measured by encoders mounted on the zenith and azimuth axes. The radial distance is measured by a fringe counting interferometer. The software on the controlling computer, CAM2® Measure, transforms this data into any user-defined coordinate system.

The Company’s products are the result of a successful integration of state-of-the-art developments in mechanical, optical and electronic hardware and applications software. The unique nature of the Company’s technical developments is evidenced by its numerous U.S. and international patents. The Company maintains low cost product design processes by retaining development responsibilities for all hardware, electronics and software.

Mechanical Hardware.

•	The articulated arm is designed to function in diverse environments and under rigorous physical conditions. The arm monitors its temperature to adjust for environments ranging from -10 degrees to +50 degrees Celsius. The arm is constructed of pre-stressed precision bearings to resist shock loads. Low production costs are attained by the proprietary combination of reasonably priced electromechanical components accompanied by the optimization and on-board storage of calibration data. Many of the Company’s innovations relate to the environmental adaptability of its products. Significant features include integrated counter-balancing, configuration convertibility and temperature compensation.

•	The laser tracker is designed to function in diverse environments and hard to reach locations. The infrared laser adds a Super ADM (Absolute Distance Measurement) measurement mode in which the user does not need to reset the tracker to a reference position following a break in the laser beam.

Electronics.    An on-board computer that is designed to handle complex analyses of data as well as communications with a variety of host computers processes the rotational information for each hardware device. The Company’s electronics are based on digital signal processing and surface mount technologies. The Company’s products meet all mandatory electronic safety requirements. Advanced circuit board development, surface mount production and automated testing methods are used to ensure low cost and high reliability.

Software.    CAM2 is a Windows-based family of programs written for the most recent PC-based technology. CAM2 has been entirely designed and programmed by the Company utilizing field input. CAM2 CADanalyser® is a family member for viewing, analyzing and browsing CAD files. CAM2 Measure® is a complete 3D measurement application written entirely on the ACIS CAD development platform. Family member CAM2 Automotive® is also a complete 3D measurement software designed for very large CAD files and for specific Automotive applications and is written using a FARO’s proprietary graphics display engine. Family member CAM2 SPC Process® is designed for plant wide dimensional data acquisition and presentation in classical SPC (Statistical Process Control) formats for plant-wide quality control. CAM2 Open Measure is a version of CAM2 Measure which can be adapted to any CAD platform. This permits CAD users to have a complete 3D measurement application operating on their native CAD platform.

All the CAM2 family members implement UNICODE standards for worldwide translation allowing the Company to create foreign language versions to enter international markets more effectively. The software is developed with the cooperation of diverse user sites and a well-developed system for tracking and implementing market demands. The Company’s software products are available in 8 languages worldwide.

Intellectual Property

The Company holds or has pending 29 patents in the United States. The Company also has 12 registered trademarks in the United States, 26 foreign registered trademarks, 6 trademark applications pending in the United States and 4 foreign trademark applications pending.

The Company relies on a combination of contractual provisions and trade secret laws to protect its proprietary information. There can be no assurance that the steps taken by the Company to protect its trade secrets and proprietary information will be sufficient to prevent misappropriation of its proprietary information or to preclude third-party development of similar intellectual property.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company’s products is difficult, particularly overseas, and the Company is unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

Manufacturing and Assembly

The Company manufactures its articulated arm products primarily at its headquarters in Lake Mary, Florida, with manufacture of its laser tracker products in Kennett Square, Pennsylvania. Some manufacturing also occurs in Europe. Manufacturing consists primarily of assembling components and subassemblies, purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. In limited circumstances, the Company performs in-house circuit board assembly and part machining.

“Quality” has rapidly emerged as a new emphasis in commerce and industry, and is a significant factor in international trade. The Company’s manufacturing, engineering and design headquarters have been registered to the ISO 9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as the business evolves and has chosen English as the standard business language for its operations. This decision is expected to significantly influence the Company’s operations and documentation globally. This has been done in concert with the ISO Standard Registrar, and is expected to increase customer confidence in the Company’s products and services worldwide.

The Company continues to achieve new levels of certification, achieving Accreditation to Guide 25 in May, 2000, and Registration to ISO/IEC 17025 in October, 2001. These global standards apply to the “Calibration and Certification of Measuring and Test Equipment”, and certify the organization’s level of training, procedures, and efficiency.

In July, 2002 the Company’s European Operations were registered to ISO 9001:2000. In addition the calibration and certification facilities in Europe were accredited to ISO 17025.

In October, 2002 the Company Headquarters completed the transition to the ISO 9001:2000 standard, and continued registration to ISO 17025 for Calibration and Certification Laboratories.

Competition

The broad market for measurement devices, which include hand-measurement tools, test fixtures and conventional, fixed-base CMMs, and portable measurement systems such as the Company’s products, is highly competitive. Manufacturers of hand-measurement tools and traditional CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these entities or others will not succeed in developing products or technologies that will directly compete with those of the Company. The market for measurement software to retrofit traditional CMMs, and for statistical process control is also highly competitive. The Company will be required to make continued investments in technology and product development to maintain its technological advantage over its competition. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company’s product development efforts will be sufficient to allow the Company to compete successfully as the industry evolves. The Company’s products compete on the basis of portability, accuracy, application features, ease-of-use, quality, price and technical support.

The Company’s significant direct competitors for its Control Station and related software are Romer SRL (France), Romer, Inc., a Cimcore Company (California), and Kosaka Laboratory Ltd. (Japan). In addition the Company is aware of a direct competitor in Germany, two direct competitors in Italy, and a direct competitor in the United Kingdom, each of which the Company believes currently has significantly less sales volume than the Company. However, there can be no assurance that these companies or other companies will not devote additional resources to the development and marketing of products that compete with those of the Company. With respect to the laser tracker market, Leica Geosystems (Switzerland) is the company’s only significant direct competitor. Leica Geosystems has the largest market share in the laser tracker market, is well established and is substantially larger and possesses substantially greater financial, technical, and marketing resources than the Company. As the market for portable coordinate measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

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

Backlog

At December 31, 2002, the Company had orders representing approximately $8.8 million in product sales outstanding. The majority of these specific orders were shipped by March 11, 2003, and, as of March 11, 2003, the Company had orders representing approximately $9.6 million in product sales outstanding. At December 31, 2001, the Company had orders representing approximately $706,000 in product sales outstanding.

The Company’s increased backlog is the result of the introduction of its new laser tracker and articulated arm product lines in 2002. The Company expects this backlog to decrease. The Company believes that substantially all of the outstanding sales orders as of March 11, 2003 will be billed during 2003.

Employees

At December 31, 2002, the Company had 291 full-time employees, consisting of 108 sales and marketing professionals, 61 production staff, 33 research and development staff, 45 administrative staff, and 44 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Management of the Registrant

The officers and key management personnel of the Company are as follows:

Name	Age	Principal Position
Simon Raab, Ph.D.	50	Chairman of the Board, Chief Executive Officer, and President
Gregory A. Fraser, Ph.D.	48	Executive Vice President, Secretary, and Treasurer
Joanne M. Karimi	44	Vice President of Human Resources
Allen Sajedi	43	Vice President and Chief Technical Officer
Wendelin K.J. Scharbach	47	Co-Managing Director of FARO Europe
Siegfried K. Buss	37	Co-Managing Director of FARO Europe

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

Joanne M. Karimi., has served as Vice President of Human Resources of the Company since July 2001 and as Director of Human Resource Systems since October 1998. Prior to that, Ms. Karimi served as Director of Human resources of the Disney Vacation Club, a unit of The Walt Disney Company. Ms. Karimi holds a MBA and a Bachelor’s Degree in Business Management from the University of West Florida.

Allen Sajedi has served as Vice President and Chief Technical Officer since 2002 and as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor’s Degree in Mechanical Engineering from McGill University, Montreal, Canada.

Wendelin K.J. Scharbach, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company’s principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Scharbach was Managing Director of CATS GmbH.

Siegfried K. Buss, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company’s principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Buss was Managing Director of CATS GmbH.

ITEM 2.    PROPERTIES.

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. This facility houses the Company’s U.S. sales and marketing, production, research and development, administrative staff, and customer service/application operations. Additionally, the Company has a leased facility consisting of 16,000 square feet located in Kennett Square, Pennsylvania. Such facility houses manufacturing operations of the laser tracker product lines.

The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 19,500 square feet. The Company also has a combined sales and research and development facility that is located in a leased building in Aveiro, Portugal containing approximately 2,800 square feet. The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as those needs develop.

The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

ITEM 3.    LEGAL PROCEEDINGS.

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The Company believes that SMX breached several of its representations and warranties to FARO in connection with the acquisition, and as a result, the Company has asserted indemnification and set-off claims against the former SMX shareholders, which include but are not limited to the shares being held in escrow. The representative for the former SMX shareholders has disclaimed any liability for these claims. There is no pending litigation for these claims. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a materially adverse effect on the Company’s business, financial condition or results of operations.

The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the last quarter of calendar 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER                      MATTERS.

The Company’s Common Stock, par value $.001 per share, began trading on the NASDAQ Stock Market in September 1997 under the symbol FARO. Before that date, there was no established public trading market for the Common Stock. The following table sets forth the high and low sale price of the Company’s Common Stock for its two most recent fiscal years:

	2002		2001
	High	Low	High	Low
First Quarter	3.500	1.530	4.375	2.188
Second Quarter	3.560	1.450	2.875	1.406
Third Quarter	2.169	1.060	2.984	1.594
Fourth Quarter	2.100	1.350	2.484	1.297

The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 11, 2003, the last sale price of the Company’s Common Stock was $2.56, and there were approximately 87 holders of record of Common Stock. The Company believes that there are approximately 1,300 beneficial owners of its Common Stock.

In 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of one million shares of the Company’s Common Stock. In 1998, the Company purchased 40,000 shares of its Common Stock in the open market under such stock repurchase plan. During the three years in the period ended December 31, 2002 the Company did not purchase any shares of its Common Stock in the open market.

ITEM 6.    SELECTED FINANCIAL DATA.

The operating results of SMX have been included in the consolidated statements effective January 16, 2002, the date of acquisition (See Acquisition of SMX above). The pro forma selected financial data is presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. The pro forma selected financial data has been prepared for comparative purposes only and do not purport to be indicative of the results of operations and financial position which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

	Years Ended December 31
	Pro Forma	Pro Forma (1)	Historical
	2002	2001	2002	2001	2000	1999		1998
Statement of Operations Data:
Sales	$46,374,076	$47,408,591	$46,246,372	$36,121,696	$40,912,663	$33,614,490		$27,787,877
Gross profit	25,162,134	24,625,944	25,136,763	21,817,613	26,164,035	19,453,522		16,496,564
Income (loss) from operations	(3,444,656)	(9,253,333)	(2,939,243)	(3,361,610)	(237,350)	(9,705,477	)(2)	(5,684,607)
Income (loss) before income taxes	(2,310,244)	(8,416,101)	(1,804,831)	(2,506,226)	464,198	(8,516,286)		(4,480,562)
Net income (loss)	(2,520,984)	(8,757,839)	(2,015,571)	(2,847,964)	39,517	(7,394,822)		(4,931,094)
Net income (loss) per common share:
Basic	$(0.21)	$(0.74)	$(0.17)	$(0.26)	$—	$(0.67	)$	(0.46)
Diluted	$(0.21)	$(0.74)	$(0.17)	$(0.26)	$—	$(0.67	)$	(0.46)
Weighted average common shares outstanding:
Basic	11,853,732	11,882,449	11,853,732	11,032,449	11,021,606	11,015,140		10,632,708
Diluted	11,853,732	11,882,449	11,853,732	11,032,449	11,094,144	11,015,140		10,632,708

	At December 31
	Pro Forma	Pro Forma (1)	Historical
	2002	2001	2002	2001	2000	1999		1998
Consolidated Balance Sheet Data:
Working capital	18,338,541	18,143,563	18,338,541	$22,303,204	$23,672,736	$24,869,844		$30,997,769
Total assets	45,194,780	44,441,451	45,194,780	39,654,124	44,699,274	42,103,912		49,120,147
Total debt	1,556,125	55,506	1,556,125	80,626	66,657	26,236		337,710
Total shareholders’ equity	33,383,649	32,488,788	33,383,649	32,336,461	35,955,453	36,599,346		45,375,391

(1)	The Pro forma statement of operations and balance sheet data reflects a charge to operations of $1.7 million to record amortization of intangible assets acquired (including $1.2 million for amortization of goodwill).
(2)	Includes a charge to write down development and core technology in the amount of $3.1 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

The Company designs, develops, markets and supports portable, software-driven, measurement systems that are used in a broad range of manufacturing and industrial applications. The Company’s principal products are the Control Station and the Control Station Pro measuring devices and their companion Soft Check Tool and CAM2 software, respectively, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company’s products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds 29 patents. The Company’s products have been purchased by approximately 2,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

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

Prior to 2002 the Company accounted for royalty revenues from these licensing agreements as “Other Income”. In 2002, the Company reclassified Royalty Revenues from “Other Income” to “Sales” on the basis that the licensing of technology is consistent with the Company’s main business of 3D measurement.

In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000 and Italy in 2001. International sales represented 57.0%, 59.1%, and 50.0% of sales in 2002, 2001, and 2000, respectively.

The Company derives revenues primarily from the sale of its measurement equipment, and its related multi-faceted Soft Check Tool and CAM2 software. Revenue related to these products is recognized upon shipment. Going forward, the Company expects to generate an increasing percentage of its revenue from the sale of its laser tracker product.

Historically, the Company’s sales growth has resulted from increased unit sales due to an expanded sales effort that included the addition of sales personnel and expanded promotional efforts. In 2000, the Company introduced The Control Station with SoftCheck Tools, new accessory items such as the FARO Rail, the FARO Powerhouse and new versions of all the members of the CAM2 software family. In January 2002, the Company acquired SpatialMetrix Corporation (“SMX”), a leading manufacturer and supplier of laser trackers and metrology software. The new generation laser tracker is a high-accuracy, portable 3-dimensional measurement technology.

In addition to providing a one-year basic warranty without additional charge, the Company offers its customers one and three-year extended maintenance contracts, which include on-line help services, software upgrades and hardware warranties. In addition, the Company sells training and technology consulting services relating to its products. The Company recognizes the revenue from extended maintenance contracts proportionately, in the same manner as costs are incurred for such revenues.

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

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company’s consolidated financial statements. In the normal course of business, the Company from time to time employs off-balance sheet financial instruments to hedge its exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts, and foreign currency options (see Foreign Exchange Exposure below).

During fiscal years 2002 and 2001, the Company’s sales growth has been adversely affected by the economic slowdown currently affecting the United States and Europe. This effect, however, was partially offset by sales growth resulting from the acquisition of SMX in January 2002. In 2001 the Company adopted a cost reduction plan, which continued into 2002. This plan included reducing discretionary spending, canceling certain non-strategic product developments, and a reduction of the company’s existing U.S. workforce, primarily in administration, research and development, and manufacturing.

New Products

The Company commenced shipments of its new generation laser tracker product line late in the third quarter of 2002. The Company also released a new generation of its FAROArm production under the names Platinum and Titanium. The arms replace previous generation arms that were released in 1998. The Company expects the new generation arms to allow the Company to maintain its market leadership in this segment of the portable measure market. Manufacture of both the new generation laser trackers and the new generation portable measurement arms involve both new and distinct manufacturing designs as well as innovative production processes when compared to the Company’s previous product offering.

Results of Operations

The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2002	2001	2000
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of Sales	45.6%	39.6%	36.0%

Gross margin	54.4%	60.4%	64.0%
Operating expenses:
Selling	30.0%	37.2%	34.3%
General and administrative	17.0%	16.1%	14.1%
Depreciation and amortization	5.0%	7.1%	7.2%
Research and development	8.7%	9.3%	8.7%
Employee stock options	—	—	0.3%

Total operating expenses	60.7%	69.7%	64.6%

Loss from operations	(6.3)%	(9.3)%	(0.6)%
Interest income	1.2%	2.5%	2.1%
Other income, net	1.3%	(0.1)%	(0.4)%
Interest expense	(0.1)%	—	—

Income (loss) before income taxes	(3.9)%	(6.9)%	1.1%
Income tax expense (benefit)	0.5%	0.9%	1.0%

Net income (loss)	(4.4)%	(7.9)%	0.1%

2002 Compared to 2001

Sales.    Sales increased by $10.1 million or 28.0%, from $36.1 million for the year ended December 31, 2001 to $46.2 million for year ended December 31, 2002. The increase resulted primarily from sales of the new laser product line in 2002. Geographically sales increased in all regions primarily due to sales of the new laser product line (United States increased $5.1 million or 34.5%, Europe increased $2.2 million or 15.4%, Japan increased $1.9 million or 111.8%, other foreign sales increased $900,000 or 16.4%). (See note 15 to the Financial Statements where “Other Foreign” includes approximately $800,000 of European Sales). Royalty income included in sales decreased by $20,000 from $1,010,000 for the year ended December 31, 2001 to $990,000 for the year ended December 31, 2002.

Gross profit.    Gross profit increased by $3.3 million or 15.1%, from $21.8 million for the year ended December 31, 2001 to $ 25.1 million for the year ended December 31, 2002. Gross margin decreased from 60.4% for the year ended December 31, 2001 to 54.4% for the year ended December 31, 2002. The decrease in gross margin was primarily a result of a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the new laser product line (see Acquisition of SMX above), the impact of the new laser product line acquired in January 2002 and, to a lesser extent, the new generation arm products introduced in the third quarter of 2002 (see New Products above). Gross margins on sales are expected to ultimately meet or exceed the Company’s historic levels once both production facilities are at full production levels. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in 2003.

Selling expenses.    Selling expenses increased by $456,000 or 3.4%, from $13.4 million for the year ended December 31, 2001 to $13.9 million for the year ended December 31, 2002. This increase was a result of higher sales commissions on higher sales in the U.S. ($1.0 million) and higher expenses in Japan ($382,000) offset largely by cost reduction measures implemented in the United States ($742,000) and Europe ($184,000). While an increase in total expenses was experienced in 2002 compared to 2001, this amount represents a decrease in the percentage of sales from 37.2% in 2001 to 30.0% in 2002.

General and administrative expenses.    General and administrative expenses increased by $2.1 million or 36.2% from $5.8 million for the year ended December 31, 2001 to $7.9 million for the year ended December 31, 2002. The increase was due to administrative expenses resulting from the integration of the former SMX in 2002 ($915,000), professional fees unrelated to SMX ($352,000), a provision for doubtful accounts receivable ($245,000) recorded in the second quarter of 2002 related to the recently acquired laser product line, and a shifting of personnel from Research and Development to Administrative positions ($549,000).

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $292,000, or 11.2%, from $2.6 million for the year ended December 31, 2001 to $2.3 million in 2002. Depreciation and amortization expenses in 2002 reflect the effect (approximately $740,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) partly offset by an increase in depreciation resulting from newly acquired assets in late 2002. See note 6 consolidated financial statement.

Research and development expenses.    Research and development expenses increased by $663,000, or 19.5%, from $3.4 million for the year ended December 31, 2001 to $4.0 million for the year ended December 31, 2002 principally as a result of research and development expenses of the new laser tracker product line ($1.6 million) offset in part by lower expenses for the new generation arm development in the US ($388,000) and shifting of personnel to administrative positions costs in Europe ($549,000—see General and Administrative expenses above).

Interest income.    Interest income decreased by $339,000, or 37.7%, from $900,000 for the year ended December 31, 2001 to $561,000 for the year ended December 31, 2002. The decrease was primarily attributable to lower interest bearing cash balances (see Liquidity and Capital Resources below) and lower interest rates prevailing in 2002.

Other income(loss).    Other income increased by $644,000, from $43,000 loss for the year ended December 31, 2001 to $601,000 in income for the year ended December 31, 2002 primarily due to foreign currency gains during the current year.

Income tax expense.    Income tax expense decreased by $131,000 from $342,000 for the year ended December 31, 2001 to $211,000 for the year ended December 31, 2002.

Net loss.    Net loss decreased by $800,000 from $2.8 million for the year ended December 31, 2001 to $2.0 million for the year ended December 31, 2002 primarily due to higher gross profit from increased sales and cost savings measures implemented in the US and Europe, partially offset by integration expenses of the Laser Division and reduced income tax expense.

2001 Compared to 2000

Sales.    Sales decreased $4.8 million, or 11.7%, from $40.9 million in 2000 to $36.1 million in 2001. The decrease resulted from lower sales in the U.S. ($5.7 million, or 27.9%, from $20.5 million to

$14.8 million) and Germany ($1.7 million, or 19.8%, from $8.6 million to $6.9 million), partially offset by increased sales in the remainder of the world (an increase of $2.5 million, or 21.0%, from $11.9 million to $14.4 million). The decrease in the U.S. primarily resulted from lower product unit sales resulting mainly from the slowing U.S. economy throughout 2001. The decrease in Germany reflects the adverse translation effect (approximately $700,000) of the stronger U.S. dollar in 2001. Royalty income included in Sales increased by $550,000 from $460,000 for the year ended December 31, 2000 to $1,010,000 for the year ended December 31, 2001.

Gross profit.    Gross profit decreased by $4.4 million, or 16.8%, from $26.2 million in 2000 to $21.8 million in 2001. Gross margin decreased to 60.4% in 2001 from 64.0% in 2000. The decrease in gross margin resulted primarily from downward pressure on unit prices in the U.S. and Europe and the translation effect of the stronger U.S. dollar on international sales.

Selling expenses.    Selling expenses decreased $598,000, or 4.3%, from $14.0 million in 2000 to $13.4 million in 2001. This decrease was primarily a result of lower selling expenses in the United States ($1.3 million) resulting from cost reduction efforts in the second half of 2001 and lower sales commissions on lower U.S. sales, the translation effect of the stronger U.S. dollar in 2001 (approximately $250,000), offset in part by higher expenses in Europe ($670,000) and Japan ($282,000), principally as a result of higher compensation and marketing expenses.

General and administrative expenses.    General and administrative expenses increased by $50,000, or 1.0%, from $5.8 million in 2000 to $5.8 million in 2001. The increase was due to new operations in Japan ($188,000), offset in part by lower expenses in the U.S. ($53,000) and Europe ($15,000) and the effect of the stronger U.S. dollar in 2001 (approximately $70,000).

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $372,000, or 12.8%, from $2.9 million in 2000 to $2.5 million in 2001 primarily as a result of assets becoming fully amortized in 2001.

Research and development expenses.    Research and development expenses decreased by $179,000, or 5.0%, from $3.5 million in 2000 to $3.4 million in 2001. The decrease was due to decline across many expense categories in Europe ($286,000) and the translation effect of the stronger U.S. dollar in 2001 ($50,000) on the European R&D expenses, offset in part by increase across many expense categories in the United States ($157,000).

Interest income.    Interest income increased by $40,000, from $860,000 in 2000 to $900,000 in 2001 primarily as a result of higher average principal amounts invested in 2001, including loans to SMX (see Liquidity and Capital Resources below).

Other income, net.    Net expenses decreased by $114,000 from $157,000 in 2000 to $43,000 in 2001. The decrease resulted principally from lower foreign exchange losses in Europe in 2001.

Income tax expense.    Income tax expense decreased by $83,000, from $425,000 in 2000 to $342,000 in 2001. The net tax expense resulted from an increase in the valuation allowance for the Company’s US deferred income tax assets offset by benefits realized by the utilization of German net operating loss carryforwards which were previously reserved. At December 31, 2001 the Company has deferred income tax assets of approximately $7.7 million (including $1.4 million related to the U.S. operations and $6.3 million related to foreign operations) which are offset by a valuation allowance of approximately $7.6 million. These deferred income tax assets are primarily attributable to net operating loss carryforwards and intangible assets for which future income tax benefits may be realized.

Net income (loss).    The Company’s net income (loss) decreased by $2.9 million, from net income of $40,000 in 2000 to a loss of $2.8 million in 2001 to due to the factors mentioned above.

Acquisition of SMX

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”), a leading manufacturer and supplier of laser trackers and targets, metrology software and contract inspection services, in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX, including approximately $2.9 million in financing provided by the Company to SMX prior to January 16, 2002.

The Company estimates that SMX had 35% of the installed laser tracker market. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company sells at competitive prices compared to both the previous generation SMX tracker, and competitor’s current products. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The operations of the new laser product line are contributing favorably to the Company’s revenue growth and, beginning in the third quarter of 2002, results of operations. The Company sold approximately $8.8 million in laser products and services in 2002 and expects to continue to ramp up sales of the laser tracker in 2003. The operating expenses of the new laser product line are, beginning in the third quarter of 2002, consistent with the Company’s historic operating expense ratios.

Liquidity and Capital Resources

Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at December 31, 2002 were $5.9 million, compared to $14.1 million at December 31, 2001. This significant ($8.2 million) reduction is primarily due to the acquisition of SMX in January 2002 and the related operating expenses for the year ending December 31, 2002.

We believe that our working capital, together with anticipated cash flow from our operations, will be sufficient to fund our long-term liquidity requirements. Our liquidity is not dependant upon the use of off-balance sheet financing arrangements, such as scrutinization of receivables or obtaining access to assets through special purpose entities.

For the year ended December 31, 2002, net cash used in operating activities was $5.0 million compared to $842,000 in 2001. Net cash used in operating activities was from increases in accounts receivable and inventories ($5.9 million) and a decrease in accounts payable ($1.8 million) offset by net profit before depreciation ($252,000) and provisions for expenses ($1.2 million) and other items ($1.2 million). Net cash used by investing activities for the year ended December 31, 2002 was $118,000 compared to net cash provided of $267,000 in 2001. The change in investing activities was due primarily to the acquisition of SMX. Net cash provided by financing activities for the year ended December 31, 2002 was $1.4 million compared to $9,000 in 2001. In 2002 a line of credit was utilized in the amount of $1.5 million. The Company invests excess balances in short-term investment-grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local governmental agencies.

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

The Company recently commenced shipments of its new generation laser tracker product line and released a new generation Platinum and Titanium advanced portable measure arm products (see New Products above). Manufacture of both the new generation laser trackers and the new generation portable measure arms involve new and distinct manufacturing designs, and production processes, when compared to the Company’s previous product offering. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in the fourth quarter.

The Company’s principal commitments at December 31, 2002 consisted of leases on its headquarters and regional offices (see Contractual Obligations and Commercial Commitments below). There were no material commitments for capital expenditures at that date. The Company believes that its cash, investments and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs at least through 2003.

Contractual Obligations and Commercial Commitments

The Company was a party to a term loan that expires in 2003, capital leases for automotive and other equipment with an initial term of 36 to 60 months and non-cancelable operating leases, including leases with related parties (see Note 8 of Notes to Consolidated Financial Statements) that expire on or before 2007.

Commitments under these agreements are as follows at December 31, 2002:

	Payments due under:			Total
Year	Term Loan	Capital Leases	Operating Leases
2003	$11,625	$37,825	$1,415,417	$1,464,867
2004	—	24,783	877,354	902,137
2005	—	14,684	516,316	531,000
2006	—	5,197	197,897	203,094
2007 and thereafter	—	2,364	17,440	19,804

Total	$11,625	$84,853	$3,024,424	$3,120,902

Critical Accounting Policies

In response to the SEC’S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The two accounting estimation processes discussed below are the Company’s process of recognizing research and development expenditures, and determining the allowances for both obsolete and slow-moving inventory and doubtful accounts receivable. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed 3 years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a write-down for impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

The reserve for obsolete and slow-moving inventory was $90,000, $298,000 and $418,000 at December 31, 2002, 2001 and 2000, respectively. The reserve for obsolete and slow-moving inventory is used to state the Company’s inventories at the lower of average cost or net realizable value. Since the amount of inventorial cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months nor sales forecasted for the next 12 months, therefore an allowance in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as slow-moving inventory with quantities of on hand greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months, and reserve such amount as is adequate to reduce the carrying value to net realizable value.

The Company performs ongoing evaluations of its customers and adjusts their credit ratings accordingly. The Company continuously monitors collections and payments from its customers and maintains a provision for un-collectable amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, the Company cannot guarantee this will continue in the future. The allowances recorded for 2002, 2001 and 2000 were approximately, $582,000, $311,000 and $30,000 respectively.

Transactions with Related and Other Parties

The Company leases its headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s President and Chief

Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has two five-year renewal options. Base rent under the lease was $397,000 for 2002. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor statistics consumer Price Index for all Urban Consumers.

In June 2000, the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former shareholders of CATS gmbh in the aggregate amount of $1.1 million (“the Loans”). The loans were made to fund the tax obligations incurred by the former CATS shareholders in connection with the Company’s acquisition of CATS gmbh in 1998. The Company agreed to the terms of the loans are part of the acquisition agreement for CATS gmbh. The Loans are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years. As collateral for the Loans, the former CATS shareholders pledged to the Company 177,074 shares of the Company’s Common Stock. The Loans are a non-recourse obligation of the former CATS shareholders.

The company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the company’s financial advisor in connection with the company’s acquisition in January, 2002 of SpatialMetriX, Inc. Stephen R. Cole, one of the Company’s directors and member of the Audit Committee, is the founding Partner and President of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $450,000 for its services, of which $302,000 was paid in 2002.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2003.

Conversion to the Euro

On January 1, 2002, certain member countries of the European Union adopted the Euro as their national currency. The transition period for the introduction of the Euro ended June 30, 2002. The adoption of the Euro did not have a material effect on the Company’s financial condition or results of operations.

Impact of Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (SFAS No. 121) but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends this reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this new Statement effective January 1, 2002.

In January 2001, the Company adopted FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of position. In September 2002, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.8 million at a base rate of 1.0444 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement does not qualify for special hedge accounting treatment, as it does not meet the specified criteria under SFAS 133. Therefore the changes in fair value are included in the determination of earnings.

In June 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), was issued stating that indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. The Company adopted this accounting standard on January 2, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have a material effect in its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect  of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation’s expanded disclosures will not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002, and are included in Note 1 to the consolidated financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference herein from the section of this Report in Part II, Item 7, under the captions “Foreign Exchange Exposure”, “Inflation” and “Conversion to the Euro Currency” above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT’S REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FARO Technologies, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Orlando, Florida

March 19, 2003

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,023,614	$7,238,564
Short term investments (Note 1)	1,437,537	4,744,559
Accounts receivable, net of allowance (Note 4)	14,236,160	9,385,568
Income taxes refundable	—	545,118
Inventories, net (Note 5)	9,126,857	5,575,793
Prepaid expenses and other current assets	1,142,576	1,851,003
Deferred income taxes	—	76,418

Total current assets	29,966,744	29,417,023

PROPERTY AND EQUIPMENT—at cost:
Machinery and equipment	5,338,681	4,038,582
Furniture and fixtures	1,342,207	1,313,809
Leasehold improvements	332,082	139,555

Total	7,012,970	5,491,946
Less accumulated depreciation	(4,995,111)	(3,945,247)

Property and equipment, net	2,017,859	1,546,699

INTANGIBLE ASSETS—net (Note 6)	11,542,489	2,632,791
INVESTMENTS (Note 1)	427,478	2,129,679
NOTES RECEIVABLE (Note 2)	1,240,210	3,927,932

TOTAL ASSETS	$45,194,780	$39,654,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)	$49,450	$25,120
Amounts due under credit line	1,459,647	—
Accounts payable	4,781,243	2,937,271
Accrued liabilities (Note 7)	3,202,231	3,064,463
Income taxes payable	106,954	—
Current portion of unearned service revenues	1,930,736	855,120
Customer deposits	97,942	231,845

Total current liabilities	11,628,203	7,113,819
OTHER LONG-TERM LIABILITIES (Note 8)	182,928	203,844

Total liabilities	11,811,131	7,317,663

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Class A preferred stock—par value $.001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—par value $.001, 50,000,000 shares authorized, 11,931,726 and 11,075,252 issued; 11,891,726 and 11,035,252 outstanding, respectively	11,932	11,075
Additional paid-in capital	49,462,548	47,704,087
Unearned compensation	(14,768)	(109,000)
Accumulated deficit	(14,131,669)	(12,116,098)
Other comprehensive loss	(1,793,769)	(3,002,978)
Common stock in treasury, at cost—40,000 shares	(150,625)	(150,625)

Total shareholders’ equity	33,383,649	32,336,461

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,194,780	$39,654,124

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
SALES	$46,246,372	$36,121,696	$40,912,663
COST OF SALES	21,109,609	14,304,083	14,748,628

Gross profit	25,136,763	21,817,613	26,164,035

OPERATING EXPENSES
Selling	13,891,917	13,436,209	14,033,725
General and administrative	7,873,338	5,812,803	5,763,040
Depreciation and amortization	2,267,763	2,559,495	2,931,546
Research and development	4,033,462	3,370,716	3,549,670
Employee stock options (Note 12)	9,526	—	123,404

Total operating expenses	28,076,006	25,179,223	26,401,385

LOSS FROM OPERATIONS	(2,939,243)	(3,361,610)	(237,350)
OTHER INCOME (EXPENSE)
Interest income (Note 1)	561,112	900,281	860,254
Other income, net	601,336	(43,150)	(157,372)
Interest expense	(28,036)	(1,747)	(1,334)

INCOME (LOSS) BEFORE INCOME TAXES	(1,804,831)	(2,506,226)	464,198
INCOME TAX EXPENSE (Note 10)	210,740	341,738	424,681

NET INCOME (LOSS)	$(2,015,571)	$(2,847,964)	$39,517

NET INCOME (LOSS) PER SHARE—BASIC	$(0.17)	$(0.26)	$—

NET INCOME (LOSS) PER SHARE—DILUTED	$(0.17)	$(0.26)	$—

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
	Shares	Amounts
BALANCE, JANUARY 1, 2000	11,059,510	$11,060	$47,544,844	$(123,404)	$(9,307,651)	$(1,374,878)	$(150,625)	$36,599,346
Net Income					39,517			39,517
Currency translation adjustment, net of tax						(832,035)		(832,035)

Comprehensive loss								(792,518)
Issuance of common stock	5,715	6	25,215					25,221
Amortization of unearned compensation				123,404				123,404

BALANCE, DECEMBER 31, 2000	11,065,225	$11,066	$47,570,059	$—	$(9,268,134)	$(2,206,913)	$(150,625)	$35,955,453
Net loss					(2,847,964)			(2,847,964)
Currency translation adjustment, net of tax						(796,065)		(796,065)

Comprehensive loss								(3,644,029)
Options granted subject to variable accounting			109,000	(109,000)				—
Issuances of common stock	10,027	9	25,028					25,037

BALANCE, DECEMBER 31, 2001	11,075,252	$11,075	$47,704,087	$(109,000)	$(12,116,098)	$(3,002,978)	$(150,625)	$32,336,461
Net loss					(2,015,571)			(2,015,571)
Currency translation adjustment, net of tax						1,209,209		1,209,209

Comprehensive loss								(806,362)
Options subject to variable accounting			(84,706)	84,706				—
Amortization of Unearned Compensation				9,526				9,526
Issuance of common stock in connection with the acquisition of SMX	850,000	850	1,826,650					1,827,500
Issuance of common stock	6,474	7	16,517					16,524

BALANCE DECEMBER 31, 2002	11,931,726	$11,932	$49,462,548	$(14,768)	$(14,131,669)	$(1,793,769)	$(150,625)	$33,383,649

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,015,571)	$(2,847,964)	$39,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267,763	2,559,495	2,931,546
Foreign currency gains	(184,027)	—	—
Inventory write-down	729,286	—	—
Provision for bad debts	582,463	310,981	30,271
Provision for inventory losses	663,269	856,551	300,955
Deferred income taxes	76,418	802,722	(127,139)
Employee stock options	9,526	—	123,404
Change in operating assets and liabilities:
Accounts receivable	(2,514,764)	197,437	(946,693)
Income taxes refundable	545,118	(545,118)	234,470
Inventories	(3,382,190)	(178,323)	(549,516)
Prepaid expenses & other current assets	468,205	(796,145)	(586,176)
Accounts payable and accrued liabilities	(1,805,060)	(894,764)	2,095,884
Income taxes payable	106,953	(684,409)	684,409
Unearned revenues	404,530	268,794	436,132
Customer deposits	(947,999)	108,249	55,817

Net cash provided by (used in) operating activities	(4,996,080)	(842,494)	4,722,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SMX	(3,028,615)	—	—
Cash from investments	5,009,223	6,250,000	6,690,000
Purchases of investments	—	(2,150,029)	(7,422,252)
Investment in notes receivable	—	(2,799,086)	(1,001,593)
Purchases of property and equipment, net	(1,287,317)	(788,168)	(1,197,532)
Investment in intangible assets	(810,895)	(245,694)	(120,264)

Net cash provided by investing activities	(117,604)	267,023	(3,051,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,459,647	—	—
Payments of long-term debt and notes payable	(30,889)	(16,497)	(14,070)
Proceeds from issuance of stock—net	16,524	25,037	25,221

Net cash provided by financing activities	1,445,282	8,540	11,151

Effect of exchange rate changes on cash	453,452	(223,823)	(161,035)

INCREASE (DECREASE) IN CASH	(3,214,950)	(790,754)	1,521,356
CASH, BEGINNING OF PERIOD	7,238,564	8,029,318	6,507,962

CASH, END OF PERIOD	$4,023,614	$7,238,564	$8,029,318

See accompanying notes to condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

Principles of Consolidation—The consolidated financial statements include the accounts of FARO Technologies, Inc. and all majority-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive (loss) income.

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized in proportion to maintenance costs projected to be incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as received. Amounts representing royalties for the current year and not received as of year end, are estimated as due (based on historical data) and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

Investments—Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none has maturities exceeding two years).

Investments consisted of the following:

	December 31
	2002	2001
Government agency securities	$—	$2,032,679
Corporate bonds	427,478	—
Certificates of deposit	—	97,000

	$427,478	$2,129,679

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management determines the appropriate classification of its short term investments and investments in debt securities at the time of the purchase and reevaluates such determinations at each balance sheet date. All investments in debt securities are classified as held to maturity as the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in other income in the consolidated statements of operations. The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. The gross unrealized gain on all held to maturity debt securities was approximately $13,000 and $123,000 at December 31, 2002 and 2001, respectively.

Inventories—Inventories are stated at the lower of average cost or net realizable value. In order to achieve a better matching of production costs with the revenues generated in production, certain fixed overhead costs and certain general and administrative costs that are related to production are capitalized into inventory when they are incurred and are charged to cost of sales as product costs at the time of sale. Shipping and handling costs are classified as a component of Cost of Sales in the Consolidated Statements of Operations.

Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins.

Property and Equipment—Property and equipment are recorded at cost. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the various classes of assets as follows:

Machinery and equipment	2 to 5 years
Furniture and fixtures	3 to 10 years

Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease.

Intangibles—Goodwill represents the excess of purchase price over the fair value of businesses acquired and was amortized on a straight-line basis over 5 years through December 31, 2001. Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with the provisions of SFAS No. 142 (see Recently Adopted Accounting Standards below).

Other acquired intangibles principally include core technology, existing product technology and customer relationships that arose in connection with the acquisition of CATS. Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of primarily 3 to 5 years.

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

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents, which is 17 years. Other intangibles are amortized over periods ranging from 3 to 5 years.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. The Company adopted this accounting standard on January 2, 2002.

The table below sets forth what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

	For the Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(2,015,571)	$(2,847,964)	$39,517
Add back: Goodwill amortization	—	740,946	722,509

Adjusted net income (loss)	$(2,015,571)	$(2,107,018)	$762,026

Basic earnings per share
Reported net income (loss)	$(0.17)	$(0.26)	$0.00
Goodwill amortization	—	0.07	0.07

Adjusted net income (loss)	$(0.17)	$(0.19)	$0.07

Diluted earnings per share
Reported net income (loss)	$(0.17)	$(0.26)	$0.00
Goodwill amortization	—	0.07	0.07

Adjusted net income (loss)	$(0.17)	$(0.19)	$0.07

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement 142. Statement 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for all business combinations initiated after June 30, 2001.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, foreign exchange rate agreements, and accounts payable. The carrying amounts of such financial instruments approximate their fair value.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 13.

Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented more than 6.0% of the Company’s total sales for the years ended December 31, 2002, 2001 and 2000.

Stock-Based Compensation—In accordance with Statement of Financial Accounting Standards (“SFAS” No. 123), “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principle Board (APB) Opinion No. 25 with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

In April 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. During 2001, certain options to purchase common stock were effectively re-priced and will be accounted for as variable plan options. Such accounting could result in future charges to earnings (see Note 12).

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets—Long-lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future discounted or undiscounted cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 2 regarding the impairment of certain developed and core technology.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards—In January 2001, the Company adopted FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of position. In September 2002, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.8 million at a base rate of 1.0444 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement does not qualify for special hedge accounting treatment, as it does not meet the specified criteria under SFAS 133. Therefore the changes in fair value are included in the determination of earnings.

This foreign exchange rate agreement set to expire in September 2003 was terminated in December 2002. During the year ended December 31, 2002, the Company recognized a loss of $105,000 related to the change in fair value and the subsequent termination of the foreign exchange rate agreement. This loss is included in “Other Income.”

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement 142. Statement 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for all business combinations initiated after June 30, 2001.

In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), was issued stating that indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. The Company adopted this accounting standard on January 1, 2002. The effect of the adoption

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulted in a decrease to depreciation and amortization of approximately $740,000 for the year ended December 31, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have a material effect in its financial position or results of operations.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS No. 121) but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends this reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of this standard has not had a material impact on the financial position or results of operation.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect  of adoption of SFAS 146 will be a charge on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modified after December 31, 2002. The interpretations’s expanded disclosures will not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

Reclassification—Certain 2001 and 2000 amounts have been reclassified to conform to 2002 classifications.

2.    ACQUISITION

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”) in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The transaction was recorded utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” SMX was a manufacturer and supplier of laser trackers and metrology software. SMX’s previous generation laser tracker, which was introduced in 1996, was sold until September 2001. SMX halted production and sale of its earlier generation laser tracker in September 2001. The Company exercised its contractual right to acquire SMX only after the successful design by SMX of a new generation laser tracker, which the Company sells at competitive prices compared to both the previous generation SMX tracker, and competitor’s current products.

The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

Tangible assets	$3,723,000
Intangible assets:
Purchased Technology	1,500,000
Patents and licenses	500,000
Goodwill	7,243,000
Liabilities assumed	(5,778,000)

$7,188,000

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of SMX have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro forma results of operations for the year ended December 30, 2002 and 2001 are presented for informational purposes assuming that the Company had acquired SMX as of January 1, 2001. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Year ended December 31
	2002	2001
Revenues	$46,374,076	$47,408,591
Net loss	$2,520,984	$(8,757,839)
Loss per share:
Basic	$(0.21)	$(0.74)
Diluted	$(0.21)	$(0.74)

3.    SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31
	2002	2001	2000
Cash paid for interest	$22,927	$1,747	$1,334
Cash paid for income taxes	0	673,787	54,000
Non cash investing and financing activities:
Fixed assets acquired under capital lease obligations	42,376	33,041	55,795
Issuance of common stock in connection with the SMX acquisition	1,827,500	—	—
Conversion of SMX notes receivable in connection with SMX acquisition	2,875,000	—	—

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31
	2002	2001	2000
Balance, beginning of year	$339,715	$353,514	$334,612
Provision	582,643	310,981	30,271
Amounts written off	(70,326)	(324,780)	(11,369)

Balance, end of year	$851,852	$339,715	$353,514

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INVENTORIES

Inventories, net consist of the following:

	December 31
	2002	2001
Raw materials	$3,214,119	$496,298
Work-in-process	1,580,667	1,875,912
Finished goods	793,094	341,348
Sales demonstration	3,538,977	2,862,235

	$9,126,857	$5,575,793

The allowance for obsolete and slow-moving inventory is as follows:

	Years ended December 31
	2002	2001	2000
Balance, beginning of year	$297,508	$417,930	$1,080,815
Charges to Cost of Sales	663,269	856,551	300,955
Amounts written off	(870,808)	(976,973)	(963,840)

Balance, end of year	$89,969	$297,508	$417,930

6.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31
	2002	2001
Goodwill	$9,559,888	$2,770,670
Existing product technology	3,777,842	4,589,775
Customer relationships	1,055,451	477,842
Product design costs	3,704,377	341,948
Patents	2,041,979	1,225,815
Other	884,472	131,033

Total	21,024,009	9,537,083
Accumulated amortization	(9,481,520)	(6,904,292)

Intangible assets—net	$11,542,489	$2,632,791

Amortization expense was $1,156,668, $1,557,819, and $2,062,293 in 2002, 2001, and 2000, respectively. Effective January 1, 2002, the Company stopped amortizing certain indefinite-lived intangibles. This resulted in a decrease in amortization expense of approximately  $740,000. The estimated amortization expense for each of the five succeeding fiscal years is as follows: 2003—$746,000; 2004—$496,000; 2005—$495,000; 2006—$488,000; 2007—$486,000.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31
	2002	2001
Accrued compensation and benefits	$1,173,438	$1,060,378
Accrued royalties and warranties	114,328	138,200
Other accrued liabilities	1,914,465	1,865,885

	$3,202,231	$3,064,463

8.    NOTES PAYABLE AND DEBT

The Company has available lines of credit aggregating $1,500,000. Drawings under the lines of credit bear interest at a rate equivalent to a 30-day commercial paper plus 2.75%. At December 31, 2002, borrowings under the lines of credit aggregated $1,459,647. There were no amounts outstanding under the line of credit at December 31, 2001.

Debt consists of the following:

	December 31
	2002	2001
4-year, 5.9% automobile loan	$11,625	$12,887
Obligations under capital leases	84,853	67,739

Total	96,478	80,626
Less current portion	(49,450)	(25,120)

	$47,028	$55,506

Long-term debt of $47,028 and $55,506 is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and 2001, respectively. Long-term debt at December 31, 2002 is due as follows: 2004—$24,783; 2005—$14,684; 2006—$5,197; and thereafter $2,364.

In 1999, a subsidiary financed the purchase of a motor vehicle with a term loan that expires in 2003. Additionally, in 2000 the Company’s Japanese subsidiary entered into capital leases for automotive and other equipment with an initial term of 36 to 60 months. The present value of the minimum lease payments due under the lease agreements is included in Long-term debt.

9.    RELATED PARTY TRANSACTIONS

Related Party Lease—The Company leases its plant and office building from Xenon Research, Inc. (“Xenon”), a 25.3% shareholder. Pursuant to the terms of the lease agreement, which expires in 2006, the Company has a five-year renewal option. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $398,000 in 2002, $391,000 in 2001, and $355,000 in 2000.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Loans—On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million (“the Loans”). The Loans outstanding are for a term of three years, at an interest rate of approximately 4.7%, and grant the borrowers an option to extend the term for an additional three years.

Related party consulting services—The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company’s financial advisor in connection with the Company’s acquisition in January, 2002 of SpatialMetrix, Inc. Stephen R. Cole, one of the Company’s directors and member of the audit committee, is the founding partner and president of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $450,000 for its services, of which $302,000 was paid in 2002.

10.    INCOME TAXES

(Loss) income before taxes consisted of the following:

	Years ended December 31
	2002	2001	2000
Domestic	$(1,349,335)	$(2,229,358)	$1,814,032
Foreign	(455,496)	(276,868)	(1,349,834)

(Loss) income before income taxes	$(1,804,831)	$(2,506,226)	$464,198

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31
	2002	2001	2000
Current:
Federal	$119,076	$(460,984)	$503,000
State	15,244	—	48,820

	134,320	(460,984)	551,820

Deferred:
Federal	71,708	731,704	(115,891)
State	4,712	71,018	(11,248)

	76,420	802,722	(127,139)

	$210,740	$341,738	$424,681

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000, differ from the amount computed by applying the federal statutory corporate rate to (loss) income before income taxes. The differences are reconciled as follows:

	Years ended December 31
	2002	2001	2000
Tax (benefit) expense at statutory rate	$(510,740)	$(775,605)	$157,827
State income taxes, net of federal benefit	(32,078)	(73,568)	55,155
Foreign tax rate difference	638,794	194,430	28,551
Research and development credit	(157,177)	(159,160)	(134,638)
Nondeductible items	27,134	33,356	36,684
Change in deferred tax asset valuation allowance	244,807	1,092,132	430,392
Other	—	30,153	(149,290)

Total income tax expense	$210,740	$341,738	$424,681

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2002	2001
Net deferred income tax asset—Current
Product design costs	$(89,897)	$(41,880)
Tax credits	503,850	382,315
Other	468,900	240,408
Valuation allowance	(882,853)	(504,425)

Net deferred income tax asset—Current	$—	$76,418

Net deferred income tax asset—Non-current
Depreciation	$426,909	$411,803
Employee stock options	183,348	183,348
Unearned service revenue	313,753	169,362
Intangible assets	2,941,665	3,227,871
Carryforwards	3,080,466	3,087,378
Valuation allowance	(6,946,141)	(7,079,762)

Net deferred income tax asset—Non current	$—	$—

At December 31, 2002, the Company’s domestic entities had deferred income tax assets in the amount of $1,806,863. For financial reporting purposes a valuation allowance of $1,806,863 was set up during the year to appropriately reflect the portion of the deferred tax asset that is more likely than not to be realized.

At December 31, 2002, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry-forwards, which do not expire, and intangible assets of $3,080,466, and $2,941,665, respectively. For financial reporting purposes, a valuation allowance of $6,022,131 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    COMMITMENTS AND CONTINGENCIES

Leases—The following is a schedule of future minimum lease payments required under non-cancelable operating leases, including leases with related parties (see Note 9), in effect at December 31, 2002:

Year Ending December 31	Amount
2003	$1,415,417
2004	877,354
2005	516,316
2006	197,897
2007 and thereafter	17,440

Total future minimum lease payments	$3,024,424

Rent expense for 2002, 2001, and 2000, was approximately $1,004,000 $1,101,000, and $1,120,000, respectively.

Litigation—The Company is not involved in any pending legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

12.    STOCK OPTION PLANS

The Company has three stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1993 Stock Option Plan (“1993 Plan”) and the 1997 Employee Stock Option Plan (“1997 Plan”) provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors.

The Company is authorized to grant options for up to 703,100 shares of Common Stock under the 1993 Plan, of which 70,011 options are currently outstanding at exercise prices between $.36 and $3.60. These options vest over primarily 3 and 4-year periods. The Company is also authorized to grant options for up to 1,400,000 shares of Common Stock under the 1997 Plan, of which 1,331,502 options are currently outstanding at exercise prices between $1.50 and $10.34 (for those meant to qualify for treatment as incentive stock options). These options vest over a three-year period. The Company is also authorized to grant up to 250,000 shares of Common Stock under the 1997 Non-employee Director Plan of which 153,000 options are currently outstanding at exercise prices between $2.21 and $4.48. Each non-employee director is granted 3,000 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three-year period.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 1997 Non-Employee Directors’ Fee Plan, under which the Company is authorized to issue up to 250,000 shares of Common Stock, permits non-employee directors to elect to receive directors’ fees in the form of Common Stock rather than cash. Common Stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the Common Stock for the five trading days immediately preceding the last business day of the quarter.

In the fourth quarter of 2001, the Company cancelled approximately 548,000 “out of the money” options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 91,000 options granted in 2001, under the 1997 Plan and to holders of some of the options cancelled, were subjected to variable accounting treatment. Under FIN No. 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the Company’s common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period.

Compensation costs charged to operations associated with the Company’s stock option plans were $9,526, $0 and $123,404 in 2002, 2001 and 2000, respectively. Compensation cost was based on the difference between the value of the stock, at date of grant, and its exercise price multiplied by the number of shares vested in each year.

A summary of stock option activity and weighted average exercise prices follows:

	Years Ended December 31,
	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	949,498	$4.19	1,291,315	$8.61	1,140,686	$9.79
Granted	958,945	2.20	334,000	1.77	260,050	2.70
Cancelled			(548,074)	12.45	—
Forfeited	(352,930)	8.32	(123,197)	7.60	(108,249)	6.63
Exercised	(1,000)	0.36	(4,546)	0.36	(1,172)	3.60

Outstanding at end of year	1,554,513	2.41	949,498	4.19	1,291,315	8.61

Outstanding exercisable at year-end	701,042	$2.77	474,464	$6.32	881,640	$10.23
Weighted-average fair value of options granted during the year	$1.25		$1.00		$1.63

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock options outstanding and exercisable as of December 31, 2002 follows:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Options Exercisable
$0.36 to $1.50	258,012	8.33	100,879
$1.51-$2.20	296,945	9.45	58,739
$2.21-$2.40	420,000	7.12	91,250
$2.41-$3.00	336,850	7.97	212,136
Over $3.00	242,706	3.58	238,038

	1,554,513		701,042

Remaining non-exercisable options as of December 31, 2002 become exercisable as follows:

Years Ending December 31	Amount
2003	360,504
2004	299,993
2005	192,974

853,471

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net (loss) income
As reported	$(2,015,571)	$(2,847,964)	$39,517
Pro forma	(2,392,846)	(3,173,944)	(943,306)
Loss per share—Basic
As reported	$(0.17)	$(0.26)	$—
Pro forma	(0.21)	(0.29)	(0.09)
Loss per share—Diluted
As reported	$(0.17)	$(0.26)	$—
Pro forma	(0.21)	(0.29)	(0.09)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.51% to 5.13%	3.60% to 6.72%	4.44% to 6.72%
Expected dividend yield	0%	0%	0%
Expected option life	3-10 years	1-10 years	3-10 years
Stock price volatility	62.30%	62.50%	65.30%

The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net (loss) income and income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    LOSS PER SHARE

A reconciliation of the number of common shares used in calculation of basic and diluted loss per share (“LPS”) is presented below:

	Years Ended December 31,
	2002		2001		2000
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic LPS	11,853,732	$(0.17)	11,032,449	$(0.26)	11,021,606	$0.00
Effect of Dilutive Securities:
Stock Options					72,538

Diluted LPS	11,853,732	$(0.17)	11,032,449	$(0.26)	11,094,144	$0.00

The effect of 92,532 and 123,454 dilutive securities is not included in the computations for the years 2002 and 2001 respectively, because to do so would be antidilutive.

14.    EMPLOYEE RETIREMENT BENEFITS PLAN

The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant’s account but cannot exceed 6% of compensation. Costs charged to operations in connection with the Plan during 2002, 2001 and 2000 aggregated $102,900, $83,400 and $35,000, respectively.

15.    SEGMENT GEOGRAPHIC DATA

The Company develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents approximately 98% of consolidated sales. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area. The Company has aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the methods used to distribute the Company’s products.

The following table presents information about the Company by geographic area:

	December 31,
	2002		2001		2000
	Sales	Long-lived Assets	Sales	Long-lived Assets	Sales	Long-lived Assets
United States	$19,877,629	$11,561,939	$14,764,091	$2,058,163	$20,457,634	$2,326,790
Germany	7,640,931	1,597,349	6,936,796	1,944,642	8,557,809	3,385,662
France	3,199,462	14,395	3,128,551	6,842	2,927,787	9,136
Japan	3,599,084	148,495	1,701,635	91,737	—	—
United Kingdom	3,591,080	3,957	2,973,442	—	2,603,297	—
Other Foreign	8,338,186	234,213	6,617,181	78,106	6,366,136	136,031

	$46,246,372	$13,560,348	$36,121,696	$4,179,490	$40,912,663	$5,857,619

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographical sales information presented above represents sales to customers located in each respective country whereas the long-lived assets information represents assets held in the respective countries.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Sales	$8,721,611	$10,309,596	$12,104,695	$15,110,470
Gross profit	4,892,979	5,101,870	6,551,955	8,589,959
Net income (loss)	(1,652,763)	(2,006,136)	71,995	1,571,333
Net income (loss) per share:
Basic	$(0.14)	$(0.17)	$0.01	$0.13
Diluted	$(0.14)	$(0.17)	$0.01	$0.13

Quarter Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Sales	$8,504,530	$8,468,631	$8,740,886	$10,407,649
Gross profit	5,065,003	5,004,830	5,624,500	6,123,280
Net income (loss)	(1,127,255)	(1,583,284)	(699,035)	561,610
Net income (loss) per share:
Basic	$(0.10)	$(0.14)	$(0.06)	$0.05
Diluted	$(0.10)	$(0.14)	$(0.06)	$0.05

Royalty Income has been reclassified from “Other Income” to “Sales”. The amount reclassified by quarter is as follows: 2002-Q1 $132,000, Q2 $193,000, Q3 $288,000, Q4 $379,941; 2001-Q1 $99,000, Q2 $203,500, Q3 $324,000, and Q4 $381,600.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the Items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information to be set forth under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information concerning the Company’s executive officers required by this Item is incorporated by reference herein from the section of this Report in Part I, Item 1, entitled “Management of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION.

The information to be set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption “Compensation Committee Report on Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners and management to be set forth under the caption “Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information to be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

The Company currently has in place systems relating to internal controls and procedures with respect to its financial information. Management periodically reviews and evaluates these internal control systems with its internal auditors and its independent accountants. The Company has completed such a review and evaluation in connection with the preparation of this Annual Report. The Company has determined that there have been no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to its most recent evaluation. While the Company believes its internal controls are effective, the Company cannot provide assurance that the current internal controls will not change in the future to reflect potentially new rules of the SEC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of this Report.    The following documents are filed as part of this Report:

(1) Financial Statements.    Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Ernst & Young LLP, Independent Certified Public Accountants, filed as part of this Form 10-K. Additionally, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, are the audited financial statements of SpatialMetrix Corporation (“SMX”) for each of the two years in the period ended December 31, 2001.

(2) Financial Statement Schedules.    Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.2	1997 Employee Stock Option Plan (Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.3	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.4

Amended and Restated Loan Agreement dated as of June 20, 2000, between the Registrant and Wendelin Scharbach, together with a Promissory Note, Stock Pledge Agreement, and Affidavit and Indemnity Agreement in the forms attached hereto a Exhibits A, B, and C thereto.

10.5

Amended and Restated Loan Agreement dated as of June 20, 2000, between the Registrant and Sigfried Buss, together with a Promissory Note, Stock Pledge Agreement, and Affidavit and Indemnity Agreement in the forms attached hereto a Exhibits A, B, and C thereto.

Exhibit No.	Description

10.6

[WCMA Note, Loan and Security Agreement, dated April 23, 1997, between the Registrant and Merrill Lynch Business Financial Services, Inc. (Filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)]

10.7

Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger to FARO Medical Technologies (U.S.), Inc.) and Xenon Research, Inc. (Filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.8

Nonexclusive Unique Application Reseller Agreement, dated September 9, 1996, between the Registrant and Autodesk, Inc. (Filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.9

Form of Patent and Confidentiality Agreement between the Registrant and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10

Nonexclusive Unique Application Reseller Agreement, dated as of March 1, 1998, between the Registrant and Autodesk, Inc. (Filed as Exhibit 10.11 to Registrant’s Form 10-K for calendar year 1997, No. 0-23081, and incorporated herein by reference)

10.11

First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant (as successor by merger to FARO Medical Technologies (US), Inc.) and Xenon Research, Inc., (Filed as Exhibit 10.12 to Registrant’s Form 10-K for calendar year 1997, No. 0-23081 and incorporated herein by reference)

10.12	WCMA Line of Credit No. 740-07K27 dated May 30, 2002 between the Registrant and Merrill Lynch Business Financial Services, Inc. (Filed herewith)

10.13

Agreement and Plan of Merger dated September 14, 2001, as amended, between the Registrant and Spatialmetrix Corporation (Filed as Exhibit 2.1 to Registrant’s Current report on Form 8-K dated January 16, 2002 and incorporated herein by reference)

21.1	List of Subsidiaries (Filed as Exhibit 21.1 to Registrant’s Form 10-K for calendar year 2001. No. 0-23081 and incorporated herein by reference)

23.1	Consent of Ernst & Young LLP (Filed herewith)

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

Exhibit No.	Description

99.1	Properties (Filed as Exhibit 99.1 to Registrant’s Form 10-K for calendar year 2001. No. 0-23081 and incorporated herein by reference)

99.2

Audited Financial Statements of SpatialMetrix Corporation for the two years in the period ended December, 31, 2001 (Filed as Exhibit 99.2 to Registrant’s Form 10-K for calendar year 2001, No. 0-23081 and incorporated herein by reference)

99.3	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.4	Written Statement of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FARO TECHNOLOGIES, INC.

By:	/s/ GREGORY A. FRASER
Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: March 28, 2003

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

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer), and Director	March 28, 2003

/s/ GREGORY A. FRASER Gregory A. Fraser	Executive Vice President, Secretary, Treasurer, and Director	March 28, 2003

/s/ HUBERT D’AMOURS Hubert d’Amours	Director	March 28, 2003

/s/ STEPHEN R. COLE Stephen R. Cole	Director	March 28, 2003

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	March 28, 2003

/s/ ANDRE JULIEN Andre Julien	Director	March 28, 2003

/s/ JOHN CALDWELL John Caldwell	Director	March 28, 2003