Form 10-K/A
period 2002-12-31
FARO TECHNOLOGIES INC
filed 2003-03-31
CIK 917491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 11, 2003, there were outstanding 11,891,726 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the NASDAQ National Market as of June 28, 2002 was $13,049,034.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders	Part III, Items 10-13

Amendment No. 1 to the Form 10-K Filed by FARO Technologies, Inc. on March 27, 2003

Explanatory Note:

This form 10-K/A is being filed for the sole purpose of (1) filing the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act and (2) amending exhibits 99.3 and 99.4 to the Form 10-K filed by the Registrant on March 27, 2003. The certificates were inadvertently omitted from the Registrant’s 10-K previously filed with the Securities and Exchange Commission on March 27, 2003. There have been no other changes from the original Form 10-K filed with the Securities and Exchange Commission on March 27, 2003. This Amendment No. 1 on Form 10-K/A supercedes and replaces in its entirety the Registrant’s Annual Report on Form 10-K that was filed on March 27, 2003.

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
Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: March 31, 2003

CERTIFICATION

I, Simon Raab, certify that:

1. I have reviewed this annual report on Form 10-K of FARO Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of FARO Technologies, Inc. as of, and for, the periods presented in this annual report;

4. FARO Technologies, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for FARO Technologies, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to FARO Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of FARO Technologies, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. FARO Technologies, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to FARO Technologies, Inc.’s auditors and the audit committee of FARO Technologies, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect FARO Technologies, Inc.’s ability to record, process, summarize and report financial data and have identified for FARO Technologies, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in FARO Technologies, Inc.’s internal controls; and

6. FARO Technologies, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Simon Raab Name: Simon Raab Title: President and Chief Executive Officer-Director (Principal Executive Officer)

CERTIFICATION

I, Gregory A. Fraser, certify that:

1. I have reviewed this annual report on Form 10-K of FARO Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of FARO Technologies, Inc. as of, and for, the periods presented in this annual report;

4. FARO Technologies, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for FARO Technologies, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to FARO Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of FARO Technologies, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. FARO Technologies, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to FARO Technologies, Inc.’s auditors and the audit committee of FARO Technologies, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect FARO Technologies, Inc.’s ability to record, process, summarize and report financial data and have identified for FARO Technologies, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in FARO Technologies, Inc.’s internal controls; and

6. FARO Technologies, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Gregory A. Fraser Name: Gregory A. Fraser Title: Executive Vice President, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)