Form 10-Q
period 2003-03-29
FARO TECHNOLOGIES INC
filed 2003-05-09
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of March 29, 2003 was 11,900,391.

FARO TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended March 29, 2003

INDEX

SIGNATURES	17

CERTIFICATIONS	18-19

EXHIBITS	20-21

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 29, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,920,881	$4,023,614
Short-term investments	1,894,571	1,437,537
Accounts receivable, net of allowance for doubtful accounts of $970,843 and $851,852, respectively	13,555,089	14,236,160
Inventories, net	10,644,873	9,126,857
Prepaid expenses and other current assets	755,819	1,142,576

Total current assets	31,771,233	29,966,744

PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment	5,686,181	5,338,681
Furniture and fixtures	1,436,908	1,342,207
Leasehold improvements	376,131	332,082

Total	7,499,220	7,012,970
Less accumulated depreciation and amortization	(5,306,398)	(4,995,111)

Property and equipment, net	2,192,822	2,017,859

INTANGIBLE ASSETS, net of amoritization of $10,681,714 and $9,846,241, respectively	11,466,896	11,542,489
INVESTMENTS	—	427,478
NOTES RECEIVABLE	1,240,210	1,240,210

TOTAL ASSETS	$46,671,161	$45,194,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$46,407	$49,450
Amounts due under credit line	1,474,380	1,459,647
Accounts payable	4,521,558	4,781,243
Accrued liabilities	3,246,998	3,202,231
Income taxes payable	115,706	106,954
Current portion of unearned service revenues	1,811,703	1,930,736
Customer deposits	279,520	97,942

Total current liabilities	11,496,272	11,628,203
OTHER LONG-TERM LIABILITIES	583,840	182,928

Total liabilities	12,080,112	11,811,131

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class A preferred stock - par value $.001, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.001, 50,000,000 shares authorized; 11,940,391 and 11,931,726 issued; 11,900,391 and 11,891,726 outstanding, respectively	11,940	11,932
Additional paid-in capital	49,482,614	49,462,548
Unearned compensation	19,602	(14,768)
Accumulated deficit	(13,642,305)	(14,131,669)
Other comprehenvive loss	(1,130,177)	(1,793,769)
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)

Total shareholders’ equity	34,591,049	33,383,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,671,161	$45,194,780

See accompanying notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended

	March 29, 2003	March 31, 2002

SALES	$13,404,265	$8,721,611
COST OF SALES	5,899,580	3,828,633

Gross profit	7,504,685	4,892,978
OPERATING EXPENSES
Selling	3,787,438	3,226,923
General and administrative	1,750,566	1,557,681
Depreciation and amortization	588,653	661,359
Research and development	877,468	1,222,806
Employee stock options	41,448	13,397

Total operating expenses	7,045,573	6,682,166

INCOME (LOSS) FROM OPERATIONS	459,112	(1,789,188)
OTHER INCOME (EXPENSES)
Interest income	2,665	205,728
Other income (expense), net	115,739	(28,386)
Interest expense	(15,897)	(1,116)

INCOME (LOSS) BEFORE INCOME TAXES	561,619	(1,612,962)
INCOME TAX EXPENSE	72,255	39,801

NET INCOME (LOSS)	$489,364	$(1,652,763)

NET INCOME (LOSS) PER SHARE - BASIC	$0.04	$(0.14)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.04	$(0.14)

See accompanying notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total

	Shares	Amounts

BALANCE, JANUARY 1, 2002	11,075,252	$11,075	$47,704,087	$(109,000)	$(12,116,098)	$(3,002,978)	$(150,625)	$32,336,461
Net loss					(2,015,571)			(2,015,571)
Currency translation adjustment, net of tax						1,209,209		1,209,209

Comprehensive loss								(806,362)
Options granted subject to variable accounting			(84,706)	84,706
Amortization of unearned compensation				9,526				9,526
Issuance of common stock in connection with the acquisition of SMX	850,000	850	1,826,650					1,827,500
Issuance of common stock	6,474	7	16,517					16,524

BALANCE DECEMBER 31, 2002	11,931,726	11,932	49,462,548	(14,768)	(14,131,669)	(1,793,769)	(150,625)	33,383,649

Net income					489,364			489,364
Currency translation adjustment, net of tax						663,592		663,592

Comprehensive loss								1,152,956
Amortization of unearned compensation				34,370				34,370
Issuance of common stock	8,665	8	20,066					20,074

BALANCE MARCH 29, 2003 (unaudited)	11,940,391	$11,940	$49,482,614	$19,602	$(13,642,305)	$(1,130,177)	$(150,625)	$34,591,049

See accompanying notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended

	March 29, 2003	March 31, 2002

CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$489,364	$(1,652,763)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activties:
Depreciation and amortization	588,653	661,359
Bad debt expense	41,927	230,819
Provision for inventory losses	96,249	118,721
Employee stock options	41,448	13,397
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	639,144	2,086,718
Income taxes refundable	—	(29,117)
Inventories	(1,614,265)	(958,785)
Prepaid expenses and other current assets	386,757	422,822
Increase (decrease) in:
Accounts payable and accrued liabilities	(214,917)	(2,491,104)
Income taxes payable	47,258	—
Unearned service revenues	248,685	(3,856)
Customer deposits	181,578	(45,926)

Net cash (used in) provided by operating activities	931,881	(1,647,715)

INVESTING ACTIVITIES:
Acquisition of SMX	—	(3,028,615)
Proceeds from investments, net	—	2,246,729
Purchases of investments	(29,556)	—
Purchases of property and equipment	(486,251)	(162,214)
Payments for intangible assets	(759,879)	(218,469)

Net cash used in investing activities	(1,275,686)	(1,162,569)

FINANCING ACTIVITIES:
Borrowings under line of credit	14,733	—
Payments of long-term debt, capital lease obligations and notes payable, net	(8,356)	(8,369)
Proceeds from issuance of common stock, net	20,074	—

Net cash provided by (used in) financing activities	26,451	(8,369)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,214,620	56,657

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897,266	(2,761,996)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,023,615	7,238,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,920,881	$4,476,568

See accompanying notes to consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 29, 2003 and March 31, 2002

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at each balance sheet date, for assets and liabilities, and the average exchange rates during each reporting period, for results of operations. Adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in shareholder’s equity.

NOTE B - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statement requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from these estimates and assumptions.

The consolidated results of operations for the three months ended March 29, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2002 and 2001, and for each of the three years included in the Company’s 2002 Annual Report on Form 10-K.

In November 2002, the FASB issued FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretations’s expanded disclosures will not have a material impact on the Company’s financial position or results of operations.

At the November 21, 2002 EITF meeting the Task Force reached a consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (Issue 02-16). Issue 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. Issue 02-16 provides accounting guidance on how a vendor should characterize consideration given to a customer and when to recognize and how to measure that consideration in its income statement. It should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of Issue 02-16 will have a material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

The Company continues to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options issued.

The following table illustrates the effects on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three Months Ended

	March 29, 2003	March 31, 2002

Net income (loss), as reported	$489,364	$(1,652,763)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,237)	(69,361)

Pro forma net income (loss)	$442,127	$(1,722,124)

Earnings per share:
Basic—as reported	$.04	$(.14)

Basic—pro forma	$.04	$(.15)

Diluted—as reported	$.04	$(.14)

Diluted—pro forma	$.04	$(.15)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the applicability of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities which equity investors do not have the characteristics of controller financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect it to have a material impact on the Company’s financial position or results of operations.

On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently the first quarter ended on March 29, 2003. This change did not materially impact the first quarter. The ending dates for all subsequent quarters in the reporting year of 2003 are as follows:

2nd Quarter       June 28, 2003
3rd Quarter       September 27, 2003
4th Quarter       December 31, 2003

NOTE C - CASH AND CASH EQUIVALENT AND INVESTMENTS

Cash and cash equivalents - We consider cash on hand, and amounts on deposit with financial institutions, which have original maturities of three months or less, to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, which are carried at market value based upon the quoted market prices of those investments at each respective balance sheet date.

Investments - Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities exceeding one year. At December 31, 2002 investments consisted of corporate bonds with a market value of $427,478.

Supplemental Cash Flow Information - Selected cash payments and non cash activities were as follows:

	Three months ended

	March 29, 2003	March 31, 2002

Cash paid for interest	$14,732	$1,116
Non-cash investing activities:
Issuance of common stock in connection with acquisition of SMX	$—	$1,827,500

NOTE D - INVENTORIES

Inventories consist of the following:	As of March 29, 2003	As of March 31, 2002

Raw materials	$4,060,025	$3,304,088
Work-in-process	1,784,883	1,580,667
Finished goods	701,840	793,094
Sales demonstration	4,284,937	3,538,977
Allowance for inventory obsolence	(186,812)	(89,969)

	$10,644,873	$9,126,857

NOTE E - EARNINGS (LOSS) PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below:

	Three months ended

	March 29, 2003		March 31, 2002

	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	11,893,037	$.04	11,744,252	$(.14)
Effect of dilutive securities	203,602	($.00)	—

Diluted EPS	12,096,639	$.04	11,744,252	$(.14)

NOTE F - INCOME TAX EXPENSE

The tax provision for the three months ended March 29, 2003 is not comparable to the tax provision s for the three months ended March 31, 2002, due to the realization of certain tax loss carry-forwards previously not recognized.

NOTE G - SEGMENT GEOGRAPHIC DATA

The Company develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents more than 98% of consolidated sales. Operating through sales teams established in geographic regions, each team is equipped to deliver the entire line of FARO products to customers within its geographic area. We have aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the methods used to distribute our products.

The following table presents sales information by the geographic region of the customer:

	Three months ended

	March 29, 2003	March 31, 2002

SALES:
United States	$5,067,552	$4,002,204
Germany	3,128,777	1,729,826
France	1,365,276	440,773
United Kingdom	379,284	726,378
Other Europe	810,377	165,040
Japan	1,145,560	679,251
Other Foreign	1,507,439	978,139

Total	$13,404,265	$8,721,611

Locations of the Long-lived assets is shown below:

	March 29, 2003	December 31, 2002

LONG-LIVED ASSETS (NET):
United States	$11,726,283	$11,561,939
Germany	1,735,526	1,597,349
Other foreign	197,909	401,060

Total	$13,659,718	$13,560,348

PART I.  FINANCIAL INFORMATION

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report, Form 10-K, for the year ended December 31, 2002.

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) inability of the Company’s products to attain broad market acceptance or increased length of the Company’s sales cycle; (iv) inability of the Company to maintain or reduce expenses; (v) the impact of competitive products and pricing; (vi) delays in shipping products , (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company’s success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company’s clients; (ix) adverse consequences of exchange rate fluctuations; (x) inability to protect our intellectual property and other proprietary rights; (xi) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xii) the cyclical nature of both the Company’s business and the industries of the Company’s customers.

The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated. The financial statements of the foreign subsidiaries have been translated into U.S. dollars using current exchange rates in effect at each balance sheet date, for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive loss in shareholders’ equity.

Results of Operations

Three Months Ended March 29, 2003 Compared to Three Months Ended March 31, 2002

Sales. Sales increased by $4.7 million or 54.0%, from $8.7 million for the three months ended March 31, 2002 to $13.4 million for three months ended March 29, 2003. The increase resulted from higher sales in all regions: Europe ($2.6 million), United States ($1.2 million), and Japan ($466,000), as well as increases in other foreign countries ($530,000). Increases in the United States were attributable mainly to laser trackers, whereas Europe and Japan saw increases in both articulated arms and laser tracker sales.

Gross profit. Gross profit increased by $2.6 million or 53.0%, from $4.9 million for the three months ended March 31, 2002 to $7.5 million for the three months ended March 29, 2003 due to higher sales volumes, as stated above in “Sales”. Gross margin remained virtually constant, decreasing only slightly to 56.0% for the three months ended March 29, 2003 from 56.1% for the three months ended March 31, 2002.

Selling expenses. Selling expenses increased by $561,000 or 17.5%, from $3.2 million for the three months ended March 31, 2002 to $3.8 million for the three months ended March 29, 2003. This increase was due primarily to increased sales commissions and related payroll expenses ($658,000) and increased trade show expenses ($106,000), partially offset by decreased salaries in Europe ($209,000) due to a restructuring of the compensation plan for sales persons. While an increase in selling expenses was experienced for the three months ended March 29, 2003 compared to the three months ended March 31, 2002, this amount represents a decrease in the percentage of sales from 37.0% to 28.3%.

General and administrative expenses. General and administrative expenses increased by $193,000 or 12.4%, from $1.6 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 29, 2003. The increase was due primarily to increases in administrative expenses to support the higher sales volume. The increases in the United States were attributable to bad debt expense ($76,000), travel ($8,000), information technology/network ($26,000), and insurances ($17,000). Increases in Europe consisted of salaries ($34,000), telecommunications ($19,000) and rent expense ($13,000). While an increase in general and administrative expenses was experienced for the three months ended March 29, 2003 compared to the three months ended March 31, 2002, this amount represents a decrease in the percentage of sales from 17.9% to 13.1%.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $72,000 or 10.9% from $661,000 for the three months ended March 31, 2002 to $589,000 for the three months ended March 29, 2003, due primarily to certain assets becoming fully depreciated during the prior year.

Research and development expenses. Research and development expenses decreased by $345,000, or 28.2%, from $1.2 million for the three months ended March 31, 2002 to $877,000 for the three months ended March 29, 2003 principally as a result of reduced research and development salaries relating to the development of the laser tracker in the United States ($293,000), and reductions in Europe for salaries ($42,000) and travel ($10,000).

Interest income and expense.Interest income decreased by $203,000, or 98.5%, from $206,000 for the three months ended March 31, 2002, to $3,000 for the three months ended March 29, 2003. The decrease was primarily attributable to lower interest bearing cash balances in 2003 resulting from an early 2002 acquisition of SMX. Interest expense increased by $15,000 from $1,000 for the three months ended March 31, 2002 to $16,000 for the three months ended March 29, 2003. This was due to the use of a credit line previously established for short term needs (see Liquidity and Capital Resources below).

Other income (expense). Other income increased by $144,000 from an expense of $28,000 for the three months ended March 31, 2002 to income of $116,000 for the three months ended March 29, 2003 due primarily to gains on currency translation.

Income tax expense. Income tax expense increased by $32,000 from $40,000 for the three months ended March 31, 2002, to $72,000 for the three months ended March 29, 2003. The company’s effective tax rate for the three months ended March 29, 2003 reflects the realization of certain tax loss carry-forwards not recognized previously.

Net income (loss). Net income increased by $2.1 million from a loss of $1.7 million for the three months ended March 31, 2002 to income of $489,000 for the three months ended March 29, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at March 29, 2003 were approximately $6.8 million compared with approximately $5.9 million on December 31, 2002. This represents an increase of approximately $900,000 during the three months ended March 29, 2003 due primarily to the collection of the accounts receivable generated during the later portion of the year ended December 31, 2002.

Principal commitments at March 29, 2003 consisted of leases on the Company’s offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date. The Company is pursuing a larger line of credit for additional operating cash. However, even without obtaining a larger line of credit, the Company believes that its cash, investments, borrowings and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs in the foreseeable future.

Critical Accounting Policies

In response to the SEC’S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The estimation processes discussed below are the Company’s process of recognizing research and development expenditures, the allowance for obsolete and slow-moving inventory, and the allowance for doubtful accounts. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect, could create an adverse impact on the Company’s operations and financial position.

Research and development. Costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products. Prior to the attainment of the related products’ technological feasibility, these costs are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

The reserve for obsolete and slow-moving inventory. Since the amount of inventoriable cost the Company will truly recoup through sales cannot be known with exact certainty, the Company relies upon both past sales experience and future sales forecasts. Inventory is considered obsolete if the Company has withdrawn those products from the market or if the Company has had no sales of the product for the past 12 months, and has no sales forecasted for the next 12 months. Accordingly, an allowance in an amount equal to 100% of the average cost of such inventory is recorded. The Company classifies as “slow-moving”, inventory with on-hand quantities greater than the amounts sold in the past 12 months or which have been forecasted to sell in the next 12 months, and reserves such an amount adequate to reduce the carrying value to net realizable value.

The reserve for doubtful accounts. The Company performs ongoing evaluations of its customers and adjusts their credit ratings accordingly. The Company continuously monitors collections and payments from its customers and maintains a provision for uncollectible amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

Change in Accounting calendar. On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently the first quarter ended on March 29, 2003.This change did not materially impact the first quarter. The ending dates for all subsequent quarters in the reporting year of 2003 are as follows:

2nd Quarter       June 28, 2003
3rd Quarter       September 27, 2003
4th Quarter       December 31, 2003

Transactions with Related and Other Parties

The Company leases its headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, with two five-year renewal options. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers.

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, approximately 50% of the Company’s revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of the Company’s non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the captions “Inflation” and “Foreign Exchange Exposure”, above.

ITEM 4. CONTROLS AND PROCEDURES

The Company currently has in place systems relating to internal controls and procedures with respect to its financial information. Management periodically reviews and evaluates these internal control systems with its independent accountants. The Company has completed such a review and evaluation in connection with the preparation of this quarterly report. The Company has determined that there have been no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to its most recent evaluation made in preparation of the Annual Report. While the Company believes its internal controls are effective, the Company cannot provide assurance that the current internal controls will not change in the future to reflect potentially new rules of the Securities and Exchange Commission.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)

Exhibits:

99.1 Written Statement of the Chief Executive Officer, filed herewith.
99.2 Written Statement of the Principal Financial Officer/Executive, filed herewith.

b.)

Reports on Form 8-K

On April 16, 2003, the Registrant filed a Current Report on Form 8-K in connection with a release of revenues for the three months ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	FARO TECHNOLOGIES, INC. (Registrant)
By: /s/ GREGORY A. FRASER
Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Simon Raab, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FARO Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of FARO Technologies, Inc. as of, and for, the periods presented in this quarterly report;

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

5. FARO Technologies, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to FARO Technologies, Inc.’s auditors and the audit committee of FARO Technologies, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect FARO Technologies, Inc.’s ability to record, process, summarize and report financial data and have identified for FARO Technologies, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in FARO Technologies, Inc.’s internal controls; and

6. FARO Technologies, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ SIMON RAAB
Name: Simon Raab Title: President and Chief Executive Officer-Director (Principal Executive Officer)

CERTIFICATION

I, Gregory A. Fraser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FARO Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of FARO Technologies, Inc. as of, and for, the periods presented in this quarterly report;

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

5. FARO Technologies, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to FARO Technologies, Inc.’s auditors and the audit committee of FARO Technologies, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect FARO Technologies, Inc.’s ability to record, process, summarize and report financial data and have identified for FARO Technologies, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in FARO Technologies, Inc.’s internal controls; and

6. FARO Technologies, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/   GREGORY A. FRASER

Name: Gregory A. Fraser Title: Executive Vice President, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)