Form 10-Q
period 2003-06-28
FARO TECHNOLOGIES INC
filed 2003-08-08
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

The number of shares outstanding of the registrant’s common stock as of June 28, 2003 was 11,950,130

FARO TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended June 28, 2003

INDEX

Page Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets	3
As of June 28, 2003 and December 31, 2002

b) Consolidated Statements of Operations	4
For the Three and Six Months Ended June 28, 2003 and June 30, 2002

c) Consolidated Statements of Cash Flows	5
For the Three and Six Months Ended June 28, 2003 and June 30, 2002

d) Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19-20

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	21

CERTIFICATIONS	22-25

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,550,949	$4,023,614
Short-term investments	1,603,576	1,437,537
Accounts receivable, net of allowance for doubtful accounts of $939,676 and $851,852, respectively	14,174,674	14,236,160
Inventories, net of allowance for inventory obsolesence of $110,233 and $89,969, respectively	11,843,267	9,126,857
Prepaid expenses and other current assets	891,354	1,142,576

Total current assets	32,063,820	29,966,744

PROPERTY AND EQUIPMENT—at cost:
Machinery and equipment	5,225,924	5,338,681
Furniture and fixtures	2,185,930	1,342,207
Leasehold improvements	411,484	332,082

Total	7,823,338	7,012,970
Less accumulated depreciation and amortization	(5,595,566)	(4,995,111)

Property and equipment, net	2,227,772	2,017,859

INTANGIBLE ASSETS, net of amortization of $11,682,339 and $9,846,241, respectively	11,408,143	11,542,489
INVESTMENTS	—	427,478
NOTES RECEIVABLE	1,361,876	1,240,210

TOTAL ASSETS	$47,061,611	$45,194,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$42,728	$49,450
Amounts due under credit line	1,489,259	1,459,647
Accounts payable	4,528,870	4,781,243
Accrued liabilities	3,051,515	3,202,231
Income taxes payable	503,268	106,954
Current portion of unearned service revenues	1,475,468	1,930,736
Customer deposits	143,771	97,942

Total current liabilities	11,234,879	11,628,203
UNEARNED SERVICE REVENUES—less current portion	996,369	135,900
OTHER LONG-TERM LIABILITIES	35,645	47,028

TOTAL LIABILITIES	12,266,893	11,811,131

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class A preferred stock—par value $.001, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—par value $.001, 50,000,000 shares authorized; 11,990,130 and 11,931,726 issued; 11,950,130 and 11,891,726 outstanding, respectively	11,990	11,932
Additional paid-in-capital	49,800,244	49,462,548
Unearned compensation	(104,434)	(14,768)
Accumulated deficit	(12,084,256)	(14,131,669)
Other comprehensive loss	(2,678,201)	(1,793,769)
Common stock in treasury, at cost—40,000 shares	(150,625)	(150,625)

Total shareholders’ equity	34,794,718	33,383,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,061,611	$45,194,780

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28 2003	June 30 2002	June 28 2003	June 30 2002
SALES	$16,243,469	$10,309,596	$29,647,734	$19,031,207

COST OF SALES	6,183,034	5,207,726	12,082,614	9,036,359

Gross profit	10,060,435	5,101,870	17,565,120	9,994,848

OPERATING EXPENSES:
Selling	4,484,859	3,415,740	8,272,298	6,642,663
General and administrative	2,297,315	2,169,447	4,047,880	3,727,128
Depreciation and amortization	538,991	621,027	1,127,645	1,282,386
Research and development	1,066,155	1,149,625	1,943,623	2,372,431
Employee stock options	108,290	(11,375)	149,738	2,022

Total operating expenses	8,495,610	7,344,464	15,541,184	14,026,630

INCOME (LOSS) FROM OPERATIONS	1,564,824	(2,242,594)	2,023,936	(4,031,782)
OTHER INCOME (EXPENSES)
Interest income	33,489	35,723	36,154	241,451
Other income, net	218,730	199,915	334,470	171,529
Interest expense	(18,661)	(1,981)	(34,558)	(3,097)

NET INCOME (LOSS) BEFORE INCOME TAX	1,798,382	(2,008,937)	2,360,002	(3,621,899)
INCOME TAX EXPENSE (BENEFIT)	240,334	(2,801)	312,589	37,000

NET INCOME (LOSS)	$1,558,049	$(2,006,136)	$2,047,413	$(3,658,899)

NET INCOME (LOSS) PER SHARE—BASIC	$0.13	$(0.17)	$0.17	$(0.31)

NET INCOME (LOSS) PER SHARE—DILUTED	$0.12	$(0.17)	$0.16	$(0.31)

Weighted average shares—Basic	11,936,466	11,885,252	11,903,112	11,809,697

Weighted average shares—Diluted	12,721,397	11,885,252	12,471,833	11,809,697

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 28, 2003	June 30, 2002
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$2,047,413	$(3,658,899)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,127,645	1,282,386
Provision for bad debts	279,955	461,931
Foreign currency (losses)	(121,666)	(120,643)
Inventory write-down	(180,206)	—
Provision for inventory losses	192,499	938,007
Employee stock options	149,738	2,022
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(218,469)	1,947,711
Income taxes refundable	—	545,118
Inventories	(2,728,703)	(1,537,299)
Prepaid expenses and other assets	251,222	280,186
Increase (decrease) in:
Accounts payable and accrued liabilities	(403,089)	(3,164,023)
Income taxes payable	396,313	7,003
Customer deposits	45,829	(159,212)
Deferred revenues	405,201	(228,843)

Net cash provided by (used in) operating activities	1,243,682	(3,404,555)

INVESTING ACTIVITIES:
Acquisition of SMX	—	(3,028,615)
Purchases of property and equipment	(810,368)	(691,123)
Payments for Intangible assets	(265,332)	(325,144)
Proceeds from Investments	261,439	3,508,526

Net cash used in investing activities	(814,261)	(536,356)

FINANCING ACTIVITIES:
Borrowings under line of credit	29,612	—
Payments of long-term debt, capital lease obligations and notes payable	(18,294)	(7,189)
Proceeds from issuance of stock, net	337,754	—

Net cash provided by (used in) financing activities	349,072	(7,189)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,251,158)	209,323

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(472,665)	(3,738,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,023,614	7,238,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,550,949	$3,499,787

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 28, 2003 and June 30, 2002

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries develop, manufacture, market and support Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software.

The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rates in effect at each balance sheet date, for assets and liabilities, and the average exchange rates during each reporting period, for results of operations. Adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in shareholders’ equity.

NOTE B – BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, other comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statement requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from these estimates and assumptions.

The consolidated results of operations for the six months ended June 28, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2002 and 2001, and for each of the three years included in the Company’s 2002 Annual Report on Form 10-K.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The company currently has no interest in any VIE.

At the November 21, 2002 EITF meeting the Task Force reached a consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (Issue 02-16). Issue 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. Issue 02-16 provides accounting guidance on how a vendor should characterize consideration given to a customer and when to recognize and how to measure that consideration in its income statement. It should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The Company does not believe the adoption of Issue 02-16 will have a material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

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

	Three Months Ended		Six Months Ended
	June 28 2003	June 30 2002	June 28 2003	June 30 2002
Net income (loss), as reported	$1,558,049	$(2,006,136)	$2,047,413	$(3,658,899)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(50,466)	(207,375)	(107,249)	(280,540)

Pro forma net income (loss)	$1,507,583	$(2,213,511)	$1,940,164	$(3,939,439)

Earnings (Loss) Per share:
Basic—as reported	$0.13	($0.17)	$0.17	($0.31)

Basic—Pro forma	$0.13	($0.18)	$0.16	($0.33)

Diluted—as reported	$0.12	($0.17)	$0.16	($0.31)

Diluted—Pro forma	$0.11	($0.18)	$0.15	($0.33)

On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently, the second quarter ended on June 28, 2003. The Company feels that this change did not materially impact the second quarter. The ending dates for all subsequent quarters in the reporting year of 2003 are as follows:

3rd Quarter September 27, 2003

4th Quarter December 31, 2003

NOTE C – CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents—We consider cash on hand, and amounts on deposit with financial institutions, which have original maturities of three months or less, to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, and carried at market value based upon the quoted market prices of those investments at each respective balance sheet date. Amounts classified as short-term investments are securities which will mature in less than one year.

Investments—Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities exceeding one year. As of June 28, 2003 and December 31, 2002 investments consisted of corporate bonds with a market value of $-0- and $427,478, respectively.

Supplemental Cash Flow Information—Selected cash payments and non cash activities were as follows:

	Six months ended
	June 28, 2003	June 30, 2002
Cash paid for interest	$—	$2,964

Non-cash investing activities:
Issuance of common stock in connection with acquisition of SMX	$—	$1,827,500

NOTE D – INVENTORIES

Inventories consist of the following:

	As of June 28, 2003	As of December 31, 2002
Raw materials	$3,695,207	$3,214,119
Work-in-process	2,210,742	1,580,667
Finished goods	2,190,844	883,063
Sales demonstration	3,856,707	3,538,977
Allowance for inventory obsolesence	(110,233)	(89,969)

	$11,843,267	$9,126,857

NOTE E – EARNINGS (LOSS) PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below:

	Three months ended				Six months ended
	June 28, 2003		June 30, 2002		June 28, 2003		June 30, 2002
	Shares	Per-share Amount	Shares	Per-share Amount	Shares	Per-share Amount	Shares	Per-share Amount
Basic EPS	11,936,466	$0.13	11,885,252	($0.17)	11,903,112	$0.17	11,809,530	($0.31)
Effect of dilutive securities	784,931	($0.01)	—	—	568,721	($0.01)	—	—

Diluted EPS	12,721,397	$0.12	11,885,252	($0.17)	12,471,833	$0.16	11,809,530	($0.31)

NOTE F – INCOME TAX EXPENSE (BENEFIT)

The tax provision for the six months ended June 28, 2003 is not comparable to the tax provision for the six months ended June 30, 2002, principally due to increases in earnings. The effective tax rate of 13% is lower than current federal statutory corporate rates primarily due to the application of net-operating-loss carry-forwards in non US entities.

NOTE G – SEGMENT GEOGRAPHIC DATA

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

The following table presents sales information by the geographic region of the customer:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
SALES
Americas Region	$8,085,311	$5,263,463	$13,685,443	$9,484,825
Europe / Africa Region	6,858,401	3,824,336	12,847,761	7,218,958
Asia Pacific Region	1,299,757	1,218,797	3,114,530	2,327,424

TOTAL	$16,243,469	$10,306,596	$29,647,734	$19,031,207

NOTE H – COMPREHENSIVE INCOME

Comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings (loss) from operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28 2003	June 30 2002	June 28 2003	June 30 2002
NET INCOME (LOSS)	$1,558,049	$(2,006,136)	$2,047,413	$(3,658,899)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	(1,548,024)	1,027,389	(884,432)	819,414

COMPREHENSIVE INCOME (LOSS)	$10,025	$(978,747)	$1,162,981	$(2,839,485)

NOTE I – SUBSEQUENT EVENTS

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”), a leading manufacturer and supplier of laser trackers, metrology software and contract inspection services. Pursuant to the terms of the Agreement and Plan of Merger dated as of September 14, 2001, as amended (the “Agreement”), the Company acquired SMX in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) that were to be delivered to the former SMX stockholders. In connection with the acquisition, the Company also (a) issued 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders, and (b) assumed or satisfied other debts of SMX.

On July 9, 2003, the Company filed with the American Arbitration Association a Statement of Claim (i.e., a demand for arbitration) against John Martinson, as the representative of the former SMX stockholders, for indemnification relating to various breaches of the representations and warranties contained in the Agreement. The Company’s claims principally relate to SMX’s failure to follow generally accepted accounting principles before its acquisition by the Company, SMX’s failure to present fairly in all material respects its financial condition as of December 31, 2001, and SMX’s failure to disclose various liabilities of SMX that arose on or before December 31, 2001. The arbitration is binding and will be held in Tampa, Florida, in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

SMX’s former stockholders are obligated, subject to various limitations under the Agreement, to indemnify the Company for breaches of the representations and warranties in the Agreement in proportion to their prior ownership interests in SMX. The Company alleges in the Statement of Claim that it is entitled to $2,286,188 in damages from the former SMX stockholders. To satisfy the indemnity obligations of the former SMX stockholders, the Company previously asserted its right to set off the remaining 422,956 shares of FARO common stock (which includes the 50,000 shares being held in escrow) that have not been delivered to the former SMX stockholders under the Agreement. However, all 850,000 shares of FARO common stock that were to be delivered in connection with the SMX acquisition are considered issued and outstanding shares and are taken into account when computing earnings per share.

On or about July 31, 2003, Mr. Martinson, as the representative of the former SMX stockholders, filed an answer to the Company’s Statement of Claim and asserted various counterclaims against the Company. On behalf of SMX’s former stockholders, Mr. Martinson has denied any obligation to indemnify the Company for the allegations described in the Statement of Claim.

Moreover, Mr. Martinson has alleged that the Company’s failure to deliver the 422,956 shares of FARO common stock to SMX’s former stockholders under the Agreement constitutes a breach by the Company of the Agreement and that the Company is obligated to indemnify the former SMX stockholders for their damages as result of this breach. Mr. Martinson also has alleged that FARO has converted the 422,956 shares that have not been delivered to SMX’s former stockholders and that FARO has been unjustly enriched by failing to deliver these shares. Mr. Martinson has requested that the arbitrators award damages to the former SMX stockholders as a result of these claims, including punitive damages.

The Company cannot predict the outcome of SMX arbitration or the impact it may have on the Company. The outcome of the counterclaims asserted in the SMX arbitration could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made by the Company from time to time. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) inability of the Company’s products to attain broad market acceptance or increased length of the Company’s sales cycle; (iv) inability of the Company to maintain or reduce expenses, maintain its historical gross margin, or maintain its historical sales growth rates; (v) the impact of competitive products and pricing; (vi) delays in shipping products, ramping-up production in Europe, or opening its sales office in China, (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and sales and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company’s success in expanding its sales and marketing programs, and general economic conditions; (viii) the financial condition of the Company’s customers; (ix) adverse consequences of exchange rate fluctuations; (x) risks associated with establishing manufacturing operations outside of the U.S. and increased sales occurring outside of the U.S., such as difficulties in staffing and managing facilities located outside of the U.S., political and economic instability, potentially adverse tax consequences, the burden of complying with complex foreign laws and treaties, and adverse trade protection laws; (xi) inability to protect our intellectual property and other proprietary rights; (xii) dependence on Simon Raab and Gregory A. Fraser and other key personnel; and (xiii) the cyclical nature of both the Company’s business and the industries of the Company’s customers.

The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries have been translated into U.S. dollars using current exchange rates in effect at each balance sheet date, for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of accumulated comprehensive income (loss) in shareholders’ equity.

Results of Operations

Three Months Ended June 28, 2003 Compared to Three Months Ended June 30, 2002

Sales increased by $5.9 million or 57.6%, from $10.3 million for the three months ended June 30, 2002 to $16.2 million for three months ended June 28, 2003. The increase resulted from higher sales: Americas Region ($2.8 million), Europe/Africa Region ($3.0 million), and Asia Pacific Region ($100,000). Sales increased primarily due to new product additions, price increases and increased unit sales.

Gross profit increased by $5.0 million or 97.2%, from $5.1 million for the three months ended June 30, 2002 to $10.1 million for the three months ended June 28, 2003 due to higher sales volumes, as stated above in “Sales”. Gross margin increased to 61.9% or 25.1% higher for the three months ended June 28, 2003 from 49.5% for the three months ended June 30, 2002. Gross profit increased due to higher selling prices and increases in Laser Tracker manufacturing plant output.

Selling expenses increased by $1.1 million or 31.3%, from $3.4 million for the three months ended June 30, 2002 to $4.5 million for the three months ended June 28, 2003. This increase was due primarily to increased sales commissions, salaries, and marketing expenses. As a percentage of sales, selling expenses dropped to 27.6% of sales in the three months ended June 28, 2003 from 33.1% in the three months ended June 30, 2002.

General and administrative expenses increased by $128,000 or 6.0%, from $2.2 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 28, 2003. Increased costs included professional fees and insurance, partially offset by lower bad debt expense and lower taxes and fees. While an increase in general and administrative expenses was experienced for the three months ended June 28, 2003 compared to the three months ended June 30, 2002, this amount represents a decrease in the percentage of sales from 21.0% to 14.1%.

Depreciation and amortization expenses decreased by $82,000 or 13.2% from $621,000 for the three months ended June 30, 2002 to $539,000 for the three months ended June 28, 2003, due primarily to the discontinuance of amortization of Goodwill in accordance with GAAP.

Research and development expenses decreased by $83,000, or 7.3%, from $1.2 million for the three months ended June 30, 2002 to $1.1 million for the three months ended June 28, 2003.

Employee Stock Option expenses increased by $119,000, from a benefit of $11,000 for the three months ended June 30, 2002 to an expense of $108,000 for the three months ended June 28, 2003.

Interest income decreased by $2,000 or 6.3%, from $35,000 for the three months ended June 30, 2002, to $33,000 for the three months ended June 28, 2003. The decrease was primarily attributable to lower investments. Interest expense increased by $17,000 from $2,000 for the three months ended June 30, 2002 to $19,000 for the three months ended June 28, 2003. This was due to the use of a credit line previously established for short term needs (see Liquidity and Capital Resources below).

Other income increased by $19,000 from of $200,000 for the three months ended June 30, 2002 to $219,000 for the three months ended June 28, 2003 due primarily to gains on currency translation.

Income tax expense increased by $243,000 from a benefit of $3,000 for the three months ended June 30, 2002, to an expense of $240,000 for the three months ended June 28, 2003. This increase is primarily due to the significant increase in US earnings over the first quarter.

Net income increased by $3.6 million from a loss of $2.0 million for the three months ended June 30, 2002 to income of $1.6 million for the three months ended June 28, 2003 as a result of the factors described above.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 30, 2002

Sales increased by $10.6 million or 55.8%, from $19.0 million for the six months ended June 30, 2002 to $ 29.6 million for six months ended June 28, 2003. The increase resulted from higher sales in Americas Region ($4.2 million), the Europe/Africa Region ($5.6 million), and Asia Pacific Region ($800,000). Sales increased primarily due to new product additions, price increases and increased unit sales.

Gross profit increased by $7.6 million or 75.7%, from $10.0 million for the six months ended June 30, 2002 to $17.6 million for the six months ended June 28, 2003 due to higher sales, as stated above in “Sales”. Gross margin increased to 59.2% or 12.8% higher for the six months ended June 28, 2003 from 52.5% for the six months ended June 30, 2002. Gross profit increased due to higher selling prices and increases in Laser Tracker manufacturing plant output.

Selling expenses increased by $1.6 million or 24.5%, from $6.6 million for the six months ended June 30, 2002 to $8.3 million for the six months ended June 28, 2003. This increase was due primarily to increased sales commissions and higher costs in Europe for marketing, salaries. As a percentage of sales, selling expenses dropped to 27.9% of sales in the six months ended June 28, 2003 from 34.9% in the three months ended June 30, 2002.

General and administrative expenses increased by $321,000 or 8.6%, from $3.7 million for the six months ended June 30, 2002 to $4.0 million for the six months ended June 28, 2003. The higher costs were due primarily to increases in administrative expenses to support the higher sales volume. Increased costs included professional fees, insurance, and telecommunications. While an increase in general and administrative expenses was experienced for the six months ended June 28, 2003 compared to the six months ended June 30, 2002, this amount represents a decrease in the percentage of sales from 19.6% to 13.7%.

Depreciation and amortization expenses decreased by $155,000 or 12.1% from $1.3 million for the six months ended June 30, 2002 to $1.1 million for the six months ended June 28, 2003, due primarily to the discontinuance of amortization of Goodwill according to GAAP.

Research and development expenses decreased by $429,000, or 18.1%, from $2.4 million for the six months ended June 30, 2002 to $1.9 million for the six months ended June 28, 2003 principally as a result of reduced research and development salaries. The decrease was principally due to shifting of personnel to administrative positions costs in Europe and lower expenses for the new laser tracker product line.

Employee Stock Option expenses increased by $148,000, from $2,000 for the three months ended June 30, 2002 to $150,000 for the three months ended June 28, 2003.

Interest income decreased by $205,000 or 85.0%, from $241,000 for the six months ended June 30, 2002, to $36,000 for the six months ended June 28, 2003. The decrease was primarily attributable to lower investments. Interest expense increased by $32,000 from $3,000 for the six months ended June 30, 2002 to $35,000 for the six months ended June 28, 2003. This was due to the use of a credit line previously established for short term needs (see Liquidity and Capital Resources below).

Other income increased by $163,000 from income of $172,000 for the six months ended June 30, 2002 to income of $334,000 for the six months ended June 28, 2003 due primarily to gains on currency translation.

Income tax expense increased by $276,000 from $37,000 for the six months ended June 30, 2002, to $313,000 for the six months ended June 28, 2003. This increase is primarily due to the significant increase in US earnings in 2003 compared to losses during the six months ended June 30, 2002.

Net income increased by $5.7 million from a loss of $3.7 million for the six months ended June 30, 2002 to income of $2.0 million for the six months ended June 28, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) at June 28, 2003 were approximately $5.1 million compared with approximately $5.9 million on December 31, 2002. This represents a decrease of approximately $800,000 during the six months ended June 28, 2003 due to increased working capital requirements to support the increased sales.

Principal commitments at June 28, 2003 consisted of leases on the Company’s offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date.

The Company believes that its cash, investments, borrowings and cash flows from operations will be sufficient to satisfy its working capital and capital expenditure needs for at least the next 12 months. However, the company is pursuing alternative financing, including a larger line of credit to provide cash for additional operating flexibility. new product development and acquisitions.

Critical Accounting Policies

In response to the SEC’S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The estimation processes discussed below are the Company’s process of recognizing research and development expenditures, the allowance for obsolete and slow-moving inventory, the allowance for doubtful accounts, and the reserve for warranties. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect, could create an adverse impact on the Company’s operations and financial position.

Research And Development

Costs are incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products. Prior to the attainment of the related products’ technological feasibility, these costs are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

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

The Reserve For Doubtful Accounts

The Company performs ongoing evaluations of its customers and adjusts their credit ratings accordingly. The Company continuously monitors collections and payments from its customers and maintains a provision for un-collectible amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

The Reserve For Warranties

The Company relies upon its service data to determine the adequacy of its warranty reserve. The Company uses the service frequencies and history to evaluate the future service requirements. The Company continuously monitors this data to ensure that the reserve is sufficient. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

Change in Accounting Calendar

On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently the first quarter ended on March 28, 2003 and the second quarter ending June 28, 2003. The Company feels that this change did not materially impact either quarter. The ending dates for all subsequent quarters in the reporting year of 2003 are as follows:

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

In June 2000, the Company and each of Wendelin Scharbach and Siegfried Buss, the two former shareholders of CATS GmbH, entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former shareholders of CATS GmbH in the aggregate amount of $1.1 million (“the Loans”). The Company acquired CATS GmbH in 1998, and making the loans to Messrs. Scharbach and Buss was a contractual obligation of the Company pursuant to the acquisition agreement. The Loans were intended to fund the tax obligations of Messrs. Scharbach and Buss incurred in connection with the Company’s acquisition of CATS GmbH. Messrs. Scharbach and Buss both continue to serve as officers of the Company. The Loans were for an initial term of three years, and could be extended for an additional three years at the option of the borrowers. Each borrower has exercised its right to extend the term for an additional three years. The Loans accrue interest at an annual rate of approximately 4.7%. As collateral for the Loans, Messrs. Scharbach and Buss pledged to the Company an aggregate of 177,074 shares of the Company’s Common Stock. The loans are a non-recourse obligation of Messrs. Scharbach and Buss, which means that the value of the shares of Common Stock that the Company holds as collateral for the Loans is the maximum amount that the Company can recover from Messrs. Scharbach and Buss when the Loans are repaid at the end of their respective terms.

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

Item 3.—Quantitative And Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the captions “Inflation” and “Foreign Exchange Exposure”, above.

Item 4.—Controls And Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports.

PART II. OTHER INFORMATION

Item 1.—Legal Proceedings

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”), a leading manufacturer and supplier of laser trackers, metrology software and contract inspection services. Pursuant to the terms of the Agreement and Plan of Merger dated as of September 14, 2001, as amended (the “Agreement”), the Company acquired SMX in exchange for 500,000 shares of FARO common stock (50,000 shares of which are being held in escrow) that were to be delivered to the former SMX stockholders. In connection with the acquisition, the Company also (a) issued 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders, and (b) assumed or satisfied other debts of SMX.

On July 9, 2003, the Company filed with the American Arbitration Association a Statement of Claim (i.e., a demand for arbitration) against John Martinson, as the representative of the former SMX stockholders, for indemnification relating to various breaches of the representations and warranties contained in the Agreement. The Company’s claims principally relate to SMX’s failure to follow generally accepted accounting principles before its acquisition by the Company, SMX’s failure to present fairly in all material respects its financial condition as of December 31, 2001, and SMX’s failure to disclose various liabilities of SMX that arose on or before December 31, 2001. The arbitration is binding and will be held in Tampa, Florida, in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

SMX’s former stockholders are obligated, subject to various limitations under the Agreement, to indemnify the Company for breaches of the representations and warranties in the Agreement in proportion to their prior ownership interests in SMX. The Company alleges in the Statement of Claim that it is entitled to $2,286,188 in damages from the former SMX stockholders. To satisfy the indemnity obligations of the former SMX stockholders, the Company previously asserted its right to set off the remaining 422,956 shares of FARO common stock (which includes the 50,000 shares being held in escrow) that have not been delivered to the former SMX stockholders under the Agreement. However, all 850,000 shares of FARO common stock that were to be delivered in connection with the SMX acquisition are considered issued and outstanding shares and are taken into account when computing earnings per share.

On or about July 31, 2003, Mr. Martinson, as the representative of the former SMX stockholders, filed an answer to the Company’s Statement of Claim and asserted various counterclaims against the Company. On behalf of SMX’s former stockholders, Mr. Martinson has denied any obligation to indemnify the Company for the allegations described in the Statement of Claim.

Moreover, Mr. Martinson has alleged that the Company’s failure to deliver the 422,956 shares of FARO common stock to SMX’s former stockholders under the Agreement constitutes a breach by the Company of the Agreement and that the Company is obligated to indemnify the former SMX stockholders for their damages as result of this breach. Mr. Martinson also has alleged that FARO has converted the 422,956 shares that have not been delivered to SMX’s former stockholders and that FARO has been unjustly enriched by failing to deliver these shares. Mr. Martinson has requested that the arbitrators award damages to the former SMX stockholders as a result of these claims, including punitive damages.

The Company cannot predict the outcome of SMX arbitration or the impact it may have on the Company. The outcome of the counterclaims asserted in the SMX arbitration could have a material adverse impact on the Company’s financial condition and results of operations.

Other than the matter described above, the Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 6.—Exhibits And Reports On Form 8-K

a.)	Exhibits:

31	(a)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.)	Reports on Form 8-K

On April 16, 2003, the Company filed a Current Report on Form 8-K in connection with a release of revenues for the quarter ended March 29, 2003.

On May 9, 2003, the Company filed a Current Report on Form 8-K in connection with a release of the Company’s results of operations for the quarter ended March 29, 2003.

On July 15, 2003, the Company filed a Current Report on Form 8-K in connection with a release of revenues for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	FARO TECHNOLOGIES, INC. (Registrant)

	By:	/s/ Gregory A. Fraser
Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)