Form 10-Q
period 2003-09-27
FARO TECHNOLOGIES INC
filed 2003-11-10
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Technology Park, Lake Mary, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of September 27, 2003 was 12,100,022

FARO TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended September 27, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 27, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,484,017	$4,023,614
Short-term investments	426,815	1,437,537
Accounts receivable, net of allowance for doubtful accounts of $830,424 and $851,852, respectively	17,731,615	14,236,160
Inventories, net	12,628,011	9,126,857
Prepaid expenses and other current assets	1,008,364	1,142,576

Total current assets	37,278,822	29,966,744

Property, plant and equipment at cost	8,296,274	7,012,970
Less accumulated depreciation and amortization	(5,880,691)	(4,995,111)

Property, plant and equipment, net	2,415,583	2,017,859

Intangible assets	23,403,648	21,388,730
Less accumulated amortization	(11,950,835)	(9,846,241)

Intangible assets, net	11,452,813	11,542,489
Investments	—	427,478
Notes receivable	—	1,240,210

Total Assets	$51,147,218	$45,194,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$41,111	$49,450
Amounts due under credit line	—	1,459,647
Accounts payable	4,633,564	4,781,243
Accrued liabilities	3,599,233	3,202,231
Income taxes payable	748,273	106,954
Current portion of unearned service revenues	922,056	1,930,736
Customer deposits	88,703	97,942

Total current liabilities	10,032,940	11,628,203
Unearned Service Revenues - less current portion	1,607,303	135,900
Other long-term liabilities	33,726	47,028

Total Liabilities	11,673,969	11,811,131

Shareholders Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 12,140,022 and 11,931,726 issued; 12,100,022 and 11,891,726 outstanding, respectively	12,140	11,932
Additional paid-in-capital	49,304,031	49,462,548
Unearned compensation	126,351	(14,768)
Accumulated deficit	(8,750,366)	(14,131,669)
Other comprehensive loss	(1,068,282)	(1,793,769)
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)

Total shareholders’ equity	39,473,249	33,383,649

Total Liabilities and Shareholders Equity	$51,147,218	$45,194,780

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27 2003	September 30 2002	September 27 2003	September 30 2002
SALES	$19,183,956	$12,104,696	$48,831,690	$31,135,903

COST OF SALES	8,153,080	5,552,740	20,235,693	14,589,099

Gross profit	11,030,876	6,551,956	28,595,997	16,546,804
OPERATING EXPENSES:
Selling	4,331,615	3,135,738	12,603,913	9,778,401
General and administrative	2,160,923	1,975,530	6,208,803	5,702,658
Depreciation and amortization	471,789	529,488	1,599,434	1,811,874
Research and development	1,135,452	966,398	3,079,075	3,338,829
Employee stock options	219,410	—	369,148	2,022

Total operating expenses	8,319,189	6,607,154	23,860,373	20,633,784

INCOME (LOSS) FROM OPERATIONS	2,711,687	(55,198)	4,735,624	(4,086,980)

OTHER INCOME (EXPENSES)
Interest income	14,541	100,940	50,695	342,391
Other income, net	1,109,155	16,504	1,443,625	188,033
Interest expense	(13,345)	(6,584)	(47,903)	(9,681)

NET INCOME (LOSS) BEFORE INCOME TAX	3,822,038	55,662	6,182,041	(3,566,237)

INCOME TAX EXPENSE (BENEFIT)	488,150	(16,333)	800,738	20,667

NET INCOME (LOSS)	$3,333,888	$71,995	$5,381,303	$(3,586,904)

NET INCOME (LOSS) PER SHARE - BASIC	$0.28	$0.01	$0.45	$(0.30)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.26	$0.01	$0.42	$(0.30)

Weighted average shares - Basic	12,036,348	11,890,726	11,938,627	11,837,172

Weighted average shares - Diluted	12,946,088	11,908,109	12,666,995	11,837,172

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 27, 2003	September 30, 2002
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$5,381,303	$(3,586,904)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,599,434	1,811,874
Settlement of SMX arbitration received in stock	(1,155,973)	—
Provision for bad debts	142,309	508,839
Foreign currency (gains) losses	—	(120,643)
Provision for inventory losses	462,765	1,060,806
Deferred income taxes	—	(15,009)
Employee stock options	141,119	2,022
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,528,067)	888,125
Income taxes refundable	—	545,118
Inventories	(2,712,776)	(1,905,481)
Prepaid expenses and other assets	173,642	656,534
Increase (decrease) in:
Accounts payable and accrued liabilities	(11,774)	(1,906,611)
Income taxes payable	618,322	47,162
Customer deposits	(12,523)	(811,073)
Deferred revenues	359,462	(231,735)

Net cash provided by (used in) operating activities	2,457,243	(3,056,976)

INVESTING ACTIVITIES:
Acquisition of SMX	—	(3,028,615)
Purchases of property and equipment	(1,126,709)	(1,095,975)
Payments for Intangible assets	(481,396)	(486,140)
Proceeds from repayment of notes receivable	1,240,210	—
Proceeds from Investments	1,438,200	3,481,542

Net cash provided by (used in) investing activities	1,070,305	(1,129,188)

FINANCING ACTIVITIES:
Borrowings under line of credit	—	1,448,485
Payments of long-term debt, capital lease obligations and notes payable	(1,487,204)	(7,572)
Proceeds from issuance of stock, net	769,637	—

Net cash provided by (used in) financing activities	(717,567)	1,440,913

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,349,578)	257,068

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,460,403	(2,488,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,023,614	7,238,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,484,017	$4,750,381

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 27, 2003 and September 30, 2002

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries develop, manufacture, market and support computer-based manufacturing measurement and inspection equipment and related software.

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

NOTE B – BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, other comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from these estimates and assumptions.

The consolidated results of operations for the nine months ended September 27, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2002 and 2001, and for each of the three years included in the Company’s 2002 Annual Report on Form 10-K.

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

At the November 21, 2002 EITF meeting the Task Force reached a consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

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

	Three Months Ended		Nine Months Ended
	Sept 27 2003	Sept 30 2002	Sept 27 2003	Sept 30 2002
Net income (loss), as reported	$3,333,888	$71,995	$5,381,303	$(3,586,904)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,790)	(87,246)	(136,315)	(392,343)

Pro forma net income (loss)	$3,329,098	$(15,251)	$5,244,988	$(3,979,247)

Earnings (Loss) Per share:
Basic - as reported	$0.28	$0.01	$0.45	$(0.30)

Basic - Pro forma	$0.28	$(0.00)	$0.44	$(0.33)

Diluted - as reported	$0.26	$0.01	$0.42	$(0.30)

Diluted - Pro forma	$0.25	$(0.00)	$0.41	$(0.33)

On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently, the third quarter ended on September 27, 2003. This change did not materially impact the third quarter. The ending date for the 4th quarter in the reporting year of 2003 is December 31, 2003

NOTE C – CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents – We consider cash on hand, and amounts on deposit with financial institutions, which have original maturities of three months or less, to be cash and cash equivalents. All short-term investments in debt securities which have maturities of three months or less are classified as cash and equivalents, and carried at market value based upon the quoted market prices of those investments at each respective balance sheet date. Amounts classified as short-term investments are securities which will mature in less than one year.

Investments – Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities exceeding one year. As of September 27, 2003 and December 31, 2002 investments consisted of corporate bonds with a market value of $-0- and $427,478, respectively.

Supplemental Cash Flow Information – Selected cash payments and non cash activities were as follows:

	Nine months ended
	September 27, 2003	September 30, 2002
Cash paid for interest	$42,215	$9,681

Non-cash investing activities:
Issuance of common stock in connection with acquisition of SMX	$—	$1,827,500

NOTE D – INVENTORIES

Inventories consist of the following:

	As of September 27, 2003	As of December 31, 2002
Raw materials	$5,213,130	$3,214,119
Work-in-process	287,282	1,580,667
Finished goods	2,727,807	883,063
Sales/service	4,961,005	3,538,977
Allowance for inventory obsolesence	(561,213)	(89,969)

	$12,628,011	$9,126,857

NOTE E – EARNINGS (LOSS) PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below:

	Three months ended				Nine months ended
	September 27, 2003		September 30, 2002		September 27, 2003		September 30, 2002
	Shares	Per-share Amount	Shares	Per-share Amount	Shares	Per-share Amount	Shares	Per-share Amount
Basic EPS	12,036,348	$0.28	11,890,726	$0.01	11,938,627	$0.45	11,837,172	$(0.30)
Effect of dilutive securities	909,740	$(0.02)	17,383	$(0.00)	728,368	$(0.03)	—	—

Diluted EPS	12,946,088	$0.26	11,908,109	$0.01	12,666,995	$0.42	11,837,172	$(0.30)

NOTE F – INCOME TAX EXPENSE (BENEFIT)

The tax provision for the nine months ended September 27, 2003 differs from the tax provision for the nine months ended September 30, 2002, principally due to increases in earnings. The effective tax rate of 13% is lower than current federal statutory corporate rates primarily due to the application of net-operating-loss carry-forwards in non-US entities.

At December 31, 2002 the Company has deferred income tax assets of approximately $7.8 million (including $1.4 million related to the U.S. operations and $6.4 million related to foreign operations) which are offset by a valuation allowance of approximately $7.8 million. These deferred income tax assets are primarily attributable to net operating loss carry-forwards and intangible assets for which future income tax benefits may be realized.

NOTE G – SEGMENT GEOGRAPHIC DATA

The Company develops, manufactures, markets and supports computer-based manufacturing measurement and inspection equipment and related software. This one line of business represents more than 98% of consolidated sales. Operating through sales teams established in geographic regions, each team is equipped to deliver the entire line of FARO products to customers within its geographic area. We have aggregated the sales teams into a single operating segment as a result of the similarities in the nature of products sold, the type of customers and the methods used to distribute our products.

The following table presents sales information by the geographic region of the customer:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2002	September 27, 2003	September 30, 2002
SALES
Americas Region	$10,448,402	$6,929,270	$24,133,844	$16,739,095
Europe/Africa Region	6,570,543	4,075,317	19,418,305	10,969,275
Asia Pacific Region	2,165,011	1,100,109	5,279,541	3,427,533

TOTAL	$19,183,956	$12,104,696	$48,831,690	$31,135,903

NOTE H – COMPREHENSIVE INCOME

Comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings (loss) from operations.

	Three Months Ended		Nine Months Ended
	September 27 2003	September 30 2002	September 27 2003	September 30 2002
NET INCOME (LOSS)	$3,333,888	$71,995	$5,381,303	$(3,586,904)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	1,609,921	33,535	725,489	852,949

COMPREHENSIVE INCOME (LOSS)	$4,943,809	$105,530	$6,106,792	$(2,733,955)

NOTE I – LITIGATION SETTLEMENT

On January 16, 2002, the Company acquired SpatialMetriX Corporation (“SMX”), a leading manufacturer and supplier of laser trackers, metrology software and contract inspection services. Pursuant to the terms of the Agreement and Plan of Merger dated as of September 14, 2001, as amended (the “Agreement”), the Company acquired SMX in exchange for 500,000 shares of FARO common stock (approximately 50,000 shares of which were held in escrow) that were to be delivered to the former SMX stockholders. In connection with the acquisition, the Company also (a) issued 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders, and (b) assumed or satisfied other debts of SMX.

On July 9, 2003, the Company filed with the American Arbitration Association a Statement of Claim (i.e., a demand for arbitration) against John Martinson, as the representative of the former SMX stockholders, for indemnification relating to various breaches of the representations and warranties by SMX pursuant to the Agreement. On or about July 31, 2003, Mr. Martinson, as the representative of the former SMX stockholders, filed an answer to the Company’s Statement of Claim, which denied the Company’s allegations and asserted various counterclaims against the Company.

On September 16, 2003 the Company and Mr. Martinson settled all disputes among them. As a result of the settlement, FARO and Mr. Martinson, on behalf of the former SMX shareholders, released each other from all claims and liabilities in connection with the SMX transaction. In addition, FARO retained 99,568 shares of the 500,000 shares of FARO common stock that were to be issued to the former SMX shareholders pursuant to the Agreement. These 99,568 shares include the shares that had been held in escrow pursuant to the Agreement. FARO agreed to distribute the remaining 400,432 shares to the former SMX shareholders that had been issued but not distributed to them previously.

Because all of the 500,000 shares that were to be distributed to the former SMX shareholders under the Agreement had been considered issued and outstanding shares, FARO has canceled 99,568 shares of its common stock, which reduced the number of shares outstanding for earnings per share calculations by 99,568. The Company recorded a gain on settlement of litigation as other income of $1,155,973.

NOTE J – CREDIT FACILITY

On September 17, 2003 the Company established a new $5 million revolving credit facility with SunTrust Bank. This agreement, due to mature on September 16, 2004, bears an interest rate, at the borrower’s option, of either the bank’s prime lending rate or the adjusted LIBOR rate, plus 1.75%. As of September 27, 2003, there were no borrowings under this line of credit.

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

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, about our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, and future events are forward-looking statements. Words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,”, “estimate,” “goal,” “objective” and similar words, or discussions of strategy or other intentions identify forward-looking statements. Other written or oral statements, which constitute forward-looking statements, also may be made by the Company from time to time. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others the following:

•	our inability to maintain historical sales growth rates,

•	our inability to maintain or reduce operating expenses or maintain our historical gross margin,

•	difficulties in ramping up production in our new manufacturing facility in Switzerland and completing the opening and staffing of our sales office in China,

•	our inability to further penetrate our customer base;

•	development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	the cyclical nature of the industries of our customers and the financial condition of our customers;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion of infringement claims against us;

•	fluctuations in our annual and quarterly operating results as a result of (i) the size and timing of customer orders, (ii) the amount of time that it takes to fulfill orders and ship our products, (iii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (iv) increases in operating expenses required for product development and new product marketing, (v) costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes, (vi) the timing and market acceptance of new products and product enhancements, (vii) customer order deferrals in anticipation of new products and product enhancements, (viii) our success in expanding our sales and marketing programs, (ix) start-up costs associated with opening new sales offices outside of the United States, (x) fluctuations in revenue and without proportionate adjustments in fixed costs, (xi) the efficiencies achieved in managing inventories and fixed assets; and (xii) adverse changes in the manufacturing industry and general economic conditions;

•	the inability of our products displacing traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broad market for measurement and inspection devices;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and labor practices;

•	the loss of Simon Raab or Greg Fraser or other key personnel;

•	our inability to identify, consummate, or achieve expected benefits from acquisitions;

•	the failure to effectively manage our growth;

•	the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms;

•	other risks detailed in our Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 27, 2003 Compared to Three Months Ended September 30, 2002

Sales increased by $7.1 million or 58.7%, from $12.1 million for the three months ended September 30, 2002 to $19.2 million for the three months ended September 27, 2003. This increase resulted from higher unit sales of the Faro Arm and Laser Tracker products, and from a price increase on these products on January 1, 2003. Sales increased $3.5 million in the Americas, $2.5 million in Europe/Africa and $1.1 million in the Asia Pacific region.

Gross profit increased by $4.4 million or 66.7%, from $6.6 million for the three months ended September 30, 2002 to $11.0 million for the three months ended September 27, 2003 primarily due to higher sales. Gross margin percentage increased to 57.5% for the three months ended September 27, 2003 from 54.1% for the three months ended September 30, 2002. Gross margin increased due to higher selling prices and efficiencies in Laser Tracker manufacturing plant output.

Selling expenses increased by $1.2 million or 38.7%, from $3.1 million for three months ended September 30, 2002 to $4.3 million for the three months ended September 27, 2003. This increase was due primarily to increased sales commissions, salaries, and marketing expenses. As a percentage of sales, selling expenses dropped to 22.6% of sales in the three months ended September 27, 2003 from 25.9% in the three months ended September 30, 2002.

General and administrative expenses increased by $185,000 or 9.3%, from $2.0 million for the three months ended September 30, 2002 to $2.2 million for the three months ended September 27, 2003. Increased costs included salaries, professional fees and service charges. General and administrative expenses as a percentage of sales fell to 11.3% for the three months ended September 27, 2003 from 16.3% for the three months ended September 30, 2002.

Depreciation and amortization expenses decreased by $58,000 or 11% from $529,000 for the three months ended September 30, 2002 to $472,000 for the three months ended September 27, 2003, due primarily to the discontinuance of amortization of Customer Lists and Workforce in the U.S. and Existing Product Technology from the “Cats” acquisition in Germany in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

Research and development expenses increased by $169,000 or 16.9%, from $1.0 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 27, 2003. Increased costs were due primarily to increased subcontractor costs and materials.

Employee Stock Option expenses increased by $219,000 for the three months ended September 27, 2003 from zero for the three months ended September 30, 2002 due primarily to an increase in the price of the Company’s stock and the recording of expense in connection with certain stock options that are accounted for as variable options.

Interest income decreased by $86,000 or 85.1%, from $101,000 for the three months ended September 30, 2002, to $15,000 for the three months ended September 27, 2003. The decrease was primarily attributable to lower investments. Interest expense increased by $6,000 from $7,000 for the three months ended September 30, 2002 to $13,000 for three months ended September 27, 2003. This was due to increased use of a credit line (Liquidity and Capital Resources below).

Other income and expense increased by $1.1 million from $17,000 for the three months ended September 30, 2002 to $1.1 million for the three months ended September 27, 2003 due to the settlement of litigation with the former shareholders of SMX for $1.1 million. (see also “Note I – Litigation Settlement” to the Financial Statements contained herein).

Income tax expense increased by $504,000 from a benefit of $16,000 for the three months ended September 30, 2002 to an expense of $488,000 for the three months ended September 27, 2003. This increase is primarily due to significant increases in taxable income in the United States and Japan for the three months ended September 27, 2003.

Net income increased by $3.2 million from $72,000 for the three months ended September 30, 2002 to $3.3 million for the three months ended September 27, 2003 as a result of the factors described above.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 30, 2002

Sales increased by $17.7 million or 56.9%, from $31.1 million for the nine months ended September 30, 2002 to $ 48.8 million for the nine months ended September 27, 2003. This increase resulted from higher unit sales of the Faro Arm and Laser Tracker products, and from a 15% average price increase on these products on January 1, 2003. Sales increased $7.4 million in the Americas, $8.4 million in Europe/Africa and $1.9 million in the Asia Pacific region.

Gross profit increased by $12.1 million or 73.3%, from $16.5 million for the nine months ended September 30, 2002 to $28.6 million for the nine months ended September 27, 2003 due to higher sales. Gross margin percentage increased to 58.6% for the nine months ended September 27, 2003 from 53.1% for the nine months ended September 30, 2002. Gross margin increased due to higher selling prices and efficiencies in Laser Tracker manufacturing plant output.

Selling expenses increased by $2.8 million or 28.6%, from $9.8 million for the nine months ended September 30, 2002 to $12.6 million for the nine months ended September 27, 2003. This increase was due primarily to increased sales commissions of $1.6 million and higher costs in Europe for marketing and salaries from an increased headcount. As a percentage of sales, selling expenses dropped to 25.8% of sales in the nine months ended September 27, 2003 from 31.4% in the nine months ended September 30, 2002.

General and administrative expenses increased by $506,000 or 8.9%, from $5.7 million for the nine months ended September 30, 2002 to $6.2 million for the nine months ended September 27, 2003. The higher costs in 2003 were due primarily to increases in professional and legal fees, service charges and network costs. General and administrative expenses as a percentage of sales fell to 12.7% for the nine months ended September 27, 2003 from 18.3% for the nine months ended September 30, 2002.

Depreciation and amortization expenses decreased by $212,000 or 11.8%, from $1.8 million for the nine months ended September 30, 2002 to $1.6 million for the nine months ended September 27, 2003, due primarily to the discontinuance of amortization of Customer Lists and Workforce in the U.S. and Existing Product Technology from the “Cats” acquisition in Germany in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

Research and development expenses decreased by $260,000, or 7.8%, from $3.3 million for the nine months ended September 30, 2002 to $3.1 million for the nine months ended September 27, 2003 principally as a result of reduced research and development salaries. The decrease was principally due to shifting of some personnel in Europe to administrative positions from research and development positions, and lower expenses for the new laser tracker product line.

Employee Stock Option expenses increased by $367,000, from $2,000 for the nine months ended September 30, 2002 to $369,000 for the nine months ended September 27, 2003 due primarily to an increase in the price of the Company’s stock and the recording of expense in connection with certain stock options that are accounted for as variable options.

Interest income decreased by $291,000 or 85.1%, from $342,000 for the nine months ended September 30, 2002, to $51,000 for the nine months ended September 27, 2003. The decrease was primarily attributable to lower investments. Interest expense increased by $38,000 from $10,000 for the nine months ended September 30, 2002 to $48,000 for the nine months ended September 27, 2003. This was due to the use of a credit line. (see Liquidity and Capital Resources below).

Other income increased by $1.3 million from $188,000 for the nine months ended September 30, 2002 to $1.4 million for the nine months ended September 27, 2003 due primarily to the settlement of litigation with the former shareholders of SMX for $1.1 million (see also “Note I – Litigation Settlement” to the Financial Statements contained herein).

Income tax expense increased by $780,000 from $21,000 for the nine months ended September 30, 2002, to $800,000 for the nine months ended September 27, 2003. This increase is primarily due to the significant increase in taxable income in the United States and Japan in 2003 compared to losses in the United States during the nine months ended September 30, 2002.

Net income increased by $9.0 million from a loss of $3.6 million for nine months ended September 30, 2002 to income of $5.4 million for the nine months ended September 27, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million). Total marketable securities (cash and cash equivalents, short-term investments and investments) were approximately $5.9 million at September 27, 2003 compared with approximately $5.9 million on December 31, 2002. Cash flow from operations was approximately $2.5 million in the first nine months of 2003, an increase of approximately $5.5 million from the first nine months of the prior year. The increase reflects strong growth in sales and operating income, partially offset by increases in accounts receivable, taxes, and unearned revenue and the other income realized in the settlement of the SMX litigation.

Cash provided by investing activities was approximately $1.1 million in the first nine months of 2003, an increase of approximately $2.2 million from the first nine months of the prior year,

reflecting the SMX acquisition in 2002 and the collection of two shareholder loans made in connection with the CATS acquisition in 1998, partially offset by a decrease in investment income.

Cash used in financing activities was approximately $.7 million in the first nine months of 2003, an increase of approximately $2.1 million from the first nine months of the prior year, reflecting the repayment of debt, partially offset by proceeds from the exercise of stock options.

Principal commitments at September 27, 2003 consisted of leases on the Company’s offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date.

The Company believes that its cash, investments, borrowings and cash flows from operations should be sufficient to satisfy its working capital and capital expenditure needs for at least the next 12 months. The Company has no material long-term debt. On September 17, 2003 the Company established a new $5 million revolving credit facility with SunTrust Bank. This agreement is due to mature on September 16, 2004 and bears an interest rate, at the borrower’s option, of either the bank’s Base rate or the adjusted LIBOR rate, plus 1.75%. No amounts were outstanding under this line of credit on September 27, 2003.

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

Change in Accounting Calendar

On January 1, 2003, the Company modified its accounting calendar in which the reporting quarters end on the last Saturday nearest to the calendar month-end, with the exception of the year end date. Consequently, the third quarter ended on September 27, 2003. This change did not materially impact the third quarter. The ending date for the 4th quarter in the reporting year of 2003 is December 31, 2003

Transactions with Related and Other Parties

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

In June 2000, the Company and each of Wendelin Scharbach and Siegfried Buss, the two former shareholders of CATS GmbH, entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former shareholders of CATS GmbH in the aggregate amount of $1.1 million (“the Loans”). All loans to Mrs. Scharbach and Buss were repaid in the third quarter including all interests due to June 30, 2003. The company has no further outstanding loans to shareholders.

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

Item 3. - Quantitative And Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the captions “Inflation” and “Foreign Exchange Exposure”, above.

Item 4. - Controls And Procedures

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

Item 1.- Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

On July 9, 2003, the Company filed with the American Arbitration Association a Statement of Claim (i.e., a demand for arbitration) against John Martinson, as the representative of the former SMX stockholders, for indemnification relating to various breaches of the representations and warranties contained in the SMX purchase agreement. On or about July 31, 2003, Mr. Martinson, as the representative of the former SMX stockholders, filed an answer to the Company’s Statement of Claim, which denied the Company’s allegations and asserted various counterclaims against the Company.

On September 16, 2003 the company and Mr. Martinson settled all disputes. As a result of the settlement, FARO and Mr. Martinson, on behalf of the former SMX shareholders, released each other from all claims and liabilities in connection with the SMX transaction. In addition, FARO retained 99,568 shares of the 500,000 shares of FARO common stock that were to be issued to the former SMX shareholders. FARO also agreed to distribute the remaining 400,432 shares to the former SMX shareholders that had been issued but not distributed to them previously.

Because all of the 500,000 shares that were to be issued to the former SMX shareholders under the SMX acquisition agreement had been considered issued and outstanding, FARO has canceled 99,568 shares of its common stock, which reduced the number of shares outstanding for earnings per share calculations by 99,568.

Item 6.- Exhibits And Reports On Form 8-K

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

b.) Reports on Form 8-K

On July 15, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its sales results for the quarter ended June 28, 2003.

On August 6, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its results of operations for the quarter ended June 28, 2003.

On September 9, 2003, the Company filed a Current Report on Form 8-K in connection with a press release reporting an executive stock sale plan and the repayment of a related party loan.

On September 16, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing a positive arbitration settlement.

On October 9, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its sales results for the quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO TECHNOLOGIES, INC.
Date: November 10, 2003	(Registrant)

	By:	/ S / Gregory A. Fraser
Gregory A. Fraser
Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)