Form 10-K
period 2003-12-31
FARO TECHNOLOGIES INC
filed 2004-03-24
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to _________

                         Commission File Number 0-23081

                             FARO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                 Florida                                 59-3157093
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

   125 Technology Park, Lake Mary, FL                       32746
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of March 15, 2004, there were outstanding 13,572,426 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2003 was $53.6 million based on the last sale on such date on the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for its Annual Meeting of Shareholders currently scheduled to be held May 11, 2004.

                             FARO Technologies, Inc.

                           Annual Report on Form 10-K

                                      INDEX

Part I.
          Cautionary Statements for Forward-Looking Information
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures

Part III.

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accountant Fees and Services

Part IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8- K

Signatures

Exhibit Index

                                     PART I

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

      FARO Technologies, Inc. (the Company) has made "forward-looking statements" in this report within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, about our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, and future events are forward-looking statements. Words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective" and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements. We disclaim any obligation to update any forward-looking statements, whether as a result of new information, changes in expectations, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others those under "Cautionary Statements" and elsewhere in this report and the following:

      o     our inability to further penetrate our customer base;

      o development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;

      o our inability to maintain our technological advantage by developing new products and enhancing our existing products;

      o the cyclical nature of the industries of our customers and the financial condition of our customers;

      o the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion of infringement claims against us;

      o fluctuations in our annual and quarterly operating results as a result of a number of factors;

      o the inability of our products to displace traditional measurement devices and attain broad market acceptance;

      o the impact of competitive products and pricing in the CAM2 market and the broad market for measurement and inspection devices;

      o risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and labor practices;

      o the loss of our Chief Executive Officer or our Executive Vice President and Chief Financial Officer or other key personnel;

      o our inability to identify, consummate, or achieve expected benefits from acquisitions;

      o     the failure to effectively manage our growth; and

      o the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms.

ITEM 1. Business

      The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the Faro Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, which provide for CAD-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym "CAM2" for this process, which stands for Computer-aided manufacturing measurement. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development, marketing and manufacturing of 3-D measurement technology in manufacturing and industrial applications and currently holds 33 issued or pending patents. The Company's products have been purchased by approximately 3,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens, Volkswagen among many others.

      We were founded in 1982, and we re-incorporated in Florida in 1992. Our worldwide headquarters are located at 125 Technology Park, Lake Mary, Florida 32746, and our telephone number is (407) 333-9911.

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

      Although hand-measurement tools are often appropriate for simple geometric measurements, including hole diameters or length and width of a rectangular component, their use for complex part measurements, such as the fender of a car, is limited. Also these devices do not allow for the measurements to be directly compared to the CAD model of the part. Test fixtures (customized fixed tools used to make comparative measurements of complex production parts to "master parts") are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model.

      Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMM's require the object being measured be brought to the CMM and the object fit within the CMM's measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools, or expensive customized test fixtures, in order to measure large or unconventionally shaped objects. Some parts or assemblies are not easily accessible and cannot be measured at all using traditional devices.

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

FARO Products

The Faro Arm Control Station. The Faro Arm Control Station is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a touch screen computer, and software programs under the acronym CAM2.

|_| Articulated Arm - We introduced our third-generation measurement arms in September and October 2002. Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications, and measures objects up to 12 feet. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using "xyz" position coordinates and "ijk" orientation coordinates.

|_| Touch Screen Computer - One of the main goals of the Control Station system is to provide computer-based inspection without requiring the operator to program the inspection software or even have to touch a keyboard. As such the company developed software (see the following section) which runs entirely by the operator touching simple icons on the touch screen, not unlike how a restaurant waiter enters an order. The computers are not manufactured by the Company, but are purchased from various suppliers.

CAM2 Software - See separate section on CAM2 Software below

The Faro Laser Tracker Control Station. A combination of a portable, large-volume laser measurement tool, a touch screen computer, and CAM2 software programs.

|_| Laser Tracker - The Faro Laser Tracker(R) utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and/or in-process. With its greater angular resolution, repeatability, and accuracy, the Faro Laser Tracker advances already-proven tracker technology. Among its many enhanced features is SuperADM, which improves upon existing Absolute Distance Measurement technology by providing the new time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

|_| Touch Screen Computer - See description under Faro Arm Control Station above.

|_|   CAM2 Software -- See description below.

The Faro Gage. Sold as a combination of an articulated arm device with a computer and software, the Faro Gage is a smaller, higher accuracy version of the FaroArm product. What distinguishes the Faro Gage from just another size of the FaroArm are the special mounting features and the basic software which are unique to the Faro Gage. The Faro Gage is targeted at the machine tools and bench tops around machine tools where basic measurements of smaller machined parts must be measured. As such the CAM2 software developed for this device features basic 2D and 3D measurements common to these applications. We introduced the FARO Gage in May 2003. (See also "Faro Gage Software" below.)

CAM2 Software CAM2 is the Company's family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes six software programs, many of which are translated into seven languages:

|_| CAM2 CAD Analyzer(R) allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals.

|_| CAM2 Measure(R) allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure(R) is offered with the Faro Arm(R) and the Faro Laser Tracker and is also offered as an unbundled product.

|_| CAM2 Automotive(R) also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike CAM2 Measure(R), CAM2 Automotive(R) is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. CAM2 Automotive(R) is offered with the Faro Arm(R) and Faro Laser Tracker and is also offered as an unbundled product.

|_| CAM2 SPC Process allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the Faro Arm(R) or Faro Laser Tracker, CAM2 SPC Process(R) accepts data from CMMs and other computer-based measurement devices from many different measurement applications along the production line.

|_| Soft Check Tool(R) is a custom software program designed to lead an operator through a measurement process on the Faro Arm or Faro Laser Tracker with minimal training. These programs are created by the Company from specifications provided by the customer.

|_| Faro Gage Software includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gaging and Soft Check tools.

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

Customers

      The Company's products have been purchased by approximately 3,500 customers worldwide, ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 9.9% of the Company's total revenues in 2003. No customer represented more than 2.5% of the Company's sales in 2003.

Sales and Marketing

      The Company directs its sales and marketing efforts from its headquarters in Lake Mary, Florida. At December 31, 2003, the Company employed 120 sales and marketing professionals who provide global representation, operating from both the Company's headquarters in the United States, and regional sales offices located in Canada, Germany, United Kingdom, France, Spain, Italy, China, and Japan. The Company is rapidly expanding its sales force throughout the Asia Pacific region. In addition to its direct sales force, the Company sells through 19 distributors in countries where it does not have a direct presence. See Footnote 15 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company's foreign and domestic operations and export sales required by this Item.

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

      The Company's research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company's research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company's engineering development efforts will continue to focus on enhancing our existing products and developing new products for the CAM2 market.

      At December 31, 2003, the Company employed 41 scientists and technicians in its research and development efforts. Research and development expenses were approximately $4.5 million in 2003 as compared to $4.0 million in 2002 and $3.4 million in 2001. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

      The Company holds or has pending 33 patents in the United States. The Company also has 16 registered trademarks in the United States, 31 foreign registered trademarks, one trademark application pending in the United States, and 9 foreign trademark applications pending.

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

Manufacturing and Assembly

      The Company manufactures its products at its headquarters in Lake Mary, Florida, and at its plants in Kennett Square, Pennsylvania and Schaffhausen, Switzerland. Manufacturing consists primarily of assembling finished products with components and subassemblies, purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company's specifications and are readily available and can be purchased from multiple sources. All products are assembled, calibrated and tested for accuracy and functionality before shipment. In limited circumstances, the Company performs in-house circuit board assembly and part machining.

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

      The Company continues to achieve new levels of certification, achieving Accreditation to Guide 25 in May 2000, and Registration to ISO/IEC 17025 in October 2001. These global standards apply to the "Calibration and Certification of Measuring and Test Equipment", and certify the organization's level of training, procedures, and efficiency.

      In July 2002 the Company's European operations were registered to ISO 9001:2000. In addition the calibration and certification facilities in Europe were accredited to ISO 17025. In October 2002, the Company's headquarters completed the transition to the ISO9001:2000 standard, and continued registration to ISO 17025 for Calibration and Certification Laboratories. In October 2003, the Company's Laser Tracker production and research and development plant was added to the Company's ISO 9000:2000 registration. This common registration now encompasses all manufacturing operations of the Company.

Competition

      The broad market for measurement devices, which includes hand-measurement tools, test fixtures and conventional, fixed-base CMMs, and portable measurement systems such as the Company's products, is highly competitive. Manufacturers of hand-measurement tools and traditional CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these entities or others will not succeed in developing products or technologies that will directly compete with those of the Company. The market for measurement software to retrofit traditional CMMs, and for statistical process control is also highly competitive. The Company will be required to make continued investments in technology and product development to maintain its technological advantage over its competition. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company's product development efforts will be sufficient to allow the Company to compete successfully as the industry evolves. The Company's products compete on the basis of portability, accuracy, application features, ease-of-use, quality, price and technical support.

      With respect to the articulated measurement arm market, the Company believes that it has the largest worldwide market share. The Company's significant direct competitors for its Faro Arm Control Station and related software are Romer SRL (France), Romer, Inc., a Cimcore Company (California), and Kosaka Laboratory Ltd. (Japan). In addition the Company is aware of a direct competitor for its Faro Arm Control Station in Germany, two direct competitors in Italy, and a direct competitor in the United Kingdom, each of which the Company believes currently has significantly less sales volume than the Company. However, there can be no assurance that these companies or other companies will not devote additional resources to the development and marketing of products that compete with those of the Company. With respect to the laser tracker market, Leica Geosystems (Switzerland) is the company's primary direct competitor. Leica Geosystems has the largest market share in the laser tracker market, is well established and is substantially larger and possesses substantially greater financial, technical, and marketing resources than the Company. Automated Precision Inc. (Maryland), a former supplier of Leica Geosystems, markets a laser tracker under its own name, and is expected to compete with the Company on a global basis. There are no direct competitors known to the Company for our new Faro Gage product. Rather, the primary resistance to Faro Gage sales is expected to be the resistance to change from traditional hand measurement tools such as calipers, height gages, micrometers and smaller conventional CMMs. As the market for laser trackers and our portable coordinate measurement machines expands, additional competition may emerge and the Company's existing and future competitors may commit more resources to the markets in which the Company participates.

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

Backlog

      At December 31, 2003, the Company had orders representing approximately $7.5 million in product sales outstanding. The majority of these specific orders were shipped by March 5, 2004, and, as of March 12, 2004, the Company had orders representing approximately $6.5 million in product sales outstanding. At December 31, 2002 and 2001, the Company had orders representing approximately $8.8 million and $706,000 in product sales outstanding respectively.

      The Company's decreased backlog is the result of the increased production of its new laser tracker and articulated arm product lines in 2003. The Company believes that substantially all of the outstanding sales orders as of March 12, 2004 will be shipped during 2004.

Employees

      At December 31, 2003, the Company had 341 full-time employees, consisting of 120 sales and marketing professionals, 77 production staff, 41 research and development staff, 49 administrative staff, and 54 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Available Information

      We maintain a web site with the address www.faro.com. Information contained on our web site is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements, and amendments to these reports, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission.

Management of the Registrant

      The officers and key management personnel of the Company are as follows:

Name                             Age                    Principal Position
----                             ---                    ------------------
Simon Raab, Ph.D ...........      51      Chairman of the Board, Chief Executive Officer, and
                                          President
Gregory A. Fraser, Ph.D ....      49      Executive Vice President, Chief Financial Officer,
                                          Secretary, and Treasurer
Robert P. Large ............      54      Vice President of Sales
Joanne M. Karimi ...........      45      Vice President of Human Resources
Allen Sajedi ...............      44      Vice President and Chief Technical Officer
Wendelin K.J. Scharbach ....      48      Co-Managing Director of FARO Europe
Siegield K. Buss ...........      38      Co-Managing Director of FARO Europe

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

      Robert P. Large has served as Vice President of Sales since June, 2001. Prior to that, Mr. Large was Vice President of Sales of the Hill - Rom Company, a division of Hillenbrand Industries, Batesville, Indiana (HB-NYSE). Mr. Large has held upper management positions in sales and marketing with Hillenbrand, as well as Biomet Corp. (BMET - NASDAQ), OEC Co., and AHS Corp. Mr. Large holds a Bachelor of Business Management degree from Baldwin - Wallace College, Berea, Ohio and attended New England School of Law, Boston, MA and Western New England School of Law, Springfield, MA.

      Joanne M. Karimi., has served as Vice President of Human Resources of the Company since July 2001 and as Director of Human Resource Systems since October 1998. Prior to that, Ms. Karimi served as Director of Human resources of the Disney Vacation Club, a unit of The World Disney Company (DIS-NYSE). Ms. Karimi holds a MBA and a Bachelor's Degree in Business Management from the University of West Florida.

      Allen Sajedi has served as Vice President and Chief Technical Officer since 2002 and as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor's Degree in Mechanical Engineering from McGill University, Montreal, Canada.

      Wendelin K.J. Scharbach, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company's principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Scharbach was Managing Director of CATS GmbH.

      Siegfried K. Buss, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company's principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Buss was Managing Director of CATS GmbH.

ITEM 2. PROPERTIES.

      The Americas

      The Company's worldwide headquarters are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. This facility houses the Company's U.S. sales and marketing, manufacturing, research and development, administrative staff, and customer service/application operations. Additionally, the Company has a leased facility consisting of 20,800 square feet located in Kennett Square, Pennsylvania. Such facility houses research and development and manufacturing operations of the laser tracker product lines.

      Europe

      The Company's European headquarters are located in a leased building in Stuttgart, Germany containing approximately 19,500 square feet. The Company has a research and development facility that is located in a leased building in Aveiro, Portugal containing approximately 2,800 square feet. Additionally the Company has a leased facility consisting of 15,930 square feet located in Schaffhausen, Switzerland. Such facility houses manufacturing operations for the Company's products that are shipped to customers in Europe, Africa and Asia.

      Asia/Pacific

      The Company's Japan headquarters are located in a leased building in Nagoya, Japan containing 5,209 square feet. This facility houses the Company's Japan sales, marketing and service operations. The Company's China headquarters are located in a leased building in Shanghai, China containing 1,700 square feet. Such facility houses sales and marketing operations.

      The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as those needs develop.

      The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company is subject to various claims and contingencies related to lawsuits arising out of the normal course of business. The Company believes that the ultimate outcome of any pending legal proceeding, even if the outcome were unfavorable to the Company, is not likely to have a materially adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the last quarter of calendar 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's Common Stock, par value $.001 per share, trades on the NASDAQ Stock Market under the symbol FARO. The following table sets forth the high and low sale price of the Company's Common Stock for its two most recent fiscal years:

                                           2003                      2002
                                           ----                      ----
                                    High          Low          High         Low
                                    -----        -----         ----         ----
First Quarter                        3.31         1.91         3.50         1.53
Second Quarter                       7.72         3.12         3.56         1.45
Third Quarter                       13.53         6.67         2.17         1.06
Fourth Quarter                      30.20        12.10         2.10         1.35

      The Company has not paid any cash dividends on its Common Stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. As of March 15, 2004, the last sale price of the Company's Common Stock was $24.34, and there were approximately 78 holders of record of Common Stock. The Company believes that there are approximately 11,300 beneficial owners of its Common Stock.

      In 1998 the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of one million shares of the Company's Common Stock. In 1998, the Company purchased 40,000 shares of its Common Stock in the open market under such stock repurchase plan. During the three years in the period ended December 31, 2003 the Company did not purchase any shares of its Common Stock in the open market.

      On November 12, 2003, the Company sold 1,158,000 shares of its common stock, and two of the Company's founders sold 772,000 shares of the common stock to certain institutional investors in a private placement that was not registered under the Securities Act of 1933. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million and $16.6 million to the Company and the co-founders, respectively. The purchasers of the shares sold in the transaction were 31 institutional investors. Robert W. Baird & Co. served as the placement agent for the transaction, and received a fee equal to $2,489,700, or 6% of the aggregate sales proceeds. The Company also reimbursed Robert W. Baird & Co. for $50,000 in expenses incurred in connection with the transaction.

      The private placement transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 under Regulation D promulgated by the Securities and Exchange Commission thereunder. These exemptions were available for the private placement transaction on the basis that the transaction did not involve a public offering and satisfied each of the criteria under Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Historical - Year Ended December 31
                                                 -----------------------------------------------------------------------------
                                                    2003              2002            2001            2000            1999
                                                 -----------      ------------    ------------    ------------    ------------
Statement of Operations Data:

   Sales                                         $71,785,980      $ 46,246,372    $ 36,121,696    $ 40,912,663    $ 33,614,490

   Gross profit                                   42,265,731        25,136,763      21,817,613      26,164,035      19,453,522

   Income (loss) from operations                   7,440,135        (2,939,243)     (3,361,610)       (237,350)     (9,705,477)(1)

   Income (loss) before income taxes               9,435,270(2)     (1,804,831)     (2,506,226)        464,198      (8,516,286)

   Net income (loss)                               8,277,740        (2,015,571)     (2,847,964)         39,517      (7,394,822)

   Net income (loss) per common share:
   Basic                                         $      0.68      $      (0.17)   $      (0.26)   $         --    $      (0.67)
   Diluted                                       $      0.64      $      (0.17)   $      (0.26)   $         --    $      (0.67)

   Weighted average common shares outstanding:
   Basic                                          12,181,221        11,853,732      11,032,449      11,021,606      11,015,140
   Diluted                                        12,845,992        11,853,732      11,032,449      11,094,144      11,015,140

                                                                     Historical - Year Ended December 31
                                                 -----------------------------------------------------------------------------
                                                    2003              2002            2001            2000            1999
                                                 -----------      ------------    ------------    ------------    ------------
Consolidated Balance Sheet Dam:
   Working capital                               $53,869,567      $ 18,338,541    $ 22,303,204    $ 23,672,736    $ 24,869,844
   Total assets                                   81,913,888        45,194,780      39,654,124      44,699,274      42,103,912
   Total debt                                        107,234         1,556,125          80,626          66,657          26,236
   Total shareholders' equity                     68,921,099        33,383,649      32,336,461      35,955,453      36,599,346

(1) Includes a charge to write down development and core technology in the amount of $3.1 million.

(2)   Includes a favorable legal settlement of $1.1 million in other income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

      The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the Faro Arm and Faro Gage articulated arm measuring devices, the Faro Laser Tracker, a laser-based measuring device and their companion CAM2 software, which provide for CAD-based inspection and factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently holds 33 patents. The Company's products have been purchased by approximately 3,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, DaimlerChrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

      In 1995, the Company made a strategic decision to target international markets. The Company established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. International sales represented 47.3%, 57.0%, and 59.1% of sales in 2003, 2002, and 2001, respectively. The Company expects higher percentage sales growth in the Asia Pacific region than other regions in 2004 and 2005 as a result of opening its China sales office, and the addition of sales personnel and the opening of a service center in its Japan organization.

      The Company derives revenues primarily from the sale of its Faro Arm and Faro Laser Tracker 3-D measurement equipment, and its related multi-faceted CAM2 software. Going forward, the Company also expects to generate revenue from the sale of its new Faro Gage product. Revenue related to these products is recognized upon shipment. In addition, the Company sells one, two and three-year maintenance contracts and training and technology consulting services relating to its products. The Company recognizes the revenue from extended maintenance contracts proportionately, in the same manner as costs are incurred for such revenues. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees report use of the technology. In 2003 royalties from licensing agreements were $601,000, or 0.8% of total sales.

      In 2003 the Company began to manufacture its Faro Arm products in Switzerland for customer orders from Europe and Asia. It will begin to manufacture its Faro Laser Tracker and Faro Gage products in its Swiss plant by mid 2004. The production of these products for customer orders from the Americas will be done in the Company's headquarters in Florida, and its manufacturing plant in Pennsylvania. The Company expects all its existing plants to provide the necessary capacity for its growth, at least through 2005.

      Cost of sales consists primarily of material, production overhead and labor. Since the Company's IPO in 1997 it has had gross margin in the range 54-64%. The Company expects to maintain gross margin at or near 60% going forward. Selling expenses consist primarily of salaries and commissions to sales and marketing personnel, and promotion, advertising, travel and telecommunications. Selling expenses as a percentage of sales dropped significantly in 2003 as compared to 2002, to 25.6% from 30.0% and holding selling expenses as a percentage of sales to 25% or less will be a long-term goal of the Company, although the addition of new sales personnel in Asia may temporarily cause a rise in selling expenses as a percentage of sales in 2004 until these new sales people are fully trained and productive.

      General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. The Company expects general and administrative expenses to drop as a percentage of sales as higher sales should not require a proportionate increase in these expenses. Research and development expenses represent salaries, equipment and third-party services. The Company has a commitment to ongoing research and development and intends to continue to fund these efforts at the level of 5-7% of sales going forward.

      The Company has received a favorable income tax rate commitment from the Swiss government as an incentive for the Company to establish a manufacturing plant there. As a result the Company expects its blended (consolidated) tax rate to be in a range between 25% and 30% of consolidated taxable income for at least 2004 and 2005.

      Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company's consolidated financial statements. The Company is aware of off-balance sheet financial instruments to hedge its exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts, and foreign currency options (see Foreign Exchange Exposure below). However the Company does not regularly use such instruments.

      During fiscal years 2002 and 2001, the Company's sales growth was adversely affected by the economic slowdown, which began in 2001 in the United States and Europe. This effect, however, was offset by sales growth resulting from the acquisition in January 2002 of SpatialMetrix Corporation (SMX), which manufactured the predecessor to the Faro Laser Tracker, and the introduction in September and October 2002 of the latest generation of the Company's traditional Faro Arm product. In 2003 sales growth resulted primarily from strong customer response to the new Faro Arm and Laser Tracker products, and an increase in worldwide sales and marketing activities, including an increase in headcount from 106 in 2002 to 120 at the end of 2003.

      In 2003 the Company recorded approximately $1.1 million in "other income" as a result of recovering approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

Results of Operations

      The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company's consolidated statements of operations:

                                                   Year Ended December 31,
                                              --------------------------------
                                               2003         2002         2001
                                              ------       ------       ------
      Statement of Operations Data:
      Sales                                    100.0%       100.0%       100.0%
      Cost of Sales                             41.1%        45.6%        39.6%
                                              ------       ------       ------

      Gross profit                              58.9%        54.4%        60.4%

      Operating expenses:
         Selling                                25.5%        30.0%        37.2%
         General and administrative             12.7%        17.0%        16.1%
         Depreciation and amortization           3.0%         5.0%         7.1%
         Research and development                6.3%         8.7%         9.3%
         Employee stock options                  1.0%          --           --
                                              ------       ------       ------
            Total operating expenses            48.5%        60.7%        69.7%
                                              ------       ------       ------
      Income (loss) from operations             10.4%        (6.3)%       (9.3)%
      Interest income                            0.1%         1.2%         2.5%
      Other income, net                          2.7%         1.3%        (0.1)%
      Interest expense                          (0.1)%       (0.1)%         --
                                              ------       ------       ------
      Net income (loss) before income taxes     13.1%        (3.9)%       (6.9)%
      Income tax expense                         1.6%         0.5%         0.9%
                                              ------       ------       ------
      Net income (loss)                         11.5%        (4.4)%       (7.8)%
                                              ======       ======       ======

2003 Compared to 2002

      Sales. Sales increased $25.6 million or 55.4%, from $46.2 million for the year ended December 31, 2002 to $71.8 million for year ended December 31, 2003. The increase resulted from higher unit sales of the Faro Arm and Laser Tracker products, an increase in headcount in sales and marketing from 106 in 2002 to 120 in 2003, and from a 15% average price increase on existing products on January 1, 2003. Geographically, sales increased $15.4 million or 68.5% in the Americas, $9.2 million or 49.8% in Europe/Africa, and $0.9 million, or 17.8% in the Asia/Pacific region.

      Gross profit. Gross profit increased by $17.1 million or 68.1%, from $25.1 million for the year ended December 31, 2002 to $42.2 million for the year ended December 31, 2003. Gross margin percentage increased from 54.4% for the year ended December 31, 2002 to 58.9% for the year ended December 31, 2003 due to higher selling prices and efficiencies in Laser Tracker manufacturing plant output.

      Selling expenses. Selling expenses increased by $4.5 million or 32.6%, from $13.8 million for the year ended December 31, 2002 to $18.3 million for the year ended December 31, 2003. This increase was a result of increased sales head count and higher commissions due to higher sales. As a percentage of sales, selling expenses dropped to 25.6% of sales in 2003 from 30.0% in 2002.

      General and administrative expenses. General and administrative expenses increased by $1.2 million or 15.2% from $7.9 million for the year ended December 31, 2002 to $9.1 million for the year ended December 31, 2003. The increase was primarily due to the increase in professional and legal fees, service charges and network costs. General and administrative expenses as percentage of sales fell to 12.7% of the sales in 2003 from 17.0% of the sales in 2002.

      Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $148,000 or 6.6%, from $2.3 million for the year ended December 31, 2002 to $2.1 million in 2003, due to a reduction in amortization of existing product technology of $374,000, offset by an increase of $226,000 in depreciation of new equipment.

      Research and development expenses. Research and development expenses increased by $497,000 or 12.3%, from $4.0 million for the year ended December 31, 2002 to $4.5 million for the year ended December 31, 2003 due primarily to the increased subcontractor costs and materials. The Company plans to spend at least 5% of sales on research and development.

      Employee Stock Option expenses. Employee Stock Option expenses increased by $709,000 from $9,000 for the year ended December 31, 2002 to $718,000 for the year ended December 31, 2003 due primarily to an increase in the price of the Company's stock and the recording of expense in connection with certain stock options that are accounted for as variable options. (See also "Note 12 - Stock Compensation" to the Consolidated Financial Statements contained herein).

      Interest income / expense. Interest income decreased by $479,000 or 85.4%, from $561,000 for the year ended December 31, 2002 to $82,000 for the year ended December 31, 2003 primarily from lower average investments and lower interest rates in 2003. Interest expense increased by $18,000 from $28,000 for the year ended December 31, 2002 to $46,000 for the year ended December 31, 2003 due to increased use of a credit line (See Liquidity and Capital Resources below).

      Other income. Other income increased by $1.3 million from $601,000 for the year ended December 31, 2002 to $1.9 million for the year ended December 31, 2003 due primarily to the settlement of litigation with the former shareholders of SMX for $1.1 million. (See also "Note 2--Acquisition).

      Income tax expense. Income tax expense increased by $946,000 from $211,000 for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003. The effective tax rate in 2003 was 12.8% of net income before income tax. The primary reason for the relatively low tax rate was a reduction in valuation allowance of approximately $4.0 million. Of that reduction, $2.8 million relates to usage of "net operating losses" in foreign jurisdictions and $1.2 million of the reduction in valuation allowance relates to domestic assets for which the Company now believes are more likely than not to be realized. The Company has $1.7 million in deferred tax assets remaining, which may be recognized in 2004 if the Company remains consistently profitable. (See also "Note 10- Income Taxes" to the Financial Statements contained herein). Separate from income tax expenses, the Company recorded an addition to Shareholders' Equity of $1.4 million for the income tax benefit received from the exercise of unqualified stock options by employees.

      Net Income (loss). The results from operations increased by $10.3 million from a loss of $2.0 million for the year ended December 31, 2002 to $8.3 million for the year ended December 31, 2003 as a result of the factors described above.

2002 Compared to 2001

      Sales. Sales increased by $10.1 million or 28.0%, from $36.1 million for the year ended December 31, 2001 to $46.2 million for year ended December 31, 2002. The increase resulted primarily from sales of the new laser product line in 2002. Geographically sales increased in all regions primarily due to sales of the new laser product line (United States increased $5.1 million or 34.5%, Europe increased $2.2 million or 15.4%, Japan increased $1.9 million or 111.8%, other foreign sales increased $900,000 or 16.4%). (See also Note 15 to the Consolidated Financial Statements). Royalty income included in sales decreased by $20,000 from $1,010,000 for the year ended December 31, 2001 to $990,000 for the year ended December 31, 2002.

      Gross profit. Gross profit increased by $3.3 million or 15.1%, from $21.8 million for the year ended December 31, 2001 to $ 25.1 million for the year ended December 31, 2002. Gross margin decreased from 60.4% for the year ended December 31, 2001 to 54.4% for the year ended December 31, 2002. The decrease in gross margin was primarily a result of a one-time inventory write-down ($729,000) recorded in the second quarter of 2002 related to the new laser product line, the impact of the new laser product line acquired in January 2002 and, to a lesser extent, the new generation arm products introduced in the third quarter of 2002 (see New Products above). Gross margins on sales are expected to ultimately meet or exceed the Company's historic levels once both production facilities are at full production levels. Plant capacity utilization is expected to increase with additional manufacturing efficiencies expected in 2003.

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

      Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $292,000, or 11.2%, from $2.6 million for the year ended December 31, 2001 to $2.3 million in 2002. Depreciation and amortization expenses in 2002 reflect the effect (approximately $740,000) of the adoption, effective January 1, 2002, of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) partly offset by an increase in depreciation resulting from newly acquired assets in late 2002. (See Note 6 to the Consolidated Financial Statements).

      Research and development expenses. Research and development expenses increased by $663,000, or 19.5%, from $3.4 million for the year ended December 31, 2001 to $4.0 million for the year ended December 31, 2002 principally as a result of research and development expenses of the new laser tracker product line ($1.6 million) offset in part by lower expenses for the new generation arm development in the US ($388,000) and shifting of personnel to administrative positions costs in Europe ($549,000--see General and Administrative expenses above).

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

Liquidity and Capital Resources

      Since 1997, the Company had financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of Common Stock (approximately $31.7 million). On November 12, 2003 the Company along with Company's two co-founders completed a $41.5 million private placement of its common stock with various institutional investors. In the private placement, the Company sold 1,158,000 shares, or approximately 8% of total shares outstanding, and the two co-founders of the Company, Simon Raab and Gregory Fraser, sold 772,000 shares, or approximately 20% of their holdings, in the aggregate. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million and $16.6 million to the Company and the co-founders, respectively.

      On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. The Company has not drawn on this line of credit.

      Total marketable securities (cash and cash equivalents and investments) at December 31, 2003 were $33.5 million, compared to $5.9 million at December 31, 2002. This $27.6 million increase was primarily due to the $24.9 million private placement on November 12, 2003 described above. (See Note 1 to the Consolidated Financial Statements)

      For the year ended December 31, 2003, net cash provided by operating activities was $4.7 million compared to net cash used by operating activities of $5.0 million in 2002. The $9.7 million increase reflects strong growth in sales and operating income, partially offset by increases in accounts receivable, taxes, and unearned revenue and the other income realized in Company stock in the settlement of the SMX litigation.

      Net cash used by investing activities for the year ended December 31, 2003 was $15.2 million, compared to $118,000 in 2002 primarily due to increased net investment purchases of $14.1 million.

      Net cash provided by the financing activities for the year ended December 31, 2003 was $23.0 million compared to a provision of $1.4 million in 2002. The increase was primarily the proceeds of the $24.9 million private placement of the Company common stock in November 2003.

      We believe that our working capital, together with anticipated cash flow from our operations, will be sufficient to fund our long-term liquidity requirements. Our liquidity is not dependant upon the use of off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to capital through special purpose entities.

      On January 16, 2002, in connection with its acquisition of SMX, the Company issued 500,000 shares of FARO common stock to the former shareholders. On September 16, 2003 the Company settled a dispute with the former SMX shareholders, which resulted in approximately 100,000 shares being returned from the 500,000 initially issued in the acquisition.

Contractual Obligations and Commercial Commitments

      The Company is a party to a capital lease of $107,234 and a party to automotive and other equipment with an initial term of 36 to 60 months and other non-cancelable operating leases, including leases with related parties (see Note 8 of Notes to Consolidated Financial Statements) that expire on or before 2007.

Commitments under the lease agreements are as follows at December 31, 2003:

                                          Payments Due Under:
                                        ------------------------
                                         Capital       Operating
      Year                               Leases         Leases           Total
----------------                        --------      ----------      ----------

      2004                              $ 42,585      $1,145,251      $1,187,836
      2005                                31,871       1,403,698       1,435,569
      2006                                30,163         936,589         966,752
      2007                                 2,615         304,292         306,907
      2008                                    --         159,596         159,596
   Thereafter                                 --              --              --
                                        --------      ----------      ----------

Total future minimum lease payments     $107,234      $3,949,426      $4,056,660
                                        ========      ==========      ==========

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

      The reserve for obsolete and slow-moving inventory was $155,000, $90,000 and $298,000 at December 31, 2003, 2002 and 2001 respectively. The reserve for obsolete and slow-moving inventory is used to determine the Company's inventories at the lower of average cost or net realizable value. Since the amount of inventorial cost that the Company will truly recoup through sales cannot be known with exact certainty, the Company relies on past sales experience and future sales forecasts. Inventory is considered as obsolete and an allowance in an amount equal to 100% of the average cost of such inventory is recorded if the Company has withdrawn it from the market or if the Company has had no sales of the product for the past 12 months nor sales forecasted for the next 12 months. The Company classifies as slow-moving inventory those with quantities on hand greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months, and reserve such amount as is adequate to reduce the carrying value to its estimated net realizable value. The Company performs an obsolete and slow-moving inventory review twice a year and writes off identified obsolete and slow-moving inventory accordingly.

      The Company performs ongoing evaluations of its customers and adjusts their credit ratings accordingly. The Company continuously monitors collections and payments from its customers and maintains a provision for un-collectable amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, the Company cannot guarantee this will continue in the future. The allowances recorded for 2003, 2002 and 2001 were approximately, $140,000, $582,000 and $311,000 respectively. The amount written off, net of recoveries in 2003 was $737,000, which related primarily to very old receivables acquired as part of the SMX acquisition. The Company reserved for these doubtful receivables in 2002, therefore there was no income statement effect of this write-off in 2003.

Transactions with Related and Other Parties

      The Company leases its headquarters from Xenon Research, Inc. ("Xenon"), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has two five-year renewal options. Base rent under the lease was $398,000 for 2003. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor statistics consumer Price Index for all Urban Consumers.

Foreign Exchange Exposure

      The Company conducts a significant portion of its business outside the United States. At present, a slight majority of the Company's revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates will increase further.

Inflation

      The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2004.

Impact of Recently Issued Accounting Standards

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting" The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

      In January 2003, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of this interpretation and determined that we are not party to any variable interest entities as of December 31, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" (SFAS 148), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

Cautionary Statements

      We discuss expectations regarding our future performance and make other forward-looking statements in our annual and quarterly reports, press releases, and other written and oral statements. These forward-looking statements are based on currently available competitive, financial, and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. The following discussion of risks and uncertainties which is not exclusive, highlights some important factors to consider when evaluating our trends and future results.

Our customers' buying process for our products is highly decentralized, and therefore, it typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.

      Our success will depend, in part, on our ability to further penetrate our customer base. Most of our customers have a decentralized buying process for measurement devices. Thus, we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customers' manufacturing facilities or for a specific product line within a manufacturing facility. We cannot assure you that we will be able to maintain or increase the amount of sales to our existing customers.

Others may develop products that make our products obsolete or less competitive.

      The computer-aided manufacturing measurement ("CAM2") market is emerging and could be characterized by rapid technological change. Others may develop new or improved products, processes or technologies may make our products obsolete or less competitive. We cannot assure you that we will be able to adapt to evolving markets and technologies or maintain our technological advantage.

      Our success will depend, in part, on our ability to maintain our technological advantage by developing new products and enhancing our existing products. Developing new products and enhancing our existing products can be complex and time-consuming. Significant delays in new product releases, or difficulties in developing new products, could adversely affect our revenues and results of operations. Because our customers are concentrated in a few industries, a reduction in sales to any one of these industries could cause a significant decline in our revenues.

      Approximately 75% of our sales are to manufacturers in the automotive, aerospace, and heavy equipment industries. We are dependent upon the continued growth, viability, and financial stability of our customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on our revenues and results of operations. In addition, the volume of orders from our customers and the prices of our products may be adversely impacted by decreases in capital spending by a significant portion of our customers during recessionary periods. In addition, we generate significant accounts receivable in connection with providing products and services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay for the products provided by us, our operating results and financial condition would be adversely affected.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could adversely affect our revenues.

      Our success depends in large part on our ability to obtain and maintain patent and other proprietary right protection for our processes and products in the United States and other countries. We also rely upon trade secrets, technical know-how, and continuing inventions to maintain our competitive position. We seek to protect our technology and trade secrets, in part, by confidentiality agreements with our employees and contractors. Our employees may breach these agreements or our trade secrets may otherwise become known or be independently discovered by inventors. If we are unable to obtain or maintain protection of our patents, trade secrets, and other proprietary rights, we may not be able to prevent third parties from using our proprietary rights.

      Our patent protection involves complex legal and technical questions. Our patents may be challenged, narrowed, invalidated, or circumvented. We may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary processes and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money and could otherwise adversely affect our business.

Claims from others that we infringe their intellectual property rights may adversely affect our operations.

      From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products, or require us to pay damages. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel.

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

      Our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future as a result of:

      o     the size and timing of customer orders;

      o the amount of time that it takes to fulfill orders and ship our products;

      o the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base;

      o increases in operating expenses required for product development and new product marketing;

      o costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

      o the timing and market acceptance of new products and product enhancements;

      o customer order deferrals in anticipation of new products and product enhancements;

      o     our success in expanding our sales and marketing programs;

      o start-up costs associated with opening new sales offices outside of the United States;

      o fluctuations in revenue without proportionate adjustments in fixed costs;

      o     the efficiencies achieved in managing inventories and fixed assets;
            and

      o adverse changes in the manufacturing industry and general economic conditions.

      Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future.

The CAM2 market is an emerging market, and our growth depends on the ability of our products to attain broad market acceptance.

      The CAM2 market is in an early stage of adoption. The market for traditional fixed-base coordinate measurement machines ("CMMs"), check fixtures, and other handheld measurement tools is mature. Part of our strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance of our products requires significant effort to convince manufacturers to reevaluate their historical measurement procedures and methodologies.

      We market three closely interdependent products (FaroArms, Faro Laser Tracker, and Faro Gage) and related software for use in measurement and inspection applications. Substantially all our revenues currently are derived from sales of these products and software, and we plan to continue our business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, our financial performance will depend in large part on portable, computer-based measurement and inspection products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

We compete with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than us and may develop products or technologies that will directly compete with us.

      Our portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms and laser tracker products, consists of fixed-base CMMs, check fixtures, and handheld measurement tools. The broad market for measurement devices is highly competitive. Manufacturers of handheld measurement tools and fixed-base CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical, and marketing resources than we possess. In the laser tracker product line, we compete primarily with Leica Geosystems, who is significantly larger than us and, we believe, currently the leader in this product line. We will be required to make continued investments in technology and product development to maintain our technological advantage over our competition. We cannot assure you that we will have sufficient resources to make additional investments in technology and product development or that our product development efforts will allow us to successfully compete as the industry evolves.

      Our competitors may develop products or technologies that directly compete with us. For example, fixed-base CMMs are introducing computer-aided-design ("CAD")-based inspection software in response to the trend toward CAD-based factory floor metrology. In addition, some fixed-base CMM manufacturers are miniaturizing and increasing the mobility of their conventional CMMs. These companies may continue to alter their products and devote resources to the development and marketing of additional products that compete with ours.

We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.

      Since 2000, we have derived over 50% of our sales from international operations. We recently opened a manufacturing facility in Schaufhausen, Switzerland and have regional sales offices in Germany, France, Spain, Italy, Japan, and the United Kingdom. We are in the process of opening our first direct sales offices in China. Should trade relations between the United States and China deteriorate, our ability to transfer products between China and other regions of the world, including the United States, Asia, and Europe could be significantly impaired and our results of operations would suffer. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring, and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. Our international operations may be subject to a number of risks, including:

      o     difficulties in staffing and managing foreign operations;

      o     political and economic instability;

      o     unexpected changes in regulatory requirements and laws;

      o longer customer payment cycles and difficulty collecting accounts receivable;

      o     export duties, import controls, and trade barriers;

      o governmental restrictions on the transfer of funds to us from our operations outside the United States;

      o burdens of complying with a wide variety of foreign laws and labor practices;

      o fluctuations in currency exchange rates, which could affect local payroll utility and other expenses; and

      o inability to use net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

      Several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange, and other risks. These factors may harm our results of operations and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In addition, during 1997 and 1998, several Asian countries, including Japan, experienced severe currency fluctuation and economic deflation. If such situations reoccur or occur in other regions where we operate, it may negatively impact out sales and our ability to collect payments from customers in these regions.

We rely to a large extent on the experience and management ability of our senior executive officers.

      Our success will depend, in part, on the services of our founders, Simon Raab, our Chief Executive Officer, and Gregory Fraser, our Executive Vice President and Chief Financial Officer. The loss or interruption of the continued full-time services of these executives could have a material adverse effect on us. We do not have employment agreements with these executives.

We may not be able to identify, consummate, or achieve expected benefits from acquisitions.

      We have completed two significant acquisitions since our initial public offering in 1997. We intend to pursue access to additional technologies, complementary product lines, and sales channels through selective acquisitions and strategic investments. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In the past, we have used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively.

      Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies' sales and marketing, distribution, manufacturing, engineering, finance, and administrative organizations. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties, including:

      o the inability to assimilate effectively the operations, products, technologies, and personnel of the acquired companies (some of which may be located in diverse geographic regions);

      o the inability to maintain uniform standards, controls, procedures, and policies;

      o     the need or obligation to divest portions of the acquired companies;
            and

      o     the potential impairment of relationships with customers.

      We cannot assure you that we will be able to integrate successfully any acquisitions or that any acquired companies will operate profitably, or that we will realize the expected benefits from any acquisition.

We may face difficulties managing growth.

      Our growth has placed significant demands on our management and operations and financial resources. If our business continues to grow rapidly in the future, we expect it to result in:

      o increased responsibility for existing and new management personnel, and

      o incremental strain on our operations, and financial and management systems.

      Our success under such conditions will depend to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition, and operating results may be harmed.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

      Outside vendors provide key components used by us in the manufacture of our products. Although we believe that alternative sources for these components are available, any supply interruption in a limited source component would harm our ability to manufacture our products until a new source of supply is identified. In addition, an uncorrected defect or supplier's variation in a component, either known or unknown to us, or incompatible with our manufacturing processes, could harm our ability to manufacture our products. We may not be able to find a sufficient alternative supplier in a reasonable period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the manufacture of components of our potential products, we may experience delays or interruptions in our operations, which would adversely affect our results of operations and financial condition.

We may experience volatility in our stock price.

      The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control, including:

      o     developments in the industries in which we operate;

      o actual or anticipated variations in quarterly or annual operating results;

      o     speculation in the press or investment community; and

      o announcements of technological innovations or new products by us or our competitors.

      Our common stock's market price may also be affected by our inability to meet analyst and investor expectations and failure to achieve projected financial results, including those set forth in this prospectus. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline. Volatility in our stock price may result in your inability to sell your shares at or above the price at which you purchased them.

      In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations, and financial condition.

Our executive officers and directors control a significant percentage of our common stock and these shareholders may take actions that are adverse to your interests.

      Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 24.0% of our common stock, 21.0% of which is beneficially owned by our two co-founders, Simon Raab and Gregory Fraser. As a result, these shareholders, acting together, can significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control or impeding a merger or consolidation, takeover, or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Anti-takeover provisions in our articles of incorporation and bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.

      Our articles of incorporation, our bylaws, and Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

      o a limitation on shareholders' ability to call a special meeting of our shareholders;

      o advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings; and

      o the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

            The provisions described above could delay or make more difficult transactions involving a change in control of us, or our management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Exposure

      The Company conducts a significant portion of its business outside the United States. At present, a slight majority of the Company's revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates will increase further.

Inflation

      The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                        --------
Independent Certified Public Accountant's Report                              31
Consolidated Balance Sheets as of December 31, 2003 and 2002                  32
Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001                                           33
Consolidated Statements of Shareholders' Equity for the years Ended
   December 31, 2003, 2002 and 2001                                           34
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001                                           35
Notes to the Consolidated Financial Statements                          37 to 52

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FARO Technologies, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As described in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", effective January 1, 2002.


                                        /s/ ERNST & YOUNG LLP

Orlando, Florida
February 20, 2004

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,        December 31,
                                                                                       2003                2002
                                                                                   --------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $ 17,424,901       $   4,023,614
   Short-term investments                                                            16,037,208           1,437,537
   Accounts receivable, net of allowance                                             16,312,978          14,236,160
   Inventories, net                                                                  14,771,792           9,126,857
   Deferred tax asset - current                                                         564,841                  --
   Prepaid expenses and other current assets                                          1,465,690           1,142,576
                                                                                   ------------       -------------
      Total current assets                                                           66,577,410          29,966,744
                                                                                   ------------       -------------
Property and Equipment:
   Machinery and equipment                                                            5,612,391           5,338,681
   Furniture and fixtures                                                             2,552,766           1,342,207
   Leasehold improvements                                                               626,858             332,082
                                                                                   ------------       -------------
      Total Property, plant and equipment                                             8,792,015           7,012,970
   Less accumulated depreciation                                                     (6,038,658)         (4,995,111)
                                                                                   ------------       -------------
      Property, plant and equipment, net                                              2,753,357           2,017,859
                                                                                   ------------       -------------
   Intangible assets                                                                 25,130,684          21,024,009
      Less accumulated amortization                                                 (13,691,309)         (9,481,520)
                                                                                   ------------       -------------
Intangible assets, net                                                               11,439,375          11,542,489
Investments                                                                                  --             427,478
Notes receivable                                                                             --           1,240,210
Deferred tax asset-net                                                                1,143,746                  --
                                                                                   ------------       -------------
Total Assets                                                                       $ 81,913,888       $  45,194,780
                                                                                   ============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                               $     42,584       $      49,450
   Amounts due under credit line                                                             --           1,459,647
   Accounts payable                                                                   4,713,512           4,781,243
   Accrued liabilities                                                                4,776,778           3,202,231
   Income taxes payable                                                                 605,456             106,954
   Current portion of unearned service revenues                                       2,206,167           1,930,736
   Customer deposits                                                                    363,346              97,942
                                                                                   ------------       -------------
      Total current liabilities                                                      12,707,843          11,628,203
Unearned service revenues - less current portion                                        220,296             135,900
Long term debt                                                                           64,650              47,028
                                                                                   ------------       -------------
Total Liabilities                                                                    12,992,789          11,811,131
                                                                                   ------------       -------------

Shareholders Equity:
   Common stock - par value $.001, 50,000,000 shares authorized; 13,518,998
   and 11,931,726 issued; 13,478,998 and 11,891,726 outstanding, respectively            13,519              11,932
   Additional paid-in-capital                                                        75,133,219          49,462,548
   Unearned compensation                                                               (226,954)            (14,768)
   Accumulated deficit                                                               (5,853,929)        (14,131,669)
   Other comprehensive income (loss)                                                      5,869          (1,793,769)
   Common stock in treasury, at cost - 40,000 shares                                   (150,625)           (150,625)
                                                                                   ------------       -------------
      Total shareholders' equity                                                     68,921,099          33,383,649
                                                                                   ------------       -------------
Total Liabilities and Shareholders Equity                                          $ 81,913,888          45,194,780
                                                                                   ------------       -------------

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                           --------------------------------------------------

                                               2003               2002               2001
                                           --------------------------------------------------
SALES                                      $ 71,785,980       $ 46,246,372       $ 36,121,696

COST OF SALES                                29,520,249         21,109,609         14,304,083
                                           --------------------------------------------------

Gross profit                                 42,265,731         25,136,763         21,817,613

OPERATING EXPENSES
   Selling                                   18,341,409         13,891,917         13,436,209
   General and administrative                 9,116,166          7,873,338          5,812,803
   Depreciation and amortization              2,119,030          2,267,763          2,559,495
   Research and development                   4,530,467          4,033,462          3,370,716
   Employee stock options                       718,524              9,526                 --
                                           --------------------------------------------------

   Total operating expenses                  34,825,596         28,076,006         25,179,223
                                           --------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                 7,440,135         (2,939,243)        (3,361,610)
                                           --------------------------------------------------
OTHER INCOME (EXPENSES)
   Interest income                               81,680            561,112            900,281
   Other income, net                          1,959,806            601,336            (43,150)
   Interest expense                             (46,351)           (28,036)            (1,747)
                                           --------------------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAX           9,435,270         (1,804,831)        (2,506,226)
                                           --------------------------------------------------

INCOME TAX EXPENSE                            1,157,530            210,740            341,738
                                           --------------------------------------------------

NET INCOME (LOSS)                          $  8,277,740       $ (2,015,571)      $ (2,847,964)
                                           ==================================================

NET INCOME (LOSS) PER SHARE - BASIC        $       0.68       $      (0.17)      $      (0.26)
                                           ==================================================

NET INCOME (LOSS) PER SHARE - DILUTED      $       0.64       $      (0.17)      $      (0.26)
                                           ==================================================

Weighted average shares - Basic              12,181,221         11,853,732         11,032,449
                                           ==================================================

Weighted average shares - Diluted            12,845,992         11,853,732         11,032,449
                                           ==================================================

        See accompanying notes to the consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Common Stock                Additional
                                                       ------------------------------        Paid-in            Unearned
                                                           Shares           Amounts          Capital          Compensation
                                                       ------------      ------------      ------------       ------------
BALANCE
JANUARY 1, 2001                                          11,065,225      $     11,066      $ 47,070,059       $         --

   Net loss
   Currency translation adjustment, net of
   Comprehensive loss
   Options granted subject to variable                                                          109,000           (109,000)
   Issuances of common stock                                 10,027                 9            25,028
                                                         ----------      ------------      ------------       ------------

BALANCE
DECEMBER 31, 2001                                        11,075,252      $     11,075      $ 47,704,087       $   (109,000)
   Net loss
   Currency translation adjustment, net of

   Comprehensive loss
   Options granted subject to variable                                                          (84,706)            84,706
   Amortization of unearned compensation                                                                             9,526
   Issuance of common stock in connection
      with the acquisition of SMX                           850,000               850         1,826,650
   Issuance of common stock                                   6,474                 7            16,517
                                                         ----------      ------------      ------------       ------------

BALANCE
DECEMBER 31, 2002                                        11,931,726      $     11,932      $ 49,462,548       $    (14,768)
   Net income
   Currency translation adjustment, net of

   Comprehensive income
   Options subject to variable accounting                                                       930,710           (930,710)
   Amortization of unearned compensation                                                                           718,524
   Stock option exercised                                   528,839               529         1,300,509

   Settlement of SMX arbitration settled in stock           (99,567)             (100)       (1,155,873)
   Tax benefit from employee stock option
      exercises                                                                               1,419,678
   Issuance of common stock, net of expenses              1,158,000             1,158        23,175,647
                                                         ----------      ------------      ------------       ------------
BALANCE
DECEMBER 31, 2003                                        13,518,998      $     13,519      $ 75,133,219       $   (226,954)
                                                         ==========      ============      ============       ============

                                                                            Accumulated
                                                                               Other            Common
                                                         Accumulated       Comprehensive       Stock in
                                                           Deficit         Income (Loss)       Treasury             Total
                                                        ------------       -------------     ------------       ------------
BALANCE
JANUARY 1, 2001                                         $ (9,268,134)      $ (2,206,913)     $   (150,625)      $ 35,955,453

   Net loss                                               (2,847,964)                                             (2,847,964)
   Currency translation adjustment, net of                                     (796,065)                            (796,065)
   Comprehensive loss                                                                                             (3,644,029)
   Options granted subject to variable                                                                                    --
   Issuances of common stock                                                                                          25,037
                                                        ------------       ------------      ------------       ------------

BALANCE
DECEMBER 31, 2001                                       $(12,116,098)      $ (3,002,978)     $   (150,625)      $ 32,336,461
   Net loss                                               (2,015,571)                                             (2,015,571)
   Currency translation adjustment, net of                                    1,209,209                            1,209,209
                                                                                                                ------------
   Comprehensive loss                                                                                               (806,362)
   Options granted subject to variable                                                                                    --
   Amortization of unearned compensation                                                                               9,526
   Issuance of common stock in connection
      with the acquisition of SMX                                                                                  1,827,500
   Issuance of common stock                                                                                           16,524
                                                        ------------       ------------      ------------       ------------

BALANCE
DECEMBER 31, 2002                                       $(14,131,669)      $ (1,793,769)     $   (150,625)      $ 33,383,649
   Net income                                              8,277,740                                               8,277,740
   Currency translation adjustment, net of                                    1,799,638                            1,799,638
                                                                                                                ------------
   Comprehensive income                                                                                           10,077,378
   Options subject to variable accounting                                                                                 --
   Amortization of unearned compensation                                                                             718,524
   Stock option exercised                                                                                          1,301,038

   Settlement of SMX arbitration settled in stock                                                                 (1,155,973)
   Tax benefit from employee stock option
      exercises                                                                                                    1,419,678
   Issuance of common stock, net of expenses                                                                      23,176,805
BALANCE                                                 ------------       ------------      ------------       ------------
DECEMBER 31, 2003                                       $ (5,853,929)      $      5,869      $   (150,625)      $ 68,921,099
                                                        ============       ============      ============       ============

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                  2003             2002            2001
                                                                             -------------     -----------     -----------
CASH FLOWS FROM:
OPERATING ACTIVITIES:
  Net income loss)                                                           $   8,277,740     $(2,015,571)    $(2,847,964)
  Adjustments to reconcile net income (loss) to net cash
    provided (used in) by operating activities
    Depreciation and amortization                                                2,119,030       2,267,763       2,559,495
    Settlement of SMX arbitration received in stock                             (1,155,973)             --              --
    Provision For bad debts                                                        140,249         582,463         310,981
    Foreign currency (gains) losses                                                     --        (184,027)             --
    Inventory write-down                                                                --         729,286              --
    Provision for inventory losses                                                 904,513         663,269         856,551
    Deferred income taxes                                                       (1,708,587)         76,418         802,722
    Employee stock options                                                        (718,524)          9,526              --
Change in operating assets and liabilities:
  Decrease (increase) in:
    Accounts receivable                                                           (617,962)     (2,514,764)        197,437
    Income taxes refundable                                                             --         545,118        (545,118)
    Inventories                                                                 (4,091,519)     (3,382,190)       (178,323)
    Prepaid expenses and other assets                                             (228,618)        468,205        (796,145)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                                       961,070      (1,805,060)       (894,764)
    Income taxes payable                                                           440,270         106,953        (684,409)
    Customer deposits                                                              244,585        (947,999)        108,249
    Deferred revenues                                                              102,359         404,530         268,794
                                                                             -------------     -----------     -----------

      Net cash provided by (used in) operating activities                        4,668,633      (4,996,080)       (842,494)
                                                                             -------------     -----------     -----------

INVESTING ACTIVITIES:
  Acquisition of SMX                                                                    --      (3,028,615)             --
  Purchases of property and equipment                                           (1,429,809)     (1,287,317)       (788,168)
  Payments for intangible assets                                                  (867,892)       (810,895)       (245,694)
  Proceeds from repayment of notes receivable                                    1,240,210              --      (2,799,086)
  Purchases of Investments                                                     (15,847,468)             --      (2,150,029)
  Proceeds from Investments                                                      1,675,275       5,009,223       6,250,000
                                                                             -------------     -----------     -----------

    Net cash provided by (used in) investing activities                        (15,229,684)      (117,604)         267,023
                                                                             -------------     -----------     -----------

FINANCING ACTIVITIES:
  Issuance of Treasury Stock                                                            --              --              --
  Borrowings under line of credit                                                       --       1,459,647              --
  Payments of long-term debt, capital lease obligations and notes payable       (1,459,205)        (30,889)        (16,497)
  Proceeds from issuance of common stock, net                                   24,477,843          16,524          25,037
                                                                             -------------     -----------     -----------

    Net cash provided by (used in) financing activities                         23,018,638       1,445,282           8,540
                                                                             -------------     -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            943,700         453,452        (223,823)
                                                                             -------------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                13,401,287      (3,214,950)       (790,754)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,023,614       7,238,564       3,029,318
                                                                             -------------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  17,424,901     $ 4,023,614     $ 7,238,564
                                                                             =============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

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

      Revenue Recognition, Product Warranty and Extended Maintenance Contracts--Revenue related to the Company's measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized in proportion to maintenance costs projected to be incurred. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as received. Amounts representing royalties for the current year and not received as of year end, are estimated as due (based on historical data) and recognized in the current year.

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

      Investments--Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year (none had maturities exceeding two years).

      Investments consisted of the following:

                                                      December 31
                                              ----------------------------
                                                  2003              2002
                                              -----------         --------
      Corporate bonds                         $   432,153         $427,478
      Commercial paper                         15,605,055               --
                                              -----------         --------
                                              $16,037,208         $427,478
                                              ===========         ========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Management determines the appropriate classification of its short term investments and investments in debt securities at the time of the purchase and reevaluates such determinations at each balance sheet date. All investments in debt securities are classified as held to maturity as the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in other income in the consolidated statements of operations. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The gross unrealized gain on all held to maturity debt securities was approximately $0 and $13,000 at December 31, 2003 and 2002, respectively.

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

      Intangibles--Goodwill represents the excess of purchase price over the fair value of businesses acquired and was amortized on a straight-line basis over 5 years through December 31, 2001. Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

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

      Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

      The table below sets forth what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

                                                     For the Year Ended December 31,
                                               ------------------------------------------
                                                  2003            2002            2001
                                               ----------     -----------     -----------
            Reported net income (loss)         $8,277,740     $(2,015,571)    $(2,847,964)
            Add back: Goodwill amortization            --              --         740,946
                                               ----------     -----------     -----------
            Adjusted net income (loss)         $8,277,740     $(2,015,571)    $(2,107,018)
            Basic earnings per share
                Reported net income (loss)     $     0.68     $     (0.17)    $     (0.26)
                Goodwill amortization                  --              --            0.07
                Adjusted net income (loss)     $     0.68     $     (0.17)    $     (0.19)
            Diluted earnings per share
                Reported net income (loss)     $     0.64     $     (0.17)    $     (0.26)
                Goodwill amortization                  --              --            0.07
                Adjusted net income (loss)     $     0.64     $     (0.17)    $     (0.19)

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

      Concentration of Credit Risk--Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of corporate bonds, commercial paper and operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

      No customer represented more than 6% of the Company's total sales for the years ended December 31, 2003, 2002 and 2001.

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

      Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                   Years Ended December 31,
                                         ------------------------------------------
                                            2003            2002            2001
                                         ----------     -----------     -----------
Net income (loss), as reported           $8,277,740     $(2,015,571)    $(2,847,964)

Add Stock-based employee
compensation expense included in
reported net income, net of related
tax effects*                                448,143           9,526              --

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects         (317,000)       (386,801)       (325,980)
                                         ----------     -----------     -----------

Pro forma net income (loss)              $8,408,883     $(2,392,846)    $(3,173,944)
                                         ----------     -----------     -----------

Earnings (loss) per share
  Basic - as reported                    $     0.68     $     (0.17)    $     (0.26)
                                         ----------     -----------     -----------
  Basic - pro forma                      $     0.69     $     (0.21)    $     (0.29)
                                         ----------     -----------     -----------
  Diluted - as reported                  $     0.64     $     (0.17)    $     (0.26)
                                         ----------     -----------     -----------
  Diluted - pro forma                    $     0.65     $     (0.21)    $     (0.29)
                                         ----------     -----------     -----------

* The years ended 2003 and 2002 assume a tax effect of 37.6% and 0%, respectively.

      The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

                                             Years Ended December 31,
                                     2003             2002             2001
                                --------------   --------------   --------------
   Risk-free interest rate      2.48% to 3.43%   2.51% to 5.13%   3.60% to 6.72%
   Expected dividend yield                  0%               0%               0%
   Expected option life           3 - 10 years     3 - 10 years     1 - 10 years
   Stock price volatility               74.20%           62.30%           62.50%

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

      The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net (loss) income and income per share in future years since the disclosures do not reflect compensation expense for options granted prior to 1996.

      In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. During 2001, certain options to purchase common stock were effectively re-priced and are accounted for as variable plan options. (see also Note 12).

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

      Foreign Exchange Rate Swap Agreement--In January 2001, the Company adopted FASB Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of position. In September 2002, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.8 million at a base rate of 1.0444 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement does not qualify for special hedge accounting treatment, as it does not meet the specified criteria under SFAS No. 133. Therefore the changes in fair value are included in the determination of earnings.

      This foreign exchange rate agreement set to expire in September 2003 was terminated in December 2002. During the year ended December 31, 2002, the Company recognized a loss of $105,000 related to the change in fair value and the subsequent termination of the foreign exchange rate agreement. This loss is included in "Other Income."

      Impact of Recently Issued Accounting Standards -In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting" The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of this interpretation and determined that we are not party to any variable interest entities as of December 31, 2003.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

      Reclassification-Certain 2002 and 2001 amounts have been reclassified to conform with 2003 classifications.

2. ACQUISITION

On January 16, 2002, the Company acquired SpatialMetriX Corporation ("SMX") in exchange for 500,000 shares of FARO common stock (50,000 shares of which were being held in escrow) and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX's obligations to its two lenders. The Company also assumed and/or satisfied other obligations of SMX. The transaction was recorded utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations".

      The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

Tangible assets                                                     $ 3,723,000
Intangible assets:
   Purchased Technology                                               1,500,000
   Patents and licenses                                                 500,000
   Goodwill                                                           7,243,000
Liabilities assumed                                                  (5,778,000)
                                                                    -----------
                                                                    $ 7,188,000
                                                                    ===========

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

                                               Year ended December 31
                                           ------------------------------
                                              2002               2001
                                           (unaudited)        (unaudited)
                                           -----------        -----------
Revenues                                   $46,374,076        $47,408,591
Net loss                                   $(2,520,984)       $(8,757,839)
Loss per share:
      Basic                                $     (0.21)       $     (0.74)
      Diluted                              $     (0.21)       $     (0.74)

      In 2003 the Company recorded approximately $1.1 million in "other income" as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL CASH FLOW INFORMATION

      Selected cash payments and non-cash activities were as follows:

                                                                   Years ended December 31
                                                            ------------------------------------
                                                               2003          2002          2001
                                                            ----------    ----------    --------
 Cash paid for interest                                     $   47,276    $   22,927    $  1,747
 Cash paid for income taxes                                  1,525,644            --     673,787
Non cash investing and financing activities
   Fixed assets acquired under capital lease obligations        60,953        42,376      33,041
   Issuance of common stock in connection with the
      SMX acquisition                                               --     1,827,500          --
   Conversion of SMX notes receivable in connection
      with the SMX acquisition                                      --     2,875,000          --

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts is as follows:

                                                 Years ended December 31
                                          -------------------------------------
                                             2003          2002          2001
                                          ---------     ---------     ---------
Balance, beginning of year                $ 851,852     $ 339,715     $ 353,514
Provision                                   140,249       582,463       310,981
Amounts written off, net of recoveries     (737,186)      (70,326)     (324,780)
                                          ---------     ---------     ---------
Balance, end of year                      $ 254,915     $ 851,852     $ 339,715
                                          =========     =========     =========

5. INVENTORIES

      Inventories, net consist of the following:

                                                 December 31
                                         ---------------------------
                                             2003            2002
                                         -----------      ----------
            Raw materials                $ 5,624,061      $3,214,119
            Work-in-process                  352,104       1,580,667
            Finished goods                 1,435,112         793,094
            Sales demonstration            7,360,515       3,538,977
                                         -----------      ----------

                                         $14,771,792      $9,126,857
                                         ===========      ==========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

      The allowance for obsolete and slow-moving inventory is as follows:

                                             Years ended December 31
                                   -----------------------------------------
                                      2003            2002            2001
                                   ---------       ---------       ---------
   Balance, beginning of year      $  89,969       $ 297,508       $ 417,930

   Charges to Cost of Sales          904,513         663,269         856,551

   Amounts written off              (839,835)       (870,808)       (976,973)
                                   ---------       ---------       ---------

   Balance, end of year            $ 154,647       $  89,969       $ 297,508
                                   =========       =========       =========

6. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                    December 31
                                          -------------------------------
                                              2003               2002
                                          ------------       ------------
      Goodwill                            $ 10,239,788       $  9,559,888
      Existing product technology            5,527,108          3,777,842
      Customer relationships                 1,572,937          1,055,451
      Product design costs                   4,548,653          3,704,377
      Patents                                2,206,750          2,041,979
      Other                                  1,035,448            884,472
                                          ------------       ------------
        Total                               25,130,684         21,024,009
      Accumulated amortization             (13,691,309)        (9,481,520)
                                          ------------       ------------
      Intangible assets - net             $ 11,439,375       $ 11,542,489
                                          ============       ============

      In 2003 approximately $3.2 million of the $4.1 million increase in total intangible assets was a result of foreign currency translation. Amortization expense was $986,805, $1,156,668, and $1,557,819 in 2003, 2002, and 2001,
respectively. Effective January 1, 2002, the Company stopped amortizing certain indefinite-lived intangibles. This resulted in a decrease in amortization expense of approximately $740,000. The estimated amortization expense for each of the five succeeding fiscal years is as follows: 2004--$830,553; 2005--$780,174; 2006--$619,274; 2007--$359,949; 2008--$349,409.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                       December 31
                                                --------------------------
                                                   2003            2002
                                                ----------      ----------
      Accrued compensation and benefits         $2,418,110      $1,173,438

      Accrued royalties and warranties             613,829         114,328

      Other accrued liabilities                  1,744,839       1,914,465
                                                ----------      ----------

                                                $4,776,778      $3,202,231
                                                ==========      ==========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

8. NOTES PAYABLE AND DEBT

      The Company has available lines of credit aggregating $5,000,000. Drawings under the lines of credit bear interest at a rate equivalent to a LIBOR plus 1.75%. There were no amounts outstanding under the line of credit at December 31, 2003. Borrowings under the lines of credit aggregated $1,459,647 at December 31, 2002.

                                                            December 31
                                                      ----------------------
                                                        2003           2002
                                                      --------       -------
   Loan and Obligations under capital leases           107,234        96,478
   Less current portion                                (42,584)      (49,450)
                                                      --------       -------
                                                        64,650        47,028
                                                      ========       =======

      Debt consists of the following:

      Long-term debt at December 31, 2003 is due as follows: 2005--$31,871; 2006--$30,163; 2007--$2,615.

9. RELATED PARTY TRANSACTIONS

      Related Party Lease--The Company leases its plant and office building from Xenon Research, Inc. ("Xenon"), which is owned by a 17.5% shareholder. Pursuant to the terms of the lease agreement, which expires in 2006, the Company has a five-year renewal option. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $398,000 in 2003, $398,000 in 2002, and $391,000 in 2001.

      Related Party Loans--In May 1998 the Company acquired CATS Gmbh, a German company ("CATS"). On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million ("the Loans"). The Loans outstanding were for a term of three years, at an interest rate of approximately 4.7%, and granted the borrowers an option to extend the term for an additional three years. The loans were repaid to the Company in 2003.

      Related party consulting services--The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company's financial advisor in connection with the Company's acquisition in January, 2002 of SpatialMetrix, Inc. Stephen R. Cole, one of the Company's directors and member of the audit committee, is the founding partner and president of Cole & Partners. The Company paid to Cole & Partners total fees of approximately $450,000 for its services, of which $300,000 and $150,000 were paid in 2002 and 2001 respectively.

10. INCOME TAXES

      Income (Loss) before taxes consisted of the following:

                                                Years ended December 31
                                      -----------------------------------------
                                         2003           2002            2001
                                      ----------    -----------     -----------
Domestic                              $6,455,000    $(1,349,335)    $(2,229,368)

Foreign                                2,980,270       (455,496)       (276,868)
                                      ----------    -----------     -----------

Income (Loss) before income taxes     $9,435,270    $ 1,804,831)    $(2,506,226)
                                      ==========    ===========     ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

      The components of the income tax expense (benefit) for income taxes are as follows:

                                        Years ended December 31
                              -------------------------------------------
                                  2003             2002            2001
                              -----------       ---------       ---------
      Current:
        Federal               $ 1,535,214       $ 119,076       $(460,984)
        State                     100,886          15,244              --
        Foreign                   571,561              --              --
                              -----------       ---------       ---------

                                2,207,661         134,320        (460,984)
                              -----------       ---------       ---------
      Deferred:
        Federal                  (985,378)         71,708         731,704
        State                     (64,753)          4,712          71,018
        Foreign                        --              --              --
                              -----------       ---------       ---------

                               (1,050,131)         76,420         802,722
                              -----------       ---------       ---------

                              $ 1,157,530       $ 210,740       $ 341,738
                              ===========       =========       =========

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 differ from the amount computed by applying the federal statutory corporate rate to (loss) income before income taxes. The differences are reconciled as follows:

                                                             Years ended December 31
                                                    -----------------------------------------
                                                        2003           2002           2001
                                                    -----------     ---------     -----------
Tax (benefit) expense at statutory rate             $ 3,302,348     $(510,740)    $  (775,605)
State income taxes, net of federal benefit              291,871       (32,078)        (73,568)
Foreign tax rate difference                             601,931       638,794         194,430
Research and development credit                        (106,047)     (157,177)       (159,160)
Nondeductible items                                     160,612        27,134          33,356
Change in deferred tax asset valuation allowance     (3,973,812)      244,807       1,092,132
Change in foreign tax rate                              380,627            --              --
Accrual for tax uncertainties                           500,000            --              --
Other                                                        --            --          30,153
                                                    -----------     ---------     -----------
Total income tax expense (benefit)                  $ 1,157,530     $ 210,740     $   341,738
                                                    ===========     =========     ===========

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

The components of the Company's net deferred income tax asset are as follows:

                                                                  December 31,
                                                              2003            2002
                                                          -----------     -----------
         Net deferred income tax asset - Current

           Product design costs                             ($248,126)       ($89,897)

           Tax credits                                        675,132         503,850

           Other                                              137,835         468,900

           Valuation allowance                                     --        (882,853)
                                                          -----------     -----------

           Net deferred income tax asset - Current            564,841     $        --
                                                          ===========     ===========

         Net deferred income tax asset - Non-current

           Depreciation                                       488,941         426,909

           Employee stock options                             227,545         183,348

           Unearned service revenue                           427,260         313,753

           Carryforwards                                      913,517       3,080,466

           Valuation allowance                               (913,517)     (4,004,476)
                                                          -----------     -----------

           Net deferred income tax asset - Non current    $ 1,143,746     $        --
                                                          ===========     ===========

      At December 31, 2003 and December 31, 2002, the Company's domestic entities had deferred income tax assets in the amount of $1,708,587 and $0, respectively.

      At December 31, 2003, the Company's foreign subsidiaries had deferred income tax assets relating to net operating loss carry-forwards, which do not expire, of $913,517. For financial reporting purposes, a valuation allowance of $913,517 has been recognized to offset the deferred tax assets relating to the net operating losses and intangible assets. The Company continues to maintain a valuation allowance on net operating losses in jurisdictions for which it does not have a history of income.

      The Company reduced the overall valuation allowance on its assets in the amount of $3,973,812. The reduction in the valuation allowance relates to the use of deferred tax assets in foreign jurisdictions as well as the Company's position that certain domestic deferred tax liabilities are more likely than not to be utilized.

      Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of the uncertainties arise as a result of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Because the Company utilized all of its domestic net operating loss carry forward in 2003, the Company recorded an accrual for tax uncertainties and exposures.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

      Leases--The following is a schedule of future minimum lease payments required under non-cancelable operating leases, including leases with related parties (see Note 9), in effect at December 31, 2003:

          Year Ending December 31                                 Amount
                                                                ----------
                   2004                                         $1,145,251
                   2005                                          1,403,698
                   2006                                            936,589
                   2007                                            304,292
                   2008                                            159,596
                Thereafter                                              --
                                                                ----------
      Total future minimum lease payments                       $3,949,426
                                                                ==========

      Rent expense for 2003, 2002, and 2001, was approximately $1,148,000, $1,004,000 and $1,101,000, respectively.

      Litigation--The Company is not involved in any pending legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

12. STOCK COMPENSATION PLANS

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

      The Company is authorized to grant options for up to 703,100 shares of Common Stock under the 1993 Plan, of which 7,032 options are currently outstanding at exercise prices between $.36 and $3.60. These options vest over primarily 3 and 4-year periods. The Company is also authorized to grant options for up to 1,400,000 shares of Common Stock under the 1997 Plan, of which 897,920 options are currently outstanding at exercise prices between $1.50 and $10.34. These options vest over a three-year period. The Company is also authorized to grant up to 250,000 shares of Common Stock under the 1997 Non-employee Director Plan of which 74,000 options are currently outstanding at exercise prices between $2.21 and $4.48. Each non-employee director is granted 3,000 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a three-year period.

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

      In the fourth quarter of 2001, the Company cancelled approximately 548,000 "out of the money" options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 91,000 options granted in 2001, under the 1997 Plan and to holders of some of the options cancelled, were subjected to variable accounting treatment. Under FIN No. 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the Company's common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period.

      Compensation costs charged to operations associated with the Company's stock option plans were $718,000, $9,526, and $0 in 2003, 2002 and 2001, respectively. Compensation cost was based on the difference between the value of the stock, at the end of each accounting period, and its exercise price multiplied by the number of shares vested in each year. The increases in stock option associated compensation cost were due to the market price increase in the Company's common stocks.

A summary of stock option activity and weighted average exercise prices follows:

                                                                     Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                           2003                                2002                                2001
                               -----------------------------       -----------------------------       -----------------------------
                                                   Weighted-                           Weighted-                           Weighted-
                                                   Average                             Average                             Average
                                                   Exercise                            Exercise                            Exercise
                                 Options            Price            Options            Price            Options             Price
                               ----------          -------         ----------          -------         ----------          -------
Outstanding at beginning
  of year                       1,554,513          $  2.41            949,498          $  4.19          1,291,315          $  8.61
    Granted                        22,500             5.39            958,945             2.20            334,000             1.77
    Cancelled                          --               --                 --               --           (548,074)           12.45
    Forfeited                     (69,222)            2.13           (352,930)            8.32           (123,197)            7.60
    Exercised                    (528,839)            2.46             (1,000)            0.36             (4,546)            0.36
                               ----------                          ----------                          ----------
Outstanding at end of year        978,952             2.42          1,554,513             2.41            949,498             4.19
                               ==========                          ==========                          ==========
Outstanding exercisable at
  year-end                        501,631          $  2.61            701,042          $  2.77            474,464          $  6.32
Weighted-average fair value
  of options granted during
  the year                     $     3.35                          $     1.25                          $     1.00

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

A summary of stock options outstanding and exercisable as of December 31, 2003 follows:

                                             Weighted-Average
         Exercise           Options             Remaining              Options
           Price          Outstanding    Contractual Life (Years)    Exercisable
           -----          -----------    ------------------------    -----------

        Up to $1.50         131,296                7.84                 62,882
      $1.51 - $2.20         234,712                8.44                 96,742
      $2.21 - $2.40         317,502                6.87                104,667
      $2.41 - $3.00         168,634                6.91                129,700
         Over $3.00         126,808                3.32                107,640
                            -------                                    -------
                            978,952                                    501,631
                            =======                                    =======

Remaining non-exercisable options as of December 31, 2003 become exercisable as follows:

  Years Ending December 31                                     Amount
  ------------------------                                     -------
     2004                                                      282,920
     2005                                                      186,895
     2006                                                        7,506
                                                               -------
                                                               477,321
                                                               =======

13. EARNING (LOSS) PER SHARE

      A reconciliation of the number of common shares used in calculation of basic and diluted earning per share ("EPS") and loss per share ("LPS") is presented below:

                                                                   Years Ended December 31,
                                     ------------------------------------------------------------------------------------
                                              2003                           2002                         2001
                                     -----------------------       ------------------------      ------------------------
                                                   PER-SHARE                      PER-SHARE                     PER-SHARE
                                       SHARES        AMOUNT          SHARES         AMOUNT         SHARES         AMOUNT
                                     -----------------------       ------------------------      ------------------------
Basic EPS                            12,181,221       $0.68        11,853,732       ($0.17)      11,032,449       ($0.26)

Effect of Dilutive Securities:
  Stock Options                         664,771      ($0.04)
                                     -----------------------       ------------------------      ------------------------

Diluted EPS                          12,845,992       $0.64        11,853,732       ($0.17)      11,032,449       ($0.26)
                                     =======================       ========================      ========================

      The effect of 92,532 and 123,454 dilutive securities were not included in the computations for the years 2002 and 2001 respectively, because to do so would be antidilutive.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

14. EMPLOYEE RETIREMENT BENEFITS PLAN

      The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each Plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant's account but cannot exceed 6% of compensation. Costs charged to operations in connection with the Plan during 2003, 2002 and 2001 aggregated $113,316, $102,900, and $83,400 respectively.

15. GEOGRAPHIC DATA

      The Company develops, manufactures, markets and supports Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. This one line of business represents approximately 98% of consolidated sales and is the Company's only segment. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area.

      The following table presents information about the Company by geographic area:

                                                                         December 31,
                           --------------------------------------------------------------------------------------------------------
                                         2003                                2002                                2001
                           --------------------------------    --------------------------------    --------------------------------
                              Sales       Long-lived Assets       Sales       Long-lived Assets       Sales       Long-lived Assets
                           -----------    -----------------    -----------    -----------------    -----------    -----------------
Americas Region            $37,862,618       $11,773,933       $22,471,470       $11,561,939       $14,764,091       $2,058,163
Europe/Africa Region        27,700,696         2,190,238        18,490,654         1,849,914        19,655,970        2,029,590
Asia Pacific Region          6,222,666           228,561         5,284,248           148,495         1,701,635           91,737
                           -----------       -----------       -----------       -----------       -----------       ----------
                           $71,785,980       $14,192,732       $46,246,372       $13,560,348       $36,121,696       $4,179,490
                           -----------       -----------       -----------       -----------       -----------       ----------

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions.

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                      March 29,            June 28,           September 27,        December 31,
Quarter Ended                           2003                 2003                 2003                2003
---------------------------------------------------------------------------------------------------------------
Sales                                $13,404,265          $16,243,469          $19,183,956         $22,954,290
Gross profit                           7,504,685           10,060,436           11,030,876          13,669,735
Net income                               489,364            1,558,049            3,333,888           2,896,439
Net income per share
    Basic                            $      0.04          $      0.13          $      0.28         $      0.23
    Diluted                          $      0.04          $      0.12          $      0.26         $      0.22

                                      March 31,            June 30,           September 30,        December 31,
Quarter Ended                           2002                 2002                 2002                2002
---------------------------------------------------------------------------------------------------------------
Sales                                $ 8,721,611          $10,309,596          $12,104,696         $15,110,469
Gross profit                           4,892,979            5,101,870            6,551,956           8,589,959
Net income (loss)                     (1,652,763)          (2,006,136)              71,995           1,571,333
Net income (loss; per share:
    Basic                                 ($0.14)              ($0.17)         $      0.01         $      0.13
    Diluted                               ($0.14)              ($0.17)         $      0.01         $      0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to identification of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders currently scheduled to be held on May 11, 2004 under the captions "Board of Directors" and "Executive Officers and Key Employees," respectively and, with respect to executive officers, from the section of this Report in Part I, Item 1, entitled "Management of the Registrant."

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

The information concerning our Code of Business Conduct and Ethics required by this item is incorporated by reference from the Proxy Statement under the caption "Code of Business Conduct and Ethics".

The information concerning our audit committee and audit committee financial experts required by this item is incorporated by reference from the Proxy Statement under the caption "Board and Committee Meetings".

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation" provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption "Compensation Committee Report on Executive Compensation" and provided, further, that the Proxy Statement also included compensation information for the other key employees of the Company that are not executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required under this item is incorporated by reference from the Proxy Statement under the captions "Security Ownership of Management and Principal Stockholders" and "Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required under this item is incorporated by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated by reference from the Proxy Statement under the caption "Principal Accountant Fees and Services".

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) Documents Filed as Part of this Report. The following documents are filed as part of this Report:

            (1) Financial Statements. Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Ernst & Young LLP, Independent Certified Public Accountants, filed as part of this Form 10-K. Additionally, incorporated herein by reference to Exhibit 99.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, are the audited financial statements of SpatialMetrix Corporation ("SMX") for each of the two years in the period ended December 31, 2001.

            (2) Financial Statement Schedules. Schedules not listed in the index to the Consolidated Financial Statements included in Part II, Item 8, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

            (3) Exhibits.

Exhibit No.                               Description
-----------       --------------------------------------------------------------

3.1 Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2 Bylaws, as amended (Filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1 Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.2 Registration Rights Agreement, dated November 11, 2003, by and among FARO Technologies, Inc. and the investors named on the signature pages thereto. (Filed as Exhibit 4.1 to Registrant's Current report on Form 8-K, dated November 11, 2003and incorporated herein by reference)

10.1 1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.2 1997 Employee Stock Option Plan (Filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.3              1997 Non-Employee Director Stock Option Plan (Filed as Exhibit
                  10.3 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

Exhibit No.                               Description
-----------       --------------------------------------------------------------

10.4 Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger to FARO Medical Technologies (U.S.), Inc.) and Xenon Research, Inc. (Filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.5 First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant (as successor by merger to FARO Medical Technologies (US), Inc.) and Xenon Research, Inc., (Filed as Exhibit 10.12 to Registrant's Form 10-K for calendar year 1997, No. 0-23081 and incorporated herein by reference)

10.6 Securities Purchase Agreement, dated November 11, 2003, by and among the Company, Xenon Research, Snc., a Florida corporation, and Gregory A. Fraser, and the investors named on the signature pages thereto. (Filed as Exhibit 10.1 to Registrant's Current report on Form 8-K dated November 11, 2003 and incorporated herein by reference)

10.7 Loan Agreement, dated as of September 17, 2003, by and between FARO Technologies, Inc. and SunTrust Bank. (Filed as Exhibit
                  10.2 to Registrant's Current report on Form 8-K dated November 11, 2003 and incorporated herein by reference)

21.1 List of Subsidiaries (Filed as Exhibit 21.1 to Registrant's Form 10-K for calendar year 2001. No. 0-23081 and incorporated herein by reference)

23.1              Consent of Ernst & Young LLP (Filed herewith)

Exhibit No.                               Description
-----------       --------------------------------------------------------------

24.1 Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1              Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.1              Properties for calendar year 2003.

99.2 Audited Financial Statements of SpatialMetrix Corporation for the two years in the period ended December, 31, 2001 (Filed as Exhibit 99.2 to Registrant's Form 10-K for calendar year 2001, No. 0-23081 and incorporated herein by reference)

      (b) Reports on Form 8-K

      On October 30, 2003 the Company filed a report on Form 8-K in connection with a press release announcing its results of operations for the quarter ended September 27, 2003.

      On November 12, 2003 the Company filed a report on Form 8-K in connection with a press release announcing a private placement of Company common stock by the Company and its two co-founders.

      On November 13, 2003 the Company filed a report on Form 8-K in connection with the sale to certain institutional investors by the Company of 1,158,000 shares of the Company common stock and by two of the Company's founders of 772,000 shares of the Company common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        FARO TECHNOLOGIES, INC.


Date: March 23, 2004                    By: /s/ Gregory A. Fraser
                                            ------------------------------------
                                                Gregory A. Fraser
                                            Executive Vice President, Secretary
                                            and Treasurer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

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

         Signature                               Title                            Date
         ---------                               -----                            ----

       /s/ Simon Raab               Chairman of the Board, President,        March 23, 2004
----------------------------        Chief Executive Officer (Principal
         Simon Raab                 Executive Officer), and Director


    /s/ Gregory A. Fraser           Executive Vice President, Secretary,     March 23, 2004
----------------------------        Treasurer, and Director
      Gregory A. Fraser


     /s/ Hubert d'Amours            Director                                 March 23, 2004
----------------------------
       Hubert d'Amours


     /s/ Stephen R. Cole            Director                                 March 23, 2004
----------------------------
       Stephen R. Cole


   /s/ Norman H. Schipper           Director                                 March 23, 2004
----------------------------
     Norman H. Schipper


      /s/ Andre Julien              Director                                 March 23, 2004
----------------------------
        Andre Julien