Form 10-Q
period 2004-04-03
FARO TECHNOLOGIES INC
filed 2004-05-14
CIK 917491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended APRIL 3, 2004

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
         (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)          Identification No.)


    125 TECHNOLOGY PARK DRIVE, LAKE MARY, FLORIDA             32746
      (Address of Principal Executive Offices)              (Zip Code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    407-333-9911


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of May 12, 2004 was 13,654,512.

                             FARO TECHNOLOGIES, INC.

                                    Form 10-Q
                       For the Quarter Ended April 3, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
 Item 1.  Financial Statements                                            ------

          a) Consolidated Balance Sheets
               As of April 3, 2004 and December 31, 2003.......................3

          b) Consolidated Statements of Operations
             For the Three Months Ended April 3, 2004 and March 29, 2003.......4

          c) Consolidated Statements of Cash Flows
               For the Three Months Ended April 3, 2004 and March 29, 2003.....5

          d) Notes to Consolidated Financial Statements.....................6-10

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................11-17

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........17

 Item 4.  Controls and Procedures.............................................18


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...................................................19

 Item 6.  Exhibits and Reports on Form 8-K....... ............................20

SIGNATURES....................................................................21

CERTIFICATIONS.............................................................22-25

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      April 3,     December 31,
                                                        2004          2003
                                                    ------------   ------------
ASSETS                                              (unaudited)

Current Assets:
  Cash and cash equivalents                        $ 10,855,321    $ 17,424,901
  Short-term investments                             22,085,000      16,037,208
  Accounts receivable, net of allowance
  for doubtful receivables of
  $ 445,698 and $ 254,915                            14,240,455      16,312,978
  Inventories, net                                   16,868,645      14,771,792
  Deferred tax asset - Current                          564,841         564,841
  Prepaid expenses and other current assets           1,734,173       1,465,690
                                                    ------------   ------------
Total current assets                                 66,348,435      66,577,410
                                                    ------------   ------------
PROPERTY AND EQUIPMENT
  Machinery and equipment                             6,090,906       5,612,391
  Furniture and fixtures                              2,597,152       2,552,766
  Leasehold improvements                                838,881         626,858
                                                    ------------   ------------
  Property, plant and equipment at cost               9,526,939       8,792,015
  Less accumulated depreciation and amortization     (6,324,203)     (6,038,658)
                                                    ------------   ------------
  Property, plant and equipment, net                  3,202,736       2,753,357
                                                    ------------   ------------
  Intangible assets                                  24,557,897      25,130,684
  Less accumulated amortization                     (13,205,040)    (13,691,309)
                                                    ------------   ------------
  Intangible assets, net                             11,352,857      11,439,375
  Deferred tax asset-net                              1,212,944       1,143,746
                                                    ------------   ------------
Total Assets                                       $ 82,116,972    $ 81,913,888
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                $     40,807    $     42,584
  Accounts payable                                    3,851,723       4,713,512
  Accrued liabilities                                 3,853,826       4,776,778
  Income taxes payable                                  125,469         605,456
  Current portion of unearned service revenues        2,223,964       2,206,167
  Customer deposits                                     111,719         363,346
                                                    ------------   ------------
      Total current liabilities                      10,207,508      12,707,843
Unearned Service Revenues - less current portion        409,620         220,296
Long-term debt - less current portion                    59,007          64,650
                                                    ------------   ------------
Total Liabilities                                    10,676,135      12,992,789
                                                    ------------   ------------
Shareholders Equity:
  Common stock - par value $.001, 50,000,000
  shares authorized; 13,595,070 and
  13,518,998 issued 13,555,070 and
  13,478,998 outstanding, respectively                   13,595          13,519

Additional paid-in-capital                           76,460,381      75,133,219
  Unearned compensation                                (731,553)       (226,954)
  Accumulated deficit                                (3,005,521)     (5,853,929)
  Other comprehensive loss                           (1,145,440)          5,869
  Common stock in treasury, at cost - 40,000 shares    (150,625)       (150,625)
                                                    ------------   ------------
Total shareholders' equity                           71,440,837      68,921,099
                                                    ------------   ------------
Total Liabilities and Shareholders Equity          $ 82,116,972    $ 81,913,888
                                                    ============   ============

           See accompanying notes to consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                               -----------------------------
                                                   APR 3,         MAR 29,
                                                   2004           2003
                                               ------------    ------------
SALES                                          $ 21,025,192    $ 13,404,265

COST OF SALES                                     7,561,357       5,899,580
                                               ------------    ------------

Gross profit                                     13,463,835       7,504,685

OPERATING EXPENSES:
Selling                                           5,562,695       3,787,438
General and administrative                        2,529,383       1,750,566
Depreciation and amortization                       556,759         588,653
Research and development                          1,441,412         877,468
Employee stock options                               37,477          41,448
                                               ------------    ------------

Total operating expenses                         10,127,726       7,045,573
                                               ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     3,336,109         459,112
                                               ------------    ------------
OTHER INCOME (EXPENSES)
 Interest income                                     73,564           2,665
Other income, net                                   206,129         115,739
 Interest expense                                    (2,142)        (15,897)
                                               ------------    ------------

NET INCOME BEFORE INCOME TAX                      3,613,660         561,619
INCOME TAX EXPENSE                                  765,252          72,255
                                               ------------    ------------
NET INCOME                                     $  2,848,408    $    489,364
                                               ============    ============

NET INCOME PER SHARE - BASIC                   $       0.21    $       0.04
                                               ============    ============

NET INCOME PER SHARE - DILUTED                 $       0.20    $       0.04
                                               ============    ============

           See accompanying notes to consolidated financial statements

                       FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Three Months Ended
                                                  -----------------------------
                                                     April 3,      March 29,
                                                      2004           2003
                                                  ------------    ------------
CASH FLOWS FROM:

OPERATING ACTIVITIES:
Net income                                           2,848,408    $    489,364
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                        556,759         588,653
  Provision for bad debts                              195,660          41,927
  Provision for inventory losses                       705,000          96,249
  Deferred income taxes                                 69,158              --
  Employee stock options                                    --          41,448
Change in operating assets and liabilities:
Decrease (increase) in:
  Accounts receivable                                1,976,772         639,144
  Income taxes refundable                                   --
  Inventories                                       (1,566,384)     (1,614,265)
  Prepaid expenses and other assets                   (302,261)        386,757
Increase (decrease) in:
  Accounts payable and accrued liabilities          (1,662,778)       (214,917)
  Income taxes payable                                (480,600)         47,258
  Customer deposits                                   (249,260)        181,578
  Deferred revenues                                    272,645         248,685
                                                  ------------    ------------

     Net cash provided by operating activities       2,363,119         931,881
                                                  ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                 (810,796)       (486,251)
  Payments for Intangible assets                      (210,985)       (759,879)
  Purchases of Investments                          (6,047,792)        (29,556)
                                                  ------------    ------------

     Net cash used in investing activities          (7,069,573)     (1,275,686)
                                                  ------------    ------------

FINANCING ACTIVITIES:
  Borrowings under line of credit                           --          14,733
  Payments of long-term debt, capital
  lease obligations and  notes payable                  (9,824)         (8,356)
  Proceeds from issuance of stock, net                 175,246          20,074

                                                  ------------    ------------
     Net cash provided by financing activities         165,422          26,451
                                                  ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (2,028,548)      1,214,620
                                                  ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (6,569,580)        897,266

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      17,424,901       4,023,615
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 10,855,321    $  4,920,881
                                                  ============    ============

           See accompanying notes to consolidated financial statements

                    FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
          For the three months ended April 3, 2004 and March 29, 2003
                                  (Unaudited)

      NOTE A - DESCRIPTION OF BUSINESS

      FARO Technologies, Inc. and subsidiaries develop, manufacture, market and support computer-based manufacturing measurement and inspection equipment and related software.

      The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rates in effect at each balance sheet date, for assets and liabilities, and the average exchange rates during each reporting period, for results of operations. Adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive loss in shareholders' equity.

      NOTE B - BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from these estimates and assumptions.

      The consolidated results of operations for the three months ended April 3, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2003 and 2002, and for each of the three years included in the Company's 2003 Annual Report on Form 10-K.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company currently has no interest in any VIE.

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

                                                 Three Months Ended
                                             Apr 3, 2004   Mar 29, 2003
                                              ----------   -----------

Net income, as reported                       $2,848,408   $   489,364

Add: Stock-based employee
 compensation expense included
 in reported net income,
 net of related tax effects                       24,360        26,967

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related tax effects     (148,483)      (47,237)
                                              ----------   -----------

Pro forma net income                          $2,724,285   $   469,094
                                              ==========   ===========


Earnings Per share:
  Basic - as reported                         $     0.21   $      0.04
                                              ==========   ===========

  Basic - Pro forma                           $     0.20   $      0.04
                                              ==========   ===========

  Diluted - as reported                       $     0.20   $      0.04
                                              ==========   ===========

  Diluted - Pro forma                         $     0.19   $      0.04
                                              ==========   ===========

         NOTE C - CASH AND CASH EQUIVALENTS AND INVESTMENTS

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

      Investments - Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of at least one year.

         Investments consisted of the following:

                                   As of                 As of
                                Apr 3, 2004           Dec 31, 2003
                              -----------------     -----------------
Corporate bonds               $              -      $         432,153
Money market funds                     120,000                      -
Commercial paper                    21,965,000             15,605,055
                              -----------------     -----------------
                              $     22,085,000      $      16,037,208
                              =================     =================

      Supplemental Cash Flow Information - Selected cash payments and non cash activities were as follows:

                                        THREE MONTHS ENDED
                              ---------------------------------------
                                   APRIL 3,              MARCH 29,
                                   2004                    2003
                              -----------------     -----------------

Cash paid for interest        $           2,142     $          14,732
                              =================     =================


NOTE D - INVENTORIES

Inventories consist of the following:

                                AS OF APRIL 3,       AS OF DECEMBER 31,
                                    2004                    2003
                              -----------------     -----------------
Raw materials                 $       5,288,707     $       5,624,061
Work-in-process                         849,474               352,104
Finished goods                        2,832,366             1,589,759
Sales/service                         8,226,754             7,360,515
Allowance for
 inventory obsolesence                 (328,656)             (154,647)
                              -----------------     -----------------
                              $      16,868,645     $      14,771,792
                              =================     =================

         NOTE E - EARNINGS (LOSS) PER SHARE

      A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share ("EPS") is presented below:

                                            THREE MONTHS ENDED
                             -----------------------------------------------
                                 APRIL 3, 2004            MARCH 29, 2003
                             ---------------------     ---------------------
                                        PER-SHARE                   PER-SHARE
                             SHARES      AMOUNT         SHARES       AMOUNT
                             ---------------------     ---------------------
Basic EPS                    13,522,921      $0.21     11,893,037      $0.04

Effect of dilutive securities   557,182     ($0.01)       203,602      $0.00
                             ----------     ------     ----------      -----
Diluted EPS                  14,080,103      $0.20     12,096,639      $0.04
                             ==========     ======     ==========     ======

         NOTE F - INCOME TAX EXPENSE

      The tax provision for the three months ended April 3, 2004 differs from the tax provision for the three months ended March 29, 2003, principally due to increases in earnings. The effective tax rate of 21.2% is lower than current federal statutory corporate rates primarily due to the use of previously reserved net operating loss carry-forwards in Europe.

      At April 3, 2004 the Company has deferred income tax assets of approximately $2.7 million (including $2.2 million related to the U.S. operations and $0.5 million related to foreign operations), which are offset by a valuation allowance of approximately $0.5 million. These deferred income tax assets are primarily attributable to net operating loss carry-forwards and intangible assets for which future income tax benefits may be realized.

      NOTE G - SEGMENT GEOGRAPHIC DATA

      The Company develops, manufactures, markets and supports computer-based manufacturing measurement and inspection equipment and related software. This one line of business represents more than 98% of consolidated sales and is the Company's only segment. The Company operates through sales teams established by geographic regions, each team is equipped to deliver the entire line of Company products to customers within its geographic area.

      The following table presents sales information by the geographic region of the customer:

                                         THREE MONTHS ENDED
                              ---------------------------------------
                               APRIL 03, 2004         MARCH 29, 2003
                              -----------------     -----------------
SALES
  Americas Region             $       8,531,042     $       5,395,396
  Europe/Africa Region               10,091,323             6,087,942
  Asia Pacific Region                 2,402,827             1,920,927
                              -----------------     -----------------
TOTAL                         $      21,025,192     $      13,404,265
                              =================     =================


      NOTE H - COMPREHENSIVE INCOME

      Comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings (loss) from operations.

                                                     THREE MONTHS ENDED
                                           ------------------------------------
                                                APR 3               MAR 29
                                                2004                 2003
                                          ------------------   -----------------

NET INCOME                                        2,848,408             489,364
OTHER COMPREHENSIVE INCOME (LOSS):
  Currency translation adjustments               (1,151,309)            663,592
                                          ------------------   -----------------

COMPREHENSIVE INCOME                              1,697,099           1,152,956
                                          ==================   =================

      NOTE I - Credit Facility

      On September 17, 2003 the Company established a $5 million revolving credit facility with SunTrust Bank. This agreement, due to mature on September 16, 2004, bears an interest rate, at the borrower's option, of either the bank's prime lending rate or the adjusted LIBOR rate, plus 1.75%. As of April 3, 2004, there were no borrowings under this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2003 Annual Report, Form 10-K, for the year ended December 31, 2003.

         This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, about our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, and future events are forward-looking statements. Words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective" and similar words, or discussions of strategy or other intentions identify forward-looking statements. Other written or oral statements, which constitute forward-looking statements, also may be made by the Company from time to time. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
      Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others the following:

      o     our inability to maintain historical sales growth rates,
      o our inability to maintain or reduce operating expenses or maintain our historical gross margin,
      o difficulties in ramping up production in our new manufacturing facility in Switzerland and completing the opening and staffing of our sales office in China,
      o     our inability to further penetrate our customer base;
      o development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;
      o our inability to maintain our technological advantage by developing new products and enhancing our existing products;
      o the cyclical nature of the industries of our customers and the financial condition of our customers;
      o the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion of infringement claims against us;
      o fluctuations in our annual and quarterly operating results as a result of (i) the size and timing of customer orders, (ii) the amount of time that it takes to fulfill orders and ship our products, (iii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (iv) increases in operating expenses required for product development and new product marketing, (v) costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes, (vi) the timing and market acceptance of new products and product enhancements, (vii) customer order deferrals in anticipation of new products and product enhancements, (viii) our success in expanding our sales and marketing programs, (ix) start-up costs associated with opening new sales offices outside of the United States, (x) fluctuations in revenue and without proportionate adjustments in fixed costs, (xi) the efficiencies achieved in managing inventories and fixed assets; and (xii) adverse changes in the manufacturing industry and general economic conditions;

      o the inability of our products displacing traditional measurement devices and attain broad market acceptance;
      o     the impact of competitive products and pricing in the CAM2 market and the broad market for measurement and inspection devices;
      o     risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and labor practices;
      o the loss of our Chief Executive Officer or our Executive Vice President and Chief Financial Officer or other key personnel;
      o our inability to identify, consummate, or achieve expected benefits from acquisitions;
      o     the failure to effectively manage our growth;
      o the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms;
      o other risks detailed in our Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated. The financial statements of the foreign subsidiaries have been translated into U.S. dollars using current exchange rates in effect at each balance sheet date, for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

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

      Cost of sales consists primarily of material, production overhead and labor. Since the Company's IPO in 1997, gross margin has been in the range 54-64%. The Company expects to maintain gross margin at or near 60% going forward. Selling expenses consist primarily of salaries and commissions to sales and marketing personnel, and promotion, advertising, travel and telecommunications. Selling expenses as a percentage of sales dropped significantly in 2003 as compared to 2002, to 25.6% from 30.0% and holding selling expenses as a percentage of sales to 25% or less will be a long-term goal of the Company, although the addition of new sales personnel in Asia may temporarily cause a rise in selling expenses as a percentage of sales in 2004 until these new sales people are fully trained and productive.

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

      Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company's consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts, and foreign currency options (see Foreign Exchange Exposure below). However the Company does not regularly use such instruments.

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

      RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 2004 COMPARED TO THREE MONTHS ENDED MARCH 29, 2003

      Sales increased by $7.6 million or 56.7%, from $13.4 million for the three months ended March 29, 2003 to $21 million for the three months ended April 3, 2004. This increase resulted primarily from higher unit sales of the Faro Arm and Laser Tracker products. Sales increased $3.1 million in the Americas, $4.0 million in Europe/Africa and $0.5 million in the Asia Pacific region.

      Gross profit increased by $6.0 million or 80.0%, from $7.5 million for the three months ended March 29, 2003 to $13.5 million for the three months ended April 3, 2004. Gross margin percentage increased to 64.3% for the three months ended April 3, 2004 from 56.0% for the three months ended March 29, 2003. Gross margin increased primarily due to lower service costs, the effect of higher volume on fixed overhead and smaller price discounts.

      Selling expenses increased by $1.8 million or 47.4%, from $3.8 million for three months ended March 29, 2003 to $5.6 million for the three months ended April 3, 2004. This increase was due primarily to increased sales commissions, salaries, and marketing expenses. As a percentage of sales, selling expenses dropped to 26.7% of sales in the three months ended April 3, 2004 from 28.3% in the three months ended March 29, 2003.

      General and administrative expenses increased by $779,000 or 43.3 %, from $1.8 million for the three months ended March 29, 2003 to $2.5 million for the three months ended April 3, 2004. The increase was primarily in the United States. Increases were in accrued performance bonuses ($164,000), salary increases due to increased headcount ($114,000) and an increase in the provision for bad debts ($112,000). General and administrative expenses in Europe accounted for most of the remaining increase, due to higher professional fees in Germany ($80,000) and the beginning of the Swiss operations ($100,000). General and administrative expenses as a percentage of sales fell to 11.9% for the three months ended April 3, 2004 from 13.4% for the three months ended March 29, 2003.

      Depreciation and amortization expenses decreased by $32,000 or 5.4% from $589,000 for the three months ended March 29, 2003 to $557,000 for the three months ended April 3, 2004, due to a reduction in amortization of existing product technology of $172,000, offset by an increase of $140,000 in depreciation of new equipment and amortization of newly acquired intangibles.

      Research and development expenses increased by $564,000 or 64.3%, from $877,000 for the three months ended March 29, 2003 to $1.4 million for the three months ended April 3, 2004. Increased costs were due primarily to higher payroll costs and new project expenses in the U.S.

      Employee Stock Option expenses decreased by $4,000 from $41,000 for the three months ended March 29, 2003 to $37,000 for the 3 months ended April 3, 2004.

      Interest income increased by $71,000 from $3,000 for the three months ended March 29, 2003, to $74,000 for the three months ended April 3, 2004. The increase was primarily attributable to an increase of $20.2 million in interest bearing investments from $1.9 million at March 29, 2003 to $22.1 million at April 3, 2004.

      Other income and expense increased by $90,000 from $116,000 for the three months ended March 29, 2003 to $206,000 for the three months ended April 3, 2004 due primarily to favorable foreign exchange conversion.

      Income tax expense increased by $693,000 from $72,000 for the three months ended March 29, 2003 to $765,000 for the three months ended April 3, 2004. This increase is primarily due to significant increases in taxable income in the United States and Japan, partially offset by the utilization of net operating losses in Europe, for which an allowance had previously been recorded.

      Net income increased by $2.4 million from $0.5 million for the three months ended March 29, 2003 to $2.9 million for the three months ended April 3, 2004 as a result of the factors described above.

      LIQUIDITY AND CAPITAL RESOURCES

      On November 12, 2003, the Company sold 1,158,000 shares of its common stock to certain institutional investors in a private placement. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million. Total marketable securities (cash and cash equivalents, short-term investments and investments) were approximately $32.9 million at April 3, 2004 compared with approximately $33.5 million on December 31, 2003.

      Cash flow from operations was approximately $2.4 million in the first three months of 2004, an increase of approximately $1.4 million from the first three months of the prior year. The increase reflects strong growth in sales and operating income, partially offset by decreases in inventories, accounts payable, and taxes.

      Cash used in investing activities was approximately $7.1 million in the first three months of 2004, an increase of approximately $5.8 million from the first three months of the prior year, primarily reflecting the purchase of capital equipment ($800,000) and the deployment of cash balances to short-term commercial paper ($6.1 million) in the first quarter of 2004.

      Cash provided by financing activities was approximately $165,000 in the first three months of 2004, an increase of approximately $139,000 from the first three months of the prior year, reflecting the proceeds from the exercise of stock options.

      Principal commitments at April 3, 2004 consisted of leases on the Company's offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date.

      The Company believes that its cash, investments, borrowings and cash flows from operations should be sufficient to satisfy its working capital and capital expenditure needs for the foreseeable future. The Company has no material long-term debt. On September 17, 2003 the Company established a new $5 million revolving credit facility with SunTrust Bank. This agreement is due to mature on September 16, 2004 and bears an interest rate, at the borrower's option, of either the bank's Base rate or the adjusted LIBOR rate, plus 1.75%. No amounts were outstanding under this line of credit on April 3, 2004.

      CRITICAL ACCOUNTING POLICIES

      In response to the SEC'S financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The estimation processes discussed below are the Company's process of recognizing research and development expenditures, the allowance for obsolete and slow-moving inventory, the allowance for doubtful accounts, and the reserve for warranties. These estimation processes affect current assets and operating results and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect, could create an adverse impact on the Company's operations and financial position.

      RESEARCH AND DEVELOPMENT

      Costs are incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products. Prior to the attainment of the related products' technological feasibility, these costs are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. The Company considers technological feasibility to be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. The Company periodically assesses the value of capitalized product design costs and records a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), it deems the asset to be obsolete or impaired.

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

      FOREIGN EXCHANGE EXPOSURE

The Company conducts a significant portion of its business outside the United States. At present, approximately 50% of the Company's revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company's business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company's operations cannot be accurately predicted. To the extent that the percentage of the Company's non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company's exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the captions "Inflation" and "Foreign Exchange Exposure", above.

      ITEM 4. - CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC reports.

PART II. OTHER INFORMATION

      ITEM 1. - LEGAL PROCEEDINGS

      The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits:

      31(a) Certification of the Chief Executive Officer Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002

      31(b) Certification of the Chief Financial Officer Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002

      32(a) Certification of the Chief Executive Officer Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002

      32(b) Certification of the Chief Financial Officer Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002

b.)   Reports on Form 8-K

      On January 13, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its sales results for the year ended December 31, 2003.

      On March 15, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its results of operations for the quarter and year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004                                FARO TECHNOLOGIES, INC.
                                                  (Registrant)


                                                  By: /S/ Gregory A. Fraser
                                                  ---------------------------
                                                  Gregory A. Fraser
                                                  Executive Vice President,
                                                  Secretary and Treasurer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)