Form 10-Q
period 2004-07-03
FARO TECHNOLOGIES INC
filed 2004-08-12
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2004 was 13,972,339.

FARO TECHNOLOGIES, INC.

Form 10-Q
For the Quarter Ended July 3, 2004

INDEX

PART I. FINANCIAL INFORMATION			Page Number

Item 1.	Financial Statements

	a)	Consolidated Balance Sheets As of July 3, 2004 and December 31, 2003	3

	b)	Consolidated Statements of Operations For the Three and Six Months Ended July 3, 2004 and June 28, 2003	4

	c)	Consolidated Statements of Cash Flows For the Three and Six Months Ended July 3, 2004 and June 28, 2003	5

	d)	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		17

Item 4.	Controls and Procedures		17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		18

Item 6.	Exhibits and Reports on Form 8-K		19

SIGNATURES			20

CERTIFICATIONS			21-24

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 3, 2004	December 31, 2003

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$12,681,039	$17,424,901
Short-term investments	20,185,000	16,037,208
Accounts receivable, net of allowance for doubtful receivables of
$ 543,810 and $254,915, respectively.	17,834,419	16,312,978
Inventories, net	19,954,126	14,771,792
Deferred tax asset - current	440,685	564,841
Prepaid expenses and other current assets	2,369,318	1,465,690

Total current assets	73,464,587	66,577,410

PROPERTY AND EQUIPMENT
Machinery and equipment	3,379,003	5,612,391
Furniture and fixtures	2,098,037	2,552,766
Leasehold improvements	736,994	626,858

Property, plant and equipment at cost	6,214,034	8,792,015
Less: accumulated depreciation and amortization	(2,798,367)	(6,038,658)

Property, plant and equipment, net	3,415,667	2,753,357

Intangible assets	24,668,542	25,130,684
Less: accumulated amortization	(13,308,304)	(13,691,309)

Intangible assets, net	11,360,238	11,439,375
Deferred tax asset-net	3,773,577	1,143,746

Total Assets	$92,014,069	$81,913,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$47,785	$42,584
Accounts payable	4,484,906	4,713,512
Accrued liabilities	4,041,602	4,776,778
Income taxes payable	103,850	605,456
Current portion of unearned service revenues	2,319,660	2,206,167
Customer deposits	238,092	363,346

Total current liabilities	11,235,895	12,707,843
Unearned service revenues - less current portion	633,061	220,296
Long-term debt - less current portion	78,159	64,650

Total Liabilities	11,947,115	12,992,789

Shareholders Equity:
Common stock - par value $.001, 50,000,000 shares authorized;
13,964,376 and 13,518,998 issued; 13,924,376 and 13,478,998
outstanding, respectively	13,964	13,519
Additional paid-in-capital	79,731,350	75,133,219
Unearned compensation	(28,743)	(226,954)
Retained earnings (accumulated deficit)	1,097,071	(5,853,929)
Other comprehensive (loss) income	(596,063)	5,869
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)

Total shareholders' equity	80,066,954	68,921,099

Total Liabilities and Shareholders Equity	$92,014,069	$81,913,888

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	July 3	June 28	July 3	June 28
	2004	2003	2004	2003

SALES	$24,076,847	$16,243,469	$45,102,039	$29,647,734

COST OF SALES	8,848,915	6,183,034	16,410,272	12,082,614

Gross profit	15,227,932	10,060,435	28,691,767	17,565,120

OPERATING EXPENSES:
Selling	6,233,296	4,484,859	11,795,991	8,272,298
General and administrative	2,621,353	2,297,315	5,150,736	4,047,880
Depreciation and amortization	537,936	538,991	1,094,695	1,127,645
Research and development	1,206,337	1,066,155	2,647,749	1,943,623
Employee stock options	11,364	108,290	48,841	149,738

Total operating expenses	10,610,286	8,495,610	20,738,012	15,541,184

INCOME FROM OPERATIONS	4,617,646	1,564,825	7,953,755	2,023,936

OTHER INCOME (EXPENSE)
Interest income	74,415	33,489	147,979	36,154
Other income, net	173,029	218,730	379,158	334,470
Interest expense	(2,581)	(18,661)	(4,723)	(34,558)

INCOME BEFORE INCOME TAX	4,862,509	1,798,383	8,476,169	2,360,002
INCOME TAX EXPENSE	759,918	240,334	1,525,170	312,589

NET INCOME	$4,102,591	$1,558,049	$6,950,999	$2,047,413

NET INCOME PER SHARE - BASIC	$0.30	$0.13	$0.51	$0.17

NET INCOME PER SHARE - DILUTED	$0.29	$0.12	$0.50	$0.16

Weighted average shares - Basic	13,766,588	11,936,466	13,656,132	11,903,112

Weighted average shares - Diluted	14,154,243	12,721,397	14,039,826	12,471,833

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	July 3,	June 28,
	2004	2003

CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$6,950,999	$2,047,413
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,094,695	1,127,645
Provision for bad debts	293,772	279,955
Foreign currency (gains) losses		(121,666)
Income tax benefit from exercise of stock options	3,656,265
Inventory write-down		(180,206)
Provision for inventory losses	360,000	192,499
Deferred income taxes	(2,505,797)	—
Employee stock options	48,841	149,738
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,060,820)	(218,469)
Inventories	(5,674,265)	(2,728,703)
Prepaid expenses and other assets	(924,503)	251,222
Increase (decrease) in:
Accounts payable and accrued liabilities	(890,632)	(403,089)
Income taxes payable	(500,211)	396,313
Customer deposits	(120,968)	45,829
Deferred revenues	565,173	405,201

Net cash provided by operating activities	292,549	1,243,682

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,050,067)	(810,368)
Payments for Intangible assets	(431,339)	(265,332)
Purchases of Investments	(4,147,792)	261,439

Net cash used in investing activities	(5,629,198)	(814,261)

FINANCING ACTIVITIES:
Borrowings under line of credit		29,612
Payments of long-term debt, capital lease obligations and notes payable	(20,438)	(18,294)
Proceeds from issuance of stock, net	1,089,843	337,754

Net cash provided by financing activities	1,069,405	349,072

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(476,617)	(1,251,158)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,743,862)	(472,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,424,901	4,023,614

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,681,039	$3,550,949

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended July 3, 2004 and June 28, 2003
(Unaudited)

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

The consolidated results of operations for the six months ended July 3, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2003 and 2002, and for each of the three years included in our 2003 Annual Report on Form 10-K.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We currently have no interest in any VIE.

Impact of Recently Issued Accounting Standards -In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting" The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 200 3. EITF 00-21 has not had material impact on our financial position, cash flows or results of operations because we sell integrated systems only, not multiple products, services and/or rights to use assets.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional discl osure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

We continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options issued.

The following table illustrates the effects on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	Jul 3, 2004	Jun 28, 2003	Jul 3, 2004	Jun 28, 2003

Net income, as reported	$4,102,591	$1,558,049	$6,950,999	$2,047,413

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,387	70,389	31,747	97,330
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(185,084)	(50,466)	(295,838)	(107,249)

Pro forma net income	$3,924,894	$1,577,972	$6,686,908	$2,037,494

Earnings Per share:
Basic - as reported	$0.30	$0.13	$0.51	$0.17

Basic - Pro forma	$0.29	$0.13	$0.49	$0.17

Diluted - as reported	$0.29	$0.12	$0.50	$0.16

Diluted - Pro forma	$0.28	$0.12	$0.48	$0.16

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

The Company maintained its cash primarily with two financial institutions at July 3, 2004. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.

Investments – Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities not exceeding one year. Investments ordinarily consist of debt securities acquired with cash not immediately needed in operations.

Investments consisted of the following:

	As of	As of
	Jul 3, 2004	Dec 31, 2003

Corporate bonds	$—	$432,153
Commercial paper	20,185,000	15,605,055

	$20,185,000	$16,037,208

Supplemental Cash Flow Information – Selected cash payments and non cash activities were as follows:

	Six months ended
	Jul 3, 2004	Jun 28, 2003

Cash paid for interest	$3,158	$—

Retirement of fully depreciated PP&E	$4,016,184	$—

NOTE D – INVENTORIES

Inventories consist of the following:
	As of July 3, 2004	As of Dec 31, 2003

Raw materials	$7,271,205	$5,624,061
Work-in-process	674,020	352,104
Finished goods	3,088,230	1,589,759
Allowance for inventory obsolesence	(511,086)	(154,647)

Operating Inventory	10,522,369	7,411,277

Sales, Demo, and Service Inventory	9,431,757	7,360,515

	$19,954,126	$14,771,792

NOTE E – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended				Six Months Ended

	July 3, 2004		June 28, 2003		July 3, 2004		June 28, 2003

		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	13,766,588	$0.30	11,936,466	$0.13	13,565,132	$0.51	11,903,112	$0.17

Effect of dilutive securities	387,655	$(0.01)	784,931	$(0.01)	474,694	$(0.01)	568,721	$(0.01)

Diluted EPS	14,154,243	$0.29	12,721,397	$0.12	14,039,826	$0.50	12,471,833	$0.16

NOTE F – PRODUCT WARRANTY LIABILITY

The company establishes a liability for included twelve-month warranties by the creation of a warranty reserve which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair-expense per installation-month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period.  The Company re-determines its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of machines remaining under warranty, and the rema ining number of months each machine will be under warranty.  The amount for warranty expired approximates the warranty expense incurred during the period.

Balance as of 12/31/2003		$400,667
Provision for warranty expense		237,836
Warranty expired in 2004		(297,449)

Balance of of July 3, 2004	$	$ 341,054

NOTE G - INCOME TAX EXPENSE

The tax provision for the six months ended July 3, 2004 differs from the tax provision for the six months ended June 28, 2003, principally due to increases in earnings.  The effective tax rate of 18 % is lower than current federal statutory corporate rates primarily due to the use of previously reserved net operating loss carry-forwards in Europe.

At July 3, 2004, the company has deferred income tax assets of approximately $ 7.3 million (including $ 4.2 million related to the U.S. operations and $3.1 million related to the foreign operations), which are offset by a valuation allowance of approximately $3.1 million.  These deferred income tax assets are primarily attributable to domestic and foreign net operating loss carry-forwards and intangible assets for which future income tax benefits may be realized.

NOTE H – GEOGRAPHIC DATA

We develop, manufacture, market and support computer-based manufacturing measurement and inspection equipment and related software. This one line of business represents more than 98% of consolidated sales and is our only segment. We operate through sales teams established by geographic regions, each team is equipped to deliver the entire line of our products to customers within its geographic area.

The following table presents sales information by the geographic region of the customer:

	Three Months Ended		Six Months Ended

	July 03, 2004	June 28, 2003	July 03, 2004	June 28, 2003
SALES
Americas Region	$10,291,178	$8,085,311	$18,822,220	$13,685,443
Europe/Africa Region	10,799,292	6,858,401	20,890,615	12,847,761
Asia Pacific Region	2,986,377	1,299,757	5,389,204	3,114,530

TOTAL	$24,076,847	$16,243,469	$45,102,039	$29,647,734

NOTE I – COMPREHENSIVE INCOME

Comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings from operations.

	Three Months Ended		Six Months Ended

	July 3	June 28	July 3	June 28
	2004	2003	2004	2003

NET INCOME	$4,102,591	$1,558,049	$6,950,999	$2,047,413
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	549,377	(1,548,024)	(601,932)	(884,432)

COMPREHENSIVE INCOME	$4,651,968	$10,025	$6,349,067	$1,162,981

NOTE J – CREDIT FACILITY

On September 17, 2003, we established a $5 million revolving credit facility with SunTrust Bank. This agreement, due to mature on September 17, 2004, bears an interest rate, at the borrower’s option, of either the bank’s prime lending rate or the adjusted LIBOR rate, plus 1.75%. As of July 3, 2004, there were no borrowings under this line of credit.

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2003 Annual Report, Form 10-K, for the year ended December 31, 2003.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, about our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, and future events are forward-looking statements. Words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective” and similar words, or discussions of strategy or other intentions identify forward-looking statements. Other written or oral statements, which constitute forward-looking statements, also may be made by the Company from time to time. Forward-looking st atements are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others the following:

  our inability to maintain historical sales growth rates,
  our inability to maintain or reduce operating expenses or maintain our historical gross margin, difficulties in ramping up production in our new manufacturing facility in Switzerland and completing the opening and staffing of our sales office in China, our inability to further penetrate our customer base;
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
  our inability to identify, consummate, or achieve expected benefits from acquisitions;
  the failure to effectively manage our growth;
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

Overview

We design, develop, market and support portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. Our principal products are the Faro Arm and Faro Gage articulated arm measuring devices, the Faro Laser Tracker, a laser-based measuring device and their companion CAM2 software, which provide for CAD-based inspection and factory-level statistical process control. In the first half of 2004, we introduced a new non-contact laser probe option for the Faro Arm. When sold together this combination of the Faro Arm and its laser probe option is called the Scan Arm. Together, all of these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our products bring precisio n measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. We are a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently hold 33 patents. Our products have been purchased by approximately 3,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

We aggressively pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. International sales represented 47.3%, 57.0%, and 59.1% of sales in 2003, 2002, and 2001, respectively. We expect higher percentage sales growth in the Asia Pacific region than other regions in 2004 and 2005 as a result of opening a China sales office, and the addition of sales personnel and the opening of a service center in our Japan organization.

We derive revenues primarily from the sale of our Faro Arm, Scan Arm, Faro Gage and Faro Laser Tracker 3-D measurement equipment, and its related multi-faceted CAM2 software. Revenue related to these products is recognized upon shipment. In addition, we sell one, two and three-year maintenance contracts and training and technology consulting services relating to our products. We recognize the revenue from extended maintenance contracts proportionately, in the same manner as costs are incurred for such revenues. We also receive royalties from licensing agreements for our historical medical technology and recognize the revenue from these royalties as licensees report use of the technology. In the first six months of 2004 royalties from licensing agreements were $411,000, or 1.0% of total sales.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from Europe and Asia. We expect to begin to manufacture our Faro Laser Tracker and Faro Gage products in our Swiss plant in the third quarter of 2004. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2005.

Cost of sales consists primarily of material, production overhead and labor. Since our IPO in 1997, gross margin has been in the range 54-64%. We expect to maintain gross margin at or near 60% going forward. Selling expenses consist primarily of salaries and commissions to sales and marketing personnel, and promotion, advertising, travel and telecommunications. Selling expenses as a percentage of sales dropped significantly in the first six months of 2004 compared to the same period in 2003, to 26.2% from 27.9%. The addition of new sales personnel in Asia has kept selling expenses as a percentage of sales above 25% in the first half of 2004 while the additional sales people become fully trained and productive. Having selling expenses as a percentage of sales at 25% or less will be our long-term goal.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. We expect general and administrative expenses to drop as a percentage of sales as higher sales should not require a proportionate increase in these expenses. Research and development expenses represent salaries, equipment and third-party services. We have a commitment to support ongoing research and development and intend to continue to fund these efforts at the level of 5-7% of sales going forward.

We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. As a result we expect the blended (consolidated) tax rate to be in a range between 25% and 30% of consolidated taxable income for at least 2004 and 2005.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts, and foreign currency options (see Foreign Exchange Exposure below). However we do not regularly use such instruments.

During fiscal years 2002 and 2001, our sales growth was adversely affected by the economic slowdown, which began in 2001 in the United States and Europe. This effect, however, was offset by sales growth resulting from the acquisition in January 2002 of SpatialMetrix Corporation (SMX), which manufactured the predecessor to the Faro Laser Tracker, and the introduction in September and October 2002 of the latest generation of our traditional Faro Arm product. In 2003 sales growth resulted primarily from strong customer response to the new Faro Arm and Laser Tracker products, and an increase in worldwide sales and marketing activities, including an increase in headcount from 106 in 2002 to 120 at the end of 2003. In the first half of 2004 sales growth resulted from demand for the new Faro Gage and Scan Arm products, and from a further increase in Faro Arm and Laser T racker product sales as a result of an increase in the sales and marketing staff. Sales and marketing headcount was 141 at July 3, 2004.

Results of Operations

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

Sales increased by $7.8 million or 48.1%, from $ 16.2 million for the three months ended June 28, 2003 to $ 24.0 million for the three months ended July 3, 2004. This increase resulted primarily from higher unit sales of the Faro Arm, Scan Arm, Faro Gage and Laser Tracker products. Sales increased $ 2.2 million in the Americas, $ 3.9 million in Europe/Africa and $ 1.7 million in the Asia Pacific region.

Gross profit increased by $ 5.2 million or, 52% from $10.0 million for the three months ended June 28, 2003 to $ 15.2 million for the three months ended July 3, 2004. Gross margin percentage increased to 63.2% for the three months ended July 3, 2004 from 61.9% for the three months ended June 28, 2003. Gross margin increased primarily from lower service costs as a result of improved reliability of the Faro Arm and Laser Tracker products, the effect of higher sales volume on fixed overhead and smaller price discounts.

Selling expenses increased by $ 1.7 million or 37.8%, from $ 4.5 million for three months ended June 28, 2003 to $ 6.2 million for the three months ended July 3, 2004. This increase was due primarily to increased sales commissions, salaries and benefits (worldwide sales and marketing headcount increased from 101 to 141 between June 28, 2003 and July 3, 2004), and marketing expenses. As a percentage of sales, selling expenses dropped to 25.9% of sales in the three months ended July 3, 2004 from 27.6% in the three months ended June 28, 2003.

General and administrative expenses increased by $ 324,000 or 14.1%, from $ 2.3 million for the three months ended June 28, 2003 to $ 2.6 million for the three months ended July 3, 2004. The increase is mainly due to higher salaries and benefits as a result of additional IT and back office employees due to higher volume of transactions and Asia Pacific expansion, and higher professional fees. General and administrative expenses as a percentage of sales fell to 10.9% for the three months ended July 3, 2004 from 14.1% for the three months ended June 28, 2003.

Depreciation and amortization expenses remained relatively unchanged for the three months ended July 3, 2004 as compared to the three months ended June 28, 2003.

Research and development expenses increased by $ 140,000 or 14.0%, from $ 1.0 million for the three months ended June 28, 2003 to $ 1.2 million for the three months ended July 3, 2004. Increased costs were due primarily to higher salaries and material and other project expenses.

Employee stock option expenses decreased by $96,000 from $ 108,000 for the three months ended June 28, 2003 to $ 11,000 for the 3 months ended July 3, 2004 due to fewer options accounted for under variable accounting method being outstanding.

Interest income increased by $ 41,000 from $ 33,000 for the three months ended June 28, 2003, to $74,000 for the three months ended July 3, 2004. The variance was primarily attributable to an increase of $18.6 million in interest earning investments from $ 1.6 million at June 28, 2003 to $ 20.2 million at July 3, 2004. Interest expense decreased by $ 16,000 from $ 19,000 for the three months ended June 28, 2003, to $3,000 for the three months ended July 3, 2004 due to lower interest bearing debt.

Other income decreased by $ 46,000 from $ 219,000 for the three months ended June 28, 2003 to $173,000 for the three months ended July 3, 2004 due primarily to unfavorable foreign exchange conversion.

Income tax expense increased by $ 520,000 from $ 240,000 for the three months ended June 28, 2003 to $ 760,000 for the three months ended July 3, 2004. This increase is primarily due to significant increases in taxable income in the United States, partially offset by the utilization of net operating losses in Europe, for which an allowance had previously been recorded.

Net income increased by $ 2.5 million from $ 1.6 million for the three months ended June 28, 2003 to $ 4.1 million for the three months ended July 3, 2004 as a result of the factors described above.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

Sales increased by $15.5 million or 52.4%, from $29.6 million for the six months ended June 28, 2003 to $ 45.1 million for the six months ended July 3, 2004. The increase resulted from higher sales in the Americas Region $5.1 million, the Europe/Africa Region $8.1 million, and Asia Pacific Region $2.3 million. Sales increased primarily due to increased unit sales of the new Faro Gage and Scan Arm products, and increased unit sales of the Faro Arm and Laser Tracker products.

Gross profit increased by $11.1 million or 63.1%, from $17.6 million for the six months ended June 28, 2003 to $28.7 million for the six months ended July 3, 2004 due to higher sales. Gross margin increased to 63.6% for the six months ended July 3, 2004 compared to 59.2% for the six months ended June 28, 2003. Gross margin increased primarily from lower service costs, the effect of higher sales volume on fixed overhead and smaller price discounts.

Selling expenses increased by $3.5 million or 42.2%, from $8.3 million for the six months ended June 28, 2003 to $11.8 million for the six months ended July 3, 2004. This increase was due primarily to increased sales commissions and salaries (worldwide sales and marketing headcount increased from 101 to 141 between June 28, 2003 and July 3, 2004) and marketing expenses. As a percentage of sales, selling expenses dropped to 26.2% of sales in the six months ended July 3, 2004 from 27.9% in the six months ended June 28, 2003.

General and administrative expenses increased by $1.1 million or 27.5%, from $4.0 million for the six months ended June 28, 2003 to $5.1 million for the six months ended July 3, 2004. The increase is mainly due to higher salaries and benefits as a result of additional IT and back office employees due to higher volume of transactions and opening of the China office, and professional fees. General and administrative expenses as a percentage of sales fell to 11.4% for the six months ended July 3, 2004 from 13.7% for the six months ended June 28, 2003.

Depreciation and amortization expenses decreased by $33,000 or 3% from $1,128,000 for the six months ended June 28, 2003 to $1,095,000 for the six months ended July 3, 2004 due to a reduction in amortization of existing product technology, offset by increases in depreciation of new equipment and amortization of newly acquired intangibles.

Research and development expenses increased by $704,000, or 36.2%, from $1.9 million for the six months ended June 28, 2003 to $2.6 million for the six months ended July 3, 2004 principally as a result of higher salaries and bonuses as well as material and other project costs.

Employee stock option expenses decreased by $101,000, from $150,000 for the six months ended June 28, 2003 to $49,000 for the six months ended July 3, 2004 due to fewer options accounted for under the variable accounting method being outstanding.

Interest income increased by $112,000 from $36,000 for the six months ended June 28, 2003, to $148,000 for the six months ended July 3, 2004. The variance was primarily attributable to an increase of $18.6 million in interest earning investments from $1.6 million at June 28, 2003 to $ 20.2 million at July 3, 2004. Interest expense decreased by $30,000 from $35,000 for the six months ended June 28, 2003, to $5,000 for the six months ended July 3, 2004 mainly due to lower interest bearing debt.

Other income increased by $45,000 from $334,000 for the six months ended June 28, 2003 to $379,000 for the six months ended July 3, 2004 due primarily to gains on currency translation.

Income tax expense increased by $1.2 million from $313,000 for the six months ended June 28, 2003, to $1.5 million for the six months ended July 3, 2004. This increase is primarily due to the significant increase in US earnings in 2004, partially offset by the utilization of net operating losses in Europe, for which an allowance had previously been recorded.

Net income increased by $5.0 million from $2.0 million for the six months ended June 28, 2003 to $7.0 million for the six months ended July 3, 2004 as a result of the factors described above.

Liquidity and Capital Resources

On November 12, 2003, we sold 1,158,000 shares of common stock to certain institutional investors in a private placement. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million. Total marketable securities (cash and cash equivalents, short-term investments and investments) were approximately $32.9 million at July 3, 2004 compared with approximately $33.5 million on December 31, 2003.

Cash flow from operations was approximately $290,000 in the first six months of 2004, a decrease of approximately $1.0 million from the first six months of the prior year. The decrease was primarily due to the increases in account receivable and inventory, and the decrease in accounts payable and accrued expenses.

Cash used in investing activities was approximately $ 5.6 million in the first six months of 2004, an increase of approximately $ 4.8 million from the first six months of the prior year, primarily reflecting the purchase of capital equipment ($1 million) and the deployment of cash balances to short-term commercial paper ($4 million).

Cash provided by financing activities was approximately $1.1 million in the first six months of 2004, an increase of approximately $720,000 from the first six months of the prior year, reflecting the proceeds from the exercise of stock options.

Principal commitments at July 3, 2004 consisted of leases on our offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date.

We believe our cash, investments, borrowings and cash flows from operations should be sufficient to satisfy our working capital and capital expenditure needs for the foreseeable future. We have no material long-term debt. On September 17, 2003, we established a new $5 million revolving credit facility with SunTrust Bank. This agreement is due to mature on September 17, 2004 and bears an interest rate, at the borrower’s option, of either the bank’s Base rate or the adjusted LIBOR rate, plus 1.75%. No amounts were outstanding under this line of credit on July 3, 2004.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The estimation processes discussed below are our processes of recognizing research and development expenditures, the allowance for obsolete and slow-moving inventory, the allowance for doubtful accounts, and the reserve for warranties. These estimation processes affect current assets and operating results and are therefore critical in assessing our financial and operating status. These estimates involve certain assumptions that if incorrect, could create an adver se impact on our operations and financial position.

Research And Development

Costs are incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products. Prior to the attainment of the related products’ technological feasibility, these costs are recorded as expenses in the period incurred. Product design costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed three years. We consider technological feasibility to be established when we have completed all planning, designing, coding and testing activities that are necessary to establish design specifications including function, features and technical performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when the product is available for general release to customers. We periodically assess the value of capitalized product design costs and record a reserve for obsolescence or impairment when, in the circumstances (including the discontinuance or probable discontinuance of the related products from the market), we deem the asset to be obsolete or impaired.

The Reserve For Obsolete And Slow-Moving Inventory

Since the amount of inventoriable cost that we will truly recoup through sales cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Accordingly, an allowance in an amount equal to 100% of the average cost of such inventory is recorded. We classify as “slow-moving”, inventory with on-hand quantities greater than the amounts sold in the past 12 months or which have been forecasted to sell in the next 12 months, and reserve such an amount adequate to reduce the carrying value to net realizable value.

The Reserve For Doubtful Accounts

We perform ongoing evaluations of our customers and adjust their credit ratings accordingly. We continuously monitor collections and payments from our customers and maintain a provision for un-collectible amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, we cannot guarantee this will continue in the future.

The Reserve For Warranties

We rely upon our service data to determine the adequacy of our warranty reserve. We use the service frequencies and history to evaluate the future service requirements. We continuously monitor this data to ensure that the reserve is sufficient. While such expenses have historically been within its expectations, we cannot guarantee this will continue in the future.

Transactions with Related and Other Parties

We lease our headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, our President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, with two five-year renewal options. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers.

Inflation

We believe inflation has not had a material impact on our results of operations in recent years and do not expect inflation to have a material impact on our operations in 2004.

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, approximately 50% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 3. - Quantitative And Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the captions “Inflation” and “Foreign Exchange Exposure”, above.

 Item 4. - Controls And Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

We are not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. We do not believe that the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 11 2004. At such meeting, Messrs. Norman Schipper and John Caldwell were elected, each to serve on the Company's Board of Directors for a term of three years. The terms of office of Messrs. Stephen R. Cole, Hubert D'Amours, Gregory A. Fraser, Andre Julien, and Simon Raab continued after the meeting. The number of votes cast for, the number of votes withheld, and the number of broker non-votes with respect to the directors elected at the meeting were as follows:

	For	Withheld	Broker Non-Votes
Norman Schipper	11,649,871	281,671	1,600,741
John Caldwell	11,649,871	281,671	1,600,741

At the same meeting shareholders approved the adoption of the Company’s new 2004 Equity Incentive Plan. The number of votes cast for, the number of votes against, the number of abstentions, and the number of broker non-votes with respect to the 2004 Equity Incentive plan approved at the meeting were as follows:

	For	Against	Abstain	Broker Non-Votes
2004 Equity Incentive Plan	2,633,690	2,004,515	22,755	8,871,323

Item 6. - Exhibits And Reports On Form 8-K

a.)	Exhibits:

	31(a)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(b)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32(a)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32(b)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.)	Reports on Form 8-K

On April 28, 2004, we filed a Current Report on Form 8-K to set forth additional information concerning fees for services rendered to FARO by Ernst & Young LLP for each of the years 2002 and 2003.

On May 7, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing its results of operations for the quarter ended April 3, 2004.

On July 15, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing its sales results for the quarter ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	FARO TECHNOLOGIES, INC.
(Registrant)

	By:	/s/

Gregory A. Fraser
Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

