Form 10-Q
period 2004-10-02
FARO TECHNOLOGIES INC
filed 2004-11-10
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Oct. 2, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2004 was 13,942,346.

FARO TECHNOLOGIES, INC.

Form 10-Q
For the Quarter Ended October 2, 2004

INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Financial Statements

a) Consolidated Balance Sheets (Unaudited)
As of October 2, 2004 and December 31, 2003	3

b) Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended October 2, 2004 and September 27, 2003	4

c) Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended October 2, 2004 and September 27, 2003	5

d) Notes to Consolidated Financial Statements (Unaudited)	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

CERTIFICATIONS	21-25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	October 2,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,174,371	$17,424,901
Short-term investments	23,085,848	16,037,208
Accounts receivable, net of allowance for doubtful receivables of
$770,219 and $254,915, respectively.	17,821,846	16,312,978
Inventories, net	21,529,078	14,771,792
Deferred tax asset - current	319,994	564,841
Prepaid expenses and other current assets	2,330,781	1,465,690
Total current assets	77,261,918	66,577,410
PROPERTY AND EQUIPMENT
Machinery and equipment	3,885,004	5,612,391
Furniture and fixtures	2,161,988	2,552,766
Leasehold improvements	763,164	626,858
Property and equipment at cost	6,810,156	8,792,015
Less: accumulated depreciation and amortization	(3,143,904)	(6,038,658)
Property and equipment, net	3,666,252	2,753,357
Goodwill	11,522,271	11,522,271
Intangible assets-other	13,521,101	13,608,413
Total intangible assets	25,043,372	25,130,684
Less: accumulated amortization	(13,667,478)	(13,691,309)
Intangible assets, net	11,375,894	11,439,375
Deferred tax asset - long-term	2,181,457	1,143,746
Total Assets	$94,485,521	$81,913,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$48,877	$42,584
Accounts payable	4,105,818	4,713,512
Accrued liabilities	5,114,052	4,776,778
Income taxes payable	6,219	605,456
Current portion of unearned service revenues	1,876,754	2,206,167
Customer deposits	143,413	363,346
Total current liabilities	11,295,133	12,707,843
Unearned service revenues - less current portion	1,149,757	220,296
Deferred tax liability	14,550	—
Long-term debt - less current portion	78,957	64,650
Total Liabilities	12,538,397	12,992,789
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 13,977,754 and 13,518,998 issued; 13,937,754 and 13,478,998 outstanding, respectively	13,977	13,519
Additional paid-in-capital	78,319,475	75,133,219
Unearned compensation	(7,380)	(226,954)
Retained earnings (accumulated deficit)	4,162,481	(5,853,929)
Other comprehensive (loss) income	(390,804)	5,869
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)
Total shareholders' equity	81,947,124	68,921,099
Total Liabilities and Shareholders' Equity	$94,485,521	$81,913,888

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

SALES	$23,375,534	$19,183,956	$68,477,573	$48,831,690

COST OF SALES	8,618,268	8,153,080	25,028,540	20,235,693

Gross profit	14,757,266	11,030,876	43,449,033	28,595,997

OPERATING EXPENSES:
Selling	5,803,462	4,331,615	17,599,453	12,603,913
General and administrative	3,216,588	2,380,333	8,416,165	6,577,951
Depreciation and amortization	566,610	471,789	1,661,305	1,599,434
Research and development	1,335,896	1,135,452	3,983,645	3,079,075

Total operating expenses	10,922,556	8,319,189	31,660,568	23,860,373

INCOME FROM OPERATIONS	3,834,710	2,711,687	11,788,465	4,735,624

OTHER INCOME (EXPENSE)
Interest income	85,847	14,541	233,826	50,695
Other income (expense), net	(163,687)	1,109,155	215,471	1,443,625
Interest expense	(1,283)	(13,345)	(6,006)	(47,903)

INCOME BEFORE INCOME TAX	3,755,587	3,822,038	12,231,756	6,182,041

INCOME TAX EXPENSE	690,176	488,150	2,215,346	800,738

NET INCOME	$3,065,411	$3,333,888	$10,016,410	$5,381,303

NET INCOME PER SHARE - BASIC	$0.22	$0.28	$0.73	$0.45

NET INCOME PER SHARE - DILUTED	$0.22	$0.26	$0.72	$0.42

Weighted average shares - Basic	13,932,463	12,036,348	13,677,119	11,938,627

Weighted average shares - Diluted	14,064,767	12,946,088	13,831,998	12,666,995

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$10,016,410	$5,381,303
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,661,305	1,599,434
Settlement of SMX arbitration received in stock	—	(1,155,973)
Provision for bad debts	550,328	142,309
Income tax benefit from exercise of stock options	2,237,237	—
Provision for inventory obsolescence	478,839	462,765
Deferred income tax benefit	538,000	—
Employee stock option expense	47,036	141,119
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,222,633)	(2,528,067)
Inventories	(7,343,856)	(2,712,776)
Deferred tax asset	(1,126,000)	—
Prepaid expenses and other assets	(874,504)	173,642
Increase (decrease) in:
Accounts payable and accrued liabilities	(215,037)	(11,774)
Income taxes payable	(793,901)	618,322
Customer deposits	(218,860)	(12,523)
Unearned service revenues	624,683	359,462

Net cash provided by operating activities	3,359,047	2,457,243

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,969,193)	(1,126,709)
Intangibles expenditures	(583,774)	(481,396)
Proceeds from repayment of notes receivable	—	1,240,210
(Purchases) proceeds of investments, net	(7,048,640)	1,438,200

Net cash (used in)/provided by investing activities	(9,601,607)	1,070,305

FINANCING ACTIVITIES:
Proceeds (Payments) of long-term debt, net	24,239	(1,487,204)
Proceeds from issuance of stock, net	1,122,015	769,637

Net cash provided by/(used in) financing activities	1,146,254	(717,567)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(154,224)	(1,349,578)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,250,530)	1,460,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,424,901	4,023,614

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,174,371	$5,484,017

See accompanying notes to consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended October 2, 2004 and September 27, 2003
(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries develop, manufacture, market and support computer-based manufacturing measurement and inspection equipment and related software.

The consolidated financial statements include the accounts of FARO Technologies, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. The financial statements of foreign subsidiaries have been translated into U.S. dollars using the current exchange rates in effect at each balance sheet date, for assets and liabilities, and the average exchange rates during each reporting period, for results of operations. Adjustments resulting from translation of the financial statements are reflected as a separate component of comprehensive income (loss) in shareholders’ equity.

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

The consolidated results of operations for the nine months ended October 2, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The information included in this Form 10-Q (including the interim consolidated financial statements and notes that accompany these financial statements) should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2003 and 2002, and for each of the three years included in our 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified on the consolidated financial statements to conform to the current year classifications.

In prior filings we represented the cost of employee stock options as a separate line item in our consolidated statements of operations. In accordance with SEC Regulation S-X, beginning with this Form 10-Q we have eliminated the separate line item for all periods presented, and have included the cost of employee stock options in the appropriate expense category, according to each employee’s function. Virtually all of the employees who had stock options that gave rise to an expense were in administration.

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

In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003. EITF 00-21 has not had a material impact on our financial position, cash flows or results of operations because we sell integrated systems only, not multiple products, services and/or rights to use assets.

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

	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003

Net income, as reported	$3,065,411	$3,333,888	$10,016,410	$5,381,303

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$(1,137)	142,617	29,633	252,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(461,443)	(4,790)	(757,281)	(136,315)
Pro forma net income	$2,602,831	$3,471,715	$9,288,762	$5,497,934
Earnings Per share:
Basic - as reported	$0.22	$0.28	$0.73	$0.45

Basic - Pro forma	$0.19	$0.29	$0.68	$0.46

Diluted - as reported	$0.22	$0.26	$0.72	$0.42

Diluted - Pro forma	$0.19	$0.27	$0.67	$0.43

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

Short-term investments consisted of the following:

	As of	As of
	Oct 2, 2004	Dec 31, 2003

Corporate bonds	$—	$432,153
Variable Rate Municipal Bonds	23,085,848	15,605,055
	$23,085,848	$16,037,208

The Variable Rate Municipal Bonds earn a variable rate of interest, which is reset on a weekly basis, and contain the right to put (sell) the bonds back to the placement agent at par, at any time, with seven days notice.

Supplemental Cash Flow Information - Selected cash payments and non-cash activities were as follows:

	Nine Months Ended
	Oct 2, 2004	Sep 27, 2003

Cash paid for interest	$6,006	$42,215

Retirement of fully depreciated property and equipment	$4,016,184	$—

NOTE D - INVENTORIES

Inventories consist of the following:
	As of Oct 2, 2004	As of Dec 31, 2003
Raw materials	$8,409,522	$5,624,061
Work-in-process	494,888	352,104
Finished goods	3,055,867	1,589,759
Allowance for inventory obsolesence	(631,067)	(154,647)
Operating Inventory	11,329,210	7,411,277

Sales, Demo, and Service Inventory	10,199,868	7,360,515

	$21,529,078	$14,771,792

NOTE E - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended				Nine Months Ended
	Oct 2, 2004		Sep 27, 2003		Oct 2, 2004		Sep 27, 2003
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	13,932,463	$0.22	12,036,348	$0.28	13,677,119	$0.73	11,938,627	$0.45

Effect of dilutive securities	132,304	$—	909,740	$(0.02)	154,879	$(0.01)	728,368	$(0.03)

Diluted EPS	14,064,767	$0.22	12,946,088	$0.26	13,831,998	$0.72	12,666,995	$0.42

NOTE F - PRODUCT WARRANTY LIABILITY

The company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. Warranty reserve is included within the balance shown for accrued liabilities on the balance sheet. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair-expense per installation-month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period.  The Company re-determines its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of machines remaining under warranty, and the remaining number of months each machine will be under warranty.  The amount for warranty expired approximates the warranty expense incurred during the period.

Balance as of 12/31/2003	$400,667
Provision for warranty expense	249,235
Warranty expired in 2004	(344,473)
Balance as of Oct 2, 2004	$305,429

NOTE G - INCOME TAX EXPENSE

The tax provision for the nine months ended October 2, 2004 differs from the tax provision for the nine months ended September 27, 2003, principally due to increases in earnings.  The effective tax rate for the three months and nine months ended October 2, 2004 of 18% is lower than current federal statutory corporate rates primarily due to the use of previously reserved net operating loss carry-forwards in Europe.

 At October 2, 2004, the company has deferred income tax assets of approximately $5.1 million (including $2.5 million related to the U.S. operations and $2.6 million related to the foreign operations), which are partially offset by a valuation allowance of approximately $2.6 million related to the foreign operations. These deferred income tax assets are primarily attributable to domestic and foreign net operating loss (NOL) carry-forwards and intangible assets for which future income tax benefits may be realized. The NOL carry-forwards primarily relate to the U.S. and German operations. The U.S. NOL expires in 20 years, while the German NOL does not expire.

NOTE H - GEOGRAPHIC DATA

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

The following table presents sales information by the geographic region of the customer:

	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003
SALES
Americas Region	$9,905,269	$10,448,402	$28,727,489	$24,133,844
Europe/Africa Region	9,927,656	6,570,543	30,818,271	19,418,305
Asia Pacific Region	3,542,609	2,165,011	8,931,813	5,279,541

TOTAL	$23,375,534	$19,183,956	$68,477,573	$48,831,690

NOTE I - COMPREHENSIVE INCOME

Comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings from operations.

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

NET INCOME	$3,065,411	$3,333,888	$10,016,410	$5,381,303
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	205,259	1,609,921	(396,673)	725,489

COMPREHENSIVE INCOME	$3,270,670	$4,943,809	$9,619,737	$6,106,792

NOTE J - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003
Foreign exchange	$(16,096)	$(52,425)	$131,150	$263,847
Litigation settlement	—	1,155,973	—	1,155,973
Other	(147,591)	5,607	84,321	23,805
Total Other Income (Expense)	$(163,687)	$1,109,155	$215,471	$1,443,625

NOTE K - CREDIT FACILITY

On September 17, 2003, we established a $5 million revolving credit facility with SunTrust Bank. This agreement was renewed and will mature on September 17, 2005. The facility bears an interest rate, at the borrower’s option, of either the bank’s prime lending rate or the adjusted LIBOR rate, plus 1.75%. As of October 2, 2004, there were no borrowings under this line of credit.

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

Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others the following:

•	our inability to maintain historical sales growth rates;
•	our inability to maintain or reduce operating expenses or maintain our historical gross margin;
•	difficulties in ramping up production in our new manufacturing facility in Switzerland and completing the opening and staffing of our sales offices in India and Korea;
•	our inability to further penetrate our customer base;
•	development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;
•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;
•	the cyclical nature of the industries of our customers and the financial condition of our customers;
•	the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion of infringement claims against us;
•	fluctuations in our annual and quarterly operating results as a result of (i) the size and timing of customer orders, (ii) the amount of time that it takes to fulfill orders and ship our products, (iii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (iv) increases in operating expenses required for product development and new product marketing, (v) costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes, (vi) the timing and market acceptance of new products and product enhancements, (vii) customer order deferrals in anticipation of new products and product enhancements, (viii) our success in expanding our sales and marketing programs, (ix) start-up costs associated with opening new sales offices outside of the United States, (x) fluctuations in revenue without proportionate adjustments in fixed costs, (xi) the efficiencies achieved in managing inventories and fixed assets; and (xii) adverse changes in the manufacturing industry and general economic conditions;
•	the inability of our products displacing traditional measurement devices and attaining broad market acceptance;
•	the impact of competitive products and pricing in the CAM2 market and the broad market for measurement and inspection devices;
•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and labor practices;

•	the loss of our Chief Executive Officer or our Executive Vice President and Chief Financial Officer or other key personnel;
•	our inability to identify, consummate, or achieve expected benefits from acquisitions;
•	the failure to effectively manage our growth;
•	the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms, and
•	other risks detailed in our Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission.

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

Overview

We design, develop, market and support portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. Our principal products are the Faro Arm and Faro Gage articulated arm measuring devices, the Faro Laser Tracker, a laser-based measuring device and their companion CAM2 software, which provide for CAD-based inspection and factory-level statistical process control. In the first half of 2004, we introduced a new non-contact laser probe option for the Faro Arm. When sold together this combination of the Faro Arm and its laser probe option is called the Scan Arm. Together, all of these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. We are a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently hold 33 patents. Our products have been purchased by more than 3,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We expect to open sales offices in South Korea and India in the fourth quarter of 2004. International sales represented 47.3%, 57.0%, and 59.1% of sales in 2003, 2002, and 2001, respectively. We expect higher percentage sales growth in the Asia Pacific region than other regions in 2004 and 2005 as a result of opening sales offices in China, India and South Korea, and the addition of sales personnel and the opening of a service center in our Japan office.

We derive revenues primarily from the sale of our Faro Arm, Scan Arm, Faro Gage and Faro Laser Tracker 3-D measurement equipment, and its related multi-faceted CAM2 software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties proportionately, in the same manner as costs are incurred for such revenues. We also receive royalties from licensing agreements for our historical medical technology and recognize the revenue from these royalties as licensees report use of the technology. In the first nine months of 2004 royalties from licensing agreements were $656,000, or 1.0% of total sales.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from Europe and Asia. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We expect to begin complete production of the Faro Laser Tracker product in our Swiss plant by the end of 2004. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2005.

Cost of sales consists primarily of material, production overhead and labor. Since our IPO in 1997, gross margin has been in the range 54-64%. We expect to maintain gross margin at or near 60% going forward. Selling expenses consist primarily of salaries and commissions to sales and marketing personnel, and promotion, advertising, travel and telecommunications. Selling expenses as a percentage of sales was slightly lower in the first nine months of 2004 compared to the same period in 2003, to 25.7% from 25.8%. The addition of new sales personnel in Asia has resulted in selling expenses as a percentage of sales above 25% in the first nine months of 2004 while the additional sales people become fully trained and productive. Having selling expenses as a percentage of sales at 25% or less will be our long-term goal.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. We expect general and legal expenses to be higher in the second half of 2004 particularly due to professional and legal expenses related to our compliance with Sarbanes-Oxley section 404 regarding internal controls and procedures, and professional and legal expenses related to our expansion in the Asia/Pacific region. Beyond that, we expect general and administrative expenses to drop as a percentage of sales as higher sales should not require a proportionate increase in these expenses. Research and development expenses represent salaries, equipment and third-party services. We have a commitment to support ongoing research and development and intend to continue to fund these efforts at the level of 5-7% of sales going forward.

In 2003 and 2004 we have been able to use previously reserved net operating loss carry-forwards, which have reduced our effective tax rate to below 20%. We have also received a favorable permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. As a result we expect the blended (consolidated) tax rate to be approximately 20% of consolidated taxable income in 2004, and in a range between 25% and 30% of consolidated taxable income for 2005.

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

During fiscal years 2002 and 2001, our sales growth was adversely affected by the economic slowdown, which began in 2001 in the United States and Europe. This effect, however, was offset by sales growth resulting from the acquisition in January 2002 of SpatialMetrix Corporation (SMX), which manufactured the predecessor to the Faro Laser Tracker, and the introduction in September and October 2002 of the latest generation of our traditional Faro Arm product. In 2003 sales growth resulted primarily from strong customer response to the new Faro Arm and Laser Tracker products, and an increase in worldwide sales and marketing activities, including an increase in sales and marketing headcount from 106 in 2002 to 120 at the end of 2003. In the first nine months of 2004 sales growth resulted from demand for the new Faro Gage and Scan Arm products, and from a further increase in Faro Arm and Laser Tracker product sales as a result of an increase in the sales and marketing staff. Sales and marketing headcount was 158 at October 2, 2004.

In the third quarter of 2003 the Company recorded approximately $1.1 million in other income as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

On November 12, 2003, we sold 1,158,000 shares of common stock to certain institutional investors in a private placement. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million. This transaction significantly increased our cash available for a variety of potential uses including working capital, acquisitions, capital expenditures, and our ongoing international expansion. See also “Liquidity and Capital Resources”.

Results of Operations

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

Sales increased by $4.2 million or 21.9%, from $19.2 million for the three months ended September 27, 2003 to $23.4 million for the three months ended October 2, 2004. This increase resulted primarily from higher unit sales of the Faro Arm, Scan Arm, Faro Gage and Laser Tracker products in the Europe/Africa and Asia/Pacific regions, offset by slightly lower sales in the Americas region. The reduction in sales in the Americas region of $500,000 was mainly due to a comparison to the third quarter of 2003 which included the delivery of $1.3 million in backlog from previous quarters. Sales in the Europe/Africa region increased $3.3 million, to $9.9 million for the three months ended October 2, 2004 from $6.6 million in the three months ended September 27, 2003, resulting in large part from the successful deployment of 20 new sales people from 49 at September 27, 2003 to 69 at October 2, 2004. Sales in the Asia/Pacific region increased $1.4 million, or 66.7% to $3.5 million for the three months ended October 2, 2004 from $2.1 million in the three months ended September 27, 2003 primarily due to sales in China of $1.0 million.

Gross profit increased by $3.7 million or 33.6%, from $11.0 million for the three months ended September 27, 2003 to $14.8 million for the three months ended October 2, 2004. Gross margin percentage increased to 63.1% for the three months ended October 2, 2004 from 57.5% for the three months ended September 27, 2003. Gross margin increased primarily from lower service costs as a result of improved reliability of the Faro Arm and Laser Tracker products, the effect of higher sales volume on fixed overhead and smaller price discounts.

Selling expenses increased by $1.5 million or 34.9%, from $4.3 million for three months ended September 27, 2003 to $5.8 million for the three months ended October 2, 2004. This increase was primarily due to higher commissions of $502,000, salaries and bonuses of $361,000, sales demonstration costs of $475,000 and marketing costs of $133,000. As a percentage of sales, selling expenses increased to 24.8% of sales in the three months ended October 2, 2004 from 22.6% in the three months ended September 27, 2003.

In prior filings we represented the cost of employee stock options as a separate line item in our consolidated statements of operations. In accordance with SEC Regulation S-X, beginning with this Form 10-Q we have eliminated the separate line item for all periods presented, and have included the cost of employee stock options in the appropriate expense category, according to each employee’s function. Virtually all of the employees who had stock options that gave rise to an expense were in administration. These amounts are disclosed below under the discussion of general and administrative expenses.

General and administrative expenses increased by $836,000 or 34.8%, from $2.4 million for the three months ended September 27, 2003 to $3.2 million for the three months ended October 2, 2004. The increase was due to higher salaries and bonuses of $512,000, professional and legal fees of $336,000, facilities and rent expense of $111,000, bad debt expense of $130,000, insurance expense of $35,000, and investor relations expense of $28,000; partially offset by lower employee stock option expense of $221,000, permits and fees of $51,000, computer network costs of $27,000 and travel costs of $17,000. General and administrative expenses as a percentage of sales increased to 13.8% for the three months ended October 2, 2004 from 12.4% for the three months ended September 27, 2003.

Depreciation and amortization expenses increased by $100,000 from $470,000 for the three months ended September 27, 2003 to $570,000 for the three months ended October 2, 2004 as a result of higher amounts of computer equipment and intangible assets from patents and R&D foreign language software for the U.S in the current year.

Research and development expenses increased by $200,000 or 18.2%, from $1.1 million for the three months ended September 27, 2003 to $1.3 million for the three months ended October 2, 2004. The increase was primarily due to higher outside consulting and other services of $100,000. Research and development expenses as a percentage of sales decreased slightly to 5.7% for the three months ended October 2, 2004 from 5.9% for the three months ended September 27, 2003.

Interest income increased by $71,000 from $15,000 for the three months ended September 27, 2003, to $86,000 for the three months ended October 2, 2004. The increase was primarily due to an increase of $22.7 million in interest earning investments from $400,000 at September 27, 2003 to $23.1 million at October 2, 2004. Interest expense decreased by $12,000 from $13,000 for the three months ended September 27, 2003, to $1,000 for the three months ended October 2, 2004 due to lower interest bearing debt.

Other income (expense) decreased by $1.3 million to an expense of $164,000 for the three months ended October 2, 2004 from income of $1.1 million for the three months ended September 27, 2003 primarily due to our receipt of a $1.1 million settlement from litigation in the third quarter of 2003.

Income tax expense increased by $202,000 from $488,000 for the three months ended September 27, 2003 to $690,000 for the three months ended October 2, 2004. This increase is primarily due to significant increases in taxable income in the United States, partially offset by the utilization of net operating losses in Europe, for which an allowance had previously been recorded.

Net income decreased by $269,000 from $3.3 million for the three months ended September 27, 2003 to $3.1 million for the three months ended October 2, 2004 as a result of the factors described above.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

Sales increased by $19.7 million or 40.4%, from $48.8 million for the nine months ended September 27, 2003 to $68.5 million for the nine months ended October 2, 2004. The increase resulted from higher unit sales of the new Faro Gage and Scan Arm products, and increased unit sales of the Faro Arm and Laser Tracker products in all regions. In the Americas Region sales increased $4.6 million, or 19.1% from $24.1 million in the nine months ended September 27, 2003 to $28.7 million in the nine months ended October 2, 2004, primarily due to an increase in the number of sales people from 36 at the beginning of 2003 to 48 at October 2, 2004. In the Europe/Africa Region sales increased $11.4 million, or 58.7% from $19.4 million in the nine months ended September 27, 2003 to $30.8 million in the nine months ended October 2, 2004, resulting in large part from the successful deployment of 27 new sales people from 42 at the beginning of 2003 to 69 at October 2, 2004. In the Asia Pacific Region sales increased $3.6 million, or 67.9% from $5.3 million in the nine months ended September 27, 2003 to $8.9 million in the nine months ended October 2, 2004, primarily due to sales in China, where we opened a sales office in late 2003.

Gross profit increased by $14.9 million or 52.1%, from $28.6 million for the nine months ended September 27, 2003 to $43.5 million for the nine months ended October 2, 2004 due to higher sales. Gross margin increased to 63.5% for the nine months ended October 2, 2004 compared to 58.6% for the nine months ended September 27, 2003. Gross margin increased primarily from lower service costs, the effect of higher sales volume on fixed overhead and smaller price discounts.

Selling expenses increased by $5.0 million or 39.7%, from $12.6 million for the nine months ended September 27, 2003 to $17.6 million for the nine months ended October 2, 2004. The increase was primarily due to higher commissions of $1.9 million, sales demonstration costs of $1.4 million, salaries and bonuses of $1.1 million, and marketing costs of $595,000. As a percentage of sales, selling expenses decreased slightly to 25.7% of sales for the nine months ended October 2, 2004 from 25.8% of sales for the nine months ended September 27, 2003.

In prior filings we represented the cost of employee stock options as a separate line item in our consolidated statements of operations. In accordance with SEC Regulation S-X, beginning with this Form 10-Q we have eliminated the separate line item for all periods presented, and have included the cost of employee stock options in the appropriate expense category, according to each employee’s function. Virtually all of the employees who had stock options that gave rise to an expense were in administration. These amounts are disclosed below under the discussion of general and administrative expenses.

General and administrative expenses increased $1.8 million or 27.3%, from $6.6 million for the nine months ended September 27, 2003 to $8.4 million for the nine months ended October 2, 2004. The increase was primarily due to higher salaries and bonuses of $1.4 million, professional and legal fees of $492,000, facility expense of $311,000, investor relations expense of $104,000, bad debt expense of $53,000, insurance expense of $39,000, and travel expense of $34,000, partially offset by lower employee stock option expense of $286,000, permits and fees of $147,000, and computer network costs of $62,000. General and administrative expenses as a percentage of sales decreased to 12.3% for the nine months ended October 2, 2004, from 13.5% for the nine months ended September 27, 2003.

Depreciation and amortization expenses increased by $62,000 or 3.9% from $1.6 million for the nine months ended September 27, 2003 to $1.7 million for the nine months ended October 2, 2004 primarily due to additions in the current year of computer equipment and intangible assets comprised of patents and R&D foreign language software.

Research and development expenses increased by $900,000 or 29.0%, from $3.1 million for the nine months ended September 27, 2003 to $4.0 million for the nine months ended October 2, 2004. The increase was primarily due to higher salaries and bonuses of $550,000, and higher consulting fees of $330,000. Research and development expenses as a percentage of sales decreased to 5.8% for the nine months ended October 2, 2004, from 6.3% for the nine months ended September 27, 2003.

Interest income increased by $183,000 from $51,000 for the nine months ended September 27, 2003, to $234,000 for the nine months ended October 2, 2004. The variance was primarily attributable to an increase of $22.7 million in interest earning investments from $400,000 at September 27, 2003 to $23.1 million at October 2, 2004. Interest expense decreased by $42,000 from $48,000 for the nine months ended September 27, 2003, to $6,000 for the nine months ended October 2, 2004 mainly due to lower interest bearing debt.

Other income (expense) decreased by $1.2 million from $1.4 million for the nine months ended September 27, 2003 to $215,000 for the nine months ended October 2, 2004 due to our receipt of a $1.1 million settlement from litigation in the third quarter of 2003. Other income (expense) for the nine months ended October 2, 2004 consisted primarily of gains from foreign currency of $131,000.

Income tax expense increased by $1.4 million from $801,000 for the nine months ended September 27, 2003, to $2.2 million for the nine months ended October 2, 2004. This increase is primarily due to the significant increase in US earnings in 2004, partially offset by the utilization of net operating losses in Europe, for which an allowance had previously been recorded.

Net income increased by $4.6 million from $5.4 million for the nine months ended September 27, 2003 to $10.0 million for the nine months ended October 2, 2004 as a result of the factors described above.

Liquidity and Capital Resources

On November 12, 2003, we sold 1,158,000 shares of common stock to certain institutional investors in a private placement. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million. Total cash and cash equivalents and short-term investments were approximately $35.3 million at October 2, 2004 compared with approximately $33.5 million on December 31, 2003.

On September 17, 2003, we established a $5 million revolving credit facility with SunTrust Bank. This agreement was renewed and is due to mature on September 17, 2005. The facility bears an interest rate, at the borrower’s option, of either the bank’s Base rate or the adjusted LIBOR rate, plus 1.75%. No amounts were outstanding under this line of credit on October 2, 2004.

Cash provided by operating activities was approximately $3.4 million in the first nine months of 2004, an increase of approximately $1.0 million from the first nine months of the prior year. The $1.0 million increase reflects strong growth in sales and operating income, partially offset by increases in accounts receivable and inventories.

Cash used in investing activities was approximately $9.6 million in the first nine months of 2004, an increase of approximately $9.7 million from the first nine months of the prior year, primarily reflecting deployment of cash balances to short-term investments of approximately $7.0 million, the purchase of capital equipment of $1.9 million, and our expenditures for intangible assets of $580,000.

Cash provided by financing activities was approximately $1.1 million in the first nine months of 2004, reflecting proceeds from the exercise of stock options.

Principal commitments at October 2, 2004 consisted of leases on our offices and manufacturing facilities, and purchase orders for goods related to manufacturing. There were no material commitments for capital expenditures as of that date.

We have no material long-term debt. We believe our cash, investments, available borrowings and cash flows from operations should be sufficient to satisfy our working capital and capital expenditure needs for the foreseeable future.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to any inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The estimation processes discussed below are our processes of recognizing revenue, research and development expenditures, the allowance for obsolete and slow-moving inventory, the allowance for doubtful accounts, and the reserve for warranties. These estimation processes affect current assets and operating results and are therefore critical in assessing our financial and operating status. These estimates involve certain assumptions that if incorrect, could create an adverse impact on our operations and financial position.

Revenue

Approximately 93% of our revenues result from the sale of a Faro Arm, Scan Arm, Faro Laser Tracker, or Faro Gage “System”. A system is an integrated combination of a measurement device, a computer, and software loaded on the computer and the measurement device. None of the systems are customized and none of the components are sold separately, only as systems. Scheduled classes for training exist, and it is the customer’s responsibility to register and attend these classes. The revenue from these system sales is recognized upon shipment.

Approximately three percent of our revenues result from service and consulting. These revenues are recognized when the service or consulting is completed.

Approximately two percent of our revenues result from the sale of extended warranties. We recognize the revenue from extended warranties proportionately, in the same manner as costs are incurred for such revenues. Costs related to extended maintenance plans are recognized as incurred. The products come with a warranty for the first twelve months and then the separately purchased extended warranty begins. A provision for estimated future costs relating to expenses under the included warranty are recorded when products are shipped.

Approximately one percent of our revenues result from the sale of customized software. The revenue is recognized when no further significant production, modification, or customization is required, and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible.

Approximately one percent of our revenues result from our receipt of royalties from the license of intellectual property. These revenues are recognized as licensees of the intellectual property report usage.

In May 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized a new accounting rule that affects how revenues are recognized on certain types of long-term service contracts, where the timing of billings is not consistent with the timing of the costs. We are following EITF 00-21 and it is not affecting our transactions because we sell integrated systems whose components are not sold separately, and our revenues from the sale of extended warranties are recognized over the warranty period.

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

The Reserve For Warranties

We rely upon our service data to determine the adequacy of our included warranty reserve. We use the service frequencies and history to evaluate the future service requirements. We continuously monitor this data to ensure that the reserve is sufficient. While such expenses have historically been within its expectations, we cannot guarantee this will continue in the future.

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

On August 4, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing our results of operations for the quarter ended July 3, 2004.

On October 15, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing our sales and new orders results for the quarter ended October 2, 2004.

On October 29, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing the appointment of Jay Freeland as President and Chief Operating Officer, effective November 15, 2004.

On November 5, 2004, we filed a Current Report on Form 8-K in connection with a press release announcing our results of operations for the quarter ended October 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO TECHNOLOGIES, INC. (Registrant)

Date: November 10, 2004	By:	/S/
Gregory A. Fraser
Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

