Form 10-K
period 2004-12-31
FARO TECHNOLOGIES INC
filed 2005-03-16
CIK 917491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes [X] No [ ]

As of March 9, 2005, there were outstanding 14,051,707 shares of common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2005 was $343 million based on the last sale on such date on the Nasdaq National Market.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into part II of this Form 10-K portions of its proxy statement for its Annual Meeting of Shareholders currently scheduled to be held May 17, 2005.

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

FARO Technologies, Inc. (the Company) has made "forward-looking statements" in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective," “project,” “forecast,” “target,” “goal” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements, also may be made by the Company from time to time.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others those under "Cautionary Statements" and elsewhere in this report and the following:

•	our inability to further penetrate our customer base;
•	development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;
•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;
•	our inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;
•	the cyclical nature of the industries of our customers and the financial condition of our customers;
•	the fact that the market potential for the CAM2 market and the potential adoption rate for our products are difficult to quantify and predict;
•	the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion of infringement claims against us;
•	fluctuations in our annual and quarterly operating results as a result of a number of factors;
•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;
•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;
•	the effects of increased competition as a result of recent consolidation in the CAM2 market;
•
risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and labor practices;

•	our inability to continue to grow sales in the Asia Pacific region;
•
our inability to keep our financial results within our target goals as a result of various potential factors such as investments in potential acquisitions or strategic sales, product or other initiatives;

•	our inability to find less expensive alternatives to stock options to attract and retain employees;
•	the loss of our Chief Executive Officer, our President and Chief Operating Officer, our Executive Vice President, Secretary and Treasurer, or our Chief Financial Officer or other key personnel;
•	the failure to effectively manage our growth;
•	difficulty in predicting our effective tax rate;
•	the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms; and
•	the matters set forth under “Cautionary Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 1.  Business.

The Company designs, develops, markets and supports portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. The Company's principal products are the Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, which provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company's products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. The Company is a pioneer in the development, marketing and manufacturing of 3-D measurement technology in manufacturing and industrial applications. The Company's products have been purchased by approximately 3,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens, Volkswagen among many others.

We were founded in 1982 and we re-incorporated in Florida in 1992. Our worldwide headquarters are located at 125 Technology Park, Lake Mary, Florida 32746, and our telephone number is (407) 333-9911.

Industry Background

The Company believes that there are three principal forces driving the need for its products and services: 1) the widespread use by manufacturers of CAD in product development which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, and 3) the inability of traditional measurement devices to address many manufacturing problems, especially those related to large components for products such as automobiles, aircraft, and heavy duty construction equipment.

CAD changes the manufacturing process. The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. The use of CAD can shorten the time between design changes. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be figuratively linked to the CAD design to enable production to keep up with the rate of design change.

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

Traditional products don’t measure up. A significant aspect of the manufacturing process, which traditionally has not benefited from computer-aided technology, is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products and traditional coordinate measurement machines (CMM) for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

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

Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMMs require the object being measured be brought to the CMM and the object fit within the CMMs measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools, or expensive customized test fixtures, in order to measure large or unconventionally shaped objects. Some parts or assemblies are not easily accessible and cannot be measured at all using traditional devices.

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

FARO Products

The Faro Arm. The Faro Arm is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a touch screen computer, and software programs under the acronym CAM2.

❑
Articulated Arm - Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels that are suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints. This rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

❑
Touch Screen Computer - One of the main goals of the Faro Arm system is to provide computer-based inspection without requiring the operator to program the inspection software or even have to touch a keyboard. As such the Company-developed software (see the following section) runs entirely by the operator touching simple icons on the touch screen, not unlike how a restaurant waiter enters an order. The computers are not manufactured by the Company, but are purchased from various suppliers.

❑	CAM2 Software - See separate section on CAM2 Software below

The Faro Scan Arm. The Faro Scan Arm is a Faro Arm equipped with a combination of a hard probe (like that in the Faro Arm) and a non-contact line laser probe. This product provides our customers the ability to measure their products without touching them.

The Faro Laser Tracker. A combination of a portable, large-volume laser measurement tool, a touch screen computer, and CAM2 software programs.

❑
Laser Tracker - The Faro Laser Tracker utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and/or in-process. With its greater angular resolution, repeatability, and accuracy, the Faro Laser Tracker advances already-proven tracker technology. Among its many enhanced features is SuperADM, which improves upon existing Absolute Distance Measurement technology by providing the new time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

❑	Touch Screen Computer - See description under Faro Arm above.

❑	CAM2 Software -- See description below.

The Faro Gage. Sold as a combination of an articulated arm device with a computer and software, the Faro Gage is a smaller, higher accuracy version of the Faro Arm product. What distinguishes the Faro Gage from just another size of the Faro Arm are the special mounting features and the basic software which are unique to the Faro Gage. The Faro Gage is targeted at machine tools, and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. As such, the CAM2 software developed for this device features basic 2D and 3D measurements common to these applications. The FARO Gage was introduced in May 2003. (See also “Faro Gage Software” below.)

CAM2 Software.  CAM2 is the Company's family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes six software programs, many of which are translated into seven languages:

❑
CAM2 CAD Analyzer allows users to convert very large, complex CAD files from engineering workstations into simpler graphical images which make them available on a personal computer level for numerous applications throughout the factory from assembly and inspection planning, to the creation of user or service manuals.

❑
CAM2 Measure allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure is offered with the Faro Arm and the Faro Laser Tracker.

❑
CAM2 Automotive also allows users to compare measurements of manufactured components with the corresponding CAD file. Unlike CAM2 Measure, CAM2 Automotive is especially suited to the measurement of very large components with large CAD files, typical of those in the automotive industry. CAM2 Automotive is offered with the Faro Arm and Faro Laser Tracker.

❑
CAM2 SPC Process allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the Faro Arm or Faro Laser Tracker, CAM2 SPC Process accepts data from CMM and other computer-based measurement devices from many different measurement applications along the production line.

❑
Soft Check Tool is a custom software program designed to lead an operator through a measurement process on the Faro Arm or Faro Laser Tracker with minimal training. These programs are created by the Company from specifications provided by the customer.

❑
Faro Gage Software includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gauging and Soft Check tools.

Customers

The Company's products have been purchased by approximately 3,800 customers worldwide, ranging from small machine shops to large manufacturing and industrial companies. The Company's ten largest customers by revenue represented an aggregate of 7.1% of the Company's total revenues in 2004. No customer represented more than 2.0% of the Company's sales in 2004.

Sales and Marketing

The Company directs its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is in the Company’s headquarters in Lake Mary, Florida and the Europe/Africa regional headquarters is in Stuttgart, Germany. The Company intends to open regional headquarters for the Asia/Pacific region in Singapore in 2005. At December 31, 2004 the Company employed 54, 76, and 37 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Brazil, Germany, United Kingdom, France, Spain, Italy, India, South Korea, China and Japan. See Footnote 20 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company's foreign and domestic operations and export sales required by this Item.

The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. The Company employs a variety of marketing techniques to promote brand awareness and customer identification.

Research and Development

The Company believes that its future success depends on its ability to maintain technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company's existing technological base, and the enhancement and development of additional applications for its products.

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

At December 31, 2004, the Company employed 43 scientists and technicians in its research and development efforts. Research and development expenses were approximately $5.4 million in 2004 as compared to $4.5 million in 2003 and $4.0 million in 2002. We believe that the continual development or acquisition of innovative new products is critical to our future success. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company's research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

The Company holds or has pending 74 patents in the United States and related patents worldwide. The Company also has 10 registered trademarks in the United States and worldwide, 1 foreign registered trademark, 4 trademark applications pending in the United States and 5 foreign trademark applications pending.

The Company relies on a combination of contractual provisions and trade secret laws to protect its proprietary information. There can be no assurance that the steps taken by the Company to protect its trade secrets and proprietary information will be sufficient to prevent misappropriation of its proprietary information or preclude third-party development of similar intellectual property.

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

The Company's manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as the business evolves and has chosen English as the standard business language for its operations. This decision is expected to significantly influence the Company’s operations and documentation globally. This has been done in concert with the ISO Standard Registrar, and is expected to increase customer confidence in the Company’s products and services worldwide.

The Company takes a global approach to ISO registration, seeking to have all locations registered with identical scope of accreditation and capabilities for the products generated and serviced. In 2004 FARO took this to the highest level possible. All manufacturing sites are now jointly registered to ISO-9001:2000. In addition, all service sites (United States, Germany, Japan, China, Brazil) have been jointly accredited to ISO-17025 for Calibration and Certification Laboratories by the Laboratory Accreditation Bureau.

Competition

Our portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications which, in addition to portable articulated arms and laser tracker products, consist of fixed-base CMMs, check fixtures, and handheld measurement tools. The broad market for measurement devices is highly competitive. In the Faro Gage product line, manufacturers of handheld measurement tools and fixed-base CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical, and marketing resources than we possess. In the Faro Arm and Faro Scan Arm product lines, we compete with Hexagon Metrology, a division of Hexagon. Hexagon is significantly larger than us. In the Faro Laser Tracker product line, we compete primarily with Leica Geosystems, a division of Leica. Leica is significantly larger than us. We will be required to make continued investments in technology and product development to maintain our technological advantage over our competition. We cannot assure you that we will have sufficient resources to make additional investments in technology and product development or that our product development efforts will allow us to successfully compete as the industry evolves.

As the market for laser trackers and our portable coordinate measurement machines expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

The worldwide trend toward CAD-based factory floor metrology has resulted in the introduction of CAD-based inspection software and statistical process control for conventional CMMs by most of the large CMM manufacturers. Certain CMM manufacturers are miniaturizing, and in some cases increasing the mobility of, their conventional CMMs. Nonetheless, these CMMs still have small measurement volumes, lack the adaptability typical of portable, articulated arm measurement devices, and lose accuracy outside the controlled environment of the metrology lab.

Backlog

At December 31, 2004, the Company had orders representing approximately $5.1 million in product sales outstanding. The majority of these specific orders were shipped by March 7, 2005, and, as of March 7, 2005, the Company had orders representing approximately $6.9 million in product sales outstanding. At December 31, 2003 and 2002, the Company had orders representing approximately $7.5 million and $8.8 million in product sales outstanding, respectively.

The Company’s decreased backlog is the result of increased production of its laser tracker and articulated arm product lines in 2004 to meet customer demand. The Company believes that substantially all of the outstanding sales orders as of March 7, 2005 will be shipped during 2005.

Employees

At December 31, 2004, the Company had 453 full-time employees, consisting of 167 sales and marketing professionals, 95 production staff, 43 research and development staff, 66 administrative staff, and 82 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements. The Company believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Available Information

        We maintain a web site with the address www.faro.com. Information contained on our web site is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission.

         We were organized in 1982 and are incorporated in Florida.

Management of the Registrant

The officers and key management personnel of the Company are as follows:

Name	Age	Principal Position

Simon Raab, Ph.D.	52	Chairman of the Board, Chief Executive Officer
Jay W. Freeland	35	President and Chief Operating Officer
Barbara R. Smith	45	Chief Financial Officer
Gregory A. Fraser, Ph.D.	49	Executive Vice President, Secretary, and Treasurer
Joanne M. Karimi	46	Senior Vice President of Operations
Robert P. Large	55	Vice President of Sales
Allen Sajedi	45	Vice President and Chief Technical Officer
Wendelin K. J. Scharbach	49	Co-Managing Director of FARO Europe
Siegfried K. Buss	39	Co-Managing Director of FARO Europe

Simon Raab, Ph.D., a co-founder of the Company, has served as the Chairman of the Board, Chief Executive Officer and a director of the Company since its inception in 1982. Mr. Raab holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Engineering Physics from Cornell University and a Bachelor of Science in Physics with a minor in Biophysics from the University of Waterloo, Canada.

Jay W. Freeland has served as President and Chief Operating Officer of the Company since November 2004. Prior to that Mr. Freeland was president of his own consulting company from 2002 until 2004. Mr. Freeland began his career at General Electric (GE-NYSE) in their financial management program in 1991, spent four years on their corporate audit staff and served in financial, business development, sales and operational management roles of increasing responsibility until 2002. Mr. Freeland holds a Bachelor of Arts in Economics from Union College, Schenectady, New York.

Barbara R. Smith has served as Chief Financial Officer of the Company since February 2005. Prior to that Ms. Smith served as Vice President, Finance of Alcoa’s (AA-NYSE) aerospace, automotive and commercial transportation group, Cleveland, Ohio. Ms. Smith has held senior financial management positions at Alcoa since 1993, after joining that company in 1981. Ms. Smith holds a Bachelor of Science in Accounting degree from Purdue University, West Lafayette, Indiana.

Gregory A. Fraser, Ph.D., a co-founder of the Company, has served as Executive Vice President, Secretary, and Treasurer since February 2005. Prior to that Mr. Fraser served as Chief Financial Officer and Executive Vice President since May 1997 and as Secretary, Treasurer and a director of the Company since its inception in 1982. Mr. Fraser holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Theoretical and Applied Mechanics from Northwestern University and a Bachelor of Science and Bachelor of Mechanical Engineering from Northwestern University.

Joanne M. Karimi has served as Senior Vice President of Operations since November 2004. Prior to that Ms. Karimi served as Vice President of Human Resources of the Company since July 2001 and as Director of Human Resource Systems since October 1998. Prior to that, Ms. Karimi served as Director of Human resources of the Disney Vacation Club, a unit of The Walt Disney Company (DIS-NYSE). Ms. Karimi holds an MBA and a Bachelor of Business Management degree from the University of West Florida.

Robert P. Large has served as Vice President of Sales since June 2001. Prior to that, Mr. Large was Vice President of Sales of the Hill - Rom Company, a division of Hillenbrand Industries, Batesville, Indiana (HB-NYSE). Mr. Large has held upper management positions in sales and marketing with Hillenbrand, as well as Biomet Corp. (BMET-NASDAQ), OEC Co., and AHS Corp. Mr. Large holds a Bachelor of Business Management degree from Baldwin - Wallace College, Berea, Ohio and attended New England School of Law, Boston, Massachusetts and Western New England School of Law, Springfield, Massachusetts.

Allen Sajedi has served as Vice President and Chief Technical Officer since 2002 and as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor’s Degree in Mechanical Engineering from McGill University, Montreal, Canada.

Wendelin K. J. Scharbach, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company’s principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Scharbach was Managing Director of CATS GmbH. Mr. Scharbach holds a Bachelor´s degree in Mechanical Engineering from Fridriciana University, Karlsruhe, Germany.

Siegfried K. Buss, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company’s principal subsidiary in Europe, has served as Co-managing Director of FARO Europe since May 1998. Prior to that Mr. Buss was Managing Director of CATS GmbH.

Item 2.  Properties.

The Americas
The Company's headquarters are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. This facility houses the Company’s U.S. production, research and development, administrative staff and customer service/application operations. The Company’s U.S. sales and marketing headquarters is in a leased building in Lake Mary, Florida consisting approximately 8,200 square feet. Additionally, the Company has a leased facility consisting of 20,800 square feet located in Kennett Square, Pennsylvania containing research and development and manufacturing operations of the laser tracker product lines.

Europe/Africa
The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 19,500 square feet. This facility houses the administration, sales, marketing and service management personnel for the Company’s European operations. Additionally the Company has a leased facility consisting of 15,930 square feet located in Schaffhausen, Switzerland containing manufacturing operations for the Company’s products, which are shipped to customers in Europe, Africa and Asia.

Asia/Pacific
The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing 5,200 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing 11,500 square feet for sales, marketing and service operations.

The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.

The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 attached hereto.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business. The Company is subject to various claims and contingencies related to lawsuits arising out of the normal course of business. The Company believes that the ultimate outcome of any pending legal proceeding, even if the outcome were unfavorable to the Company, is not likely to have a materially adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of calendar 2004.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

The Company’s common stock, par value $.001 per share, began trading on the NASDAQ Stock Market in September 1997 under the symbol FARO. Before that date, there was no established public trading market for the common stock. The following table sets forth the high and low sale price of the Company’s common stock for its two most recent fiscal years:

	2004		2003
	High	Low	High	Low
First Quarter	33.23	20.27	3.31	1.91
Second Quarter	27.89	17.63	7.72	3.12
Third Quarter	24.60	18.62	13.53	6.67
Fourth Quarter	31.85	20.55	30.20	12.10

The Company has not paid any cash dividends on its common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of March 10, 2005, the last sale price of the Company’s common stock was $22.85, and there were approximately 77 holders of record of common stock. The Company believes that there are approximately 1,300 beneficial owners of its common stock.

On November 12, 2003, the Company sold 1,158,000 shares of its common stock, and two of the Company’s founders sold 772,000 shares of the Company’s common stock to institutional investors in a private placement that was not registered under the Securities Act of 1933. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million and $16.6 million to the Company and the co-founders, respectively. The purchasers of the shares sold in the transaction were 31 institutional investors. Robert W. Baird & Co. served as the placement agent for the transaction, and received a fee equal to $2,489,700, or 6% of the aggregate sales proceeds. The Company also reimbursed Robert W. Baird & Co. for $50,000 in expenses incurred in connection with the transaction. The private placement transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof and Rule 506 under Regulation D promulgated by the Securities and Exchange Commission there under. These exemptions were available for the private placement transaction on the basis that the transaction did not involve a public offering and satisfied each of the criteria under Rule 506 of Regulation D.

Item 6.  Selected Financial Data.

	Historical - Year ended December 31,

	2004	2003		2002	2001	2000

Statement of Operations Data:

Sales	$97,019,875	$71,785,980		$46,246,372	$36,121,696	$40,912,663

Gross profit	59,996,171	42,265,731		25,136,763	21,817,613	26,164,035

Income (loss) from operations	14,583,832	7,440,135		(2,939,243)	(3,361,610)	(237,350)

Income (loss) before income taxes	15,289,165	9,435,270	(1)	(1,804,831)	(2,506,226)	464,198
Net income (loss)	14,930,874	8,277,740		(2,015,571)	(2,847,964)	39,517
Net income (loss) per common share:
Basic	$1.08	$0.68		$(0.17)	$(0.26)	$-
Diluted	$1.06	$0.64		$(0.17)	$(0.26)	$-
Weighted average common shares outstanding:
Basic	13,833,590	12,181,221		11,853,732	11,032,449	11,021,606
Diluted	14,023,159	12,845,992		11,853,732	11,032,449	11,094,144

	Historical - Year ended December 31,

	2004	2003		2002	2001	2000

Consolidated Balance Sheet Data:

Working capital	$65,687,143	$51,368,302		$18,338,541	$22,303,204	$23,672,736
Total assets	105,078,361	81,913,888		45,194,780	39,654,124	44,699,274
Total debt	249,410	107,234		1,556,125	80,626	66,657
Total shareholders’ equity	89,158,561	68,921,099		33,383,649	32,336,461	35,955,453

(1) Includes a favorable legal settlement of $1.1 million in other income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

We design, develop, market and support portable, software-driven, 3-D measurement systems that are used in a broad range of manufacturing and industrial applications. Our principal products are the Faro Arm and Faro Gage articulated arm measuring devices, the Faro Laser Tracker, a laser-based measuring device, and their companion CAM2 software, which provide for CAD-based inspection and factory-level statistical process control. In the first half of 2004, we introduced a new non-contact laser probe option for the Faro Arm. When sold together, this combination of the Faro Arm and its laser probe option is called the Faro Scan Arm. Together, all of these products integrate the measurement and quality inspection function with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our products bring precision measurement, quality inspection and specification conformance capabilities, integrated with leading CAD software, to the factory floor. We are a pioneer in the development and marketing of 3-D measurement technology in manufacturing and industrial applications and currently hold 39 patents. Our products have been purchased by more than 3,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Siemens and Volkswagen among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in the fourth quarter of 2004. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In 2004 43.0% of our sales were in the Americas compared to 52.7% in 2003, 44.4% were in the Europe/Africa region compared to 38.6% in 2003 and 12.6% were in the Asia/Pacific region, compared to 8.7% in 2003 (see also Note 20 Geographic Data to the financial statements below). Although we expect variations in the percentage of our sales in the Asia/Pacific region from quarter to quarter going forward, we generally expect higher percentage sales growth in the Asia/Pacific region than the other regions in 2005 and 2006 as a result of our new sales offices in China, India and South Korea, and the addition of sales personnel and the opening of a service center in our Japan office. We also expect to open an Asia/Pacific regional headquarters in Singapore in 2005.

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage and Faro Laser Tracker 3-D measurement equipment, and its related multi-faceted CAM2 software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties proportionately, in the same manner as costs are incurred for such revenues. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology. Royalties from licensing agreements were $817,000, $601,000 and $990,000 in 2004, 2003 and 2002, respectively.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We expect to begin complete production of the Faro Laser Tracker product in our Swiss plant in 2005. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2006.

Cost of sales consists primarily of material, production overhead and labor. Since our IPO in 1997, annual gross margin has been in the range of 54%-64% of sales. We have established a goal of maintaining target full year ranges in 2005 for gross margin between 59% and 62% and operating margin between 14.5% and 18.5%. Gross margin for fiscal 2004 was within that range at 61.8%, although gross margin for the fourth quarter of 2004 was below that range at 58.0% partly as a result of a higher proportion of sales coming from demonstration equipment which carry lower margins.

Selling expenses as a percentage of sales grew slightly in 2004 to 26.7% compared to 25.6% in 2003. The higher percentage in 2004 was due to the addition of new sales personnel in the Asia/Pacific region resulting in higher costs while the additional sales people become fully trained and productive. We have established a goal of maintaining selling expenses as a percentage of sales at 25%.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. General and administrative expenses were higher in the second half of 2004 due in part to an increase in professional and legal expenses of approximately $670,000 directly related to our compliance with Sarbanes-Oxley section 404 regarding internal controls and procedures. We expect this amount to be approximately $500,000 in 2005. Notwithstanding the expected higher ongoing costs of compliance with new laws and regulations governing public companies in the United States, we expect general and administrative expenses to gradually drop to approximately 10% of sales as higher sales should not require a proportionate increase in these expenses. Research and development expenses represent salaries, equipment and third-party services. We have a commitment to support ongoing research and development and intend to continue to fund these efforts at the level of 5-7% of sales going forward.

We expect to incur expenses of approximately $2 million in 2005 as calculated under the Black-Scholes method of FAS 123, related to our expected adoption of FAS 123(R) for the expensing of stock options. We are investigating other valuation methods for these expenses prior to our adoption of FAS 123(R). These expenses will be apportioned according to the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

In 2003 and 2004 we have been able to use previously reserved net operating loss carry-forwards, which have reduced our effective tax rate to 12.3% in 2003 and 2.3% in 2004. We have also received a favorable permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. We are not providing deferred tax assets on temporary differences scheduled to reverse after the commitment period because all of its earnings are included in the current tax provision. By the second quarter of 2005 we expect that approximately 60% of our total shipments will come from the Swiss plant. These shipments will be to Europe/Africa and the Asia/Pacific regions. As a result we expect the blended (consolidated) tax rate to be 20% for 2005, and this could fluctuate depending upon, among other things, our ability to use more previously reserved net operating loss carry-forwards and the amount of our sales in Europe and shipments from our Swiss plant. See "Critical Accounting Policies - Income Taxes" below.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in 2004 or 2003.

We have had ten consecutive profitable quarters through December 31, 2004. This followed a period of losses in 2001 and the first half of 2002, which resulted from an economic slowdown in manufacturing in 2001, and expenses arising from the acquisition in January 2002 of SpatialMetriX Corporation (SMX). Our sales growth and return to profitability since then was a result of a number of factors including the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount in 2004, 2003 and 2002 was 167, 120, and 106, respectively.

In the third quarter of 2003 the Company recorded approximately $1.1 million in other income as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

On November 12, 2003, we sold 1,158,000 shares of common stock to certain institutional investors in a private placement. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million. This transaction significantly increased our cash available for a variety of potential uses including working capital, acquisitions, capital expenditures and our ongoing international expansion. See also “Liquidity and Capital Resources”.

Results of Operations

The following table sets forth for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Year ended December 31,
	2004	2003	2002
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of Sales	38.2%	41.1%	45.6%

Gross profit	61.8%	58.9%	54.4%
Operating expenses:
Selling	26.7%	25.6%	30.0%
General and administrative	12.1%	13.7%	17.0%
Depreciation and amortization	2.4%	3.0%	5.0%
Research and development	5.6%	6.3%	8.7%
Total operating expenses	46.8%	48.5%	60.7%
Income (loss) from operations	15.0%	10.4%	(6.3)%
Interest income	0.4%	0.1%	1.2%
Other income, net	0.4%	2.7%	1.3%
Interest expense	0.0%	(0.1)%	(0.1)%
Income (loss) before income taxes	15.8%	13.1%	(3.9)%
Income tax expense	0.4%	1.6%	0.5%
Net income (loss)	15.4%	11.5%	(4.4)%

2004 Compared to 2003

Sales.   Sales increased $25.2 million or 35.1% from $71.8 million for the year ended December 31, 2003 to $97.0 million for year ended December 31, 2004. This increase resulted from higher unit sales of the Faro Arm, Faro Laser Tracker and Faro Gage products, and an overall increase in headcount in sales and marketing of 47, or 39.2% from 120 in 2003 to 167 in 2004. Geographically, sales increased $3.8 million or 10.0% in the Americas, $15.4 million or 55.6% in Europe/Africa, and $6.0 million or 96.8% in the Asia/Pacific region. Our sales growth is driven to a large extent by the growth in the number of sales people we have. We expect that new sales people will have a learning curve of 3-6 months before they are fully functional. In 2004 our sales and marketing headcount increased 23% from 44 to 54 in the Americas, 13% from 67 to 76 in Europe /Africa, and 311% from 9 to 37 in the Asia/Pacific region.

Gross profit.   Gross profit increased $17.7 million or 41.8% from $42.3 million for the year ended December 31, 2003 to $60.0 million for the year ended December 31, 2004. Gross margin increased from 58.9% for the year ended December 31, 2003 to 61.8% for the year ended December 31, 2004 due to reduced price discounts, reduced service costs as a percentage of sales from 9.0% in 2003 to 8.5% in 2004, as a result of improvements in product quality and efficiencies in production.

Selling expenses.   Selling expenses increased by $7.6 million or 41.5%, from $18.3 million for the year ended December 31, 2003 to $25.9 million for the year ended December 31, 2004. This increase was a result of higher commissions of $3.0 million, higher salaries and bonuses of $2.5 million, higher product demonstration costs of $1.2 million and higher marketing costs of $0.9 million. As a percentage of sales, selling expenses increased to 26.7% of sales in 2004 from 25.6% in 2003.

General and administrative expenses.   General and administrative expenses increased by $1.9 million or 19.4% from $9.8 million for the year ended December 31, 2003 to $11.7 million for the year ended December 31, 2004. This increase was due to higher salaries and bonuses of $1.4 million, higher professional and legal fees of $787,000 and higher facilities and rent of $349,000, partially offset by reduced stock option expense of $441,000. General and administrative expenses as percentage of sales fell to 12.1% of sales in 2004 from 13.7% of sales in 2003. In filings prior to Form 10-Q for the third quarter of 2004 we represented the cost of employee stock options as a separate line item in our consolidated statements of operations. In accordance with SEC Regulation S-X we have eliminated the separate line item for all periods presented, and have included the cost of employee stock options in the appropriate expense category, according to each employee’s function. Virtually all of the employees who had stock options that gave rise to an expense were in administration. As a result, the $9.8 million in general and administration expenses for 2003 reported above is higher than the $9.1 million previously reported in our Form 10-K for 2003 by $0.7 million in employee stock option expense in 2003.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $220,000 or 10.5% from $2.1 million for the year ended December 31, 2003 to $2.3 million in 2004, due to an increase in depreciation of new equipment and capital leases.

Research and development expenses.   Research and development expenses increased by $910,000 or 20.2% from $4.5 million for the year ended December 31, 2003 to $5.4 million for the year ended December 31, 2004. This was due to an increase in salaries and bonuses of $660,000 and an increase in external services and other project expenses of $250,000. Research and development expenses as a percentage of sales were 5.6% in 2004 compared to 6.3% in 2003.

Interest income / expense.   Interest income increased by $274,000 or 334% from $82,000 for the year ended December 31, 2003 to $356,000 for the year ended December 31, 2004 primarily from an increase in investments in 2004 related to the proceeds from the Company’s sale of stock in November 2003 (see also Overview above and Liquidity and Capital Resources below). Interest expense decreased by $34,000 from $46,000 for the year ended December 31, 2003 to $12,000 for the year ended December 31, 2004 (See Liquidity and Capital Resources below).

Other income, net.  Other income, net decreased by $1.6 million from $2.0 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004. This decrease was primarily due to a settlement of litigation with the former shareholders of SMX for $1.1 million in 2003 (see also Note 2 - Acquisition) and a reduction in foreign exchange gains of $153,000 in 2004.

Income tax expense.   Income tax expense decreased $0.8 million from $1.2 million for the year ended December 31, 2003 to $358,000 for the year ended December 31, 2004. The effective tax rate in 2004 was 2.3% of income before income tax compared to 12.3% in 2003. The primary reason for the lower than expected tax rate was the tax benefit attributable to a reduction in the valuation allowance of approximately $3.2 million. Of that reduction, $1.5 million relates to usage of “net operating losses” in foreign jurisdictions and $1.7 million of the reduction in the valuation allowance relates to the partial release of the valuation allowance taken in the fourth quarter on foreign deferred tax assets which the Company now believes are more likely than not to be realized. The Company determined that the amount of deferred tax assets relating to the net operating loss carryforwards of foreign subsidiaries was understated by approximately $3.7 million at December 31, 2003. As these net operating loss carryforwards were fully reserved at December 31, 2003 by a valuation allowance, there is no income statement or balance sheet impact to be recognized for 2003. The Company has $5.0 million in net deferred tax assets remaining, which will more likely than not be realized in 2005 and thereafter if the Company remains consistently profitable (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $2.4 million for the income tax benefit received from the exercise of unqualified stock options by employees.

Net income (loss). Net income increased $6.6 million or 79.5% from $8.3 million for the year ended December 31, 2003 to $14.9 million for the year ended December 31, 2004 as a result of the factors described above.

2003 Compared to 2002

Sales.    Sales increased $25.6 million or 55.4% from $46.2 million for the year ended December 31, 2002 to $71.8 million for year ended December 31, 2003. The increase resulted from higher unit sales of the Faro Arm and Laser Tracker products, an increase in headcount in sales and marketing from 106 in 2002 to 120 in 2003 and from a 15% average price increase on existing products on January 1, 2003. Geographically, sales increased $15.4 million or 68.5% in the Americas, $9.2 million or 49.8% in Europe/Africa and $0.9 million or 17.8% in the Asia/Pacific region.

Gross profit.    Gross profit increased by $17.1 million or 68.1% from $25.1 million for the year ended December 31, 2002 to $42.2 million for the year ended December 31, 2003. Gross margin percentage increased from 54.4% for the year ended December 31, 2002 to 58.9% for the year ended December 31, 2003 due to higher selling prices and efficiencies in the Faro Laser Tracker manufacturing plant output.

Selling expenses.    Selling expenses increased by $4.4 million or 31.7% from $13.9 million for the year ended December 31, 2002 to $18.3 million for the year ended December 31, 2003. This increase was a result of increased sales head count and higher commissions due to higher sales. As a percentage of sales, selling expenses dropped to 25.6% of sales in 2003 from 30.0% in 2002.

General and administrative expenses.    General and administrative expenses increased by $1.9 million or 24.1% from $7.9 million for the year ended December 31, 2002 to $9.8 million for the year ended December 31, 2003. The increase was primarily due to the increase in professional and legal fees, stock option expense, service charges and network costs. General and administrative expenses as a percentage of sales fell to 13.7% of the sales in 2003 from 17.0% of the sales in 2002.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $149,000 or 6.5% from $2.3 million for the year ended December 31, 2002 to $2.1 million in 2003 due to a reduction in amortization of existing product technology of $374,000, offset by an increase of $225,000 in depreciation of new equipment.

 Research and development expenses.    Research and development expenses increased by $497,000 or 12.4% from $4.0 million for the year ended December 31, 2002 to $4.5 million for the year ended December 31, 2003 due primarily to the increased subcontractor costs and materials. The Company has a commitment to spend at least 5% of sales on research and development.

Interest income / expense.    Interest income decreased by $479,000 or 85.4% from $561,000 for the year ended December 31, 2002 to $82,000 for the year ended December 31, 2003 primarily from lower average investments and lower interest rates in 2003. Interest expense increased by $18,000 from $28,000 for the year ended December 31, 2002 to $46,000 for the year ended December 31, 2003 due to increased use of a credit line (See Liquidity and Capital Resources below).

Other income.   Other income, net increased by $1.4 million from $601,000 for the year ended December 31, 2002 to $2.0 million for the year ended December 31, 2003 due primarily to the settlement of litigation with the former shareholders of SMX for $1.1 million. (See also Note 2-Acquisition).

Income tax expense.    Income tax expense increased by $947,000 from $211,000 for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003. The effective tax rate in 2003 was 12.3% of income before income tax. The primary reason for the relatively low tax rate was a reduction in the valuation allowance of approximately $4.0 million. Of that reduction, $2.8 million relates to usage of net operating losses in foreign jurisdictions and $1.2 million of the reduction in valuation allowance relates to domestic assets for which the Company now believes are more likely than not to be realized. The Company has $1.7 million in deferred tax assets remaining, which may be recognized in 2004 if the Company remains consistently profitable. (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $1.4 million for the income tax benefit received from the exercise of unqualified stock options by employees.

Net income (loss). The results from operations increased by $10.3 million from a loss of $2.0 million for the year ended December 31, 2002 to $8.3 million for the year ended December 31, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company had financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million). On November 12, 2003 the Company along with the Company's two co-founders completed a $41.5 million private placement of its common stock with various institutional investors. Under the terms of the agreement, the Company agreed to sell 1,158,000 shares, or approximately 8% of total shares outstanding, and the two co-founders of the Company, Simon Raab and Gregory Fraser, agreed to sell 772,000 shares, or approximately 20% of their holdings, in the aggregate. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million and $16.6 million to the Company and the co-founders, respectively.

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. This agreement was renewed and is due to mature on August 31, 2005. The facility bears an interest rate at LIBOR plus 1.75%. The Company has not drawn on this line of credit.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

For the year ended December 31, 2004, net cash provided by operating activities was $7.3 million compared to $4.7 million in 2003. The $2.6 million increase reflects growth in net income of $6.6 million, an increase in income tax benefit from exercise of stock options of $1.0 million and the absence of $1.1 million in other income realized in Company stock in the settlement of the SMX litigation in 2003, partially offset by increases in accounts receivable of $4.6 million, and deferred income tax benefit of $1.6 million.

Net cash used by investing activities for the year ended December 31, 2004 was $9.9 million, compared to $15.2 million in 2003 primarily due to a reduction in net investment purchases of $7.8 million.

Net cash provided by financing activities for the year ended December 31, 2004 was $1.1 million compared to $23.0 million in 2003 due to a reduction in the proceeds from issuance of stock of $23.2 million.

We believe that our working capital, together with anticipated cash flow from our operations, will be sufficient to fund our long-term liquidity requirements.

 Contractual Obligations and Commercial Commitments

The Company is party to capital leases on automotive and other equipment with an initial term of 36 to 60 months and other non-cancelable operating leases, including leases with related parties that expire on or before 2009. These obligations are presented below as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital lease obligations	$249,410	$103,713	$145,697	$-	$-
Operating lease obligations	3,536,365	1,548,116	1,534,092	454,157	-
Purchase obligations	4,356,498	4,356,498	-	-	-
Total	$8,142,273	$6,008,327	$1,679,789	$454,157	$-

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. We do not have any long-term commitments for purchases.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing  the allowance for obsolete and slow-moving inventory, the allowance for doubtful accounts, income tax, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

The Reserve for Obsolescence

Since the amount of inventoriable cost that we will truly recoup through sales cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Accordingly, a reserve in an amount equal to 100% of the average cost of such inventory is recorded in order to reduce the carrying value to net realizable value.

The Allowance for Doubtful Accounts

We perform ongoing evaluations of our customers and adjust their credit ratings accordingly. We continuously monitor collections and payments from our customers and maintain an allowance for un-collectible amounts based on its historical experience and any other issues it has identified. While such credit losses have historically been within its expectations, we cannot guarantee this will continue in the future.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes” (SFAS 109), we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world. In 2003 the Company began to manufacture its products in Switzerland, where it has received a permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The Company does not provide deferred tax assets on temporary differences scheduled to reverse after the commitment period because all of its earnings are included in the current tax provision. Approximately 60% of all finished goods shipments come from the Swiss plant, with the balance coming from the Company’s manufacturing facilities located in the United States.

Significant judgment is required in determine our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS 5, “Accounting for loss contingencies”. Some of the uncertainties arise as a result of inter-company arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities.

The Reserve for Warranties

The Company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company reevaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of machines remaining under warranty and the remaining number of months each machine will be under warranty. While such expenses have historically been within its expectations, we cannot guarantee this will continue in the future.

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has a five-year renewal option. Base rent under the lease was $398,000 for 2004, 2003 and 2002. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics Consumer Price Index for all Urban Consumers.

In May 1998, the Company acquired CATS GmbH, a German company (CATS). On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million (The Loans). The Loans outstanding were for a term of three years, at an interest rate of approximately 4.7%, and granted the borrowers an option to extend the term for an additional three years. The loans were repaid to the Company in 2003.

The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company’s financial advisor in connection with the Company’s acquisition in January 2002 of SMX. Stephen R. Cole, one of the Company’s directors and member of the Audit Committee, is the founding partner and president of Cole & Partners. The Company paid Cole & Partners total fees of $450,000 for its services, of which the final payment of $300,000 was paid in 2002. No fees were paid to Cole & Partners in 2004 or 2003.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2005.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued and subsequently revised in December of 2003, FIN 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of ARB No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46(R) deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In light of current proposed changes to FIN 46, we are continuing our assessment to determine whether we are party to any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150,“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123 to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $1.2 million using the Black-Scholes option pricing model. We expect to incur expenses of approximately $2 million in 2005 as calculated  under the Black-Scholes method of SFAS 123, related to our expected  adoption of  SFAS No. 123(R) for the expensing of stock options. We are investigating other valuation methods for these expenses prior to our adoption of SFAS 123(R).

Cautionary Statements

 We discuss expectations regarding our future performance and make other forward-looking statements in our annual and quarterly reports, press releases and other written and oral statements. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. The following discussion of risks and uncertainties which is not exclusive, highlights some important factors to consider when evaluating our trends and future results.

Our customers' buying process for our products is highly decentralized, and therefore, it typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.

Our success will depend, in part, on our ability to further penetrate our customer base. During 2004, 52.7% of our revenue was attributable to sales to our existing customers, compared to 54.6% in 2003. If we are not able to continue to penetrate our existing customer base, our sales growth will be impaired. Most of our customers have a decentralized buying process for measurement devices. Thus, we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customers manufacturing facilities or for a specific product line within a manufacturing facility. We cannot be certain that we will be able to maintain or increase the amount of sales to our existing customers.

Others may develop products that make our products obsolete or less competitive.

 The CAM2 market is emerging and could be characterized by rapid technological change. Others may develop new or improved products, processes or technologies that may make our products obsolete or less competitive. We cannot assure you that we will be able to adapt to evolving markets and technologies or maintain our technological advantage.

Our success will depend, in part, on our ability to maintain our technological advantage by developing new products and applications and enhancing our existing products. Developing new products and applications and enhancing our existing products can be complex and time-consuming and will require substantial investment by us. Significant delays in new product releases or difficulties in developing new products could adversely affect our revenues and results of operations. Because our customers are concentrated in a few industries, a reduction in sales to any one of these industries could cause a significant decline in our revenues.

An economic slowdown in manufacturing will affect our growth and profitability.

 Approximately 75% of our sales are to manufacturers in the automotive, aerospace and heavy equipment industries. We are dependent upon the continued growth, viability and financial stability of our customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on our revenues and results of operations. In addition, the volume of orders from our customers and the prices of our products may be adversely impacted by decreases in capital spending by a significant portion of our customers during recessionary periods. In addition, we generate significant accounts receivable in connection with providing products and services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay for the products provided by us, our operating results and financial condition would be adversely affected.

The potential size and growth of the CAM2 market could be less than we anticipate.

 Because the CAM2 market is emerging, the potential size and growth of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand at least as quickly as we anticipate, we will not be able to continue our sales growth, which will affect our profitability.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could adversely affect our revenues.

 Our success depends in large part on our ability to obtain and maintain patent and other proprietary right protection for our processes and products in the United States and other countries. We also rely upon trade secrets, technical know-how and continuing inventions to maintain our competitive position. We seek to protect our technology and trade secrets, in part, by confidentiality agreements with our employees and contractors. Our employees may breach these agreements or our trade secrets may otherwise become known or be independently discovered by inventors. If we are unable to obtain or maintain protection of our patents, trade secrets and other proprietary rights, we may not be able to prevent third parties from using our proprietary rights.

Our patent protection involves complex legal and technical questions. Our patents may be challenged, narrowed, invalidated or circumvented. We may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary processes and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money and could otherwise adversely affect our business.

Claims from others that we infringe their intellectual property rights may adversely affect our operations.

From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products or require us to pay damages. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel.

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future as a result of:

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in technologies and new products;

•	our effective tax rate;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	our success in expanding our sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	fluctuations in revenue without proportionate adjustments in fixed costs;

•	the efficiencies achieved in managing inventories and fixed assets; and

•	adverse changes in the manufacturing industry and general economic conditions.

 Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future.

The CAM2 market is an emerging market and our growth depends on the ability of our products to attain broad market acceptance.

The CAM2 market is in an early stage of adoption. The market for traditional fixed-base CMMs, check fixtures, and other handheld measurement tools is mature. Part of our strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance of our products requires significant effort to convince manufacturers to reevaluate their historical measurement procedures and methodologies.

We market four closely interdependent products (Faro Arm, Scan Arm, Faro Laser Tracker and Faro Gage) and related software for use in measurement and inspection applications. Substantially all our revenues are currently derived from sales of these products and software and we plan to continue our business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, our financial performance will depend in large part on portable, computer-based measurement and inspection products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

We compete with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than us and may develop products or technologies that will directly compete with us.

Our portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms and laser tracker products, consists of fixed-base CMMs, check fixtures, and handheld measurement tools. The broad market for measurement devices is highly competitive. In the Faro Gage product line, manufacturers of handheld measurement tools and fixed-base CMMs include a significant number of well-established companies that are substantially larger and possess substantially greater financial, technical and marketing resources than we possess. In the Faro Arm product line, we compete with Hexagon Metrology, who is significantly larger than us. In the Faro Laser Tracker product line, we compete primarily with Leica Geosystems, who is significantly larger than us. We will be required to make continued investments in technology and product development to maintain our technological advantage over our competition. We cannot assure you that we will have sufficient resources to make additional investments in technology and product development or that our product development efforts will allow us to successfully compete as the industry evolves.

Our competitors may develop products or technologies that directly compete with us. For example, fixed-base CMM manufacturers are introducing CAD-based inspection software in response to the trend toward CAD-based factory floor metrology. In addition, some fixed-base CMM manufacturers are miniaturizing and increasing the mobility of their conventional CMMs. These companies may continue to alter their products and devote resources to the development and marketing of additional products that compete with ours.

We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.

Since 2000, we have derived approximately 50% of our sales from international operations. We opened a manufacturing facility in Schaffhausen, Switzerland in 2003 and have regional sales offices in Germany, France, Spain, Italy, Japan, China, India, South Korea and the United Kingdom. Should trade relations between the United States and China deteriorate, our ability to transfer products between China and other regions of the world, including the United States, Asia and Europe could be significantly impaired and our results of operations would suffer. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. Our international operations may be subject to a number of risks including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers;

•	governmental restrictions on the transfer of funds to us from our operations outside the United States;

•	burdens of complying with a wide variety of foreign laws and labor practices; and

•	fluctuations in currency exchange rates, which could affect local payroll utility and other expenses.

Several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In addition, during 1997 and 1998 several Asian countries, including Japan, experienced severe currency fluctuation and economic deflation. If such situations reoccur or occur in other regions where we operate, it may negatively impact our sales and our ability to collect payments from customers in these regions.

We rely to a large extent on the experience and management ability of our senior executive officers.

 Our success will depend, in part, on the services of our founders, Simon Raab, our Chief Executive Officer, and Gregory Fraser, our Executive Vice President, Secretary and Treasurer, and Jay Freeland, our President and Chief Operating Officer, who was hired in November 2004, and our Chief Financial Officer, Barbara Smith, who was hired in February 2005. The loss or interruption of the continued full-time services of these executives could have a material adverse effect on us. We do not have employment agreements with these executives.

We may not be able to identify, consummate or achieve expected benefits from acquisitions.

We have completed two significant acquisitions since our initial public offering in 1997. We intend to pursue access to additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In the past we have used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively.

 Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies' sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties including:

•	the inability to assimilate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be located in diverse geographic regions);

•	the inability to maintain uniform standards, controls, procedures and policies;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.

We cannot assure you that we will be able to integrate successfully any acquisitions, that any acquired companies will operate profitably or that we will realize the expected benefits from any acquisition.

We may face difficulties managing growth.

Our growth has placed significant demands on our management and operations and financial resources. If our business continues to grow rapidly in the future, we expect it to result in:

•	increased responsibility for existing and new management personnel; and

•	incremental strain on our operations and financial and management systems.

Our success under such conditions will depend to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be harmed.

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

The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control, including:

•	developments in the industries in which we operate;

•	actual or anticipated variations in quarterly or annual operating results;

•	speculation in the press or investment community; and

•	announcements of technological innovations or new products by us or our competitors.

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

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors control a significant percentage of our common stock and these shareholders may take actions that are adverse to your interests.

Our two co-founders, Simon Raab and Gregory Fraser, beneficially own approximately 19.24% of our common stock. As a result, these shareholders, acting together, can significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Anti-takeover provisions in our articles of incorporation, our bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.

Our articles of incorporation, our bylaws and provisions of Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

•	a limitation on shareholders' ability to call a special meeting of our shareholders;

•	advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings;

•	our classified board of directors, which means that approximately one-third of our directors are elected each year; and

•	the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

The provisions described above could delay or make more difficult transactions involving a change in control of us, or our management.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, a slight majority of the Company’s revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of the Company’s non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase further.

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2004.

Item 8.  Financial Statements and Supplementary Data.

Page

Reports of Independent Registered Public Accounting Firms	33 to 34

Consolidated Balance Sheets as of December 31, 2004 and 2003	35

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	36

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	37

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	38

Notes to the Consolidated Financial Statements	39 to 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of FARO Technologies, Inc. (a Florida Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FARO Technologies, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated Mach 14, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Orlando, Florida
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of FARO Technologies, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FARO Technologies, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As described in Note 7 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, effective January 1, 2002.

/s/ ERNST & YOUNG LLP
Orlando, Florida
February 20, 2004

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$16,357,235	$17,424,901
Short-term investments	22,485,000	16,037,208
Accounts receivable, net of allowance for doubtful accounts of $338,740 and $254,915, respectively	22,484,008	16,312,978
Inventories	16,377,770	12,270,527
Deferred tax asset, net	744,383	564,841
Prepaid expenses and other current assets	2,538,497	1,465,690
Total current assets	80,986,893	64,076,145
Property and Equipment:
Machinery and equipment	4,351,642	5,612,391
Furniture and fixtures	2,393,855	2,552,766
Leasehold improvements	910,566	626,858
Property and equipment at cost	7,656,063	8,792,015
Less: accumulated depreciation and amortization	(3,641,237)	(6,038,658)
Property and equipment, net	4,014,826	2,753,357
Goodwill	8,076,590	8,001,340
Intangible assets	3,567,528	3,438,035
Service Inventory	4,159,087	2,501,265
Deferred tax asset, net	4,273,437	1,143,746
Total Assets	$105,078,361	$81,913,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,735,653	$4,713,512
Accrued liabilities	7,251,908	4,776,778
Income taxes payable	104,373	605,456
Current portion of unearned service revenues	2,663,484	2,206,167
Customer deposits	440,619	363,346
Current portion of obligations under capital leases	103,713	42,584
Total current liabilities	15,299,750	12,707,843
Unearned service revenues - less current portion	474,353	220,296
Obligations under capital leases - less current portion	145,697	64,650
Total Liabilities	15,919,800	12,992,789

Commitments and Contingencies - See Note 16

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,004,092 and 13,518,998 issued; 13,964,092 and 13,478,998 outstanding, respectively	14,004	13,519
Additional paid-in-capital	78,282,150	75,133,219
Deferred compensation	505,213	(226,954)
Retained earnings (accumulated deficit)	9,076,945	(5,853,929)
Accumulated other comprehensive income	1,430,874	5,869
Common stock in treasury, at cost - 40,000 shares	(150,625)	(150,625)
Total shareholders' equity	89,158,561	68,921,099
Total Liabilities and Shareholders' Equity	$105,078,361	$81,913,888

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years ended December 31,

	2004	2003	2002

SALES	$97,019,875	$71,785,980	$46,246,372

COST OF SALES (exclusive of depreciation and amortization, shown separately below)	37,023,704	29,520,249	21,109,609

Gross profit	59,996,171	42,265,731	25,136,763

OPERATING EXPENSES:
Selling	25,886,482	18,341,409	13,891,917
General and administrative	11,745,313	9,834,690	7,882,864
Depreciation and amortization	2,339,496	2,119,030	2,267,763
Research and development	5,441,048	4,530,467	4,033,462

Total operating expenses	45,412,339	34,825,596	28,076,006

INCOME (LOSS) FROM OPERATIONS	14,583,832	7,440,135	(2,939,243)

OTHER INCOME (EXPENSE)
Interest income	355,682	81,680	561,112
Other income, net	361,719	1,959,806	601,336
Interest expense	(12,068)	(46,351)	(28,036)

INCOME (LOSS) BEFORE INCOME TAX	15,289,165	9,435,270	(1,804,831)
INCOME TAX EXPENSE	358,291	1,157,530	210,740

NET INCOME (LOSS)	$14,930,874	$8,277,740	$(2,015,571)

NET INCOME (LOSS) PER SHARE - BASIC	$1.08	$0.68	$(0.17)

NET INCOME (LOSS) PER SHARE - DILUTED	$1.06	$0.64	$(0.17)

Weighted average shares - Basic	13,833,590	12,181,221	11,853,732

Weighted average shares - Diluted	14,023,159	12,845,992	11,853,732

The accompanying notes are an integral part of these consolidated financial statements.

 FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Retained	Accumulated
			Additional		Earnings	Other	Common
	Common Stock		Paid-in	Deferred	(Accumulated	Comprehensive	Stock in
	Shares	Amounts	Capital	Compensation	Deficit)	(Loss) Income	Treasury	Total

BALANCE DECEMBER 31, 2001	11,075,252	$11,075	$47,704,087	$(109,000)	$(12,116,098)	$(3,002,978)	$(150,625)	$32,336,461
Net loss					(2,015,571)			(2,015,571)
Currency translation adjustment						1,209,209		1,209,209
Comprehensive loss								(806,362)
Options subject to variable accounting			(84,706)	84,706				-
Amortization of unearned compensation				9,526				9,526
Issuance of common stock in connection
with the acquisition of SMX	850,000	850	1,826,650					1,827,500
Issuance of common stock	6,474	7	16,517					16,524

BALANCE DECEMBER 31, 2002	11,931,726	$11,932	$49,462,548	$(14,768)	$(14,131,669)	$(1,793,769)	$(150,625)	$33,383,649
Net income					8,277,740			8,277,740
Currency translation adjustment						1,799,638		1,799,638
Comprehensive income								10,077,378
Options subject to variable accounting			930,710	(930,710)				-
Amortization of unearned compensation				718,524				718,524
Stock options exercised	528,839	529	1,300,509					1,301,038
Settlement of SMX arbitration	(99,567)	(100)	(1,155,873)					(1,155,973)
Tax benefit from employee stock option exercises			1,419,678					1,419,678
Issuance of common stock, net of expenses	1,158,000	1,158	23,175,647					23,176,805

BALANCE DECEMBER 31, 2003	13,518,998	$13,519	$75,133,219	$(226,954)	$(5,853,929)	$5,869	$(150,625)	$68,921,099
Net income					14,930,874			14,930,874
Currency translation adjustment						1,425,005		1,425,005
Comprehensive income								16,355,879
Options subject to variable accounting			(455,139)	455,139				-
Amortization of unearned compensation				277,028				277,028
Stock options exercised	485,512	486	1,171,293					1,171,779
Tax benefit from employee stock option exercises			2,433,673					2,433,673
Cancellation of SMX shares	(418)	(1)	(896)					(897)

BALANCE DECEMBER 31, 2004	14,004,092	$14,004	$78,282,150	$505,213	$9,076,945	$1,430,874	$(150,625)	$89,158,561

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,930,874	$8,277,740	$(2,015,571)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,339,496	2,119,030	2,267,763
Settlement of SMX arbitration received in stock	-	(1,155,973)	-
Provision for bad debts	154,394	140,249	582,463
Foreign currency gains	-	-	(184,027)
Income tax benefit from exercise of stock options	2,433,673	1,419,678	-
Deferred income tax (benefit) expense	(3,308,890)	(1,708,587)	76,418
Employee stock option expense	277,028	718,524	9,526
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,474,260)	(898,460)	(2,514,764)
Income taxes refundable	-	-	545,118
Inventories	(5,353,821)	(4,996,032)	(1,989,635)
Prepaid expenses and other current assets	(1,019,286)	(228,618)	468,205
Increase (decrease) in:
Accounts payable and accrued liabilities	2,138,013	961,070	(1,805,060)
Income taxes payable	(501,973)	(320,730)	106,953
Customer deposits	68,746	244,585	(947,999)
Unearned service revenues	610,711	102,359	404,530
Net cash provided by (used in) operating activities	7,294,705	4,674,835	(4,996,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SMX	-	-	(3,028,615)
Purchases of property and equipment	(2,451,051)	(1,429,809)	(1,287,317)
Payments for intangible assets	(1,003,631)	(867,892)	(810,895)
Proceeds from repayment of notes receivable	-	1,240,210	-
Purchases of short-term investments	(30,390,000)	(15,847,468)	-
Proceeds from short-term investments	23,942,208	1,675,275	5,009,223
Net cash used in investing activities	(9,902,474)	(15,229,684)	(117,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	1,459,647
Payments on line of credit and capital leases	(38,259)	(1,459,205)	(30,889)
Proceeds from issuance of stock, net	1,170,882	24,477,843	16,524
Net cash provided by financing activities	1,132,623	23,018,638	1,445,282

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	407,480	937,498	453,452

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,067,666)	13,401,287	(3,214,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,424,901	4,023,614	7,238,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,357,235	$17,424,901	$4,023,614

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and subsidiaries (collectively the “Company”) develop, manufacture, market and support Computer Aided Design (CAD)-based quality assurance products and CAD-based inspection and statistical process control software. Its principal products include the Faro Arm and Faro Gage, both articulated electromechanical measuring devices, and the Faro Laser Tracker, a multi-axis laser based measuring device. Markets for the Company’s products include automobile, aerospace and heavy equipment manufacturers. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all its subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of accumulated other comprehensive income.

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Also included in the one year warranty is a right to software upgrades. The Company believes that it has appropriately recognized the revenue related to this upgrade right under the provisions of SOP 97-2. Beginning in 2005, the software upgrade rights are no longer included in the one year warranty and must be purchased separately. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized in proportion to maintenance costs projected to be incurred. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end, are estimated as due (based on historical data) and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $14,043,782 and $7,632,836 as of December 31, 2004 and 2003, respectively.

Short-term investments—Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations, and are held at fair value.

Management determines the appropriate classification of its short term investments at the time of the purchase and reevaluates such determinations at each balance sheet date. The Company’s short-term investments are diversified among high credit quality securities in accordance with the Company’s investment policy.

Accounts receivable and related allowance for doubtful accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts which adjusts gross trade accounts receivable to its net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues, and historical write-off percentages. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

Inventories—Inventories are stated at the lower of average cost or net realizable value. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

Property and Equipment—Property and equipment purchases exceeding $1,000 are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery and equipment	2 to 5 years
Furniture and fixtures	3 to 10 years

Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease, not to exceed 7 years.

Depreciation expense was $1,453,103, $1,132,225 and $1,111,095 in 2004, 2003 and 2002, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles— Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Other acquired intangibles principally include core technology, existing product technology and customer relationships that arose in connection with the acquisition of CATS GmbH, a German company (CATS). Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of primarily 3 to 5 years.

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

Income Taxes—Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary items result primarily from loss carryforwards, tax credits, depreciation, amortization, and deferred revenue items. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments and accounts receivable. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

 Earnings Per Share—Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 18.

Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003.

In accordance with SFAS No. 123, the Company has elected to continue to account for its employee stock compensation plans using the intrinsic value based method with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

 Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Years ended December 31,
	2004	2003	2002
Net income (loss), as reported	$14,930,874	$8,277,740	$(2,015,571)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects*	172,866	448,143	9,526
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,358,055)	(317,000)	(386,801)
Pro forma net income (loss)	$13,745,685	$8,408,883	$(2,392,846)

Earnings (loss) per share:
Basic - as reported	$1.08	$0.68	$(0.17)
Basic - pro forma	$0.99	$0.69	$(0.21)
Diluted - as reported	$1.06	$0.64	$(0.17)
Diluted - pro forma	$0.98	$0.65	$(0.21)

*The years ended 2004, 2003, and 2002 assume a tax rate of 37.6%, 37.6%, and 0%, respectively.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

	2004	2003	2002
Risk-free interest rate	2.54% to 3.82%	2.48% to 3.43%	2.51% to 5.13%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	3 - 10 years	3 - 10 years
Stock price volatility	80.54%	74.20%	62.30%

In April 2000, the FASB issued FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” FIN 44 clarifies and modifies APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Long-Lived Assets—Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no financial impact on the results of operations or financial position of the Company.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Exchange Rate Swap Agreement—In September 2002, the Company entered into a foreign exchange rate swap allowing the Company the right to purchase up to $1.8 million at a base rate of 1.0444 Euros per $1.00. Under the agreement, the Company and the bank are to compensate one another based on the exchange rate agreement differential at specified measurement dates. This foreign exchange rate agreement did not qualify for special hedge accounting treatment. Therefore the changes in fair value were included in the determination of earnings.

This foreign exchange rate agreement, set to expire in September 2003, was terminated in December 2002. During the year ended December 31, 2002, the Company recognized a loss of $105,000 related to the change in fair value and the subsequent termination of the foreign exchange rate agreement. This loss is included in other income, net in the accompanying consolidated statements of operations. There was no activity in 2004 or 2003 relating to foreign exchange rate swap agreements.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued and subsequently revised in December of 2003, FIN 46, "Consolidation of Variable Interest Entities." This interpretation of ARB No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46(R) deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In light of current proposed changes to FIN 46, we are continuing our assessment to determine whether we are party to any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. Net income in the financial statements for the period ending December 31, 2004,  would have been reduced by approximately $1.2 million using the Black-Scholes option pricing model as applied under SFAS 123. This amount may change, as management is in the process of assessing the various option pricing models allowed under SFAS No. 123(R).

Reclassification-Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

2. ACQUISITION

On January 16, 2002, the Company acquired SpatialMetriX Corporation (SMX) in exchange for 500,000 shares of FARO common stock and the satisfaction by the Company of certain obligations of SMX. In connection therewith, the Company issued an additional 350,000 shares of FARO common stock and paid $2.0 million in cash to fully satisfy SMX’s obligations to its two lenders. The value attributed to the 500,000 and 350,000 shares of FARO common stock was $1,125,000 and $787,500, respectively based on the market value of the stock on January 16, 2002 represented by the $2.25 closing price of the stock on the NASDAQ stock exchange. The Company also assumed and/or satisfied other obligations of SMX. The transaction was recorded utilizing the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

The final allocation of the purchase price among tangible and intangible assets and liabilities was as follows:

Tangible assets	$3,723,000
Intangible assets:
Purchased technology	1,500,000
Patents and licenses	500,000
Goodwill	7,243,000
Liabilities assumed	(5,778,000)
$7,188,000

The operating results of SMX have been included in the consolidated statements of operations since the date of acquisition. The following unaudited pro-forma results of operations for the year ended December 31, 2002 are presented for informational purposes assuming the Company had owned SMX for the entire year. These unaudited pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted, or the results of operations which may result in the future.

Year ended
December 31, 2002
Revenues	$46,374,076
Net Loss	(2,520,984)
Loss per Share
Basic	$(0.21)
Diluted	$(0.21)

In 2003 the Company recorded approximately $1.1 million in other income, net in the accompanying consolidated statements of operations as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

3.    SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2004	2003	2002

Cash paid for interest	$12,068	$47,276	$22,927
Cash paid for income taxes	356,730	1,525,644	-
Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligations	316,943	60,953	42,376
Issuance of common stock in connection with the
SMX acquisition	-	-	1,827,500
Conversion of SMX notes receivable in connection with the SMX acquisition	-	-	2,875,000
Retirement of fully depreciated property and equipment	4,016,184	-	-

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2004	2003	2002
Balance, beginning of year	$254,915	$851,852	$339,715
Provision	154,394	140,249	582,463
Amounts written off, net of recoveries	(70,569)	(737,186)	(70,326)
Balance, end of year	$338,740	$254,915	$851,852

5. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2004	2003
Corporate bonds	$-	$432,153
Variable Rate Municipal Bonds	22,485,000	15,605,055
	$22,485,000	$16,037,208

The Underlying investments of the Company's variable rate municipal bonds are long term tax-exempt municipal bonds. These variable rate municipal bonds mature every seven days, at which time the interest rate adjusts to current market conditions. As they are available for sale securities, the Company has classified them as short-term investments on the accompanying consolidated balance sheets.

6.    INVENTORIES

Inventories consist of the following:

	December 31,
	2004	2003

Raw materials	$6,620,046	$5,624,061
Work-in-process	427,832	352,104
Finished goods	1,423,592	1,589,759
Sales Demonstration Inventory	8,097,401	4,859,250
Reserve for Obsolescence	(191,101)	(154,647)
Inventory	16,377,770	12,270,527
Service Inventory	4,159,087	2,501,265

Total	$20,536,857	$14,771,792

7.    GOODWILL

The Company’s goodwill at December 31, 2004 and 2003 is related to its acquisition of two previous businesses. The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the reporting unit’s fair value, the Company utilizes gross profit for each reporting unit and a multiple based on industry averages for each reporting unit and compares this against the carrying value. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has two reporting units for which goodwill was tested on December 31, 2004. As of December 31, 2004 and 2003, the Company did not have any goodwill that was identified as impaired. The increase (decrease) in goodwill of $75,250 and ($168,590) in 2004 and 2003, respectively relates entirely to the translation of foreign currency balances.

8.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2004	2003
Amortizable intangible assets:
Existing product technology	$6,615,774	$5,527,108
Patents	2,625,031	2,206,750
Other	5,855,035	5,552,613
Total	15,095,840	13,286,471
Accumulated amortization	(11,778,312)	(10,098,436)
Total amortizable intangible assets, net	3,317,528	3,188,035

Non-amortizable intangible assets:
Customer relationships	250,000	250,000
Intangible assets - net	$3,567,528	$3,438,035

Amortization expense was $886,393, $986,805 and $1,156,668, in 2004, 2003, and 2002, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Amount
2005	$889,507
2006	651,728
2007	342,750
2008	312,914
2009	312,914
Thereafter	1,057,715
$3,567,528

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	December 31,
	2004	2003
Accrued compensation and benefits	$3,046,239	$2,418,110
Accrued warranties	564,744	589,622
Professional and legal fees	929,510	555,875
Other accrued liabilities	2,711,415	1,213,171
	$7,251,908	$4,776,778

Activity related to accrued warranties was as follows:
	December 31,
	2004	2003
Beginning Balance	$589,622	$114,611
Provision for warranty expense	739,771	1,487,961
Warranty expired	(764,649)	(1,012,950)
Ending Balance	$564,744	$589,622

10.    LINE OF CREDIT

The Company has an available line of credit of $5,000,000. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of December 31, 2004 and 2003, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit matures August 31, 2005. There were no amounts outstanding under the line of credit at December 31, 2004 or 2003.

11.    CAPITAL LEASES

Required future payments of obligations under capital leases are as follows:

Capital
Lease
Year ending December 31,	Obligations

2005	$124,322
2006	110,341
2007	31,907
Total future minimum lease payments	266,570
Less - Amounts representing interest	(17,160)
Total obligations	249,410
Less - Current maturities	(103,713)
$145,697

Assets under capital leases were $406,340 and $360,662 at December 31, 2004 and 2003, respectively. Accumulated depreciation under capital leases was $177,630 and $117,571 at December 31, 2004 and 2003, respectively.

12.    RELATED PARTY TRANSACTIONS

Related party lease—The Company leases its plant and office building from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, our Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, with a five-year renewal option. The base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics, Consumer Price Index for all Urban Consumers. Rent expense under this lease was approximately $398,000 in 2004, 2003 and 2002. The Company is evaluating the potential impact of FIN 46(R) on the accounting for the assets subject to this lease.

Related party loans—In May 1998, the Company acquired CATS. On June 20, 2000 the Company and each of the former CATS shareholders entered into an Amended and Restated Loan Agreement pursuant to which the Company granted loans to the former CATS shareholders in the aggregate amount of $1.1 million (The Loans). The Loans outstanding were for a term of three years, at an interest rate of approximately 4.7%, and granted the borrowers an option to extend the term for an additional three years. The loans were repaid to the Company in 2003.

Related party consulting services—The Company engaged Cole & Partners, a mergers and acquisition and corporate finance advisory service firm, to serve as the Company’s financial advisor in connection with the Company’s acquisition in January 2002 of SMX. Stephen R. Cole, one of the Company’s directors and member of the audit committee, is the founding partner and president of Cole & Partners. The Company paid Cole & Partners total fees of approximately $450,000 for its services, of which the final payment of $300,000 was paid in 2002. No fees were paid to Cole & Partners in 2004 or 2003.

13.    OTHER INCOME, NET

Other income, net consists of the following:

	Years ended December 31,
	2004	2003	2002
Foreign exchange gains	$336,734	$489,542	$272,000
Litigation settlement	-	1,155,973	-
Other	24,985	314,291	329,336
Total other income	$361,719	$1,959,806	$601,336

14.    INCOME TAXES

Income (loss) before income taxes consists of the following:

	Years ended December 31,
	2004	2003	2002
Domestic	$5,729,054	$6,455,000	$(1,349,335)
Foreign	9,560,111	2,980,270	(455,496)
Income (Loss) before income taxes	$15,289,165	$9,435,270	$(1,804,831)

The components of the income tax expense (benefit) for income taxes are as follows:

Years ended December 31,
	2004	2003	2002
Current:
Federal	$987,493	$1,535,214	$119,076
State	64,892	100,886	15,244
Foreign	1,316,133	571,561	-
	2,368,518	2,207,661	134,320
Deferred:
Federal	(278,415)	(985,378)	71,708
State	(18,296)	(64,753)	4,712
Foreign	(1,713,516)	-	-
	(2,010,227)	(1,050,131)	76,420
	$358,291	$1,157,530	$210,740

Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 differ from the amount computed by applying the federal statutory corporate rate to income (loss) before income taxes. The differences are reconciled as follows:
	Years ended December 31,
	2004	2003	2002
Tax expense (benefit) at statutory rate of 35%	$5,351,208	$3,302,348	$(510,740)
State income taxes, net of federal benefit	147,141	291,871	(32,078)
Foreign tax rate difference	(1,308,822)	601,931	638,794
Research and development credit	(270,000)	(106,047)	(157,177)
Nondeductible items	33,586	160,612	27,134
Change in valuation allowance	(3,191,047)	(3,973,812)	244,807
Change in foreign tax rate	-	380,627	-
Accrual for tax uncertainties	(403,775)	500,000	-
Total income tax expense	$358,291	$1,157,530	$210,740

The components of the Company’s net deferred income tax asset are as follows:
	December 31,
	2004	2003
Net deferred income tax asset - Current
Product design costs	$(175,117)	$(248,126)
Tax credits	-	675,132
Intercompany profit in inventory	993,596	-
Warranty costs	140,585	-
Other	29,051	137,835
Deferred income tax asset - Current	988,115	564,841
Valuation Allowance	(243,732)	-
Net deferred income tax asset - Current	$744,383	$564,841

Net deferred income tax asset - Non-current
Depreciation	$852,632	$812,431
Goodwill amortization	(649,512)	(323,490)
Employee stock options	188,444	227,545
Unearned service revenue	617,313	427,260
Tax credits	1,018,854	-
Loss carryforwards	3,649,162	4,838,235
Deferred income tax asset - Non-current	5,676,893	5,981,981
Valuation Allowance	(1,403,456)	(4,838,235)
Net deferred income tax asset - Non-current	$4,273,437	$1,143,746

At December 31, 2004 and 2003, the Company’s domestic entities had deferred income tax assets in the amount of $3,306,378 and $1,708,587, respectively. The Company has determined that these amounts are fully realizable and have not established any valuation allowance based on the assessment that they are more-likely-than-not to be utilized.

At December 31, 2004 and 2003, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $3,358,630 and $4,838,235, respectively. For financial reporting purposes, a valuation allowance of $1,647,188 and $4,838,235, respectively has been recognized to offset the deferred tax assets relating to net operating losses. The Company has determined that the amount of deferred tax assets relating to the net operating loss carryforwards of foreign subsidiaries was understated at December 31, 2003. The understatement was due to the tax treatment of intercompany debt waivers that were determined in 2004 to be exempt from tax, and resulted in an adjustment to beginning balances of approximately $3.7 million for deferred tax assets relating to the net operating loss carryforwards and has been reflected in the above schedule of deferred income tax assets as of December 31, 2003. As these net operating loss carryforwards would have been fully reserved at December 31, 2003 by a valuation allowance, there is no income statement or balance sheet impact to be recognized for 2003.

The Company continues to maintain a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized. The Company reduced the overall valuation allowance in 2004 and 2003 on its deferred tax assets in the amount of $3,191,047 and $3,973,812, respectively. The reduction in the valuation allowance for 2004 relates to the net use of deferred tax assets in foreign jurisdictions and to the release of $1,713,347 in valuation allowance in a foreign jurisdiction in the fourth quarter. The release of the valuation allowance was based on one of its foreign units having demonstrated a history of earnings over the past three years, and with management’s assessment that the unit will be more-likely-than-not to utilize their deferred tax assets. Management calculated the amount to release from the valuation allowance using projections of future taxable earnings over the next two years.

At December 31, 2004 and 2003, the Company had $1,018,854 and $675,132 in tax credits, respectively. These credits are related to the Company’s research and development activities and expire in 17 to 20 years. The Company fully expects to realize these credits before expiration.

The Company operates in a number of different countries around the world. In 2003 the Company began to manufacture its products in Switzerland, where it has received a permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The Company does not provide deferred tax assets on temporary differences scheduled to reverse after the commitment period because all of its earnings are included in the current tax provision. Approximately 60% of all finished goods shipments come from the Swiss plant, with the balance coming from the Company’s manufacturing facilities located in the United States.

We have not recognized any U.S. tax expense on undistributed international earnings since we intend to reinvest the earnings outside the U.S. for the foreseeable future. Our undistributed international earnings were approximately $5.4 million and $2.8 million at December 31, 2004, and 2003, respectively.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

15.    SHARE ISSUANCE

On November 12, 2003, the Company sold 1,158,000 shares of its common stock, and two of the Company’s founders sold 772,000 shares of the Company’s common stock to institutional investors in a private placement that was not registered under the Securities Act of 1933. The shares were sold for $21.50 per share, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million and $16.6 million to the Company and the co-founders, respectively. The purchasers of the shares sold in the transaction were 31 institutional investors. Robert W. Baird & Co. served as the placement agent for the transaction, and received a fee equal to $2,489,700, or 6% of the aggregate sales proceeds. The Company also reimbursed Robert W. Baird & Co. for $50,000 in expenses incurred in connection with the transaction.

16.    COMMITMENTS AND CONTINGENCIES

Leases—The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, including leases with related parties (see Note 12), in effect at December 31, 2004:

Years Ending December 31,	Amount
2005	$1,548,116
2006	1,125,632
2007	408,460
2008	232,437
2009	221,720
Thereafter	-
Total future minimum lease payments	$3,536,365

Rent expense for 2004, 2003, and 2002, was approximately $1,651,000, $1,148,000 and $1,004,000, respectively.

Litigation—The Company is not involved in any pending legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

17.    STOCK COMPENSATION PLANS

The Company has four stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1993 Stock Option Plan (1993 Plan) and the 1997 Employee Stock Option Plan (1997 Plan) provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (2004 Plan) provides for granting options or stock appreciation rights to employees and non-employee directors.

The Company is authorized to grant options for up to 703,100 shares of common stock under the 1993 Plan, of which 5,032 options are currently outstanding at an exercise price of $3.60. These options primarily vest over 3 and 4-year periods. The Company is also authorized to grant options for up to 1,400,000 shares of common stock under the 1997 Plan, of which 526,836 options are currently outstanding at exercise prices between $1.50 and $27.40. These options vest over a 3-year period. The Company is also authorized to grant up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 84,000 options are currently outstanding at exercise prices between $1.61 and $21.56. Each non-employee director is granted 3,000 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a 3-year period. The Company is also authorized to grant options for up to 1,750,000 shares of common stock under the 2004 Plan, of which 599,372 options are currently outstanding at exercise prices between $19.34 to $24.35. These options vest over a 3-year period.

In addition to the four stock option plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of Common Stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable. As of December 31, 2004 and 2003 there were 35,941 shares accrued but not yet issued in connection with director’s elections.

In the fourth quarter of 2001, the Company cancelled approximately 548,000 “out of the money” options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 62,806 options granted in 2001, under the 1997 Plan and to holders of some of the options cancelled, were subjected to variable accounting treatment. Under FIN 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options based on the Company’s share price until the options are exercised, cancelled or forfeited without replacement. Compensation is dependent on fluctuations in the quoted market prices for the Company’s common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled or forfeited, after which time the compensation will be recognized immediately at each reporting period.

Compensation costs charged to operations associated with the Company’s stock option plans were $277,028, $718,524, and $9,526 in 2004, 2003, and 2002, respectively. The changes in stock option associated compensation cost were due to the market price fluctuation in the Company’s common stock.

A summary of stock option activity and weighted average exercise prices follows:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	978,952	$2.42	1,554,513	$2.41	949,498	$4.19
Granted	750,730	20.86	22,500	5.39	958,945	2.20
Forfeited	(28,930)	8.06	(69,222)	2.13	(352,930)	8.32
Exercised	(485,512)	2.41	(528,839)	2.46	(1,000)	0.36
Outstanding at end of year	1,215,240	$13.69	978,952	$2.42	1,554,513	$2.41
Outstanding exercisable at year-end	339,465	$6.40	501,631	$2.61	701,042	$2.77
Weighted-average fair value of options
granted during the year	$13.67		$3.35		$1.25

A summary of stock options outstanding and exercisable as of December 31, 2004 follows:

		Weighted-Average	Average		Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Price	Outstanding	Contractual Life (years)	Price	Exercisable	Price
$1.50	71,651	6.84	$1.50	71,651	$1.50
$1.51-$3.00	362,545	7.20	2.23	181,024	2.29
$3.01-$10.00	49,533	6.75	4.67	27,864	4.13
$10.01-$20.00	417,027	9.56	19.24	4,577	10.34
Over $20.00	314,484	9.38	23.74	54,349	27.40
	1,215,240	8.53	$13.69	339,465	$6.40

Remaining non-exercisable options as of December 31, 2004 become exercisable as follows:

Years ending December 31,	Amount
2005	452,147
2006	218,788
2007	204,840
875,775

18.    EARNINGS (LOSS) PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) and loss per share (LPS) is presented below:
	Years ended December 31,
	2004		2003		2002
		PER-SHARE		PER-SHARE		PER-SHARE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT

Basic EPS (LPS)	13,833,590	$1.08	12,181,221	$0.68	11,853,732	$(0.17)

Effect of Dilutive Securities:
Stock Options	189,569	(0.02)	664,771	(0.04)	-	-

Diluted EPS (LPS)	14,023,159	$1.06	12,845,992	$0.64	11,853,732	$(0.17)

The effect of 92,532 dilutive securities was not included in the computations for 2002 as they were antidilutive.

19.    EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant’s account but cannot exceed 6% of compensation. Costs charged to operations in connection with the Plan during 2004, 2003, and 2002 aggregated $172,403, $113,316, and $102,900, respectively.

20.    GEOGRAPHIC DATA

The Company develops, manufactures, markets and supports CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software. This one line of business represents approximately 99% of consolidated sales and is the Company’s only segment. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area.

The following table presents information about the Company by geographic area:
	As of and for the year ended December 31,
	2004		2003		2002
	Sales	Long-lived Assets	Sales	Long-lived Assets	Sales	Long-lived Assets
Americas Region	$41,680,193	$2,314,907	$37,862,618	$1,467,054	$22,471,470	$1,304,701
Europe/Africa Region	43,110,719	1,238,891	27,700,696	1,105,920	18,490,654	608,564
Asia Pacific Region	12,228,963	461,028	6,222,666	180,383	5,284,248	104,594
	$97,019,875	$4,014,826	$71,785,980	$2,753,357	$46,246,372	$2,017,859
The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions.

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
	April 3,	July 3,	October 2	December 31,
Quarters Ended	2004	2004	2004	2004

Sales	$21,025,192	$24,076,847	$23,375,534	$28,542,302
Gross profit	13,463,835	15,227,932	14,757,266	16,547,138
Net income	2,848,408	4,102,591	3,065,411	4,914,464
Net income per share:
Basic	$0.21	$0.30	$0.22	$0.35
Diluted	$0.20	$0.29	$0.22	$0.34

	March 29,	June 28,	September 27,	December 31,
Quarters Ended	2003	2003	2003	2003

Sales	$13,404,265	$16,243,469	$19,183,956	$22,954,290
Gross profit	7,504,685	10,060,436	11,030,876	13,669,735
Net income	489,364	1,558,049	3,333,888	2,896,439
Net income per share:
Basic	$0.04	$0.13	$0.28	$0.23
Diluted	$0.04	$0.12	$0.26	$0.22

22. SUBSEQUENT EVENT

On January 10, 2005 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for Debt Securities, common stock with par value of $0.001 per share, Warrants or Units consisting of two or more of the foregoing in the total amount of $125,000,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of November 16, 2004, our Audit Committee dismissed Ernst & Young LLP as our independent auditing firm. During Ernst & Young’s retention as our independent auditing firm, there were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Similarly, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K have occurred during the time that Ernst & Young had been engaged as our independent auditing firm.

None of Ernst & Young’s audit reports on our consolidated financial statements contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Effective as of November 15, 2004, our Audit Committee retained Grant Thornton LLP as our independent auditing firm for our fiscal 2004. During the years ended December 31, 2002 and 2003 and through November 15, 2004, we did not, nor did anyone acting on our behalf, consult with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Items 304(a)(2)(ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2004, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, together with other members of management of FARO Technologies Inc., are responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting is the process designed under our supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2004, in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations Commission of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Grant Thornton LLP, our independent registered public accounting firm, has issued their report on management's assessment of internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Controls and Procedures, that FARO Technologies, Inc. (a Florida Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Faro Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Faro Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FARO Technologies, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida
March 14, 2005

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the Items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from information included under the caption entitled “Our Independent Auditors” set forth in our Proxy Statement.

Schedule II - Valuation and Qualifying Accounts

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2004:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period

Year Ended December 31, 2004
Deducted from assets which apply
Uncollectible accounts	254,915	154,394	70,569	338,740
Reserve for Inventory Obsolescence	154,647	895,694	859,240	191,101
Total	409,562	1,050,088	929,809	529,841

Year Ended December 31, 2003
Deducted from assets which apply
Uncollectible accounts	851,852	140,249	737,186	254,915
Reserve for Inventory Obsolescence	89,969	904,513	839,835	154,647
Total	941,821	1,044,762	1,577,021	409,562

Year Ended December 31, 2002
Deducted from assets which apply
Uncollectible accounts	339,715	582,463	70,326	851,852
Reserve for Inventory Obsolescence	297,508	663,269	870,808	89,969
Total	637,223	1,245,732	941,134	941,821

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of FARO Technologies, Inc. and subsidiaries referred to in our report dated March 14, 2005, which is included in the annual report to shareholders. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Orlando, Florida
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the consolidated financial statements of FARO Technologies, Inc. as of December 31, 2003, and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated February 20, 2004 (included elsewhere in this annual report). Our audit also included the information shown in Schedule II of this annual report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orlando, Florida
February 20, 2004

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) Documents Filed as Part of this Report.    The following documents are filed as part of this Report:

(1) Financial Statements.    Included in Part II, Item 8 is an index to the Consolidated Financial Statements of FARO Technologies, Inc. and Report of Grant Thornton LLP, Independent Certified Public Accountants, filed as part of this Form 10-K.

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

10.4
Business Lease, dated March 1, 1991, between the Registrant (as successor-by-merger to FARO Medical Technologies (U.S.), Inc.) and Xenon Research, Inc. (Filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.5
Nonexclusive Unique Application Reseller Agreement, dated September 9, 1996, between the Registrant and Autodesk, Inc. (Filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.6
Form of Patent and Confidentiality Agreement between the Registrant and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.7
Nonexclusive Unique Application Reseller Agreement, dated as of March 1, 1998, between the Registrant and Autodesk, Inc. (Filed as Exhibit 10.11 to Registrant’s Form 10-K for calendar year 1997, No. 0-23081, and incorporated herein by reference)

10.8
First Amendment to Business Lease, dated as of January 20, 1998, between the Registrant (as successor by merger to FARO Medical Technologies (US), Inc.) and Xenon Research, Inc., (Filed as Exhibit 10.12 to Registrant’s Form 10-K for calendar year 1997, No. 0-23081 and incorporated herein by reference)

10.9
Agreement and Plan of Merger dated September 14, 2001, as amended, between the Registrant and SpatialMetriX Corporation (Filed as Exhibit 2.1 to Registrant’s Current report on Form 8-K dated January 16, 2002 and incorporated herein by reference)

10.10
Securities Purchase Agreement, dated November 11, 2003, by and among the Company, Xenon Research, Inc., a Florida corporation, and Gregory A. Fraser, and the investors named on the signature pages thereto. (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated November 11, 2003and incorporated herein by reference)

10.11
Loan Agreement, dated as of September 17, 2003, by and between FARO Technologies, Inc. and SunTrust Bank. (Filed as Exhibit 10.2 to Registrant’s Current report on Form 8-K dated November 11, 2003and incorporated herein by reference)

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of Grant Thornton LLP (Filed herewith)

23.2	Consent of Ernst & Young LLP (Filed herewith)

Exhibit No.	Description

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties (Filed Herewith)

(b) Reports on Form 8-K

On November 18, 2004 the Company filed a report on Form 8-K in connection with a change in the Company’s certifying accountant.

On January 8, 2005 the Company filed a report on Form 8-K in connection with a press release announcing our sales and new order results for the quarter and year ended December 31, 2004.

On March 10, 2005 the Company filed a report on Form 8-K in connection with a press release announcing our earnings for the quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FARO TECHNOLOGIES, INC.

Date: March 16, 2005	By:	/s/ Gregory A. Fraser
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

Signature	Title	Date

/s/ Simon Raab	Chairman of the Board, Chief Executive Officer	March 16, 2005
Simon Raab	(Principal Executive Officer), and Director

/s/ Gregory A. Fraser	Executive Vice President, Secretary, Treasurer, and Director	March 16, 2005
Gregory A. Fraser	(Principal Financial Officer and Principal Accounting Officer),

/s/ John Caldwell	Director	March 16, 2005
John Caldwell

/s/ Hubert d’Amours	Director	March 16, 2005
Hubert d'Amours

/s/ Stephen R. Cole	Director	March 16, 2005
Stephen R. Cole

/s/ Norman H. Schipper	Director	March 16, 2005
Norman H. Schipper

/s/ Andre Julien	Director	March 16, 2005
Andre Julien