Form 10-Q
period 2005-04-02
FARO TECHNOLOGIES INC
filed 2005-05-11
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Technology Park Drive, Lake Mary, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:	(407) 333-9911

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2005 was 14,214,835.

FARO TECHNOLOGIES, INC.

Form 10-Q
For the Quarter Ended April 2, 2005

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited) As of April 2, 2005 and December 31, 2004	3

	b) Consolidated Statements of Income (Unaudited) For the Three Months Ended April 2, 2005 and April 3, 2004	4

	c) Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended April 2, 2005 and April 3, 2004	5

	d) Notes to Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 2,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,501	$16,357
Short-term investments	21,485	22,485
Accounts receivable, net	23,515	22,484
Inventories	19,215	16,378
Deferred tax asset, net	1,554	744
Prepaid expenses and other current assets	2,668	2,538
Total current assets	81,938	80,986
Property and Equipment:
Machinery and equipment	5,239	4,352
Furniture and fixtures	2,555	2,394
Leasehold improvements	1,014	910
Property and equipment at cost	8,808	7,656
Less: accumulated depreciation and amortization	(4,005)	(3,641)
Property and equipment, net	4,803	4,015
Goodwill	16,695	8,077
Intangible assets, net	3,567	3,568
Service Inventory	3,778	4,159
Deferred tax asset, net	3,154	4,273
Total Assets	$113,935	$105,078
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,576	$4,736
Accrued liabilities	5,899	7,252
Income taxes payable	708	104
Current portion of unearned service revenues	2,727	2,663
Customer deposits	455	441
Current portion of obligations under capital leases	100	104
Total current liabilities	17,465	15,300
Unearned service revenues - less current portion	774	474
Obligations under capital leases - less current portion	352	146
Total Liabilities	18,591	15,920
Commitments and contingencies - See Note O
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,406,877 and 14,004,092 issued; 14,204,433 and 13,964,092 outstanding, respectively	14	14
Additional paid-in-capital	82,519	78,282
Deferred compensation	382	505
Retained earnings	12,546	9,077
Accumulated other comprehensive income	34	1,431
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total shareholders' equity	95,344	89,158
Total Liabilities and Shareholders' Equity	$113,935	$105,078

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	Apr. 2, 2005	Apr. 3, 2004

SALES	$27,617	$21,025
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	10,274	7,561
Gross profit	17,343	13,464

OPERATING EXPENSES:
Selling	7,666	5,563
General and administrative	3,467	2,567
Depreciation and amortization	690	557
Research and development	1,327	1,441

Total operating expenses	13,150	10,128

INCOME FROM OPERATIONS	4,193	3,336
OTHER INCOME (EXPENSE)
Interest income	132	74
Other (expense) income, net	(29)	206
Interest expense	(2)	(2)
INCOME BEFORE INCOME TAX	4,294	3,614

INCOME TAX EXPENSE	825	766

NET INCOME	$3,469	$2,848

NET INCOME PER SHARE - BASIC	$0.25	$0.21

NET INCOME PER SHARE - DILUTED	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(in thousands)	2005	2004
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,469	$2,848
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	690	557
Income tax benefit from exercise of stock options	157	611
Deferred income tax expense (benefit)	310	(680)
Employee stock option (income) expense	(121)	37
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(498)	1,781
Inventories	(2,541)	(2,271)
Prepaid expenses and other current assets	437	(302)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,130)	(1,663)
Income taxes payable	605	(481)
Customer deposits	(68)	(249)
Unearned service revenues	432	740
Net cash provided by operating activities	1,743	928

INVESTING ACTIVITIES:
Acquisition of iQvolution	(4,270)	-
Purchases of property and equipment	(662)	(811)
Payments for intangible assets	(249)	(173)
Purchases of short-term investments	(900)	(6,048)
Proceeds from short-term investments	1,900	-
Net cash used in investing activities	(4,182)	(7,032)

FINANCING ACTIVITIES:
Payments on line of credit and capital leases	(25)	(10)
Proceeds from issuance of stock, net	209	175
Net cash provided by financing activities	184	165

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(601)	(631)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,856)	(6,570)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,357	17,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,501	$10,855
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 2, 2005 and April 3, 2004
(Unaudited)
(in thousands, except share and per share data, or as otherwise noted)

NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company”) develop, manufacture, market and support software-based three dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. Its principal products include the Faro Arm, Faro Scan Arm, Digital Template and Faro Gage, all articulated electromechanical measuring devices, the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment and countertop manufacturers, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

NOTE B - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all its subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of accumulated other comprehensive income.

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments, consisting of only normal recurring items, considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended April 2, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements reported as of December 31, 2004 and 2003, and for each of the three years included in our 2004 Annual Report on Form 10-K.

NOTE D - RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation.

NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R were effective for interim or fiscal periods beginning after June 15, 2005. The SEC has delayed the required implementation date of this rule to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of FAS 123(R) effective January 1, 2006.

NOTE F - STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003.

In accordance with SFAS No. 123, the Company has elected to continue to account for its employee stock compensation plans using the intrinsic value based method with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Included in net income are certain compensation expenses subject to variable accounting treatment.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value based method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
Net income, as reported	$3,469	$2,848
Add (Deduct): Stock-based employee compensation (income) expense included in reported net income, net of related tax effects	(76)	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(588)	(148)
Pro forma net income	$2,805	$2,724

Earnings per share:
Basic - as reported	$0.25	$0.21
Basic - pro forma	$0.20	$0.20
Diluted - as reported	$0.24	$0.20
Diluted - pro forma	$0.19	$0.19

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non cash activities were as follows:

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
Cash paid for interest	$2	$2
Cash paid for income taxes	25	—
Cash received from income tax refund	1,161	—
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$3,869	$—

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Apr. 2, 2005	Dec. 31, 2004
Accounts receivable	$23,825	$22,823
Allowance for doubtful accounts	(310)	(339)
Total	$23,515	$22,484

NOTE I - INVENTORIES

Inventories consist of the following:

	As of	As of
	Apr. 2, 2005	Dec. 31, 2004
Raw materials	$7,697	$6,620
Work-in-process	973	428
Finished goods	1,767	1,424
Sales Demonstration Inventory	9,140	8,097
Reserve for Obsolescence	(362)	(191)
Inventory	19,215	16,378
Service Inventory	3,778	4,159

Total	$22,993	$20,537

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 2, 2005		April 3, 2004
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount

Basic EPS	14,037,027	$0.25	13,522,921	$0.21

Effect of dilutive securities	370,982	$(0.01)	557,182	$(0.01)

Diluted EPS	14,408,009	$0.24	14,080,103	$0.20

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Apr. 2, 2005	Dec. 31, 2004
Accrued compensation and benefits	$1,640	$3,046
Accrued warranties	649	565
Professional and legal fees	363	930
Other accrued liabilities	3,247	2,711
	$5,899	$7,252

NOTE L - INCOME TAX EXPENSE

The tax provision for the three months ended April 2, 2005 differs from the tax provision for the three months ended April 3, 2004, principally due to increases in earnings. The effective tax rate for the three months ended April 2, 2005 was 19.2% which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates and the use of previously reserved net operating loss carryforwards in foreign jurisdictions.

NOTE M - GEOGRAPHIC DATA

The Company develops, manufactures, markets and supports software-based three dimensional measurement devices for inspection, reverse engineering and for gathering crime scene data. This one line of business represents approximately 99% of consolidated sales and is the Company’s only segment. The Company operates through sales teams established by geographic area. Each team is equipped to deliver the entire line of Company products to customers within its geographic area.

The following table presents information about the Company by geographic area:

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
SALES
Americas Region	$10,911	$8,531
Europe/Africa Region	11,841	10,091
Asia Pacific Region	4,865	2,403
TOTAL	$27,617	$21,025

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings from operations.

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
Net income	3,469	2,848
Other comprehensive income:
Currency translation adjustments	(1,398)	(1,151)
Other comprehensive income	2,071	1,697

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases—The Company is party to leases arising in the normal course of business, including leases with related parties, that expire on or before 2009. Total obligations under these leases will be approximately $1.7 million for 2005.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. We do not have any long-term commitments for purchases.

Litigation—The Company is not involved in any pending legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P - CREDIT FACILITY

The Company has an available line of credit of $5 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of April 2, 2005 and April 3, 2004, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit matures August 31, 2005. There were no amounts outstanding under the line of credit at April 2, 2005 or April 3, 2004.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, headquartered in Ludwigsburg, Germany, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $12 million of which 64% was in shares of FARO common stock and 36% was in cash. All of the cash portion of the acquisition and slightly less than half of the stock portion were payable immediately. The remaining stock is being held in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. The preliminary allocation of the purchase price is subject to adjustment in subsequent quarters after the completion of fair market value analyses of tangible and intangible assets acquired. The purchase price is subject to adjustment based on the final accounting for the purchase from the completion of our post-acquisition due diligence. No income was recognized by the Company in the first quarter of 2005 related to this purchase.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report, Form 10-K, for the year ended December 31, 2004.

FARO Technologies, Inc. (the Company) has made "forward-looking statements" in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective," "project," "forecast," "target" and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time.

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

•	our inability to find less expensive alternatives to stock options to attract and retain employees;
•	the loss of our Chief Executive Officer, our President and Chief Operating Officer, our Executive Vice President, Secretary and Treasurer, or our Chief Financial Officer or other key personnel;
•	the failure to effectively manage our growth;
•	difficulty in predicting our effective tax rate; and
•	the loss of a key supplier and the inability to find a sufficient alternative supplier in a reasonable period or on commercially reasonable terms.

Overview

The Company designs, develops, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the company will sell under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3D crime scene information. The Company expects to hire new sales people with building construction and law enforcement experience to sell the Digital Template and the forensic applications of the Laser Scanner LS. The Company's products have been purchased by approximately 3,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We were founded in 1982 and we re-incorporated in Florida in 1992. Our worldwide headquarters are located at 125 Technology park, Lake Mary, Florida 32746, and our telephone number is (407) 333-9911.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in the fourth quarter of 2004. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2005 39.5% of our sales were in the Americas compared to 40.6% in the first quarter of 2004, 42.9% were in the Europe/Africa region compared to 48.0% in the first quarter of 2004 and 17.6% were in the Asia/Pacific region, compared to 11.4% in the first quarter of 2004 (see also Note M Geographic Data to the financial statements above). Although we expect variations in the percentage of our sales in the Asia/Pacific region from quarter to quarter going forward, we generally expect higher percentage sales growth in the Asia/Pacific region than the other regions in the remainder of 2005 and in 2006 as a result of our new sales offices in China, India and South Korea, and the addition of sales personnel and the opening of a service center in our Japan office. We also expect to open an Asia/Pacific regional headquarters in Singapore in 2005.

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Digital Template, Faro Laser Scanner LS and Faro Laser Tracker 3-D measurement equipment, and their related software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties proportionately, in the same manner as costs are incurred for such revenues. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology. Royalties from licensing agreements were $298,000 and $124,000 in the first quarter of 2005 and 2004, respectively. Included in royalties for the first quarter of 2005 is $171,000 in revenue for previous years resulting from a favorable audit of one of the Company’s license agreements.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We expect to begin complete production of the Faro Laser Tracker product in our Swiss plant in 2005. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. In March 2005 we acquired iQvolution AG and we expect to move the manufacturing of iQvolutions’s products to our Swiss factory in the second quarter of 2005. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2006.

In our previously filed Form 10-K for 2004 we said that we expected to recognize expenses of approximately $2 million in 2005 as calculated under the Black-Scholes method of FAS 123, related to our expected adoption of FAS 123(R) for the expensing of stock options. We will not recognize these expenses in 2005 because the SEC has delayed the required implementation date of this rule to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. This allows the Company to defer the effect of FAS 123(R) until the first quarter of 2006.

Our effective tax rate in the first quarter of 2005 was 19.2% compared to 20.2% in the first quarter of 2004, which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates in foreign jurisdictions. We expect the blended (consolidated) tax rate to be approximately 20% for 2005, and this could fluctuate depending upon, among other things, our ability to use more previously reserved net operating loss carry-forwards and the proportion of income in foreign jurisdictions. See “Critical Accounting Policies - Income Taxes” below. In the full year 2003 and 2004 we have been able to use previously reserved net operating loss carry-forwards, which have reduced our effective tax rate to 12.3% in 2003 and 2.3% in 2004.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in the first quarter of 2005.

We have had eleven consecutive profitable quarters through April 2, 2005. This followed a period of losses in 2001 and the first half of 2002, which resulted from an economic slowdown in manufacturing in 2001, and expenses arising from the acquisition in January 2002 of SpatialMetriX Corporation (SMX). Our sales growth and return to profitability since then was a result of a number of factors including the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount at the end of the first quarter of 2005 and 2004 was 190 and 125, respectively. The Digital Template and Faro Laser Scanner products are very recent additions to our product line and are not a significant part of our first quarter 2005 growth.

Results of Operations

Three Months Ended April 2, 2005 Compared to the Three Months Ended April 3, 2004

Sales increased by $6.6 million or 31.4% from $21.0 million for the three months ended April 3, 2004 to $27.6 million for the three months ended April 2, 2005. This increase resulted primarily from higher product sales and the effect of an increase in the number of sales people worldwide. Sales in the Americas region increased $2.4 million or 28.2% to $10.9 million for the three months ended April 2, 2005 from $8.5 million in the three months ended April 3, 2004. Sales in the Europe/Africa region increased $1.7 million or 16.8%, to $11.8 million for the three months ended April 2, 2005 from $10.1 million in the three months ended April 3, 2004. Sales in the Asia/Pacific region increased $2.5 million or 104.2% to $4.9 million for the three months ended April 2, 2005 from $2.4 million in the three months ended April 3, 2004.

Gross profit increased by $3.8 million or 28.1% from $13.5 million for the three months ended April 3, 2004 to $17.3 million for the three months ended April 2, 2005. Gross margin percentage decreased to 62.8% for the three months ended April 2, 2005 from 64.0% for the three months ended April 3, 2004, in line with our expectations and gross margin goals.

Selling expenses increased by $2.1 million or 37.5% from $5.6 million for three months ended April 3, 2004 to $7.7 million for the three months ended April 2, 2005. This increase was primarily due to higher product demonstration costs of $1.1 million, higher compensation expense of $579,000 and higher commissions of $534,000. As a percentage of sales, selling expenses increased to 27.8% of sales in the three months ended April 2, 2005 from 26.5% in the three months ended April 3, 2004.

General and administrative expenses increased by $901,000 or 34.7% from $2.6 million for the three months ended April 3, 2004 to $3.5 million for the three months ended April 2, 2005. This increase resulted primarily from higher professional and legal fees of $696,000, higher salaries and bonuses of $434,000 and higher travel costs of $128,000, partially offset by a decrease in bad debt losses of $229,000 and a decrease in stock option expense of $158,000. New professional and legal expenses in the first quarter of 2005 which did not exist in the first quarter of 2004 were related to legal expenses for various projects of $114,000 and our Sarbanes-Oxley 404 compliance of $380,000. General and administrative expenses as a percentage of sales increased to 12.6% for the three months ended April 2, 2005 from 12.2% for the three months ended April 3, 2004.

Depreciation and amortization expenses increased by $133,000 from $557,000 for the three months ended April 3, 2004 to $690,000 for the three months ended April 2, 2005 as a result of higher amounts of computer equipment and intangible assets from patents and R&D foreign language software for the U.S in the current year.

Research and development expenses decreased by $114,000 or 8.1% from $1.4 million for the three months ended April 3, 2004 to $1.3 million for the three months ended April 2, 2005. Research and development expenses as a percentage of sales decreased to 4.8% for the three months ended April 2, 2005 from 6.9% for the three months ended April 3, 2004.

Interest income increased by $58,000 from $74,000 for the three months ended April 3, 2004, to $132,000 for the three months ended April 2, 2005.

Other (expense) income, net decreased by $235,000 to an expense of $29,000 for the three months ended April 2, 2005 from income of $206,000 for the three months ended April 3, 2004. This decrease was primarily due to a decrease of $215,000 in foreign exchange gains.

Income tax expense increased by $60,000 from $765,000 for the three months ended April 3, 2004 to $825,000 for the three months ended April 2, 2005. This increase is primarily due to an increase in taxable income in the United States, offset by the impact of lower statutory tax rates in foreign jurisdictions.

Net income increased by $620,000 from $2.8 million for the three months ended April 3, 2004 to $3.5 million for the three months ended April 2, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company had financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million). On November 12, 2003 the Company completed a private placement of its common stock with various institutional investors, resulting in total proceeds before placement agent fees and other offering expenses of $24.9 million.

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. This agreement was renewed and is due to mature on August 31, 2005. The facility bears an interest rate at LIBOR plus 1.75%. The Company has not drawn on this line of credit.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. We have not raised any capital under this Form S-3 Registration Statement.

Cash provided by operating activities was approximately $1.7 million in the first three months of 2005, an increase of approximately $0.8 million from the first three months of the prior year. The $0.8 million increase reflects strong growth in operating income and the favorable impact from several tax-related items combined with a decrease in prepaid expenses, which were partially offset by increases in inventories and accounts receivable and decreases in accounts payable.

Cash used in investing activities was approximately $4.2 million in the first three months of 2005, a decrease of approximately $2.8 million from the first three months of the prior year, primarily reflecting deployment of cash balances to short-term investments of approximately $900,000, the purchase of capital equipment of $663,000, and our acquisition of iQvolution of $4.3 million.

Cash provided by financing activities was approximately $184,000 in the first three months of 2005, reflecting proceeds from the exercise of stock options.

We believe that our working capital, together with anticipated cash flow from our operations and our credit facility, will be sufficient to fund our long-term liquidity requirements.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing the reserve for obsolete and slow-moving inventory, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

The Reserve for Obsolescence - Since the amount of inventoriable cost that we will truly recoup through sales cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Accordingly, a reserve in an amount equal to 100% of the average cost of such inventory is recorded in order to reduce the carrying value to net realizable value. While such write-offs have historically been within its expectations, we cannot guarantee this will continue in the future.

Income Taxes - We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. Management has released an amount from the valuation allowance of one of its foreign subsidiaries using projections of future taxable earnings over the next two years. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

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

Significant judgment is required in determine our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS No. 5, “Accounting for loss contingencies”. Some of the uncertainties arise as a result of inter-company arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities.

The Reserve For Warranties - The Company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company reevaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of machines remaining under warranty and the remaining number of months each machine will be under warranty. While such expenses have historically been within its expectations, we cannot guarantee this will continue in the future.

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has a five year renewal option. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics Consumer Price Index for all Urban Consumers.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the caption “Foreign Exchange Exposure”, above.

 Item 4. - Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, management has concluded that such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

On May 11, 2004, the Company established a nomination committee consisting of Messrs. Schipper (Chair) Andre Julien, Hubert d’Amours, John Caldwell, and Stephen Cole. The nominating committee is responsible for selecting and recommending for approval by the Board and the Company’s shareholders director nominees. The Company has established a nominations process for the selection of director nominees, which is set forth in the Company's proxy statement for its annual shareholders meeting to be held on May 17, 2005. The proxy statement incorrectly states that the entire Board fulfills the role of the nominating committee.

The Company also has established a compensation committee that is responsible for establishing the compensation of the Company’s directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements and other benefits. In addition, the Compensation Committee administers the Company’s 1993 Stock Option Plan, 1997 Employee Stock Option Plan, 1997 Non-employee Director Stock Option Plan, 1997 Non-employee Directors’ Fee Plan and 2004 Equity Compensation Plan. Effective May 10, 2005, Simon Raab and Gregory A. Fraser no longer serve on the compensation committee. Previously, the compensation committee consisted of Simon Raab, Gregory Fraser, Norman Schipper, John Caldwell, Stephen Cole, Hubert d’Amours, and Andre Julien, although Messrs. Raab and Fraser, the Company's "executive officers" in 2004, did not participate in any discussions with respect to their compensation.

Item 6. - Exhibits And Reports On Form 8-K

a.)	Exhibits:

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.)	Reports on Form 8-K

On March 30, 2005, we filed a Current Report on Form 8-K in connection with a press release announcing our acquisition of iQvolution AG.

On April 1, 2005, we filed a Current Report on Form 8-K in connection with our acquisition of iQvolution AG.

On April 13, 2005, we filed a Current Report on Form 8-K in connection with a press release announcing our sales and new orders results for the quarter ended April 2, 2005.

On May 9, 2005, we filed a Current Report on Form 8-K in connection with a press release announcing our results of operations for the quarter ended April 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc. (Registrant)

Date: May 10, 2005	By:	/s/

Gregory A. Fraser Executive Vice President, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)