Form 10-Q
period 2005-07-02
FARO TECHNOLOGIES INC
filed 2005-08-10
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES [X]   NO [   ]

The number of shares outstanding of the registrant’s common stock as of August 4, 2005 was 14,244,646.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended July 2, 2005

INDEX

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited) As of July 2, 2005 and December 31, 2004	3

	b) Consolidated Statements of Income (Unaudited) For the Three Months and Six Months Ended July 2, 2005 and July 3, 2004	4

	c) Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended July 2, 2005 and July 3, 2004	5

	d) Notes to Consolidated Financial Statements (Unaudited) As of and for the Six Months Ended July 2, 2005	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 2,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$10,950	$16,357
Short-term investments	14,790	22,485
Accounts receivable, net	25,940	22,484
Inventories	22,568	16,378
Deferred income taxes, net	2,017	744
Prepaid expenses and other current assets	3,817	2,538
Total current assets	80,082	80,986
Property and Equipment:
Machinery and equipment	5,878	4,352
Furniture and fixtures	2,589	2,394
Leasehold improvements	1,049	910
Property and equipment at cost	9,516	7,656
Less: accumulated depreciation and amortization	(4,400)	(3,641)
Property and equipment, net	5,116	4,015
Goodwill	16,950	8,077
Intangible assets, net	3,539	3,568
Service Inventory	3,301	4,159
Deferred income taxes, net	3,235	4,273
Total Assets	$112,223	$105,078

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,807	$4,736
Accrued liabilities	7,821	7,252
Income taxes payable	417	104
Current portion of unearned service revenues	2,397	2,663
Customer deposits	389	441
Current portion of long-term debt and obligations under capital leases	101	104
Total current liabilities	15,932	15,300
Unearned service revenues - less current portion	1,168	474
Long-term debt and obligations under capital leases - less current portion	265	146
Total Liabilities	17,365	15,920
Commitments and contingencies - See Note O

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,445,090 and 14,004,092 issued; 14,242,646 and 13,964,092 outstanding, respectively	14	14
Additional paid-in-capital	82,938	78,282
Deferred compensation	320	505
Retained earnings	14,458	9,077
Accumulated other comprehensive (loss) income	(2,721)	1,431
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total shareholders' equity	94,858	89,158
Total Liabilities and Shareholders' Equity	$112,223	$105,078

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jul 2, 2005	Jul 3, 2004	Jul 2, 2005	Jul 3, 2004

SALES	$30,895	$24,077	$58,511	$45,102
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	12,505	8,849	22,778	16,410
Gross profit	18,390	15,228	35,733	28,692

OPERATING EXPENSES:
Selling	9,358	6,233	17,024	11,796
General and administrative	4,368	2,633	7,836	5,200
Depreciation and amortization	789	538	1,480	1,094
Research and development	1,633	1,206	2,960	2,648
Total operating expenses	16,148	10,610	29,300	20,738

INCOME FROM OPERATIONS	2,242	4,618	6,433	7,954
OTHER INCOME (EXPENSE)
Interest income	170	74	302	148
Other (expense) income, net	(111)	173	(139)	379
Interest expense	(76)	(2)	(78)	(5)
INCOME BEFORE INCOME TAX	2,225	4,863	6,518	8,476

INCOME TAX EXPENSE	313	760	1,137	1,525
NET INCOME	$1,912	$4,103	$5,381	$6,951
NET INCOME PER SHARE - BASIC	$0.13	$0.30	$0.38	$0.51
NET INCOME PER SHARE - DILUTED	$0.13	$0.29	$0.37	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	Jul 2,	Jul 3,
(in thousands)	2005	2004
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$5,381	$6,951
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,480	1,095
Income tax benefit from exercise of stock options	371	3,656
Deferred income tax benefit	(234)	(2,506)
Employee stock option (income) expense	(60)	49
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,774)	(1,767)
Inventories	(5,931)	(5,314)
Prepaid expenses and other current assets	(645)	(925)
Increase (decrease) in:
Accounts payable and accrued liabilities	(944)	(891)
Income taxes payable	312	(500)
Customer deposits	(118)	(121)
Unearned service revenues	633	565
Net cash (used in) provided by operating activities	(4,529)	292

INVESTING ACTIVITIES:
Acquisition of iQvolution	(5,135)	--
Purchases of property and equipment	(1,724)	(1,050)
Payments for intangible assets	(482)	(431)
Purchases of short-term investments	(3,300)	(15,063)
Proceeds from short-term investments	10,995	10,915
Net cash provided by (used in) investing activities	354	(5,629)

FINANCING ACTIVITIES:
Payments on line of credit and capital leases	(19)	(20)
Proceeds from issuance of stock, net	291	1,090
Net cash provided by financing activities	272	1,070

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,504)	(477)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,407)	(4,744)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,357	17,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,950	$12,681

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended July 2, 2005 and July 3, 2004
(Unaudited)
(in thousands, except share and per share data, or as otherwise noted)

NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) develop, manufacture, market and support software-based three dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. Its principal products include the Faro Arm, Faro Scan Arm, Digital Template and Faro Gage, all articulated electromechanical measuring devices, the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, countertop manufacturers and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments, consisting of only normal recurring items, considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the six months ended July 2, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value based method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$1,912	$4,103	$5,381	$6,951
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	38	7	(38)	32

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(639)	(185)	(1,227)	(296)
Pro forma net income	$1,311	$3,925	$4,116	$6,687

Earnings per share:
Basic - as reported	$0.13	$0.30	$0.38	$0.51
Basic - pro forma	$0.09	$0.29	$0.29	$0.49
Diluted - as reported	$0.13	$0.29	$0.37	$0.50
Diluted - pro forma	$0.09	$0.28	$0.28	$0.48

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non cash activities were as follows:

	Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004

Cash paid for interest	$71	$3
Cash paid for income taxes	322	--
Cash received from income tax refund	1,161	--
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$3,869	$--
Retirement of fully depreciated property and equipment	--	4,016

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Jul. 2, 2005	Dec. 31, 2004

Accounts receivable	$26,295	$22,823
Allowance for doubtful accounts	(355)	(339)
Total	$25,940	$22,484

NOTE I - INVENTORIES

During the second quarter of 2005, the Company changed its method of computing the pricing of inventory from average cost to FIFO. This change was made as a result of an inventory system conversion, to allow for improved system efficiencies. The underlying calculation between average cost and FIFO cost is not materially different. This change did not have a material impact on the results of operations for the second quarter of 2005, and is not expected to have a material impact for the full year or future years.

Inventories consist of the following:

	As of	As of
	Jul. 2, 2005	Dec. 31, 2004

Raw materials	$8,975	$6,620
Work-in-process	1,401	428
Finished goods	1,354	1,424
Sales Demonstration Inventory	11,251	8,097
Reserve for Obsolescence	(413)	(191)
Inventory	22,568	16,378
Service Inventory	3,301	4,159
Total	$25,869	$20,537

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	14,226,540	$0.13	13,766,588	$0.30	14,131,266	$0.38	13,565,132	$0.51

Effect of dilutive securities	351,773	$--	387,655	$(0.01)	360,406	$(0.01)	474,694	$(0.01)

Diluted EPS	14,578,313	$0.13	14,154,243	$0.29	14,491,672	$0.37	14,039,826	$0.50

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Jul. 2, 2005	Dec. 31, 2004

Accrued compensation and benefits	$2,958	$3,046
Accrued warranties	813	565
Professional and legal fees	902	930
Other accrued liabilities	3,148	2,711
	$7,821	$7,252

NOTE L - INCOME TAX EXPENSE

The tax provision for the six months ended July 2, 2005 differs from the tax provision for the six months ended July 3, 2004, principally due to a decrease in earnings. The effective tax rate for the six months ended July 2, 2005 was 17.4% which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates and the use of previously reserved net operating loss carryforwards in foreign jurisdictions. Management has utilized an amount from the valuation allowance of two of its foreign subsidiaries using projections of future taxable earnings over the next two years. For the six months ended July 2, 2005, approximately $635,000 was added to deferred income taxes as a result of the generation of net operating loss carryforwards. Of this amount, management has recorded a valuation allowance of $635,000, as it is more likely than not that these amounts will not be realized based on current estimates of future income. For the six months ended July 2, 2005, management utilized $337,000 of net operating loss carryforwards as a result of income in certain jurisdictions, for which a valuation allowance had been applied. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.7 million and $3.4 million at July 2, 2005 and December 31, 2004, respectively. The related valuation allowance was $1.9 million and $1.6 million at July 2, 2005 and December 31, 2004, respectively.

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

The following table presents information about the Company by geographic area:

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
SALES
Americas Region	$15,033	$10,291	$25,944	$18,822
Europe/Africa Region	12,099	10,800	23,939	20,891
Asia Pacific Region	3,763	2,986	8,628	5,389
TOTAL	$30,895	$24,077	$58,511	$45,102

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with the earnings from operations.

	Three Months Ended		Six Months Ended
	Jul 2, 2005	Jul 3, 2004	Jul 2, 2005	Jul 3, 2004

NET INCOME	1,912	4,103	5,381	6,951
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency translation adjustments	(2,754)	549	(4,152)	(602)
COMPREHENSIVE (LOSS) INCOME	(842)	4,652	1,229	6,349

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

Litigation—On November 25, 2003, Cimcore-Romer filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm,  infringe U.S. Patent 5,829,148 ('148 patent).  On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent.  In that lawsuit, we claimed that we do not infringe the '148 patent and that the '148 patent is invalid. The District Court has not yet ruled on our allegation that the '148 patent is invalid. A hearing regarding damages has not been held, nor has the court enjoined us from selling the FARO Arm.  A jury trial is scheduled to commence on the issues of invalidity and damages on November 22, 2005.

            On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. Faro believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts.  Accordingly, we cannot assure you that the revised products will not be deemed to infringe the ‘148 patent.

            On July 26, 2005, in light of the en banc ruling in Edward H. Phillips v. AWH Corporation, we filed a request for reconsideration by the court of its summary judgment ruling.  In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted our request that the '148 patent be reexamined.  After investigating and analyzing the Cimcore-Romer infringement claims, we believe that they are without merit, and we plan to continue to defend against them vigorously.  In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us.  An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P - CREDIT FACILITY

The Company has an available line of credit of $5 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of July 2, 2005 and July 3, 2004, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit matures August 31, 2005. There were no amounts outstanding under the line of credit at July 2, 2005 or July 3, 2004.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, headquartered in Ludwigsburg, Germany, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $12 million, including an initial cash payment of approximately $4.3 million and 314,736 shares of common stock, 152,292 of which were payable immediately. The remaining 162,444 shares of common stock is being held in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. The preliminary allocation of the purchase price are subject to adjustment in subsequent quarters after the completion of fair market value analyses of tangible and intangible assets acquired. The purchase price is subject to adjustment based on the final accounting for the purchase from the completion of our post-acquisition due diligence. There were no predetermined milestone dates that expired in the second quarter that would trigger payment of additional consideration.

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma results of operations for the three and six months ended July 2, 2005 and July 3, 2004 are presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Three Months Ended		Six Months Ended
(unaudited)	Jul 2, 2005	Jul 3, 2004	Jul 2, 2005	Jul 3, 2004

Revenues	$30,895	$25,544	$58,882	$48,084
Net income	$1,912	$3,848	$4,665	$6,434
Income per share:
Basic	$0.13	$0.28	$0.33	$0.47
Diluted	$0.13	$0.27	$0.32	$0.45

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
•
our inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated, including our inability to effectively integrate the iQvolution acquisition and achieve the expected benefits from it;

•	the cyclical nature of the industries of our customers and the financial condition of our customers;
•	the fact that the market potential for the CAM2 market and the potential adoption rate for our products are difficult to quantify and predict;
•
the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion and ultimate outcome of infringement claims against us, including the pending suit by Cimcore-Romer against us;

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

Overview

The Company designs, develops, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the company will sell under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3D crime scene information. The Company expects to hire new sales people with building construction and law enforcement experience to sell the Digital Template and the forensic applications of the Laser Scanner LS. The Company's products have been purchased by approximately 3,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to expand in international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in the fourth quarter of 2004. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first half of 2005 44.3% of our sales were in the Americas compared to 41.7% in the first half of 2004, 40.9% were in the Europe/Africa region compared to 46.3% in the first half of 2004 and 14.7% were in the Asia/Pacific region, compared to 12.0% in the first half of 2004 (see also Note M Geographic Data to the financial statements above). Although we expect variations in the percentage of our sales in the Asia/Pacific region from quarter to quarter going forward, we generally expect higher percentage sales growth in the Asia/Pacific region than the other regions in the remainder of 2005 and in 2006 as a result of our new sales offices in China, India and South Korea, and the addition of sales personnel and the opening of a service center in our Japan office. We also expect to open an Asia/Pacific regional headquarters in Singapore in the third quarter of 2005, and a manufacturing plant there in the fourth quarter of 2005.

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Digital Template, Faro Laser Scanner LS and Faro Laser Tracker 3-D measurement equipment, and their related software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology. Royalties from licensing agreements were $424,000 and $412,000 in the first half of 2005 and 2004, respectively. Included in royalties for the first half of 2005 is $171,000 in revenue for previous years resulting from a favorable audit of one of the Company’s license agreements.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We began to manufacture our Faro Laser Tracker product in our Swiss plant in the second quarter of 2005. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. In March 2005 we acquired iQvolution AG (“iQvolution”), who manufactured the predecessor to the Faro Laser Scanner LS, and we expect to complete the move of the manufacturing of iQvolutions’s products to our Swiss factory in the third quarter of 2005. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2006.

In our previously filed Form 10-K for 2004 we said that we expected to recognize expenses of approximately $2 million in 2005 as calculated under the Black-Scholes method of SFAS 123, related to our expected adoption of SFAS 123(R) for the expensing of stock options. We will not recognize these expenses in 2005 because the SEC has delayed the required implementation date of this rule to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. This allows the Company to defer the effect of SFAS 123(R) until the first quarter of 2006.

Our effective tax rate in the first half of 2005 was 17.4%, slightly lower than the first half of 2004, which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates in foreign jurisdictions. We expect the blended (consolidated) tax rate to be between 15% and 20% for 2005, and this could fluctuate depending upon, among other things, our ability to use more previously reserved net operating loss carry-forwards and the proportion of income in foreign jurisdictions. See “Critical Accounting Policies - Income Taxes” below. In the full year 2003 and 2004 we have been able to use previously reserved net operating loss carry-forwards, which have reduced our effective tax rate to 12.3% in 2003 and 2.3% in 2004.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in the second quarter of 2005.

We have had twelve consecutive profitable quarters through July 2, 2005. This followed a period of losses in 2001 and the first half of 2002, which resulted from an economic slowdown in manufacturing in 2001, and expenses arising from the acquisition in January 2002 of SpatialMetriX Corporation (SMX). Our sales growth and return to profitability since then was a result of a number of factors including the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm and Digital Template products in 2004, the addition in 2005 of our Faro Laser Scanner LS product, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount at the end of the second quarter of 2005 and 2004 was 226 and 141, respectively. The Digital Template and Faro Laser Scanner products are very recent additions to our product line and did not represent a significant part of our second quarter 2005 growth.

The Company reports both sales and new orders in its quarterly earnings releases. In the second quarter of 2005, new order bookings were approximately $34.5 million, an increase of $12.6 million, or 57.5% compared with approximately $21.9 million in the year-ago quarter. New orders increased 64.4% in the Americas to $14.3 million, from $8.7 million in the second quarter of 2004. New orders increased 22.2% to $13.2 million in Europe/Africa from $10.8 million in the second quarter of 2004. In Asia/Pacific new orders grew 119% to $7.0 million from $3.2 million in the second quarter of 2004.

On November 25, 2003, Cimcore-Romer filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm,  infringe U.S. Patent 5,829,148 ('148 patent).  On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent.  In that lawsuit, we claimed that we do not infringe the '148 patent and that the '148 patent is invalid. The District Court has not yet ruled on our allegation that the '148 patent is invalid. A hearing regarding damages has not been held, nor has the court enjoined us from selling the FARO Arm.  A jury trial is scheduled to commence on the issues of invalidity and damages on November 22, 2005.

            On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. Faro believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts.  Accordingly, we cannot assure you that the revised products will not be deemed to infringe the ‘148 patent.

            On July 26, 2005, in light of the en banc ruling in Edward H. Phillips v. AWH Corporation, we filed a request for reconsideration by the court of its summary judgment ruling.  In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted our request that the '148 patent be reexamined.  After investigating and analyzing the Cimcore-Romer infringement claims, we believe that they are without merit, and we plan to continue to defend against them vigorously.  In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us.  An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Results of Operations

Three Months Ended July 2, 2005 Compared to the Three Months Ended July 3, 2004

Sales increased by $6.8 million or 28.2% from $24.1 million for the three months ended July 3, 2004 to $30.9 million for the three months ended July 2, 2005. This increase resulted primarily from higher product sales and the result of an increase in the number of sales people worldwide. Sales in the Americas region increased $4.7 million or 45.6% to $15.0 million for the three months ended July 2, 2005 from $10.3 million in the three months ended July 3, 2004. Sales in the Europe/Africa region increased $1.3 million or 12.0%, to $12.1 million for the three months ended July 2, 2005 from $10.8 million in the three months ended July 3, 2004. Sales in the Asia/Pacific region increased $0.8 million or 26.7% to $3.8 million for the three months ended July 2, 2005 from $3.0 million in the three months ended July 3, 2004.

Gross profit increased by $3.2 million or 21.1% from $15.2 million for the three months ended July 3, 2004 to $18.4 million for the three months ended July 2, 2005. Gross margin percentage decreased to 59.5% for the three months ended July 2, 2005 from 63.2% for the three months ended July 3, 2004. Gross margin decreased primarily because of higher price discounts and the acquisition of iQvolution. Gross margin decreased by approximately 1.3% in the second quarter due to the impact from the iQvolution acquisition.

Selling expenses increased by $3.2 million or 51.6% from $6.2 million for three months ended July 3, 2004 to $9.4 million for the three months ended July 2, 2005. This increase was primarily due to higher compensation expense of $1.0 million, higher commissions of $908,000, higher marketing costs of $879,000 and higher product demonstration costs of $303,000. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 85 or 60.3%, from 141 to 226 between July 3, 2004 and July 2, 2005. Regionally, our sales and marketing headcount increased by 35 or 81.4% in the Americas, from 43 to 78, by 21 or 28.4% in Europe/Africa, from 74 to 95, and by 29 or 120.8% in Asia/Pacific, from 24 to 53 between July 3, 2004 and July 2, 2005. Our sales growth is driven to a large extent by the growth in the number of sales people we have, and there is a natural lag between our hiring and their becoming fully productive. As a percentage of sales, selling expenses increased to 30.4% of sales in the three months ended July 2, 2005 from 25.7% in the three months ended July 3, 2004. Regionally, selling expenses were 27.7% in the Americas for the quarter, compared to 26.1% in the year-ago quarter, 31.0% for Europe/Africa compared to 27.1%, and 38.5% compared to 20.6% for Asia/Pacific.

General and administrative expenses increased by $1.8 million or 69.2% from $2.6 million for the three months ended July 3, 2004 to $4.4 million for the three months ended July 2, 2005. This increase resulted primarily from higher salaries and bonuses of $0.8 million and higher professional and legal fees of $0.7 million. Professional and legal expenses in the second quarter of 2005 were higher than the second quarter of 2004 relating to legal expenses associated with the defense of the patent infringement suit filed in November 2003 by Cimcore-Romer of $336,000 (see further discussion in part II, Item 1 below) and for our Sarbanes-Oxley 404 compliance of $313,000. General and administrative expenses as a percentage of sales increased to 14.2% for the three months ended July 2, 2005 from 10.8% for the three months ended July 3, 2004. Regionally, general and administrative expenses were 19.8% in the Americas for the quarter, compared to 17.5% in the year-ago quarter, 9.7% for Europe/Africa compared to 5.7%, and 5.6% compared to 6.8% for Asia/Pacific, respectively.

Depreciation and amortization expenses increased by $251,000 from $538,000 for the three months ended July 3, 2004 to $789,000 for the three months ended July 2, 2005 as a result of increases in depreciation of new equipment.

Research and development expenses increased by $0.4 million or 33.3% from $1.2 million for the three months ended July 3, 2004 to $1.6 million for the three months ended July 2, 2005. This increase resulted primarily from an increase in salaries and payments to subcontractors of $0.3 million. Research and development expenses as a percentage of sales increased to 5.2% for the three months ended July 2, 2005 from 5.0% for the three months ended July 3, 2004.

Interest income, net of interest expense increased by $22,000 from $72,000 for the three months ended July 3, 2004, to $94,000 for the three months ended July 2, 2005.

Other (expense) income, net decreased by $284,000 to an expense of $111,000 for the three months ended July 2, 2005 from income of $173,000 for the three months ended July 3, 2004. This decrease was primarily due to an increase of $261,000 in foreign exchange losses.

Income tax expense decreased by $447,000 from $760,000 for the three months ended July 3, 2004 to $313,000 for the three months ended July 2, 2005. This decrease is primarily due to a decrease in taxable income. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.7 million and $3.4 million at July 2, 2005 and December 31, 2004, respectively. The related valuation allowance was $1.9 million and $1.6 million at July 2, 2005 and December 31, 2004, respectively.

Net income decreased by $2.2 million from $4.1 million for the three months ended July 3, 2004 to $1.9 million for the three months ended July 2, 2005 as a result of lower gross margins and higher operating expenses as a percentage of sales, as described above.

Six Months Ended July 2, 2005 Compared to the Six Months Ended July 3, 2004

Sales increased by $13.4 million or 29.7% from $45.1 million for the six months ended July 3, 2004 to $58.5 million for the six months ended July 2, 2005. This increase resulted primarily from higher product sales and the result of an increase in the number of sales people worldwide. Sales in the Americas region increased $7.1 million or 37.8% to $25.9 million for the six months ended July 2, 2005 from $18.8 million in the six months ended July 3, 2004. Sales in the Europe/Africa region increased $3.0 million or 14.4%, to $23.9 million for the six months ended July 2, 2005 from $20.9 million in the six months ended July 3, 2004. Sales in the Asia/Pacific region increased $3.2 million or 59.3% to $8.6 million for the six months ended July 2, 2005 from $5.4 million in the six months ended July 3, 2004.

Gross profit increased by $7.0 million or 24.4% from $28.7 million for the six months ended July 3, 2004 to $35.7 million for the six months ended July 2, 2005. Gross margin percentage decreased to 61.0% for the six months ended July 2, 2005 from 63.6% for the six months ended July 3, 2004. Gross margin decreased primarily because of higher price discounts and the acquisition of iQvolution. Gross margin decreased by approximately 0.6% in the second quarter due to the impact from the iQvolution acquisition.

Selling expenses increased by $5.2 million or 44.1% from $11.8 million for the six months ended July 3, 2004 to $17.0 million for the six months ended July 2, 2005. This increase was primarily due to higher compensation expense of $2.0 million, higher commissions of $1.6 million, higher marketing costs of $1.4 million and higher product demonstration costs of $250,000. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 85 or 60.3%, from 141 to 226 between July 3, 2004 and July 2, 2005. Regionally, our sales and marketing headcount increased by 35 or 81.4% in the Americas, from 43 to 78, by 21 or 28.4% in Europe/Africa, from 74 to 95, and by 29 or 120.8% in Asia/Pacific, from 24 to 53 between July 3, 2004 and July 2, 2005. Our sales growth is driven to a large extent by the growth in the number of sales people we have, and there is a natural lag between our hiring and their becoming fully productive. As a percentage of sales, selling expenses increased to 29.1% of sales in the six months ended July 2, 2005 from 26.2% in the six months ended July 3, 2004. Regionally, selling expenses were 27.8% in the Americas for the six months ended July 2, 2005, compared to 29.0% in the year-ago period, 29.6% for Europe/Africa compared to 25.2%, and 31.6% compared to 19.9% for Asia/Pacific, respectively. The company had backlog of $1.3 million, $1.0 million and $3.8 million in the Americas, Europe/Africa and Asia/Pacific, respectively at the end of the quarter, indicating positive results from the increase in headcount and related expenses in the Asia/Pacific region.

General and administrative expenses increased by $2.6 million or 50.0% from $5.2 million for the six months ended July 3, 2004 to $7.8 million for the six months ended July 2, 2005. This increase resulted primarily from higher salaries and bonuses of $1.4 million and higher professional and legal fees of $1.3 million, partially offset by a decrease in bad debt losses. Professional and legal expenses were higher in the first half of 2005 than the first half of 2004 relating to our patent infringement dispute with Cimcore-Romer of $442,000 (see further discussion in part II, Item 1 below), Sarbanes-Oxley 404 compliance of $694,000 and fees related to our S-3 shelf registration of $176,000. General and administrative expenses as a percentage of sales increased to 13.3% for the six months ended July 2, 2005 from 11.5% for the six months ended July 3, 2004. Regionally, general and administrative expenses were 20.5% in the Americas for the six months ended July 2, 2005, compared to 19.0% in the year-ago period, 9.0% for Europe/Africa compared to 6.0%, and 4.2% compared to 5.8% for Asia/Pacific.

Depreciation and amortization expenses increased by $386,000 from $1.1 million for the six months ended July 3, 2004 to $1.5 million for the six months ended July 2, 2005 as a result of increases in depreciation of new equipment and amortization of newly acquired intangibles.

Research and development expenses increased by $312,000 or 12.0% from $2.6 million for the six months ended July 3, 2004 to $3.0 million for the six months ended July 2, 2005. Research and development expenses as a percentage of sales decreased to 5.1% for the six months ended July 2, 2005 from 5.8% for the six months ended July 3, 2004.

Interest income, net of interest expense increased by $81,000 from $143,000 for the six months ended July 3, 2004, to $224,000 for the six months ended July 2, 2005.

Other (expense) income, net decreased by $518,000 to an expense of $139,000 for the six months ended July 2, 2005 from income of $379,000 for the six months ended July 3, 2004. This decrease was primarily due to foreign exchange losses.

Income tax expense decreased by $388,000 from $1.5 million for the six months ended July 3, 2004 to $1.1 million for the six months ended July 2, 2005. This decrease is primarily due to a decrease in taxable income. For the six months ended July 2, 2005, approximately $635,000 was added to deferred income taxes as a result of the generation of net operating loss carryforwards. Of this amount, management has recorded a valuation allowance of $635,000, as it is more likely than not that these amounts will not be realized based on current estimates of future income. For the six months ended July 2, 2005, management utilized $337,000 of net operating loss carryforwards as a result of income in certain jurisdictions, for which a valuation allowance had been applied. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.7 million and $3.4 million at July 2, 2005 and December 31, 2004, respectively. The related valuation allowance was $1.9 million and $1.6 million at July 2, 2005 and December 31, 2004, respectively.

Net income decreased by $1.6 million from $7.0 million for the six months ended July 3, 2004 to $5.4 million for the six months ended July 2, 2005 as a result of the factors described above.

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

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. This agreement was renewed and is due to mature on August 31, 2005. The facility bears an interest rate at LIBOR plus 1.75%. The Company has not drawn on this line of credit. Management are currently assessing their needs in regards to the potential renewal of this agreement.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date, we have not raised any capital under this Form S-3 Registration Statement.

Cash used in operating activities was approximately $4.5 million in the first six months of 2005, a decrease of approximately $4.8 million from the first six months of the prior year. The $4.8 million decrease reflects a decline in operating income combined with an increase in accounts receivable.

Cash used in investing activities was approximately $354,000 in the first six months of 2005, a decrease of approximately $6.0 million from the first six months of the prior year, primarily reflecting deployment of cash balances from short-term investments of approximately $11.8 million, the purchase of capital equipment of $674,000, and our acquisition of iQvolution of $5.1 million.

Cash provided by financing activities was approximately $272,000 in the first six months of 2005, primarily reflecting proceeds from the exercise of stock options.

We believe that our working capital, together with anticipated cash flow from our operations, our credit facility, and previously announced shelf registration will be sufficient to fund our long-term liquidity requirements.

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

The Reserve for Obsolescence - Since the amount of inventoriable cost that we will truly recoup through sales cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Accordingly, a reserve in an amount equal to 100% of the cost of such inventory is recorded in order to reduce the carrying value to net realizable value. While such write-offs have historically been within its expectations, we cannot guarantee this will continue in the future.

Income Taxes - We review our deferred income taxes on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

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

Significant judgment is required to determine our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS No. 5, “Accounting for loss contingencies”. Some of the uncertainties arise as a result of inter-company arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities.

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

Change in Accounting Method

During the second quarter of 2005, the Company changed its method of computing the pricing of inventory from average cost to FIFO. This change was made as a result of an inventory system conversion, to allow for improved system efficiencies. The underlying calculation between average cost and FIFO cost is not materially different. This change did not have a material impact on the results of operations for the second quarter of 2005, and is not expected to have a material impact for the full year or future years.

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

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, approximately 55% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 25, 2003, Cimcore-Romer filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm,  infringe U.S. Patent 5,829,148 ('148 patent).  On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent.  In that lawsuit, we claimed that we do not infringe the '148 patent and that the '148 patent is invalid. The District Court has not yet ruled on our allegation that the '148 patent is invalid. A hearing regarding damages has not been held, nor has the court enjoined us from selling the FARO Arm.  A jury trial is scheduled to commence on the issues of invalidity and damages on November 22, 2005.

            On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. Faro believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts.  Accordingly, we cannot assure you that the revised products will not be deemed to infringe the ‘148 patent.

            On July 26, 2005, in light of the en banc ruling in Edward H. Phillips v. AWH Corporation, we filed a request for reconsideration by the court of its summary judgment ruling.  In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted our request that the '148 patent be reexamined.  After investigating and analyzing the Cimcore-Romer infringement claims, we believe that they are without merit, and we plan to continue to defend against them vigorously.  In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us.  An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 17, 2005. At such Meeting, Messrs. Gregory A. Fraser and Stephen R. Cole were elected, each to serve on the Company’s Board of Directors for a term of three years. The terms of office of Messrs. Norman Schipper, Hubert D’Amours, John Caldwell, Andre Julien, and Simon Raab continued after the meeting. The number of votes cast for, the number of votes withheld, and the number of broker non-votes with respect to the directors elected at the meeting were as follows:

	For	Witheld	Broker Non-Votes

Gregory A. Fraser	10,617,408	2,342,284	1,447,585

Stephen R. Cole	10,647,524	2,312,168	1,447,585

Item 5. Other Information

None.

Item 6. Exhibits

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: August 9, 2005	By:	/s/ Barbara R. Smith

Barbara R. Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)