Form 10-Q
period 2005-10-01
FARO TECHNOLOGIES INC
filed 2005-11-09
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2005 was 14,458,623.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended October 1, 2005

INDEX

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements
a)	Consolidated Balance Sheets (Unaudited)
	As of October 1, 2005 and December 31, 2004	3

b)	Consolidated Statements of Income (Unaudited)
	For the Three Months and Nine Months Ended October 1, 2005 and October 2, 2004	4

c)	Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended October 1, 2005 and October 2, 2004	5

d)	Notes to Consolidated Financial Statements (Unaudited)
	For the Nine Months Ended October 1, 2005 and October 2, 2004	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

CERTIFICATIONS		24-27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 1,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$10,959	$16,357
Short-term investments	10,990	22,485
Accounts receivable, net	28,424	22,484
Inventories	26,069	16,378
Deferred income taxes, net	2,772	744
Prepaid expenses and other current assets	2,943	2,538
Total current assets	82,157	80,986
Property and Equipment:
Machinery and equipment	6,630	4,352
Furniture and fixtures	2,881	2,394
Leasehold improvements	1,635	910
Property and equipment at cost	11,146	7,656
Less: accumulated depreciation and amortization	(5,297)	(3,641)
Property and equipment, net	5,849	4,015
Goodwill	14,030	8,077
Intangible assets, net	6,900	3,568
Service Inventory	3,826	4,159
Deferred income taxes, net	3,286	4,273
Total Assets	$116,048	$105,078
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,355	$4,736
Accrued liabilities	6,416	7,252
Income taxes payable	995	104
Current portion of unearned service revenues	2,230	2,663
Customer deposits	306	441
Current portion of long-term debt and obligations under capital leases	104	104
Total current liabilities	16,406	15,300
Unearned service revenues - less current portion	1,557	474
Long-term debt and obligations under capital leases - less current portion	254	146
Total Liabilities	18,217	15,920
Commitments and contingencies - See Note O
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,455,222 and 14,004,092 issued; 14,252,778 and 13,964,092 outstanding, respectively	14	14
Additional paid-in-capital	82,641	78,282
Deferred compensation	221	505
Retained earnings	17,073	9,077
Accumulated other comprehensive (loss) income	(1,967)	1,431
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total shareholders' equity	97,831	89,158
Total Liabilities and Shareholders' Equity	$116,048	$105,078

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004

SALES	$32,598	$23,376	$91,109	$68,478
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	14,913	8,619	37,691	25,029
Gross profit	17,685	14,757	53,418	43,449

OPERATING EXPENSES:
Selling	8,631	5,803	25,654	17,600
General and administrative	3,169	3,217	11,005	8,416
Depreciation and amortization	967	567	2,447	1,661
Research and development	1,864	1,336	4,824	3,984
Total operating expenses	14,631	10,923	43,930	31,661
INCOME FROM OPERATIONS	3,054	3,834	9,488	11,788

OTHER INCOME (EXPENSE)
Interest income	116	86	419	234
Other (expense) income, net	(191)	(164)	(330)	215
Interest expense	(4)	(1)	(83)	(6)
INCOME BEFORE INCOME TAX	2,975	3,755	9,494	12,231

INCOME TAX EXPENSE	360	690	1,498	2,215
NET INCOME	$2,615	$3,065	$7,996	$10,016

NET INCOME PER SHARE - BASIC	$0.18	$0.22	$0.56	$0.73

NET INCOME PER SHARE - DILUTED	$0.18	$0.22	$0.56	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	Oct 1,	Oct 2,
(in thousands)	2005	2004
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$7,996	$10,016
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	2,447	1,661
Income tax benefit from exercise of stock options	407	2,237
Deferred income taxes	(1,041)	(588)
Employee stock option (income) expense	(175)	47
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(7,409)	(1,672)
Inventories	(10,169)	(6,865)
Prepaid expenses and other current assets	(302)	(875)
Increase (decrease) in:
Accounts payable and accrued liabilities	(772)	(215)
Income taxes payable	924	(794)
Customer deposits	(187)	(219)
Unearned service revenues	833	625

Net cash (used in) provided by operating activities	(7,448)	3,358

INVESTING ACTIVITIES:
Acquisition of iQvolution	(6,385)	—
Purchases of property and equipment	(2,936)	(1,969)
Payments for intangible assets	(174)	(584)
Purchases of short-term investments	(3,300)	(28,418)
Proceeds from short-term investments	14,795	21,370

Net cash provided by (used in) investing activities	2,000	(9,601)

FINANCING ACTIVITIES:
Payments on line of credit and capital leases	(26)	24
Proceeds from issuance of stock, net	344	1,122
Net cash provided by financing activities	318	1,146

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(268)	(154)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,398)	(5,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,357	17,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,959	$12,174

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended October 1, 2005 and October 2, 2004
(Unaudited)
(in thousands, except share and per share data, or as otherwise noted)

NOTE A - DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the Faro Arm, Faro Scan Arm, Digital Template and Faro Gage, all articulated electromechanical measuring devices, and the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, countertop manufacturers and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

NOTE B - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments, consisting of only normal recurring items, considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the nine months ended October 1, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE D - RECLASSIFICATIONS

Certain amounts have been reclassified to conform to the current period presentation.

NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all periods or only to prior interim periods in the year of adoption of this statement. The requirements of SFAS No. 123R were effective for interim or fiscal periods beginning after June 15, 2005. The SEC has delayed the required implementation date of this rule to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123R effective January 1, 2006, but is currently determining which transition method it will adopt and is evaluating the impact SFAS No. 123R will have on its financial position, results of operations and cash flows when SFAS No. 123R is adopted, including potentially accelerating the vesting of options prior to December 31, 2005.

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value based method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
Net income, as reported	$2,615	$3,065	$7,996	$10,016

Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(72)	(1)	(109)	30

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(667)	(461)	(1,894)	(757)
Pro forma net income	$1,876	$2,603	$5,993	$9,289

Earnings per share:
Basic - as reported	$0.18	$0.22	$0.56	$0.73
Basic - pro forma	$0.13	$0.19	$0.42	$0.68
Diluted - as reported	$0.18	$0.22	$0.56	$0.72
Diluted - pro forma	$0.13	$0.19	$0.42	$0.67

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	Oct 1, 2005	Oct 2, 2004
Cash paid for interest	$82	$6
Cash paid for income taxes	982	—
Cash received from income tax refund	1,161	—

Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$3,504	$—
Retirement of fully depreciated property and equipment	—	4,016

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Oct 1, 2005	Dec. 31, 2004
Accounts receivable	$28,685	$22,823
Allowance for doubtful accounts	(261)	(339)
Total	$28,424	$22,484

NOTE I - INVENTORIES

Commencing January of 2005, the Company implemented a new enterprise resource planning (“ERP”) system. In order to ensure that the system had been properly implemented, management tested the physical inventory in October of 2005. This testing identified a difference between the book balance reflected in the financial records and the physical inventory of approximately $1.6 million related to inventory costing and consumption variances. The Company believes that this represented a significant deficiency with regard to the Company’s internal controls. As a result of the discovery of this significant deficiency, the Company reviewed the inventory and production process maps and controls and implemented changes to its internal control over financial reporting. These changes include, but are not limited to, the security for item card setup and change, cycle count sample sizes and controls over the physical inventory reconciliation process. The implementation of the remediation steps has been completed and the Company has already performed some tests and will continue to test the effectiveness of these remediation steps during the remainder of 2005.

Inventories consist of the following:

	As of	As of
	Oct 1, 2005	Dec. 31, 2004
Raw materials	$11,283	$6,620
Work-in-process	137	428
Finished goods	4,400	1,424
Sales Demonstration Inventory	10,633	8,097
Reserve for Obsolescence	(384)	(191)
Inventory	26,069	16,378
Service Inventory	3,826	4,159
Total	$29,895	$20,537

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	14,247,089	$0.18	13,932,463	$0.22	14,169,733	$0.56	13,677,119	$0.73
Effect of dilutive securities	182,862	$—	132,304	$—	194,195	$—	154,879	$(0.01)
Diluted EPS	14,429,951	$0.18	14,064,767	$0.22	14,363,928	$0.56	13,831,998	$0.72

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Oct 1, 2005	Dec. 31, 2004
Accrued compensation and benefits	$2,334	$3,046
Accrued warranties	848	565
Professional and legal fees	954	930
Other accrued liabilities	2,280	2,711
	$6,416	$7,252

NOTE L - INCOME TAX EXPENSE

The tax provision for the nine months ended October 1, 2005 differs from the tax provision for the nine months ended October 2, 2004, principally due to a decrease in earnings. The effective tax rate for the nine months ended October 1, 2005 was 15.8% which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates and the use of previously reserved net operating loss carryforwards in foreign jurisdictions. For the nine months ended October 1, 2005, approximately $0.9 million was added to deferred income taxes as a result of the generation of net operating loss carryforwards. Of this amount, the Company has recorded a valuation allowance of $0.9 million, as it is more likely than not that these amounts will not be realized based on current estimates of future income. For the nine months ended October 1, 2005, the Company utilized $0.5 million of net operating loss carryforwards as a result of income in certain jurisdictions, for which a valuation allowance had been previously applied. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.9 million and $3.4 million at October 1, 2005 and December 31, 2004, respectively. The related valuation allowance was $2.1 million and $1.6 million at October 1, 2005 and December 31, 2004, respectively.

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

The following table presents information about the Company by geographic area:

	Three Months Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
SALES
Americas Region	$13,479	$9,905	$39,422	$28,728
Europe/Africa Region	10,469	9,928	34,408	30,818
Asia Pacific Region	8,650	3,543	17,279	8,932
TOTAL	$32,598	$23,376	$91,109	$68,478

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings.
	Three Months Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
NET INCOME	$2,615	$3,065	7,996	10,016
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	754	205	(3,398)	(397)
COMPREHENSIVE INCOME	$3,369	$3,270	$4,598	$9,619

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases—The Company is party to leases arising in the normal course of business, including leases with related parties, that expire on or before 2009. Total obligations under these leases will be approximately $1.7 million for 2005.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. Other than this agreement, the Company does not have any long-term commitments for purchases.

Litigation—On November 25, 2003, Cimcore-Romer filed a patent infringement suit against FARO in the Federal District Court for the Southern District of California alleging that certain of the Company’s products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent). On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent. In that lawsuit, the Company claimed that it does not infringe the '148 patent and that the '148 patent is invalid. The District Court has not yet ruled on the Company’s allegation that the '148 patent is invalid.

On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what the Company calls the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts. Accordingly, the Company cannot provide assurance that the revised products will not be deemed to infringe the ‘148 patent.

On September 20, 2005, the Judge presiding over the case withdrew his order of summary infringement and agreed to reconsider his conclusions from the Markman, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement is scheduled for November 14, 2005. In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted FARO’s request that the '148 patent be reexamined. After investigating and analyzing the Cimcore-Romer infringement claims, the Company believes that they are without merit, and plans to continue to defend against them vigorously. In the event of an adverse ruling in the Cimcore-Romer litigation, however, FARO could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by the Company. An adverse decision in the Cimcore-Romer case could materially and adversely affect FARO’s financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense. The Company has spent approximately $0.8 million in legal fees in the first nine months of 2005 in connection with this case.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P - CREDIT FACILITY

The Company has an available line of credit of $5 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of October 1, 2005 and December 31, 2004, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit is due on demand. There were no amounts outstanding under the line of credit at October 1, 2005 or October 2, 2004.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, headquartered in Ludwigsburg, Germany, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $4.3 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, are being held in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. There were no predetermined milestone dates that expired in the third quarter that would trigger payment of additional consideration. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter relating to the settlement of a purchase price adjustment clause within the purchase agreement. During the third quarter, approximately $3.8 million of the purchase price was allocated to intangible assets reflecting the company's estimate of the fair value of technology and software assets acquired. The current purchase price and the allocation between goodwill and intangible assets is subject to adjustment in subsequent quarters based on the completion of post-acquisition due diligence.

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma results of operations for the three and nine months ended October 1, 2005 and October 2, 2004 are presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Three Months Ended		Nine Months Ended
(unaudited)	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
Revenues	$32,598	$24,845	$91,480	$72,928
Net income	$2,615	$2,811	$7,280	$9,245
Income per share:
Basic	$0.18	$0.20	$0.51	$0.67
Diluted	$0.18	$0.20	$0.51	$0.66

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

FARO Technologies, Inc. (“FARO”, the “Company”, ”us”, “we”, or “our”) has made "forward-looking statements" in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective," "project," "forecast," "target" and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time.

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

•
fluctuations in our annual and quarterly operating results as a result of a number of factors including, but not limited to litigation brought against us, quality issues with our products, excess or obsolete inventory, raw material price fluctuations, expansion of our manufacturing capability and other inflationary pressures;

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
•
our inability to keep our financial results within our target goals as a result of various potential factors such as investments in potential acquisitions or strategic sales, product or other initiatives, shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

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

Overview

The Company designs, develops, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company will sell under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3D crime scene information. The Company continues to hire new sales people with building construction and law enforcement experience for these market segments. The Company's products have been purchased by approximately 3,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to expand in international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in the fourth quarter of 2004. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first nine months of 2005 43.2% of our sales were in the Americas compared to 42.0% in the first nine months of 2004, 37.8% were in the Europe/Africa region compared to 45.0% in the first nine months of 2004 and 19.0% were in the Asia/Pacific region, compared to 13.0% in the first nine months of 2004 (see also Note M Geographic Data to the financial statements above). Although we expect variations in the percentage of our sales in the Asia/Pacific region from quarter to quarter going forward, we generally expect higher percentage sales growth in the Asia/Pacific region than the other regions in the remainder of 2005 and in 2006 as a result of our new sales offices in China, India and South Korea, and the addition of sales personnel and the opening of a service center in our Japan office. We opened an Asia/Pacific regional headquarters in Singapore in the third quarter of 2005 and we expect to open a manufacturing plant there in the fourth quarter of 2005.

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Digital Template, Faro Laser Scanner LS and Faro Laser Tracker 3-D measurement equipment, and their related software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology. Royalties from licensing agreements were $542,000 and $656,000 in the first nine months of 2005 and 2004, respectively.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004and our Faro Laser Tracker product in the second quarter of 2005. The production of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. In March 2005 we acquired iQvolution AG (“iQvolution”), who manufactured the predecessor to the Faro Laser Scanner LS, and we completed the move of the manufacturing of iQvolution’s products to our Swiss factory in the third quarter of 2005. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2006.

In our previously filed Form 10-K for 2004 we said that we expected to recognize expenses of approximately $2 million in 2005 as calculated under the Black-Scholes method of SFAS No. 123, related to our expected adoption of SFAS No. 123(R) for the expensing of stock options. We will not recognize these expenses in 2005 because the SEC has delayed the required implementation date of this rule to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. This allows the Company to defer the effect of SFAS No. 123(R) until the first quarter of 2006.

Our effective tax rate in the first nine months of 2005 was 15.8%, slightly lower than the first nine months of 2004, which continues to be lower than the statutory tax rate in the United States resulting primarily from favorable tax rates in foreign jurisdictions. We expect the blended (consolidated) tax rate to be between 15% and 17% for 2005, and this could fluctuate depending upon, among other things, our ability to use more previously reserved net operating loss carry-forwards and the proportion of income in foreign jurisdictions. See “Critical Accounting Policies - Income Taxes” below. In the full year 2003 and 2004 we have been able to use previously reserved net operating loss carry-forwards, which reduced our effective tax rate to 12.3% in 2003 and 2.3% in 2004.

Accounting for wholly-owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized during 2005.

We have had thirteen consecutive profitable quarters through October 1, 2005. This followed a period of losses in 2001 and the first half of 2002, which resulted from an economic slowdown in manufacturing in 2001, and expenses arising from the acquisition in January 2002 of SpatialMetriX Corporation (SMX). Our sales growth and return to profitability since then was a result of a number of factors including the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm and Digital Template products in 2004, the addition in 2005 of our Faro Laser Scanner LS product, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount grew by 103 or 63.2% from 163 at October 2, 2004 to 266 at October 1, 2005. The Digital Template and Faro Laser Scanner products are very recent additions to our product line and did not represent a significant part of our third quarter 2005 growth.

The Company reports both sales and new orders in its quarterly earnings releases. In the third quarter of 2005, new order bookings were approximately $29.5 million, an increase of $6.5 million, or 28.3% compared with approximately $23.0 million in the year-ago quarter. New orders increased 20.4% in the Americas to $13.0 million, from $10.8 million in the third quarter of 2004. New orders increased 15.1% to $10.7 million in Europe/Africa from $9.3 million in the third quarter of 2004. In Asia/Pacific new orders grew 100% to $5.8 million from $2.9 million in the third quarter of 2004.

On November 25, 2003, Cimcore-Romer filed a patent infringement suit against FARO in the Federal District Court for the Southern District of California alleging that certain of the Company’s products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent). On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent. In that lawsuit, the Company claimed that it does not infringe the '148 patent and that the '148 patent is invalid. The District Court has not yet ruled on FARO’s allegation that the '148 patent is invalid.

On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts. Accordingly, the Company cannot provide assurance that the revised products will not be deemed to infringe the ‘148 patent.

On September 20, 2005, the Judge presiding over the case withdrew his order of summary infringement and agreed to reconsider his conclusions from the Markman, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement is scheduled for November 14, 2005. In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted our request that the '148 patent be reexamined. After investigating and analyzing the Cimcore-Romer infringement claims, we believe that they are without merit, and we plan to continue to defend against them vigorously. In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us. An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense. The Company has spent approximately $0.8 million in legal fees in the first nine months of 2005 in connection with this case.

Results of Operations

Three Months Ended October 1, 2005 Compared to the Three Months Ended October 2, 2004

Sales increased by $9.2 million or 39.3% from $23.4 million for the three months ended October 2, 2004 to $32.6 million for the three months ended October 1, 2005. This increase resulted primarily from higher product sales due to the effect of an increase in the number of sales people worldwide. Sales in the Americas region increased $3.5 million or 35.0% to $13.5 million for the three months ended October 1, 2005 from $10.0 million in the three months ended October 2, 2004. Sales in the Europe/Africa region increased $0.6 million or 6.1%, to $10.5 million for the three months ended October 1, 2005 from $9.9 million in the three months ended October 2, 2004. Sales in the Asia/Pacific region increased $5.1 million or 146% to $8.6 million for the three months ended October 1, 2005 from $3.5 million in the three months ended October 2, 2004.

Gross profit increased by $2.9 million or 19.6% from $14.8 million for the three months ended October 2, 2004 to $17.7 million for the three months ended October 1, 2005. Gross margin percentage decreased to 54.3% for the three months ended October 1, 2005 from 63.2% for the three months ended October 2, 2004. Gross margin decreased primarily because of an adjustment to cost of goods of approximately $1.6 million related to inventory costing and consumption variances arising from the Company’s implementation of a new enterprise resource planning (“ERP”) system. (See Item 4. Controls and Procedures below)

Selling expenses increased by $2.8 million or 48.3% from $5.8 million for three months ended October 2, 2004 to $8.6 million for the three months ended October 1, 2005. This increase was primarily due to higher compensation and commission expense of $2.2 million, higher marketing costs of $0.5 million and higher product demonstration costs of $0.1 million. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 103 or 63.2%, from 163 to 266 between October 2, 2004 and October 1, 2005. Regionally, our sales and marketing headcount increased by 24 or 44.4% in the Americas, from 54 to 78, by 35 or 46.1% in Europe/Africa, from 76 to 111, and by 44 or 133% in Asia/Pacific, from 33 to 77 between October 2, 2004 and October 1, 2005. Our sales growth is driven to a large extent by the growth in the number of sales people we have, and there is a natural lag between our hiring and their becoming fully productive. As a percentage of sales, selling expenses increased to 26.4% of sales in the three months ended October 1, 2005 from 24.8% in the three months ended October 2, 2004. Regionally, selling expenses were 25.1% in the Americas for the quarter, compared to 23.0% in the year-ago quarter, 30.4% for Europe/Africa compared to 26.0%, and 23.5% compared to 27.9% for Asia/Pacific.

General and administrative expenses were unchanged at $3.2 million for the three months ended October 2, 2004 and October 1, 2005. General and administrative expenses as a percentage of sales decreased to 9.8% for the three months ended October 1, 2005 from 13.7% for the three months ended October 2, 2004 due to increased sales volume in the current quarter. Regionally, general and administrative expenses were 15.0% in the Americas for the quarter, compared to 18.0% in the year-ago quarter, 6.5% for Europe/Africa compared to 11.2%, and 4.7% compared to 5.6% for Asia/Pacific, respectively.

Depreciation and amortization expenses increased by $0.4 million from $0.6 million for the three months ended October 2, 2004 to $1.0 million for the three months ended October 1, 2005 as a result of increases in depreciation of new equipment and amortization of newly acquired intangibles.

Research and development expenses increased by $0.6 million or 46.2% from $1.3 million for the three months ended October 2, 2004 to $1.9 million for the three months ended October 1, 2005. This increase resulted primarily from an increase in salaries and payments to subcontractors of $0.3 million. Research and development expenses as a percentage of sales increased to 5.8% for the three months ended October 1, 2005 from 5.6% for the three months ended October 2, 2004.

Interest income, net increased by $30,000 from $86,000 for the three months ended October 2, 2004, to $116,000 for the three months ended October 1, 2005 due to an increase in interest rates, partially offset by a reduction in total cash and short-term investments.

Other (expense) income, net increased by $27,000 to an expense of $191,000 for the three months ended October 1, 2005 from expense of $164,000 for the three months ended October 2, 2004.

Income tax expense decreased by $0.3 million from $0.7 million for the three months ended October 2, 2004 to $0.4 million for the three months ended October 1, 2005. This decrease is primarily due to a decrease in taxable income. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.9 million and $3.4 million at October 1, 2005 and December 31, 2004, respectively. The related valuation allowance was $2.1 million and $1.6 million at October 1, 2005 and December 31, 2004, respectively.

Net income decreased by $0.5 million from $3.1 million for the three months ended October 2, 2004 to $2.6 million for the three months ended October 1, 2005 as a result of the factors described above.

Nine Months Ended October 1, 2005 Compared to the Nine Months Ended October 2, 2004

Sales increased by $22.6 million or 33.0% from $68.5 million for the nine months ended October 2, 2004 to $91.1 million for the nine months ended October 1, 2005. This increase resulted primarily from higher product sales due to the effect of an increase in the number of sales people worldwide. Sales in the Americas region increased $10.6 million or 36.8% to $39.4 million for the nine months ended October 1, 2005 from $28.8 million in the nine months ended October 2, 2004. Sales in the Europe/Africa region increased $3.6 million or 11.7%, to $34.4 million for the nine months ended October 1, 2005 from $30.8 million in the nine months ended October 2, 2004. Sales in the Asia/Pacific region increased $8.4 million or 94.4% to $17.3 million for the nine months ended October 1, 2005 from $8.9 million in the nine months ended October 2, 2004.

Gross profit increased by $9.9 million or 22.8% from $43.5 million for the nine months ended October 2, 2004 to $53.4 million for the nine months ended October 1, 2005. Gross margin percentage decreased to 58.6% for the nine months ended October 1, 2005 from 63.5% for the nine months ended October 2, 2004. Gross margin decreased primarily because of higher price discounts, the acquisition of iQvolution, and an adjustment to cost of goods of approximately $1.6 million related to inventory costing and consumption variances arising from the Company’s implementation of a new enterprise resource planning (“ERP”) system. (See Item 4. Controls and Procedures below)

Selling expenses increased by $8.1 million or 46.0% from $17.6 million for the nine months ended October 2, 2004 to $25.7 million for the nine months ended October 1, 2005. This increase was primarily due to higher compensation and commission expense of $6.0 million, higher marketing costs of $1.0 million and higher product demonstration costs of $1.1 million. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 103 or 63.2%, from 163 to 266 between October 2, 2004 and October 1, 2005. Regionally, our sales and marketing headcount increased by 24 or 44.4% in the Americas, from 54 to 78, by 35 or 46.1% in Europe/Africa, from 76 to 111, and by 44 or 133% in Asia/Pacific, from 33 to 77 between October 2, 2004 and October 1, 2005. Our sales growth is driven to a large extent by the growth in the number of sales people we have, and there is a natural lag between our hiring and their becoming fully productive. As a percentage of sales, selling expenses increased to 28.2% of sales in the nine months ended October 1, 2005 from 25.7% in the nine months ended October 2, 2004. Regionally, selling expenses were 26.3% in the Americas for the nine months ended October 1, 2005, compared to 25.0% in the year-ago period, 29.8% for Europe/Africa compared to 25.6%, and 29.1% compared to 29.5% for Asia/Pacific, respectively. The company had backlog of $0.4 million, $0.7 million and $1.9 million in the Americas, Europe/Africa and Asia/Pacific, respectively at the end of the quarter.

General and administrative expenses increased by $2.6 million or 31.0% from $8.4 million for the nine months ended October 2, 2004 to $11.0 million for the nine months ended October 1, 2005. This increase resulted primarily from higher salaries and bonuses of $1.5 million and higher professional and legal fees of $1.4 million. General and administrative expenses as a percentage of sales decreased to 12.1% for the nine months ended October 1, 2005 from 12.3% for the nine months ended October 2, 2004. Regionally, general and administrative expenses were 18.2% in the Americas for the nine months ended October 1, 2005, compared to 17.6% in the year-ago period, 8.2% for Europe/Africa compared to 7.8%, and 4.7% compared to 7.5% for Asia/Pacific.

Depreciation and amortization expenses increased by $0.7 million from $1.7 million for the nine months ended October 2, 2004 to $2.4 million for the nine months ended October 1, 2005 as a result of increases in depreciation of new equipment and amortization of newly acquired intangibles.

Research and development expenses increased by $0.8 million or 20.0% from $4.0 million for the nine months ended October 2, 2004 to $4.8 million for the nine months ended October 1, 2005. Research and development expenses as a percentage of sales decreased to 5.3% for the nine months ended October 1, 2005 from 5.8% for the nine months ended October 2, 2004.

Interest income, net increased by $185,000 from $234,000 for the nine months ended October 2, 2004, to $419,000 for the nine months ended October 1, 2005 due to an increase in interest rates, partially offset by a reduction in total cash and short-term investments.

Other (expense) income, net decreased by $545,000 to an expense of $330,000 for the nine months ended October 1, 2005 from income of $215,000 for the nine months ended October 2, 2004. This decrease was primarily due to foreign exchange losses.

Income tax expense decreased by $0.7 million from $2.2 million for the nine months ended October 2, 2004 to $1.5 million for the nine months ended October 1, 2005. This decrease is primarily due to a decrease in taxable income. For the nine months ended October 1, 2005, approximately $0.8 million was added to deferred income taxes as a result of the generation of net operating loss carryforwards in certain tax jurisdictions. Of this amount, the Company has recorded a valuation allowance of $0.8 million, as it is more likely than not that these amounts will not be realized based on current estimates of future income in those jurisdictions. For the nine months ended October 1, 2005, the Company utilized $0.4 million of net operating loss carryforwards as a result of income in certain jurisdictions, for which a valuation allowance had been previously applied. Total deferred income taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $3.9 million and $3.4 million at October 1, 2005 and December 31, 2004, respectively. The related valuation allowance was $2.1 million and $1.6 million at October 1, 2005 and December 31, 2004, respectively.

Net income decreased by $2.0 million from $10.0 million for the nine months ended October 2, 2004 to $8.0 million for the nine months ended October 1, 2005 as a result of the factors described above.

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

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. This agreement was renewed and is due upon demand. The facility bears an interest rate at LIBOR plus 1.75%. The Company has not drawn on this line of credit.

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

Cash and cash equivalents at October 1, 2005 were $11.0 million, compared to $16.4 million at December 31, 2004. The decrease of $5.4 million was primarily attributable to net income of $8.0 million, non-cash charges of $1.6 million, proceeds from sales of investments of $11.5 million and proceeds of $0.3 million from employee stock plan activity. This was offset by changes in operating assets and liabilities of $17.1 million, cash used for the purchase of iQvolution of $6.4 million, cash used for the purchase of property and equipment and payments for intangible assets of $3.1 million and the effect of exchange rate changes on cash of $0.3 million.

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

The Reserve for Obsolescence - Since the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Accordingly, a reserve in an amount equal to 100% of the cost of such inventory is recorded in order to reduce the carrying value to net realizable value. While such write-offs have historically been within expectations, we cannot guarantee this will continue in the future.

Income Taxes - We review our deferred income taxes on a regular basis to evaluate their recoverability based on projections of future taxable income in each jurisiction and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

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

The Reserve For Warranties - The Company establishes a liability for twelve-month warranties included with the initial purchase price of the equipment by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company reevaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of machines remaining under warranty and the remaining number of months each machine will be under warranty. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expires on February 28, 2006, and the Company has a five-year renewal option. Base rent during renewal periods will reflect changes in the U.S. Bureau of Labor Statistics Consumer Price Index for all Urban Consumers. Management is currently assessing its needs in regards to the potential renewal of this agreement.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, management has concluded that such disclosure controls and procedures were, as a result of the inventory-related reason stated in the following paragraph, ineffective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Commencing January of 2005, the Company implemented a new enterprise resource planning (“ERP”) system. In order to ensure that the system had been properly implemented, management tested the physical inventory in October of 2005. This testing identified a difference between the book balance reflected in the financial records and the physical inventory of approximately $1.6 million related to inventory costing and consumption variances. The Company believes that this represented a significant deficiency with regard to the Company’s internal controls. As a result of the discovery of this significant deficiency, the Company reviewed the inventory and production process maps and controls and implemented changes to its internal control over financial reporting. These changes include, but are not limited to, the security for item card setup and change, cycle count sample sizes and controls over the physical inventory reconciliation process. The implementation of the remediation steps has been completed and the Company has already performed some tests and will continue to test the effectiveness of these remediation steps during the remainder of 2005.

The changes in the company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter and nine months ended October 1, 2005. There were no other changes in the Company’s internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 20, 2005, the Judge presiding over the case withdrew his order of summary judgment of infringement and agreed to reconsider his conclusions from the Markman, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement is scheduled for November 14, 2005. In addition, the U.S. Patent and Trademark Office has determined that a substantial new question of patentability exists and has granted our request that the '148 patent be reexamined. After investigating and analyzing the Cimcore-Romer infringement claims, we believe that they are without merit, and we plan to continue to defend against them vigorously. In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us. An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

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

None.

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

FARO Technologies, Inc.
(Registrant)

Date: November 8, 2005	By:	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)