Form 10-K
period 2005-12-31
FARO TECHNOLOGIES INC
filed 2006-06-29
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 0-23081
FARO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Technology Park, Lake Mary, FL	32746
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (407) 333-9911

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

As of June 19, 2006, there were outstanding 14,349,726 shares of common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 19, 2006 was $168 million based on the last sale on such date on the NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

i

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target, “ “goal” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include among others those under “Cautionary Statements” and elsewhere in this report and the following:

•	our inability to further penetrate our customer base;

•	development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	our ability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consumated;

•	the cyclical nature of the industries of our customers and the financial condition of our customers;

•	the fact that the market potential for the CAM2 market and the potential adoption rate for our products are difficult to quantify and predict;

•
the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion and ultimate outcome of infringement claims against us, including the pending suit by Hexagon’s Cimcore-Romer subsidiary against us;

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of our manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (x) the timing and market acceptance of new products and product enhancements, (xi) customer order deferrals in anticipation of new products and product enhancements, (xii) our success in expanding our sales and marketing programs, (xiii) costs associated with opening new sales offices outside of the United States, (xiv) fluctuations in revenue without proportionate adjustments in fixed costs, (xv) the efficiencies achieved in managing inventories and fixed assets, (xvi) investments in potential acquisitions or strategic sales, product or other initiatives, (xvii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xviii) adverse changes in the manufacturing industry and general economic conditions, and (xiv) other factors including the cost of investigation and ongoing litigation expenses noted herein;

•	the outcome of the purported class action lawsuit;

•	our inability to successfully implement the requirements of Restriction of use of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) compliance into our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•
risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•
our inability to maintain our level of sales or grow sales in China as a result of, among other things, the impact of our investigation of potential violations of the Foreign Corrupt Practices Act and modifications to our business practices in China;

•	higher than expected increases in expenses relating to our Asia Pacific expansion or our Swiss manufacturing facility;

•	our inability to find less expensive alternatives to stock options to attract and retain employees;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage our growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms; and

•	the matters set forth under “Cautionary Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 1.	Business.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company sells under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3-D crime scene information. As of June 2006, the Company’s products have been purchased by approximately 4,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We were founded in 1982 and we re-incorporated in Florida in 1992. Our worldwide headquarters are located at 125 Technology Park, Lake Mary, Florida 32746, and our telephone number is (407) 333-9911.

Industry Background

The Company believes that there are three principal forces driving the need for its products and services: 1) the widespread use by manufacturers of CAD in product development which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, and 3) the inability of traditional measurement devices to address many manufacturing problems, especially those related to large components for products such as automobiles, aircraft, heavy duty construction equipment, factory retrofits and countertops.

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

Although hand-measurement tools are often appropriate for simple geometric measurements, including hole diameters or length and width of a rectangular component, their use for complex part measurements, such as the fender of a car, is limited. Also these devices do not allow for the measurements to be directly compared to the CAD model of the part. Test fixtures (customized fixed tools used to make comparative measurements of complex production parts to “master parts”) are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to compare the dimensions of an object with its CAD model. Traditional templates made of wood or Styrofoam for countertop design are prone to breakage and dimensional errors. The template making process is time consuming as well.

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

FARO Products

The Faro Arm. The Faro Arm is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a computer, and software programs under the acronym CAM2.

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

❑
Computer - The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measuring device, computer and installed software are sold as a system. The computers are not manufactured by the Company, but are purchased from various suppliers.

❑	CAM2 Software - See separate section on CAM2 Software below.

The Digital Template. A lower accuracy articulated arm device targeted at the home remodeling market. This device is designed to replace traditional physical templates used in countertop, cabinet and other home remodeling applications.

The Faro Scan Arm. The Faro Scan Arm is a Faro Arm equipped with a combination of a hard probe (like that in the Faro Arm) and a non-contact line laser probe. This product provides our customers the ability to measure their products without touching them.

The Faro Gage. Sold as a combination of an articulated arm device with a computer and software, the Faro Gage is a smaller, higher accuracy version of the Faro Arm product. What distinguishes the Faro Gage from the Faro Arm are the special mounting features and the basic software which are unique to the Faro Gage. The Faro Gage is targeted at machine tools, and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. As such, the CAM2 software developed for this device features basic 2-D and 3-D measurements common to these applications. (See also “Faro Gage Software” below.)

The Faro Laser Tracker. A combination of a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

❑
Laser Tracker - The Faro Laser Tracker utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and/or in-process. With its greater angular resolution, repeatability, and accuracy, the Faro Laser Tracker advances already-proven tracker technology. Among its many enhanced features is SuperADM, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

❑	Computer - See description under Faro Arm above.

❑	CAM2 Software -- See separate section on CAM2 software below.

The Faro Laser Scanner LS. The FARO Laser Scanner LS utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as a factory. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and in general, capturing large volumes of three-dimensional data. Laser scanning technology simplifies modeling, reduces project time and maintains or increases the accuracy of the image. The resulting data is used with major CAD systems or FARO’s own proprietary software for the applications listed above.

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

❑
CAM2 Measure X allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure X is offered with the Faro Arm and the Faro Laser Tracker.

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

Laser Scanner LS Software. The Company has a number of programs available for its Laser Scanner LS product, as follows:

❑	Faro Scout is a powerful software tool for displaying 3-D measurements and navigation in huge pointclouds.

❑	Faro Scene is software for displaying, analyzing, administration and editing of 3-D measurements in huge pointclouds including registration of multiple pointclouds.

❑
Farocloud for AutoCAD supports the visualization and analysis of millions of 3-D points in the well known AutoCAD software environment. As-built documentation of industrial structures, historic buildings or many more applications are possible.

❑	Faroworks is a web-based tool for the administration of complex projects and navigation from floorplan to scan with links to measurements.

❑	Walkinside is a high performance 3-D viewer with full room measurement and other features.

Customers

As of June 2006, the Company’s products have been purchased by approximately 4,900 customers worldwide, including small machine shops, large manufacturing and industrial companies, home improvement shops, universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of 8.9% of the Company’s total revenues in 2005. No customer represented more than 2.5% of the Company’s sales in 2005.

Sales and Marketing

The Company directs its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is in the Company’s headquarters in Lake Mary, Florida and the Europe/Africa regional headquarters is in Stuttgart, Germany. The Company opened a regional headquarters for the Asia/Pacific region in Singapore in 2005. At December 31, 2005 the Company employed 86, 113, and 83 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Brazil, Germany, United Kingdom, France, Spain, Italy, Poland, Netherlands, India, South Korea, China, Singapore, Malaysia, Vietnam, and Japan. See Footnote 20 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company’s foreign and domestic operations and export sales required by this Item.

The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. With the exception of the digital template product which is sold by Faro Arm sales people, each product has a separate sales force, reporting to regional sales managers for all products. The Company employs a variety of marketing techniques to promote brand awareness and customer identification.

Research and Development

The Company believes that its future success depends on its ability to maintain technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company’s existing technological base, and the enhancement and development of additional applications for its products.

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company’s research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company’s engineering development efforts will continue to focus on enhancing our existing products and developing new products for the CAM2 market.

At December 31, 2005, the Company employed 55 scientists and technicians in its research and development efforts. Research and development expenses were approximately $6.4 million in 2005 as compared to $5.4 million in 2004 and $4.5 million in 2003. We believe that the continual development or acquisition of innovative new products is critical to our future success. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

The Company holds or has pending 68 patents in the United States and related patents worldwide. The Company also has 23 registered or pending trademarks in the United States and worldwide.

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

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition. The Company has been defending itself in a patent infringement suit brought against the Company by Cimcore-Romer (a subsidiary of Hexagon) on November 25, 2003. (See Item 3 - Legal Proceedings)

Manufacturing and Assembly

The Company manufactures its products at its headquarters in Lake Mary, Florida, and at its plants in Kennett Square, Pennsylvania, Schaffhausen, Switzerland, Stuttgart, Germany, and Singapore. Manufacturing consists primarily of assembling finished products with components and subassemblies, purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. In limited circumstances, the Company performs in-house circuit board assembly and part machining.

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as the business evolves and has chosen English as the standard business language for its operations. This decision is expected to significantly influence the Company’s operations and documentation globally. This has been done in concert with the ISO Standard Registrar, and is expected to increase customer confidence in the Company’s products and services worldwide.

The Company takes a global approach to ISO registration, seeking to have all locations registered with identical scope of accreditation and capabilities for the products generated and serviced. In 2004 FARO took this to the highest level possible. Our manufacturing sites in Lake Mary, Kennett Square, Stuttgart, and Schaffhausen are now jointly registered to ISO-9001:2000. In addition, our service sites in the United States, Germany, Switzerland, Japan, China, and Brazil have been jointly accredited to ISO-17025 for Calibration and Certification Laboratories by the Laboratory Accreditation Bureau.

Competition

Our portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications which, in addition to portable articulated arms, laser tracker and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, and handheld measurement tools. The broad market for measurement devices is highly competitive. In the Faro Gage product line, we compete with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the Faro Arm, Faro Scan Arm, Faro Laser Tracker, and Faro Laser Scanner LS product lines, we compete primarily with Hexagon Metrology, a division of Hexagon. We also compete in these product lines with a number of other smaller competitors.

We will be required to make continued investments in technology and product development to maintain the technological advantage that we believe we currently have over our competition. Some of our competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than we possess. Moreover, we cannot be certain that our technology or our product development efforts will allow us to successfully compete as the industry evolves. As the market for our portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates. For example, fixed-base CMM manufacturers are introducing CAD-based inspection software in response to the trend toward CAD-based factory floor metrology. In addition, some fixed-base CMM manufacturers are miniaturizing and increasing the mobility of their conventional CMMs.

Government Regulation

Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, securities transactions and disclosures, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. Our foreign operations are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which makes illegal any payments to foreign officials or employees of foreign governments that are intended to induce them to use their influence to assist us or to gain any improper advantage for us. The Company operates in certain regions that are more highly prone to risk under the FCPA.

Manufacturers of electrical goods will become subject to the European Union’s Restrictions of Hazardous Substances, (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives, which take effect during 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components.

We expect that we will have our products in compliance with the RoHS directive in time. However, if we are unable to do so, we would be unable to sell our products in European Union countries, as well as possible several states in the United States and China, which would have a material adverse effect on our sales and results of operation.

Backlog

At December 31, 2005, the Company had orders representing approximately $3.5 million in product sales outstanding. The majority of these specific orders were shipped by June 16, 2006, and, as of June 16, 2006, the Company had orders representing approximately $7.3 million in product sales outstanding. At December 31, 2004 and 2003, the Company had orders representing approximately $5.1 million and $7.5 million in product sales outstanding, respectively.

The Company’s decreased backlog at December 31, 2005 is the result of improved order-to-shipment turnaround times for its laser tracker and articulated arm product lines in 2005 to meet customer demand. The Company believes that substantially all of the outstanding sales orders as of June 16, 2006 will be shipped during 2006.

Employees

At December 31, 2005, the Company had 657 full-time employees, consisting of 282 sales and marketing professionals, 134 production staff, 55 research and development staff, 80 administrative staff, and 106 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

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

Item 1A. Risk Factors.

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

Our customers’ buying process for our products is highly decentralized, and therefore, it typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.

Our success will depend, in part, on our ability to further penetrate our customer base. During 2005, 40.6% of our revenue was attributable to sales to our existing customers, compared to 52.7% in 2004. If we are not able to continue to penetrate our existing customer base, our sales growth will be impaired. Most of our customers have a decentralized buying process for measurement devices. Thus, we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customers manufacturing facilities or for a specific product line within a manufacturing facility. We cannot be certain that we will be able to maintain or increase the amount of sales to our existing customers.

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

A significant portion of our sales are to manufacturers in the automotive, aerospace and heavy equipment industries. We are dependent upon the continued growth, viability and financial stability of our customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on our revenues and results of operations. In addition, the volume of orders from our customers and the prices of our products may be adversely impacted by decreases in capital spending by a significant portion of our customers during recessionary periods. In addition, we generate significant accounts receivable in connection with providing products and services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay for the products provided by us, our operating results and financial condition would be adversely affected.

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

From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty or licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products or require us to pay damages. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel.

On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). A summary of this litigation is set forth in Item 3 (Legal Proceedings) of this report.

In the event of an adverse ruling in the Cimcore-Romer litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

We may not be able to achieve financial results within our target goals, and our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our ability to achieve financial results that are within our goals is subject to a number of factors, some of which our beyond our control. Moreover, our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause our financial results to fluctuate include those set forth elsewhere in this report and the following:

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions and the effects of governmental or other actions relating to our operations in China;

•
the loss of future business in China as a result of, among other things, the outcome of our investigation into potential violations of the Foreign Corrupt Practices Act including the expense, distraction and changes in personnel, as well as modifications to our business practices and compliance programs;

•	training and ramp-up time for new sales people;

•	investments in technologies and new products;

•	our effective tax rate;

•	the outcomes of the patent infringement lawsuit filed by Cimcore-Romer and the purported class action lawsuit;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	our success in expanding our sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	potential decreases in revenue without proportionate adjustments in fixed costs;

•	the efficiencies achieved in managing inventories and fixed assets;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes; and

•	adverse changes in the manufacturing industry and general economic conditions.

Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future and could cause us to fail to achieve our target financial results.

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

Because the CAM2 market is emerging, the potential size and growth rate of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand at least as quickly as we anticipate, we may not be able to continue our sales growth, which also may affect our profitability.

We market six closely interdependent products (Faro Arm, Digital Template, Scan Arm, Faro Laser Scanner LS, Faro Laser Tracker and Faro Gage) and related software for use in measurement and inspection applications. Substantially all our revenues are currently derived from sales of these products and software and we plan to continue our business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, our financial performance will depend in large part on portable, computer-based measurement and inspection products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

We compete with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than us and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the Faro Gage product line, we compete with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the Faro Arm, Faro Scan Arm, Faro Laser Tracker, and Faro Laser Scanner LS product lines, we compete primarily with Hexagon Metrology, a division of Hexagon. We also compete in these product lines with a number of other smaller competitors.

We will be required to make continued investments in technology and product development to maintain the technological advantage that we believe we currently have over our competition. Some of our competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than we possess. Moreover, we cannot be certain that our technology or our product development efforts will allow us to successfully compete as the industry evolves. As the market for our portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates. For example, fixed-base CMM manufacturers are introducing CAD-based inspection software in response to the trend toward CAD-based factory floor metrology. In addition, some fixed-base CMM manufacturers are miniaturizing and increasing the mobility of their conventional CMMs.

We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.

Since 2000, we have derived approximately half of our sales from international operations. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

Our international operations are subject to various risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade restrictions;

•	governmental restrictions on the transfer of funds to us from our operations outside the United States;

•	burdens of complying with a wide variety of foreign laws and labor practices; and

•	fluctuations in currency exchange rates.

Because our foreign subsidiaries maintain their financial records and statements in their respective local currencies, our consolidated financial results are affected by foreign currency translation adjustments. Moreover, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective.

In addition, our foreign operations are subject to the Foreign Corrupt Practices Act, which makes illegal any payments to foreign officials or employees of foreign governments that are intended to induce them to use their influence to assist us or to gain any improper advantage for us. As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act and other applicable laws. We voluntarily notified the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) of this matter. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs, any of which could have a material adverse effect on the Company business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving such actions is expensive and could consume significant time and attention of our senior management.

We may not be able to identify, consummate or achieve expected benefits from acquisitions.

We have completed three significant acquisitions since our initial public offering in 1997. We may pursue access to additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In the past we have used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively.

Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties including:

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

We may face difficulties managing growth.

If our business continues to grow rapidly in the future, we expect it to result in:

•	increased complexity

•	increased responsibility for existing and new management personnel; and

•	incremental strain on our operations and financial and management systems.

If we are not able to manage future growth, our business, financial condition and operating results may be harmed.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

Outside vendors provide key components used by us in the manufacture of our products. Although we believe that alternative sources for these components are available, any supply interruption in a limited source component would harm our ability to manufacture our products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown to us, or incompatible with our manufacturing processes, could harm our ability to manufacture our products. We may not be able to find a sufficient alternative supplier in a reasonable period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the manufacture of components of our potential products, we may experience delays or interruptions in our operations, which would adversely affect our results of operations and financial condition.

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

Our common stock’s market price may also be affected by our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline. Volatility in our stock price may result in your inability to sell your shares at or above the price at which you purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

We are a defendant in several shareholder class-action lawsuits.

We and certain of our officers were named as defendants in purported class action complaints filed in the United States District Court for the Middle District of Florida, Orlando Division. The lead plaintiff in the securities litigation seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. A summary of the securities litigation is set forth in Item 3 (Legal Proceedings) of this report. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the securities litigation, no assurances can be given with respect to the outcome of the securities litigation.

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

Our articles of incorporation, our bylaws and provisions of Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

•	a limitation on shareholders’ ability to call a special meeting of our shareholders;

•	advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings;

•	our classified board of directors, which means that approximately one-third of our directors are elected each year; and

•	the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

The provisions described above could delay or make more difficult transactions involving a change in control of us, or our management.

Item 1B.	Unresolved Staff Comments.

We had no comments from the Securities and Exchange Commission staff regarding the Company’s periodic or current reports under the Securities Exchange Act of 1934 that were unresolved as of the date of filing of this report.

Item 2.	Properties.

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. This facility houses the Company’s U.S. production, research and development, administrative staff and customer service/application operations. The Company’s U.S. sales and marketing headquarters is in a leased building in Lake Mary, Florida consisting approximately 8,200 square feet. Additionally, the Company has a leased facility consisting of two buildings totaling approximately 37,000 square feet located in Kennett Square, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker product lines.

Europe/Africa

The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 62,000 square feet. This facility houses the manufacturing, administration, sales, marketing and service management personnel for the Company’s European operations. Additionally the Company has a leased facility consisting of approximately 16,000 square feet located in Schaffhausen, Switzerland containing manufacturing operations for the Company’s products, which are shipped to customers in Europe, Africa and Asia.

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production and service management personnel for the Company’s Asian operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 5,000 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 11,000 square feet for sales, marketing and service operations.

The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.

The information required by the remainder of this item is incorporated herein by reference to Exhibit 99.1 attached hereto.

Item 3.	Legal Proceedings.

Cimcore-Romer Litigation - On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the ‘148 patent and that the ‘148 patent is invalid.

On July 12, 2005, the court issued an order granting Cimcore-Romer’s motion for summary judgment of infringement of three claims of the ‘148 patent. On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the “infinite rotation feature” by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the ‘148 patent. The revised products have not, however, been considered by the courts. Accordingly, we cannot give assurance that the revised products will not be deemed to infringe the ‘148 patent.

On September 20, 2005, the Court vacated its order of summary judgment of infringement and agreed to reconsider its conclusions from the patent claim construction (“Markman”) ruling, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement occurred on November 14, 2005. On October 18, 2005, the Court issued a revised claim construction that the Company believes materially alters the Court’s previous Markman ruling by substantially narrowing what FARO believes to be key aspects of the claim construction. The Company believes that this narrower claim construction will ultimately lead to a finding that it does not infringe any claim of the ‘148 patent. On November 14, 2005, the Court denied both the Plaintiffs’ Renewed Motion for Summary Judgment of Infringement and the Defendant’s Faro’s Renewed Motion for Summary Judgment of Non-Infringement, and determined that there existed a genuine issue of material fact with respect to whether Faro infringed the assert patent. The case was originally set for trial for January 31, 2006. On January 18, 2006, the Court vacated the trial date and remanded the case to the magistrate for resumption of discovery regarding Plaintiffs’ alleged compliance with the patent marking provisions of 35 U.S.C. § 287 and all related issues. A hearing on Faro’s Motion for Partial Summary Judgment Regarding Plaintiffs’ Failure to Comply With the Patent Marking Provisions of 35 U.S.C. § 287 was held on May 11, 2006. A new trial date has been set for July 17, 2006.

In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office (“PTO”) of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the ‘148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. This narrow claim construction led the PTO to differentiate the claims for the references at issue in the first reexamination. The Company believes that this narrow construction, while allowing the ‘148 claims to be confirmed valid over the aforementioned references in the first reexamination, will prevent the California District Court from ruling that Faro’s products infringe the ‘148 patent. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new “prior art” (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the ‘148 patent. This prior art reference was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

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

Securities Litigation - On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”). On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendents. The amended complaint also names Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

In the amended complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported gross margins and net income were knowingly overstated as a result of manipulation of the Company’s inventory levels, that the Company failed to disclose deficiencies associated with the Company’s implementation and use of its enterprise resource planning system and material requirements planning system, made false and misleading statements regarding the Company’s internal controls, failed to disclose the fact that the Company was accruing commissions and bonuses which would have a material, adverse effect upon the Company’s profitability, and improperly reported sales and net income based, in part, on sales and new orders obtained in violation of the Foreign Corrupt Practices Act.

The Company’s deadline for filing its response to the amended complaint is July 31, 2006. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. The Company intends to file a motion to dismiss. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice - As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that the referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income.  The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respecively.  Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005.   The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting the following remedial measures:

•
Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidating the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•
Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implementing additional training on FCPA and other matters for employees and a confidential compliance reporting system.

The Company reported sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and cessation of improper payments in China may have a significant adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the FCPA cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company will promptly remit any deficiencies after it has completed its investigation. At this time, the Company does not anticipate the amount will have a material effect on its financial condition or results of operations. The Company may be subject to penalties by the Chinese tax authorities, but we are not able to determine the amount, if any, of the assessment.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, par value $.001 per share, began trading on the NASDAQ Stock Market in September 1997 under the symbol FARO. Before that date, there was no established public trading market for the common stock. The following table sets forth the high and low sale price of the Company’s common stock for its two most recent fiscal years:

	2005		2004
	High	Low	High	Low
First Quarter	30.33	22.85	33.23	20.27
Second Quarter	30.31	24.11	27.89	17.63
Third Quarter	28.37	19.14	24.60	18.62
Fourth Quarter	22.47	16.50	31.85	20.55

The Company has not paid any cash dividends on its common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future. As of June 19, 2006 the last sale price of the Company’s common stock was $12.89, and there were 74 holders of record of common stock. The Company believes that there are a significantly larger number of beneficial owners of its common stock.

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

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date, we have not raised any capital under this Form S-3 Registration Statement. The Company must file in a timely manner all reports under the Securities and Exchange Act of 1934 (with certain exceptions) with the SEC for a period of 12 months in order to be able to use its S-3 registration statement.

Item 6.	Selected Financial Data.

	Historical - Year ended December 31,
in thousands, except share and per-share data	2005	2004	2003		2002	2001
Statement of Operations Data:
Sales	$125,590	$97,020	$71,786		$46,246	$36,122

Gross profit	72,932	59,996	42,266		25,137	21,818

Income (loss) from operations	10,226	14,584	7,440		(2,939)	(3,362)

Income (loss) before income taxes	9,898	15,289	9,436	(1)	(1,805)	(2,506)

Net income (loss)	8,179	14,931	8,278		(2,016)	(2,848)

Net income (loss) per common share:
Basic	$0.58	$1.08	$0.68		$(0.17)	$(0.26)
Diluted	$0.57	$1.06	$0.64		$(0.17)	$(0.26)
Weighted average common shares outstanding:
Basic	14,169,140	13,833,590	12,181,221		11,853,732	11,032,449
Diluted	14,442,248	14,023,159	12,845,992		11,853,732	11,032,449

	Historical - as at December 31,
	2005	2004	2003		2002	2001
Consolidated Balance Sheet Data:
Working capital	$64,619	$65,686	$51,368		$18,339	$22,303
Total assets	122,648	105,078	81,914		45,195	39,654
Total debt	340	250	107		1,556	81
Total shareholders’ equity	98,860	89,158	68,921		33,384	32,336

(1) Includes a favorable legal settlement of $1.1 million in other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

We design, develop, manufacture, market and support portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company sells under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3-D crime scene information. As of June 2006, the Company’s products have been purchased by approximately 4,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in 2004. We established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In 2005, 44.5% of our sales were in the Americas compared to 43.0% in 2004, 35.7% were in the Europe/Africa region compared to 44.4% in 2004 and 19.7% were in the Asia/Pacific region, compared to 12.6% in 2004 (see also Note 20 Geographic Data to the financial statements below).

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Faro Laser Tracker and Faro Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We began complete production of the Faro Laser Tracker product in our Swiss plant in 2005. We began to manufacture our Faro Arm products in our Singapore plant in the fourth quarter of 2005 and expect to begin production of our Faro Gage and Faro Laser Tracker there in the first half of 2006. We expect our Singapore plant will take over from our Swiss plant in supplying our Asia/Pacific region’s needs for these products. The manufacture of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. Our Faro Laser Scanner LS product is currently manufactured in our new German facility, located in Stuttgart. We expect all our existing plants to have the production capacity necessary to support our growth, at least through 2006.

As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when  the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that the referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income.  The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respecively.  Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005.   The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting the following remedial measures:

•
Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidating the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•
Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implementing additional training on FCPA and other matters for employees and a confidential compliance reporting system.

The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and the cessation of improper payments in China may have a significant adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the Foreign Corrupt Practices Act cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company will promptly remit any deficiencies after it has completed its investigation. At this time, the Company does not anticipate the amount will have a material effect on its financial condition or results of operations. The Company may be subject to penalties by the Chinese tax authorities, but we are not able to determine the amount, if any, of the assessment.

With respect to the financial performance in 2005, cost of sales consists primarily of material, production overhead and labor. Since our IPO in 1997, annual gross margin has been in the range of 54%-64% of sales. Gross margin for fiscal 2005 was within that range at 58.1%.

Selling expenses as a percentage of sales grew significantly in 2005 to 29.7% compared to 26.7% in 2004. The higher percentage in 2005 was due to the addition of new sales personnel and related costs while the additional sales people become fully trained and productive.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. General and administrative expenses were higher in 2005 due in part to an increase in professional and legal expenses of approximately $2.0 million directly related to increased patent litigation costs, compliance with Sarbanes-Oxley section 404 regarding internal controls and procedures and professional and legal fees resulting from the internal investigation in China.

Research and development expenses represent salaries, equipment and third-party services. We have a commitment to support ongoing research and development and intend to continue to fund these efforts at the level of 5-7% of sales going forward.

We expect to incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123(R) for the expensing of stock options as we vested substantially all of our unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration were $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

In 2005, our worldwide effective tax rate was 17.4%. In 2004 we were able to use previously reserved net operating loss carry-forwards, which combined with our release of $1.7 million in valuation allowance reduced our effective tax rate to 2.3% for 2004. We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2005 have entered into an agreement with the Singapore Economic Development Board for a favorable multi-year income tax rate commitment covering our Singapore headquarters and manufacturing operations. (See Critical Accounting Policies - Income Taxes below).

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in 2005, 2004, or 2003.

We have had fourteen consecutive profitable quarters through December 31, 2005. Our sales growth and profitability has been a result of a number of factors, including: the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount in 2005, 2004 and 2003 was 289, 167, and 120, respectively.

In 2003, the Company recorded approximately $1.1 million in other income as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

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

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date, we have not raised any capital under this Form S-3 Registration Statement. The Company must file in a timely manner all reports under the Securities and Exchange Act of 1934 (with certain exceptions) with the SEC for a period of 12 months in order to be able to use its S-3 registration statement. (See also Liquidity and Capital Resources below).

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of income:

	Years ended December 31,
	2005	2004	2003
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	41.9%	38.2%	41.1%

Gross margin	58.1%	61.8%	58.9%

Operating expenses:
Selling	29.7%	26.7%	25.6%
General and administrative	12.4%	12.1%	13.7%
Depreciation and amortization	2.7%	2.4%	3.0%
Research and development	5.1%	5.6%	6.3%
Total operating expenses	49.9%	46.8%	48.5%
Income from operations	8.2%	15.0%	10.4%
Interest income	0.6%	0.4%	0.1%
Other income, net	(0.6%)	0.4%	2.7%
Interest expense	(0.1%)	(0.0%)	(0.1%)
Income before income taxes	8.1%	15.8%	13.1%
Income tax expense	1.5%	0.4%	1.6%
Net income	6.6%	15.4%	11.5%

2005 Compared to 2004

Sales.   Sales increased $28.6 million or 29.5% from $97.0 million for the year ended December 31, 2004 to $125.6 million for the year ended December 31, 2005. This increase resulted from higher unit sales of the Faro Arm, Faro Laser Tracker and Faro Gage products, the introduction of the Faro Laser Scanner LS and the effect of an overall increase in headcount in sales and marketing of 122, or 73.1% from 167 in 2004 to 289 in 2005. Geographically, sales increased $14.1 million or 33.8% in the Americas, $1.8 million or 4.2% in Europe/Africa, and $12.6 million or 103.3% in the Asia/Pacific region. Our sales growth is driven to a large extent by the growth in the number of sales people we have. We expect that new sales people will have a learning curve of 6-12 months. In 2005 our sales and marketing headcount increased 63.0% from 54 to 88 in the Americas, 53.9% from 76 to 117 in Europe/Africa, and 127.0% from 37 to 84 in the Asia/Pacific region. We cannot quantify the impact, if any, on future sales in China resulting from actions taken to ensure compliance with all applicable foreign and US regulations.

Gross profit.   Gross profit increased $12.9 million or 21.5% from $60.0 million for the year ended December 31, 2004 to $72.9 million for the year ended December 31, 2005. Gross margin decreased from 61.8% for the year ended December 31, 2004 to 58.1% for the year ended December 31, 2005 due primarily to product mix, higher service costs and price discounts.

Selling expenses.   Selling expenses increased by $11.4 million or 44.0%, from $25.9 million for the year ended December 31, 2004 to $37.3 million for the year ended December 31, 2005. This increase was a result of higher commissions related to increased volume of $3.1 million, higher salaries of $4.6 million related to the increase in sales and marketing personnel, higher product demonstration costs of $0.6 million and higher marketing costs of $3.1 million. As a percentage of sales, selling expenses increased to 29.7% of sales in 2005 from 26.7% in 2004.

General and administrative expenses.   General and administrative expenses increased by $3.8 million or 32.5% from $11.7 million for the year ended December 31, 2004 to $15.5 million for the year ended December 31, 2005. This increase was due to higher salaries and bonuses of $1.1 million, higher professional and legal fees of $2.7 million, of which $1.3 million was related to patent litigation, and higher facilities and rent of $0.6 million, partially offset by reduced stock option expense of $0.4 million. General and administrative expenses as percentage of sales rose slightly to 12.4% of sales in 2005 from 12.1% of sales in 2004.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $1.2 million or 52.2% from $2.3 million for the year ended December 31, 2004 to $3.5 million in 2005, due to an increase in depreciation of new equipment from our Asia/Pacific expansion and from additions to our leased space in the U.S., and an increase in amortization from our purchase of iQvolution.

Research and development expenses.   Research and development expenses increased by $1.0 million or 18.5% from $5.4 million for the year ended December 31, 2004 to $6.4 million for the year ended December 31, 2005. This was due to an increase in salaries and bonuses of $0.6 million stemming from the hiring of personnel to support the new Laser Scanner LS and an increase in external services and other project expenses of $0.2 million. Research and development expenses as a percentage of sales were 5.1% in 2005 compared to 5.6% in 2004.

Interest income / expense.   Interest income increased by $0.2 million or 50% from $0.4 million for the year ended December 31, 2004 to $0.6 million for the year ended December 31, 2005 primarily from an increase in interest rates in 2005 which was partially offset by reduced investment balances. Interest expense increased slightly due to our purchase of iQvolution and subsequent retirement of their debt obligations.

Other (expense) income, net. Other (expense) income, net decreased by $1.2 million from income of $0.4 million for the year ended December 31, 2004 to expense of $0.8 million for the year ended December 31, 2005. This decrease was primarily due to foreign exchange losses of $0.8 million in 2005.

Income tax expense.   Income tax expense increased $1.3 million from $0.4 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005. The effective tax rate in 2005 was 17.4% of income before income tax compared to 2.3% in 2004. The primary reason for the higher tax rate was the prior year tax benefit attributable to a reduction in the valuation allowance of approximately $3.2 million. Of that reduction, $1.5 million related to usage of “net operating losses” in foreign jurisdictions and $1.7 million of the reduction in the valuation allowance related to the partial release of the valuation allowance taken in the fourth quarter of 2004 on foreign deferred tax assets which the Company believed were more likely than not to be realized. The Company has $6.0 million in net deferred tax assets remaining, which will more likely than not be realized in 2006 and thereafter if the Company remains consistently profitable (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $0.4 million in 2005 for the income tax benefit received from the exercise of unqualified stock options by employees.

Net income. Net income decreased $6.7 million or 45.0% from $14.9 million for the year ended December 31, 2004 to $8.2 million for the year ended December 31, 2005 as a result of the factors described above.

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

Selling expenses.   Selling expenses increased by $7.6 million or 41.5%, from $18.3 million for the year ended December 31, 2003 to $25.9 million for the year ended December 31, 2004. This increase was a result of higher commissions of $3.0 million, higher salaries and bonuses of $2.5 million related to the increase in sales and marketing personnel, higher product demonstration costs of $1.2 million and higher marketing costs of $0.9 million. As a percentage of sales, selling expenses increased to 26.7% of sales in 2004 from 25.6% in 2003.

General and administrative expenses.   General and administrative expenses increased by $1.9 million or 19.4% from $9.8 million for the year ended December 31, 2003 to $11.7 million for the year ended December 31, 2004. This increase was due to higher salaries and bonuses of $1.4 million, higher professional and legal fees of $0.8 million and higher facilities and rent of $0.3 million, partially offset by reduced stock option expense of $0.4 million. General and administrative expenses as percentage of sales fell to 12.1% of sales in 2004 from 13.7% of sales in 2003. In filings prior to Form 10-Q for the third quarter of 2004 we represented the cost of employee stock options as a separate line item in our consolidated statements of income. In accordance with SEC Regulation S-X we have eliminated the separate line item for all periods presented, and have included the cost of employee stock options in the appropriate expense category, according to each employee’s function. Virtually all of the employees who had stock options that gave rise to an expense were in administration. As a result, the $9.8 million in general and administration expenses for 2003 reported above is higher than the $9.1 million previously reported in our Form 10-K for 2003 by $0.7 million in employee stock option expense in 2003.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $0.2 million or 10.5% from $2.1 million for the year ended December 31, 2003 to $2.3 million in 2004, due to an increase in depreciation of new equipment and capital leases.

Research and development expenses.   Research and development expenses increased by $0.9 million or 20.2% from $4.5 million for the year ended December 31, 2003 to $5.4 million for the year ended December 31, 2004. This was due to an increase in salaries and bonuses of $0.7 million and an increase in external services and other project expenses of $0.2 million. Research and development expenses as a percentage of sales were 5.6% in 2004 compared to 6.3% in 2003.

Interest income / expense.   Interest income increased by $0.3 million or 334% from $0.1 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004 primarily from an increase in investments in 2004 related to the proceeds from the Company’s sale of stock in November 2003 (see also Overview above and Liquidity and Capital Resources below). Interest expense decreased slightly for the year ended December 31, 2004 (See Liquidity and Capital Resources below).

Other (expense) income, net. Other (expense) income, net decreased by $1.6 million from $2.0 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004. This decrease was primarily due to a settlement of litigation with the former shareholders of SMX for $1.1 million in 2003 (see also Note 2 - Acquisition) and a reduction in foreign exchange gains of $0.2 million in 2004.

Income tax expense.   Income tax expense decreased $0.8 million from $1.2 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004. The effective tax rate in 2004 was 2.3% of income before income tax compared to 12.3% in 2003. The primary reason for the lower than expected tax rate was the tax benefit attributable to a reduction in the valuation allowance of approximately $3.2 million. Of that reduction, $1.5 million relates to usage of “net operating losses” in foreign jurisdictions and $1.7 million of the reduction in the valuation allowance relates to the partial release of the valuation allowance taken in the fourth quarter on foreign deferred tax assets which the Company now believes are more likely than not to be realized. The Company determined that the amount of deferred tax assets relating to the net operating loss carryforwards of foreign subsidiaries was understated by approximately $3.7 million at December 31, 2003. As these net operating loss carryforwards were fully reserved at December 31, 2003 by a valuation allowance, there is no income statement or balance sheet impact to be recognized for 2003. The Company has $5.0 million in net deferred tax assets remaining, which will more likely than not be realized in 2005 and thereafter if the Company remains consistently profitable (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $2.4 million for the income tax benefit received from the exercise of unqualified stock options by employees.

Net income. Net income increased $6.6 million or 79.5% from $8.3 million for the year ended December 31, 2003 to $14.9 million for the year ended December 31, 2004 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.7 million), and its 2003 private placement of its common stock with various institutional investors (approximately $24.9 million).

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5 million. This agreement, which bears interest at the rate of LIBOR plus 1.75%, was renewed in August 2005 and is due on demand. The Company has not drawn on this line of credit. The Company has received a term sheet and is currently negotiating a new loan agreement which is expected to increase the term to three years and increase the amount of the credit line to $30.0 million.

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

Cash and cash equivalents at December 31, 2005 were $9.3 million, compared to $16.4 million at December 31, 2004. The decrease of $7.1 million was primarily attributable to changes in operating assets and liabilities of $14.6 million, cash used for the purchase of iQvolution of $6.4 million and cash used for the purchase of property and equipment and payments for intangible assets of $4.9 million. This was offset by net income of $8.2 million, non-cash charges of $2.9 million, net proceeds from sales of investments of $6.0 million, proceeds of $0.4 million from employee stock plan activity and the effect of exchange rate changes on cash of $1.2 million.

We believe that our working capital, together with anticipated cash flow from our operations, our credit facility and previously announced shelf registration will be sufficient to fund our liquidity requirements through 2006.

Off Balance Sheet Items

The Company is not party to any off-balance sheet items that have not already been appropriately disclosed in these financial statements.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on automotive and other equipment with an initial term of 36 to 60 months and other non-cancelable operating leases, including leases with related parties that expire on or before 2010. These obligations are presented below as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital lease obligations	$227	$119	$104	$4	$-
Operating lease obligations	7,263	2,257	3,318	1,688	-
Purchase obligations	8,044	8,044	-	-	-
Total	$15,534	$10,420	$3,422	$1,692	$-

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At December 31, 2005, the Company had completed the purchase of $0.6 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At December 31, 2005, no products had been purchased under this agreement. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for obsolescence, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

Revenue Recognition

Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

The Reserve for Excess and Obsolete Inventory

Since the amount of inventoriable cost that we will recoup through sales cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds one year of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved for in an amount equal to 100% of the average FIFO cost of such inventory.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes” (SFAS 109), we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has received a favorable multi-year income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS 5, “Accounting for Loss Contingencies.”

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

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expired on February 28, 2006, and is continuing on a month to month basis. The Company expects to renew the lease for an additional 3 - 5 years under similar terms. Base rent under the lease is $398,000 per year.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2006.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued and subsequently revised in December 2003, FIN 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46(R) deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has determined that it is not party to any variable interest entities.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all periods or only to prior interim periods in the year of adoption of this statement. The Company will adopt the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method. The Company accelerated the vesting for substantially all of its outstanding options prior to December 31, 2005, and expects to record minimal expenses for its remaining unvested stock options during 2006. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. The fair value for any future grants will be included in expense over the vesting periods.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2006.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FARO Technologies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 21, 2006 expressed an unqualified opinion on management's assessment of internal controls over financial reporting and an adverse opinion on the Company's internal controls over financial reporting.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II – Valuation and Qualifying Accounts is presented for purposes of addtional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Orlando, Florida
June 21, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated statement of income, shareholders’ equity, and cash flows of FARO Technologies, Inc. and subsidiaries (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Orlando, Florida
February 20, 2004

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,278	$16,357
Short-term investments	16,490	22,485
Accounts receivable, net	28,654	22,484
Inventories	28,650	16,378
Deferred income taxes, net	2,155	744
Prepaid expenses and other current assets	2,200	2,538
Total current assets	87,427	80,986
Property and Equipment:
Machinery and equipment	6,940	4,352
Furniture and fixtures	3,334	2,394
Leasehold improvements	1,710	910
Property and equipment at cost	11,984	7,656
Less: accumulated depreciation and amortization	(5,920)	(3,641)
Property and equipment, net	6,064	4,015
Goodwill	14,574	8,077
Intangible assets, net	6,395	3,568
Service inventory	4,333	4,159
Deferred income taxes, net	3,855	4,273
Total Assets	$122,648	$105,078
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,301	$4,736
Accrued liabilities	5,569	7,252
Income taxes payable	1,406	104
Current portion of unearned service revenues	3,168	2,663
Customer deposits	201	441
Current portion of long-term debt and obligations under capital leases	163	104
Total current liabilities	22,808	15,300
Unearned service revenues - less current portion	803	474
Long-term debt and obligations under capital leases - less current portion	177	146
Total Liabilities	23,788	15,920
Commitments and contingencies - See notes 11 and 16

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,481,178 and 14,004,092 issued; 14,290,917 and 13,964,092 outstanding, respectively	14	14
Additional paid-in-capital	83,792	78,282
Deferred compensation	148	505
Retained earnings	17,256	9,077
Accumulated other comprehensive (loss) income	(2,199)	1,431
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	98,860	89,158
Total Liabilities and Shareholders' Equity	$122,648	$105,078
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except share and per share data)	2005	2004	2003

SALES	$125,590	$97,020	$71,786
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	52,658	37,025	29,520
Gross profit	72,932	59,995	42,266

OPERATING EXPENSES:
Selling	37,274	25,887	18,342
General and administrative	15,539	11,745	9,835
Depreciation and amortization	3,453	2,339	2,119
Research and development	6,440	5,441	4,530

Total operating expenses	62,706	45,412	34,826

INCOME FROM OPERATIONS	10,226	14,583	7,440

OTHER INCOME (EXPENSE)
Interest income	567	356	82
Other (expense) income, net	(806)	362	1,960
Interest expense	(89)	(12)	(46)

INCOME BEFORE INCOME TAX	9,898	15,289	9,436

INCOME TAX EXPENSE	1,719	358	1,158

NET INCOME	$8,179	$14,931	$8,278

NET INCOME PER SHARE - BASIC	$0.58	$1.08	$0.68

NET INCOME PER SHARE - DILUTED	$0.57	$1.06	$0.64

Weighted average shares - Basic	14,169,140	13,833,590	12,181,221

Weighted average shares - Diluted	14,442,248	14,023,159	12,845,992

The accompanying notes are an integral part of these consolidated financial statements.

 FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
						Accumulated
			Additonal		Retained	Other	Common
	Common Stock		Paid-in	Deferred	Earnings	Comprehensive	Stock in
(in thousands, except share data)	Shares	Amounts	Capital	Compensation	(Deficit)	(Loss) Income	Treasury	Total
BALANCE DECEMBER 31, 2002	11,931,726	$12	$49,463	$(15)	$(14,132)	$(1,794)	$(151)	$33,383

Net income					8,278			8,278
Currency translation adjustment, net of tax						1,800		1,800
Comprehensive income								10,078
Options subject to variable accounting			931	(931)				-
Amortization of unearned compensation				719				719
Stock option exercised	528,839	1	1,300					1,301
Settlement of SMX arbitration settled in stock	(99,567)		(1,156)					(1,156)
Tax benefit from employee stock option exercises			1,420					1,420
Issuance of common stock, net of expenses	1,158,000	1	23,175					23,176

BALANCE DECEMBER 31, 2003	13,518,998	$14	$75,133	$(227)	$(5,854)	$6	$(151)	$68,921

Net income					14,931			14,931
Currency translation adjustment, net of tax						1,425		1,425
Comprehensive income								16,356
Options subject to variable accounting			(455)	455				-
Amortization of unearned compensation				277				277
Stock option exercised	485,512		1,171					1,171
Tax benefit from employee stock option exercises			2,434					2,434
Cancellation of SMX shares	(418)		(1)					(1)

BALANCE DECEMBER 31, 2004	14,004,092	$14	$78,282	$505	$9,077	$1,431	$(151)	$89,158

Net income					8,179			8,179
Currency translation adjustment, net of tax						(3,630)		(3,630)
Comprehensive income								4,549
Options subject to variable accounting			207	(207)				-
Amortization of unearned compensation				(150)				(150)
Amortization of restricted stock units			93					93
Accrual for iQvolution milestone earn-outs			675					675
Stock issued for iQvolution milestone earn-outs	12,183		252					252
Stock options exercised	137,499		340					340
Tax benefit from employee stock option exercises			382					382
Stock issued for iQvolution purchase	152,292		3,499					3,499
Board compensation	24,851		62					62

BALANCE DECEMBER 31, 2005	14,330,917	$14	$83,792	$148	$17,256	$(2,199)	$(151)	$98,860

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$8,179	$14,931	$8,278
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	3,453	2,339	2,119
Settlement of SMX arbitration received in stock	-	-	(1,156)
Provision for bad debts	112	154	140
Income tax benefit from exercise of stock options	382	2,434	1,420
Deferred income taxes	(854)	(3,309)	(1,709)
Employee stock plans (income) expense	(57)	277	719
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(7,830)	(5,474)	(898)
Inventories	(13,788)	(5,354)	(4,996)
Prepaid expenses and other current assets	508	(1,019)	(229)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,309	2,138	961
Income taxes payable	1,454	(502)	(321)
Customer deposits	(302)	69	245
Unearned service revenues	1,030	611	102
Net cash (used in) provided by operating activities	(3,404)	7,295	4,675

INVESTING ACTIVITIES:
Acquisition of iQvolution	(6,385)	-	-
Purchases of property and equipment	(3,937)	(2,451)	(1,430)
Payments for intangible assets	(937)	(1,004)	(868)
Proceeds from repayment of notes receivable	-	-	1,240
Purchases of short-term investments	(10,900)	(30,390)	(15,847)
Proceeds from short-term investments	16,895	23,942	1,675
Net cash used in investing activities	(5,264)	(9,903)	(15,230)

FINANCING ACTIVITIES:
Payments on line of credit, capital leases and long-term debt	(34)	(38)	(1,459)
Proceeds from issuance of stock, net	402	1,171	24,478
Net cash provided by financing activities	368	1,133	23,019

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,221	407	937

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,079)	(1,068)	13,401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,357	17,425	4,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,278	$16,357	$17,425

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(in thousands, except share and per share data, or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business— FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the Faro Arm, Faro Scan Arm, Digital Template and Faro Gage, all articulated electromechanical measuring devices, and the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, countertop manufacturers and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive (loss) income.

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $7,336 and $14,044 as of December 31, 2005 and 2004, respectively.

Short-term investments—Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations, and are held at fair value.

Management determines the appropriate classification of its short-term investments at the time of the purchase and reevaluates such determinations at each balance sheet date. The Company’s short-term investments are diversified among high credit quality securities in accordance with the Company’s investment policy.

Accounts receivable and related allowance for doubtful accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues, and historical write-off percentages. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of income. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment. During the second quarter of 2005, the Company changed its method of computing the pricing of inventory from average cost to FIFO. This change was made as a result of an inventory system conversion, to allow for improved system efficiencies. The underlying calculation between average cost and FIFO cost is not materially different. This change did not have a material impact on the results of operations for the fiscal 2005 total year.

Property and Equipment—Property and equipment purchases exceeding a thousand dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery and equipment	2 to 5 years
Furniture and fixtures	3 to 10 years

Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease, not to exceed 7 years.

Depreciation expense was $2,154, $1,453 and $1,132 in 2005, 2004 and 2003, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

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

Other acquired intangibles principally include core technology, existing product technology and customer relationships that arose in connection with the acquisition of CATS GmbH and iQvolution AG (See note 2). Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 15 years.

Patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents.

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

Income Taxes— We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes” (SFAS 109), we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has received a favorable multi-year income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS 5, “Accounting for Loss Contingencies.”

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

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

Stock-Based Compensation— In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003.

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$8,179	$14,931	$8,278
(Deduct) Add: Stock-based employee compensation (income) expense included in reported net income, net of related tax effects	(94)	173	448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,468)	(1,358)	(317)
Pro forma net income	$617	$13,746	$8,409

Earnings per share:
Basic - as reported	$0.58	$1.08	$0.68
Basic - pro forma	$0.04	$0.99	$0.69
Diluted - as reported	$0.57	$1.06	$0.64
Diluted - pro forma	$0.04	$0.98	$0.65

*The years ended 2005, 2004, and 2003 assume a U.S. tax rate of 37.6%.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.30% to 4.47%	2.54% to 3.82%	2.48% to 3.43%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	5 years	3 - 10 years
Stock price volatility	62.7%	80.5%	74.20%

Long-Lived Assets—Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no financial impact on the results of operations or financial position of the Company. During the fourth quarter of 2005, management reviewed the Company’s long-lived assets and concluded that there was no impairment of these assets for the year ended December 31, 2005.

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

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued and subsequently revised in December of 2003, FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46(R) deferred the effective date of FIN 46 to the first reporting period ending after December 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has determined that it is not party to any variable interest entities.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all periods or only to prior interim periods in the year of adoption of this statement. The Company will adopt the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method.

The Company accelerated the vesting for substantially all of its outstanding options prior to December 31, 2005, and expects to record minimal expenses for its remaining unvested stock options during 2006. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration were $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs. The fair value for any future grants will be included in expense over the vesting periods.

Reclassification - Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.

  2. ACQUISITION

iQvolution - On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG (“iQvolution”). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter relating to the settlement of a purchase price adjustment clause within the purchase agreement. In the fourth quarter of 2005, 12,183 shares were issued as a result of the successful qualification of milestones, with a corresponding addition to goodwill of $252. At December 31, 2005, there were 150,261 shares being held in escrow. In February of 2006, 43,871 shares were issued as a result of milestones being met, for which $675 was accrued into goodwill and additional paid-in capital at December 31, 2005. An additional 1,288 shares were returned to the Company in February 2006 for cancellation as a result of milestone disqualification.

During the third quarter, approximately $3.8 million of the purchase price was allocated to intangible assets reflecting the Company’s preliminary estimate of the fair value of technology and software assets acquired. The hardware assets acquired were valued at approximately $2.3 million with an estimated life of 17 years, while the software assets were valued at approximately $1.6 million with an estimated life of 10 years. As of December 31, 2005, these estimates were in the process of being reviewed and validated by a third party. The current purchase price and the allocation between goodwill and intangible assets is subject to adjustment before the March 29, 2006 deadline based on the Company’s completion of the purchase accounting for this transaction. The Company completed in the first quarter of 2006 the third party valuation of the assets acquired. The allocation between goodwill and intangible assets was recorded in the first quarter of 2006 and was not materially different from the preliminary estimates. A preliminary beginning balance sheet for iQvolution follows below, as adjusted for purchase accounting items through December 31, 2005.

Assets:
Accounts receivable	$361
Inventories	280
Prepaids	266
Fixed assets	595
Deferred tax assets	141
Intangible assets	3,840
Goodwill	6,803
Total Assets	$12,286
Liabilities
Accounts payable and accruals	$2,235
Long-term debt	167
Total Liabilities	$2,402

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma results of operations for the years ended December 31, 2005 and December 31, 2004 are presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

	Year ended
(unaudited)	Dec 31, 2005	Dec 31, 2004
Revenues	$125,961	$103,022
Net income	$7,463	$13,891
Income per share:
Basic	$0.53	$0.99
Diluted	$0.52	$0.98

SpatialMetrix - On January 16, 2002, the Company acquired SpatialMetriX Corporation (SMX). In 2003 the Company recorded approximately $1.1 million in other (expense) income, net in the accompanying consolidated statements of operations as a result of receiving approximately 100,000 shares of Company stock related to a positive arbitration settlement between the Company and the former SMX shareholders.

3.    SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2005	2004	2003

Cash paid for interest	$91	$12	$47
Cash paid for income taxes	2,027	357	1,526
Cash received from income tax refund	1,161	-	-
Non-cash investing and financing activities:
Value of shares issued for acquisition of iQvolution	3,756	-	-
Fixed assets acquired under capital lease obligations	-	317	61
Retirement of fully depreciated property and equipment	-	4,016	-

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2005	2004	2003
Balance, beginning of year	$339	$255	$852
Provision	112	154	140
Amounts written off, net of recoveries	(237)	(70)	(737)
Balance, end of year	$214	$339	$255

5. SHORT-TERM INVESTMENTS

The underlying investments of the Company’s variable rate municipal bonds are long term tax-exempt municipal bonds. These variable rate municipal bonds mature every seven days, at which time the interest rate adjusts to current market conditions. As they are considered available-for-sale securities, the Company has classified them as short-term investments on the accompanying consolidated balance sheets.

6.    INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$11,621	$6,620
Work-in-process	199	428
Finished goods	4,976	1,424
Sales Demonstration Inventory	12,227	8,097
Reserve for Obsolescence	(373)	(191)
Inventory	28,650	16,378
Service Inventory	4,333	4,159
Total	$32,983	$20,537

7.    GOODWILL

The Company’s goodwill at December 31, 2005 and 2004 is related to its acquisition of three previous businesses. The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the reporting unit’s fair value, the Company utilizes gross profit for each reporting unit and a multiple based on industry averages for each reporting unit and compares this against the carrying value. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2005. As of December 31, 2005 and 2004, the Company did not have any goodwill that was identified as impaired. The increase in goodwill of $6.6 million in 2005 relates primarily to the purchase of iQvolution while the $0.1 million increase in 2004 relates entirely to the translation of foreign currency balances.

8.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2005	2004
Amortizable intangible assets:
Existing product technology	$8,767	$6,616
Patents	2,544	2,625
Other	5,755	5,855
Total	17,066	15,096
Accumulated amortization	(10,921)	(11,778)
Total amortizable intangible assets, net	6,145	3,318
Non-amortizable intangible assets:
Customer lists	250	250
Intangible assets - net	$6,395	$3,568

In 2005, the Company wrote off patents with an original cost of $503 and a net book value of $334 which had been abandoned. Amortization expense was $1,299, $886 and $987, in 2005, 2004, and 2003, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Amount
2006	$1,268
2007	412
2008	387
2009	387
2010	387
Thereafter	3,304
$6,145

9.    ACCRUED LIABILITIES

Accrued Liabilities consist of the following:

	As of	As of
	Apr.1, 2006	Dec. 31, 2005
Accrued compensation and benefits	$2,641	$3,046
Accrued warranties	861	565
Professional and legal fees	1,239	930
Other accrued liabilities	828	2,711
	$5,569	$7,252

Activity related to accrued warranties was as follows:

	December 31,
	2005	2004
Beginning Balance	$565	$590
Provision for warranty expense	1,050	740
Warranty expired	(754)	(765)
Ending Balance	$861	$565

10.    LINE OF CREDIT

The Company has an available line of credit of $5 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of December 31, 2005 and 2004, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit is due on demand. There were no amounts outstanding under the line of credit at December 31, 2005 or 2004.

The Company has received a term sheet and is currently negotiating a new loan agreement which is expected to increase the term to three years and increase the amount of the credit line to $30.0 million.

11.    CAPITAL LEASES AND LONG-TERM DEBT

Required future payments of obligations under capital leases are as follows:

Capital
Lease
Year ending December 31,	Obligations
2006	$124
2007	70
2008	39
2008	4
2009	2
Total future minimum lease payments	239
Less - Amounts representing interest	(11)
Total obligations	228
Less - Current maturities	(119)
$109

  Assets under capital leases were $384 and $406 at December 31, 2005 and 2004, respectively. Accumulated depreciation under capital leases was $235 and $178 at December 31, 2005 and 2004, respectively.

Long-term debt of $112 is included in capital leases and long-term debt in the accompanying consolidated balance sheets as of December 31, 2005. $44 of the long-term debt is due in 2006, with the balance of $68 being due in 2007.

12.    RELATED PARTY TRANSACTIONS

Related party lease—The Company leases its plant and office building from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, our Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expired on February 28, 2006, and is continuing on a month to month basis. The Company expects to renew the lease for an additional 3 - 5 years under similar terms. Rent expense under this lease was approximately $398 in 2005, 2004 and 2003. The Company has determined that the assets subject to this lease are not subject to the requirements of FIN 46(R).

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

13.    OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Years ended December 31,
	2005	2004	2003
Foreign exchange (losses) gains	$(794)	$337	$490
Disposal of patents	(334)	-	-
Litigation settlement	-	-	1,156
Other	322	25	314
Total other (expense) income, net	$(806)	$362	$1,960

14.    INCOME TAXES

Income before income taxes consists of the following:

	Years ended December 31,
	2005	2004	2003
Domestic	$5,304	$5,729	$6,455
Foreign	4,594	9,560	2,981
Income before income taxes	$9,898	$15,289	$9,436

The components of the income tax expense are as follows:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$1,792	$987	$1,535
State	173	65	101
Foreign	1,317	1,316	572
	3,282	2,368	2,208
Deferred:
Federal	(395)	(278)	(985)
State	(38)	(18)	(65)
Foreign	(1,130)	(1,714)	-
	(1,563)	(2,010)	(1,050)
	$1,719	$358	$1,158

Income tax expense for the years ended December 31, 2005, 2004, and 2003 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2005	2004	2003
Tax expense at statutory rate of 35%	$3,464	$5,351	$3,302
State income taxes, net of federal benefit	84	147	292
Foreign tax rate difference	(2,771)	(1,309)	602
Research and development credit	(274)	(270)	(106)
Change in valuation allowance	1,247	(3,191)	(3,974)
Change in foreign tax rate	-	-	381
Other	(31)	(370)	661
Total income tax expense	$1,719	$358	$1,158

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2005	2004
Net deferred income tax asset - Current
Product design costs	$-	$(175)
Intercompany profit in inventory	2,166	993
Warranty costs	242	141
Bad debt reserve	32	9
Inventory reserve	59	-
Unearned service revenue	723	-
Other	4	20
Deferred income tax asset - Current	3,226	988
Valuation Allowance	(1,071)	(244)
Net deferred income tax asset - Current	$2,155	$744

Net deferred income tax asset - Non-current
Depreciation	$886	$853
Goodwill amortization	(880)	(650)
Product design costs	(128)	-
Employee stock options	55	188
Unearned service revenue	199	617
Tax credits	716	1,019
Loss carryforwards	5,422	3,649
Deferred income tax asset - Non-current	6,270	5,676
Valuation Allowance	(2,415)	(1,403)
Net deferred income tax asset - Non-current	$3,855	$4,273

At December 31, 2005 and 2004, the Company’s domestic entities had deferred income tax assets in the amount of $4,074 and $3,306, respectively. The Company has determined that these amounts are fully realizable and have not established any valuation allowance based on the assessment that they are more-likely-than-not to be utilized.

At December 31, 2005 and 2004, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $5,422 and $3,359, respectively. For financial reporting purposes, a valuation allowance of $3,486 and $1,647, respectively has been recognized to offset the deferred tax assets relating to net operating losses.

The Company continues to maintain a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized. The Company increased the overall valuation allowance in 2005 on its deferred tax assets in the amount of $1,839. The increase in the valuation allowance for 2005 relates to the net generation of deferred tax assets in foreign jurisdictions, combined with $809 from the purchase of iQvolution and the release of $44 in valuation allowance in a foreign jurisdiction in the second quarter. The release of the valuation allowance was based on one of its foreign units having demonstrated a history of earnings over the past three years, and with management’s assessment that the unit will be more-likely-than-not to utilize their deferred tax assets. Management calculated the amount to release from the valuation allowance using projections of future taxable earnings over the next two years.

At December 31, 2005 and 2004, the Company had $716 and $1,019 in tax credits, respectively. These credits are related to the Company’s research and development activities and expire in 16 to 20 years. The Company fully expects to realize these credits before expiration.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has received a temporary reduced income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there.

We have not recognized any U.S. tax expense on undistributed international earnings since we intend to reinvest the earnings outside the U.S. for the foreseeable future. Our net undistributed international earnings were approximately $20.6 million and $5.4 million at December 31, 2005, and 2004, respectively.

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

16.    COMMITMENTS AND CONTINGENCIES

Leases—The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, including leases with related parties (see Note 12), in effect at December 31, 2005:

Years ending December 31,	Amount
2006	$2,519
2007	1,823
2008	1,495
2009	1,220
2010	468
Thereafter	-
Total future minimum lease payments	$7,252

Rent expense for 2005, 2004, and 2003, was approximately $2,306, $1,651 and $1,148, respectively.

Patent Litigation— On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the ‘148 patent and that the ‘148 patent is invalid.

On July 12, 2005, the court issued an order granting Cimcore-Romer’s motion for summary judgment of infringement of three claims of the ‘148 patent. On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the “infinite rotation feature” by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the ‘148 patent. The revised products have not, however, been considered by the courts. Accordingly, we cannot give assurance that the revised products will not be deemed to infringe the ‘148 patent.

On September 20, 2005, the Court vacated its order of summary judgment of infringement and agreed to reconsider its conclusions from the patent claim construction (“Markman”) ruling, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement occurred on November 14, 2005. On October 18, 2005, the Court issued a revised claim construction that the Company believes materially alters the Court’s previous Markman ruling by substantially narrowing what FARO believes to be key aspects of the claim construction. The Company believes that this narrower claim construction will ultimately lead to a finding that it does not infringe any claim of the ‘148 patent. On November 14, 2005, the Court denied both the Plaintiffs’ Renewed Motion for Summary Judgment of Infringement and the Defendant’s Faro’s Renewed Motion for Summary Judgment of Non-Infringement, and determined that there existed a genuine issue of material fact with respect to whether Faro infringed the assert patent. The case was originally set for trial for January 31, 2006. On January 18, 2006, the Court vacated the trial date and remanded the case to the magistrate for resumption of discovery regarding Plaintiffs’ alleged compliance with the patent marking provisions of 35 U.S.C. § 287 and all related issues. A hearing on Faro’s Motion for Partial Summary Judgment Regarding Plaintiffs’ Failure to Comply With the Patent Marking Provisions of 35 U.S.C. § 287 was held on May 11, 2006. A new trial date has been set for July 17, 2006.

In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office (“PTO”) of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the ‘148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. This narrow claim construction led the PTO to differentiate the claims for the references at issue in the first reexamination. The Company believes that this narrow construction, while allowing the ‘148 claims to be confirmed valid over the aforementioned references in the first reexamination, will prevent the California District Court from ruling that Faro’s products infringe the ‘148 patent. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new “prior art” (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the ‘148 patent. This prior art reference was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

In the event of an adverse ruling in the Cimcore-Romer litigation, however, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by us. An adverse decision in the Cimcore-Romer case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense

Securities Litigation— On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendents. The amended complaint also names Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

In the amended complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported gross margins and net income were knowingly overstated as a result of manipulation of the Company’s inventory levels, that the Company failed to disclose deficiencies associated with the Company’s implementation and use of its enterprise resource planning system and material requirements planning system, made false and misleading statements regarding the Company’s internal controls; failed to disclose the fact that the Company was accruing commissions and bonuses which would have a material, adverse effect upon the Company’s profitability, and improperly reported sales and net income based, in part, on sales and new orders obtained in violation of the Foreign Corrupt Practices Act.

The Company’s deadline for filing its response to the amended complaint is July 31, 2006. The Company intends to file a motion to dismiss. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At December 31, 2005, the Company had completed the purchase of $0.6 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At December 31, 2005, no products had been purchased under this agreement. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice. - As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when  the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that the referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income.  The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respecively.  Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005.   The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting the following remedial measures:

•
Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific Region and to make recommendations for improvement to the internal control systems.

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidating the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•
Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implementing additional training on FCPA and other matters for employees and a confidential compliance reporting system.

The Company reported sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and cessation of improper payments in China may have a significant adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the FCPA cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company will promptly remit any deficiencies after it has completed its investigation. At this time, the Company does not anticipate the amount will have a material effect on its financial condition or results of operations. The Company may be subject to penalties by the Chinese tax authorities, but we are not able to determine the amount, if any, of the assessment.

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

The Company is authorized to grant options for up to 703,100 shares of common stock under the 1993 Plan, of which 1 option is currently outstanding at an exercise price of $3.60. This option vests over a 3-year period. The Company is also authorized to grant options for up to 1,400,000 shares of common stock under the 1997 Plan, of which 382,047 options are currently outstanding at exercise prices between $1.50 and $27.40. These options vest over a 3-year period. The Company is also authorized to grant up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 80,000 options are currently outstanding at exercise prices between $1.61 and $21.56. Each non-employee director is granted 3,000 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a 3-year period. The Company is also authorized to grant options for up to 1,750,000 shares of common stock under the 2004 Plan, of which 877,986 options are currently outstanding at exercise prices between $19.34 to $31.45, and 57,259 restricted stock units are outstanding at a stock price of $19.49. These options and restricted stock units vest over a 3-year period. The restricted stock unit grants have a performance-based annual vesting on the anniversary date over their respective terms. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

In addition to the four stock option plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of Common Stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable. As of December 31, 2005 and 2004 there were 11,090 and 35,941 shares, respectively, which were accrued but not yet issued in connection with director’s elections.

In the fourth quarter of 2001, the Company cancelled approximately 548,000 “out of the money” options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 62,806 options granted in 2001, under the 1997 Plan and to holders of some of the options cancelled, were subjected to variable accounting treatment. Under FIN 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options based on the Company’s share price until the options are exercised, cancelled or forfeited without replacement. Compensation is dependent on fluctuations in the quoted market prices for the Company’s common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled or forfeited, after which time the compensation will be recognized immediately at each reporting period. With the adoption of FAS 123(R) in January of 2006, FIN 44 will be superseded and the Company will no longer be required to account for these options under variable accounting.

In the fourth quarter of 2005, the Company accelerated the vesting for substantially all of its outstanding options, and expects to record minimal expenses for its remaining unvested stock options during 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. The fair value for any future grants will be included in expense over the vesting periods.

Compensation (income) costs charged to operations associated with the Company’s stock option plans were ($150), $277, and $719 in 2005, 2004, and 2003, respectively. The changes in stock option associated compensation cost were due to the vesting of options combined with market price fluctuations in the Company’s common stock under variable accounting and the accrual of expenses relating to the issuance of restricted stock.

A summary of stock option activity and weighted average exercise prices follows:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,215,240	$13.69	978,952	$2.42	1,554,513	$2.41
Granted	314,123	22.75	750,730	20.86	22,500	5.39
Forfeited	(51,830)	20.06	(28,930)	8.06	(69,222)	2.13
Exercised	(137,499)	2.47	(485,512)	2.41	(528,839)	2.46
Outstanding at end of year	1,340,034	$16.72	1,215,240	$13.69	978,952	$2.42
Outstanding exercisable at year-end	1,329,366	$16.82	339,465	$6.40	501,631	$2.61
Weighted-average fair value of options
granted during the year	$11.03		$13.67		$3.35

A summary of stock options outstanding and exercisable as of December 31, 2005 follows:

		Weighted-Average
	Options	Remaining Contractual Life	Average Exercise	Options	Average Exercise
Exercise Price	Outstanding	(years)	Price	Exercisable	Price
Up to $1.50	30,312	5.84	$1.50	30,312	$1.50
$1.51-$3.00	283,812	6.23	2.23	280,645	2.23
$3.01-$10.00	26,503	6.21	4.46	19,002	4.09
$10.01-$20.00	505,460	8.85	19.27	505,460	19.27
Over $20.00	493,947	8.82	24.03	493,947	24.03
	1,340,034	8.17	$16.72	1,329,366	$16.82

Remaining non-exercisable options as of December 31, 2005 become exercisable as follows:

Years ending December 31,	Amount
2006	10,668
10,668

18.    EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years ended December 31,
	2005		2004		2003
		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	14,169,140	$0.58	13,833,590	$1.08	12,181,221	$0.68

Effect of dilutive securities	273,108	(0.01)	189,569	(0.02)	664,771	(0.04)

Diluted EPS	14,442,248	$0.57	14,023,159	$1.06	12,845,992	$0.64

The effect of 237,419 dilutive securities was not included for 2005 as they were antidilutive.

19.    EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant’s account but cannot exceed 100% of compensation. Costs charged to operations in connection with the Plan during 2005, 2004, and 2003 aggregated $201, $172, and $113, respectively.

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

The following table presents information about the Company by geographic area:

	As of and for the year ended December 31,
	2005		2004		2003
	Sales	Long-lived Assets	Sales	Long-lived Assets	Sales	Long-lived Assets
Americas Region	$55,884	$2,307	$41,680	$2,315	$37,863	$1,467
Europe/Africa Region	44,940	3,288	43,111	1,239	27,701	1,106
Asia Pacific Region	24,766	469	12,229	461	6,222	180
	$125,590	$6,064	$97,020	$4,015	$71,786	$2,753

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions.

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	April 2,	July 2,	October 1,	December 31,
Quarter ended	2005	2005	2005	2005

Sales	$27,617	$30,895	$32,598	$34,480
Gross profit	17,343	18,390	17,685	19,514
Net income	3,469	1,912	2,615	183
Net income per share:
Basic	$0.25	$0.13	$0.18	$0.01
Diluted	$0.24	$0.13	$0.18	$0.01

	April 3,	July 3,	October 2,	December 31,
Quarter ended	2004	2004	2004	2004

Sales	$21,025	$24,077	$23,376	$28,542
Gross profit	13,464	15,228	14,757	16,547
Net income	2,848	4,103	3,065	4,915
Net income per share:
Basic	$0.21	$0.30	$0.22	$0.35
Diluted	$0.20	$0.29	$0.22	$0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2005, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our Co-Chief Executive Officers and Chief Financial Officer, together with other members of management of FARO Technologies Inc., are responsible for establishing and maintaining adequate internal control over financial reporting.

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

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, an effective control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management over ride of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter, and the Company voluntarily notified the SEC and the DOJ of this matter and provided them with information obtained during the course of the investigation and is cooperating fully with both agencies. The Company’s internal investigation has identified certain payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2005, in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations Commission of the Treadway Commission (COSO). Based upon this evaluation and the new facts that have arisen prior to filing Form 10-K, management has concluded that certain deficiencies exist in the design and operation of internal controls related to financial reporting, which represent a material weakness in internal control over financial reporting.

As a result of these findings, management has undertaken the following actions to address the control deficiencies:

•
Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific Region and to make recommendations for improvement to the internal control systems.

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidating the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•
Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implementing additional training on FCPA and other matters for employees and a confidential compliance reporting system.

Grant Thornton LLP, our independent registered public accounting firm, has issued their report on management’s assessment of internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FARO Technologies, Inc. (a Florida Corporation) and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the lack of controls in place to prevent unauthorized payments made to intermediaries that resulted in violations of the Foreign Corrupt Practices Act, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The controls were not in place to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements which resulted in unauthorized payments made to intermediaries that violated the Foreign Corrupt Practices Act. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 21, 2006 on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida
June 21, 2006

Item 9B.	Other Information.

On June 28, 2006, Greg Fraser entered into an agreement with the Company pursuant to which Mr. Fraser will be retiring from the Company and from his position as Executive Vice President and as a Director of the Company on December 29, 2006.

Pursuant to Mr. Fraser's employment agreement, Mr. Fraser will be employed as an Executive Vice President and a director at an annual salary of $245,000 through his retirement on December 29, 2006. In his capacity as an Executive Vice President, Mr. Fraser will report to the Company's Co-Chief Executive Officers and shall have such responsibilities, duties, and authority assigned to him by them. Mr. Fraser is entitled to severance equal to the continuation of his salary through December 29, 2006 in the event that the Company terminates his employment without good cause or in the event that Mr. Fraser terminates his own employment with good reason prior to December 29, 2006. Mr. Fraser's employment agreement contains a three-year non-compete provision, a two year non-solicitation provision, and confidentiality and assignment of inventions provisions.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table sets forth information regarding the executive officers, directors, and key management personnel of the Company as of June 19, 2006:

Name	Age	Principal Position

Simon Raab, Ph.D.	53	Chairman of the Board and Co-Chief Executive Officer
Jay W. Freeland	36	Co-Chief Executive Officer, President, and Director
Barbara R. Smith	47	Senior Vice President and Chief Financial Officer
Gregory A. Fraser, Ph.D.	51	Executive Vice President and Director
Robert P. Large	56	Senior Vice President and Managing Director of FARO Asia/Pacific
Siegfried K. Buss	40	Senior Vice President and Managing Director of FARO Europe
Allen Sajedi	46	Vice President and Chief Technical Officer
Stephen R. Cole(1)(3)(4)	53	Director
John Caldwell(1)(2)(3)(4)	56	Director
Norman Schipper, Q.C.(3)(4)	75	Director
Andre Julien(2)(3)(4)	62	Director
Hubert d’Amours(1)(3)(4)	67	Director
_____________________________________
(1) Member of the Audit Committee
(2) Member of the Operational Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee

Simon Raab, Ph.D is a co-founder of the Company and has served as the Chairman of the Board and Co-Chief Executive Officer since January 2006. Previously, he served as the Chairman of the Board and Chief Executive Officer of the Company since its inception in 1982, and as President of the Company from 1986 until 2004. Mr. Raab holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Engineering Physics from Cornell University and a Bachelor of Science in Physics with a minor in Biophysics from the University of Waterloo, Canada.

Jay W. Freeland has served as President and Co-Chief Executive Officer since January 2006. Prior to that he served as President and Chief Operating Officer of the Company since November 2004. Mr. Freeland was elected to the Board of Directors of the Company in February 2006. Prior to that Mr. Freeland was president of his own consulting company for two years. Mr. Freeland began his career at General Electric (GE-NYSE) in their financial management program in 1991, spent four years on their corporate audit staff and served in financial, business development, strategic planning, sales and operational management roles of increasing responsibility until 2003. Mr. Freeland holds a Bachelor of Arts in Economics from Union College, Schenectady, New York.

Barbara R. Smith has served as Senior Vice President and Chief Financial Officer of the Company since February 2005. Prior to that Ms. Smith served as Vice President, Finance of Alcoa’s (AA-NYSE) aerospace, automotive and commercial transportation group, based in Cleveland, Ohio. Ms. Smith has held senior financial management positions at Alcoa since 1993, after joining that company in 1981. Ms. Smith holds a Bachelor of Science in Accounting degree from Purdue University, West Lafayette, Indiana.

Gregory A. Fraser, Ph.D., a co-founder of the Company, has served as Executive Vice President since February 2005. Mr. Fraser served as Chief Financial Officer and Executive Vice President from May 1997 through February 2005, as Secretary and Treasurer through June 2006, and a director of the Company since its inception in 1982. Mr. Fraser holds a Ph.D. in Mechanical Engineering from McGill University, Montreal, Canada, a Masters of Theoretical and Applied Mechanics from Northwestern University and a Bachelor of Science and Bachelor of Mechanical Engineering from Northwestern University.

Robert P. Large has served as Senior Vice President and Managing Director of FARO Asia/Pacific since June 2005. He previously served as Vice President of Sales from June 2001 until June 2005. Prior to that, Mr. Large was Vice President of Sales of the Hill - Rom Company, a division of Hillenbrand Industries, Batesville, Indiana (HB-NYSE). Mr. Large has held upper management positions in sales and marketing with Hillenbrand, as well as Biomet Corp. (BMET-NASDAQ), OEC Co., and AHS Corp. Mr. Large holds a Bachelor of Business Management degree from Baldwin - Wallace College, Berea, Ohio and attended New England School of Law, Boston, Massachusetts and Western New England School of Law, Springfield, Massachusetts.

Siegfried K. Buss, a co-founder of CATS GmbH, a predecessor of FARO Europe, the Company’s principal subsidiary in Europe, has served as Senior Vice President and Managing Director of FARO Europe since February 2006. He previously served as Co-managing Director of FARO Europe from May 1998 until February 2006. Prior to that Mr. Buss was Managing Director of CATS GmbH.

Allen Sajedi has served as Vice President and Chief Technical Officer since 2002 and as Chief Engineer of the Company since 1990. Mr. Sajedi holds a Bachelor’s Degree in Mechanical Engineering from McGill University, Montreal, Canada.

Stephen R. Cole has been a director of the company since 2002.  He was appointed lead director in 2005.  Since 1975, Mr. Cole has been President and Founding Partner of Cole & Partners, a Toronto, Canada based mergers and acquisition and corporate finance advisory service company.  Mr. Cole is a Fellow of the Institute of Chartered Accountants of Ontario, Fellow of the Canadian Chartered Institute of Business Valuators, Senior Member of the American Society of Appraisers and Full Member of the ADR Institute of Canada, Inc.  He is currently serving or has held positions as advisory committee member of various private and public companies, charitable and professional organizations, including FARO Technologies, Inc., H. Paulin & Co. Limited, Bosa Group, GPX International Tire Corporation, Enterprise Capital LP II, The Canadian Institute of Chartered Business Valuators, Quetico Foundation, Nature Conservancy of Canada (Ontario Division), UJA Federation and Foundation and past Chairman of Baycrest Centre for Geriatric Care.  He also provides servivces as an expert witness and business valuator.  Qualified as an expert and testified before the Federal Court of Canada (Trial Division), the Supreme Court of Ontario, the Ontario Court (General Division), Competition Tribunal and other tribunals and panels as an expert witness in business valuation, damage quantification and other related matters

John E. Caldwell has been a director of the Company since 2002. Mr. Caldwell is President and Chief Executive Officer of SMTC Corporation, a publicly held electronics manufacturing services company whose shares are traded on the Nasdaq National Market and on the Toronto Stock Exchange. Mr. Caldwell has served as a director of SMTC since March 2003 and as President and Chief Executive Officer of SMTC since October 2003. Mr. Caldwell previously was the Chairman of the Restructuring Committee of the Board of Mosaic Group Inc., a marketing services provider, from October 2002 to September 2003. Mr. Caldwell was a consultant to GEAC Computer Corporation Limited, a computer software company, from December 2001 to October 2002 and was President and Chief Executive Officer of GEAC from October 2000 to December 2001. Mr. Caldwell served in several roles with CAE Inc., a world leading flight simulation and training services company, from January 1988 to October 1999, including President and Chief Executive Officer from June 1993 to October 1999. Currently, he also serves on the board of directors of ATI Technologies Inc., Cognos Inc., IAMGOLD Corporation, Parmalat Canada, Rothmans Inc., and SMTC Corporation.

Norman Schipper, Q.C. has been a director of the Company since its inception in 1982. From 1962 until his mandatory retirement as Partner on December 31, 1997, Mr. Schipper was a Partner in the Toronto office of the law firm of Goodmans, LLP. Since 1998, Mr. Schipper has been Of Counsel to the firm.

Andre Julien has been a director of the Company since 1986. Mr. Julien retired in 2004. Previously Mr. Julien served as President of Chemirco Chemicals, Inc., a privately held company in Toronto, Canada and as President of LAB Pharmacological Research International, a privately held company in Montreal Canada. From 1969 until 1994, Mr. Julien was President and owner of Chateau Paints, Inc., a privately held coatings and paint manufacturer in Montreal, Canada. Mr. Julien is also a director of Eterna Trust, a privately held company in Quebec City, Canada, and Goodfellow Lumber, Inc., a public company in Montreal, Canada.

Hubert d’Amours has been a director of the Company since 1990. Since 1990, Mr. D’Amours has served as President of Montroyal Capital, Inc. and Capimont, Inc., two venture capital investment firms in Montreal, Canada. Mr. d’Amours also serves as a director of a number of privately held companies.

Board of Directors

Term of Directors

The Board of Directors is divided into three classes, as nearly equal as possible, with one class of directors elected each year for a three-year term. The Board currently consists of eight members: three with terms that expire at the 2006 annual meeting of shareholders, two with terms that expire at the 2007 annual meeting of shareholders, and two with terms that expire at the 2008 annual meeting of shareholders. The terms of Simon Raab, Andre Julien, and Hubert d’Amours will expire at the 2006 annual meeting of shareholders. The terms of John Caldwell and Norman Schipper, Q.C. will expire at the 2007 annual meeting of shareholders. The terms of Jay Freeland, Gregory Fraser, and Stephen Cole will expire at the 2008 annual meeting of shareholders, although Mr. Fraser has agreed to resign from the Board upon his retirement from the Company in December 2006.

Committees

The Board of Directors has four standing committees: an Audit Committee, an Operational Audit Committee, a Compensation Committee, and a Nominating Committee.

The Board has determined that Norman Schipper, John Caldwell, Hubert d’Amours, Stephen Cole, and Andre Julien are independent directors under Nasdaq rules. The Board also has determined that John Caldwell, Stephen Cole, and Hubert d’Amours meet the additional independence and qualification standards for Audit Committee members under Nasdaq rules.

Audit Committee

The Audit Committee consists of Messrs. d’Amours, Caldwell, and Cole. Mr. Caldwell is the Chairman of the Audit Committee. The Audit Committee reviews the independence and qualifications of the Company’s independent public accountants and the Company’s financial policies, control procedures and accounting staff. The Audit Committee recommends to the Board the appointment of the independent public accountants and reviews and approves the Company’s financial statements. The Audit Committee also reviews transactions between the Company and any officer or director or any entity in which an officer or director of the Company has a material interest. The Audit Committee is governed by a written charter approved by the Board of Directors. The Board has determined that John Caldwell and Stephen Cole each qualify as an “audit committee financial expert,” as defined in the SEC rules. The Board has also determined that both John Caldwell and Stephen Cole are “independent,” as that term is defined in the SEC rules.

Operational Audit Committee

In December 2002, the Board of Directors created an Operational Audit Committee, and appointed Messrs’ Caldwell and Julien as the members of this committee. The Operational Audit Committee is responsible for reviewing the operational metrics of the Company. The operational audit committee meets with department directors to review progress against goals.

Compensation Committee

The Compensation Committee consists of Norman Schipper, John Caldwell, Stephen Cole, Hubert d’Amours, and Andre Julien. Mr. Cole currently serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for establishing the compensation of the Company’s directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements and other benefits. In addition, the Compensation Committee administers the Company’s 1993 Stock Option Plan, 1997 Employee Stock Option Plan, 1997 Non-employee Director Stock Option Plan, 1997 Non-employee Directors’ Fee Plan and 2004 Equity Compensation Plan.

Nominating Committee

The Nominating Committee consists of Norman Schipper, John Caldwell, Stephen Cole, Huber d’Amours, and Andre Julien.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2005, the named executive officers and directors of the Company filed with the Securities and Exchange Commission (the “Commission”) on a timely basis all required Forms 3, 4 and 5 pursuant to Section 16 (a) of the Securities Exchange Act of 1934 except as follows: Restricted stock grants received by Hubert d’Amour, Andre Julien, Norman Schipper, John Caldwell, and Stephen Cole pursuant to the 2004 Equity Incentive Plan and the final distribution of phantom stock units to Hubert d’Amour, Andre Julien, and Stephen Cole from the terminated Non-employee Directors’ Fee Plan in May 2005. Each of these forms subsequently were filed. The Company has relied on the written representations of its executive officers and directors and copies of the reports they have filed with the Commission in providing this information.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Ethics, entitled “Code of Ethics for Senior Financial Officers,” that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Board of Directors has also adopted a Global Ethics Policy which is applicable to those officers as well as all of the Company’s employees. Both the Code of Ethics for Senior Financial Officers and the Global Ethics Policy are available on the Internet web site at www.faro.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Form 10-K.

Item 11.	Executive Compensation.

Executive Compensation

The following table provides information regarding the compensation awarded or paid to, or earned by, our Co-Chief Executive Officers and each of our named executive officers:

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation

					Shares
					Underlying
				Other Annual	Options	All Other
Name and Postions	Year	Salary	Bonus (3)	Compensation	Granted	Compensation

Simon Raab	2005	$398,077	$79,615	-	-	-
Co-Chief Executive Officer,	2004	$347,644	$200,000	-	-	-
Chairman	2003	$288,000	$200,000	-	-	-

Jay Freeland (1)	2005	$238,492	$48,187	-	40,000	-
Co-Chief Executive Officer,	2004	$22,115	$-	-	50,000	-
President	2003	$-	$-	-	-	-

Barbara R. Smith (2)	2005	$169,519	$28,038	-	69,000	-
Chief Financial Officer,	2004	$-	$-	-	-	-
Senior Vice President	2003	$-	$-	-	-	-

Gregory A. Fraser	2005	$234,423	$46,885	-	37,600	-
Executive Vice President	2004	$218,969	$110,000	-	-	-
	2003	$193,000	$125,000	-	-	-

The following table provides information regarding the compensation awarded or paid to, or earned by, our Co-Chief Executive Officers and each of our named executive officers:

_______________________________________
(1) Jay Freeland was hired on November 15, 2004.
(2) Barbara R. Smith was hired on February 21, 2005.
(3) Bonuses are paid after the end of the year based on performance for that year (e.g., 2005 bonus reflects 2005 performance and is paid in 2006). In previous years, the Company reported bonuses during the year in which they were paid. Accordingly, the bonus amounts for 2004 and 2003 have been revised from the amounts previously reported by the Company.

Stock Option Grants and Exercises

The following table sets forth information concerning individual grants of stock options made during the 2005 fiscal year to each of the named executive officers:

OPTIONS GRANTED LAST YEAR

						Potential Realizable
						Value at Assumed Annual
						Rates of Stock Price
						Appreciation for Option
	Individual Grants					Term
	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in 2005	Exercise of Base Price ($ / Share)	Market Price of Underlying Security on Date of Grant	Expiration Date	5% ($)	10% ($)

Jay Freeland	40,000	12.73	19.38	19.38	12/05/2015	487,519	1,235,469

Gregory A. Fraser	37,600	11.97	19.38	19.38	12/05/2015	458,268	1,161,341

Barbara R. Smith	30,000	9.55	19.38	19.38	12/05/2015	365,639	926,602
	39,000	12.42	26.68	26.68	02/21/2015	654,397	1,658,321

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

The following table sets forth information with respect to aggregate stock option exercises by the named executive officers and the year-end value of unexercised options held by such executive officers.

	Number of Shares Acquired		Number of Unexercised Options/ SARs At FY-End	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	on Exercise	Realized ($)	(#)	Exercisable	Unexercisable

Simon Raab (2)	-	-	90,000	$1,599,300	--
Jay Freeland (3)	-	-	90,000	$24,800	--
Barbara R. Smith (4)	-	-	69,000	$18,600	--
Gregory A. Fraser (5)	-	-	97,600	$1,093,712	--

(1)	Based on the closing price of $20.00 per share of the Company’s Common Stock on December 30, 2005 as quoted on The Nasdaq Stock Market.
(2)	The 90,000 stock option held by Mr. Raab that was granted on May 29, 2002, expiring on May 29, 2012, is exercisable.
(3)
The stock options held by Mr. Freeland include a 50,000 stock option which was granted on November 15, 2005, expiring on November 15, 2015, is currently exercisable and the 40,000 stock option which was granted on December 5, 2005, expiring on December 5, 2015, is currently exercisable.

(4)
The stock options held by Ms. Smith include a 39,000 stock option which was granted on February 21, 2005, expiring on February 21, 2015, is currently exercisable; and the 30,000 stock option which was granted on December 5, 2005, expiring on December 5, 2015, is currently exercisable

(5)
The stock options held by Mr. Fraser include a 60,000 stock option which was granted on May 27, 2002, expiring on May 27, 2012, is currently exercisable; and the 37,600 stock option which was granted on December 5, 2005, expiring on December 5, 2015, is currently exercisable.

Employment Agreements

The Company has entered into employment agreements with each of our co-founders, Simon Raab and Greg Fraser.

Pursuant to Mr. Raab’s employment agreement, which was effective January 1, 2006, Mr. Raab was employed initially as our Chief Executive Officer and served as our Chairman of the Board and a director. Mr. Raab, pursuant to the employment agreement, became Co-Chief Executive Officer during 2006 and altered his full-time commitment to a commitment to no more than 80 hours per month, with a corresponding reduction in his salary to $200,000, which is 50% of his previous salary. The term of Mr. Raab’s employment agreement expires January 1, 2007. If Mr. Raab remains an employee of the Company after January 1, 2007, the Company will pay Mr. Raab such amount as the Board of Directors and Mr. Raab agree is reasonable based upon his role in the Company. In the event that Mr. Raab does not remain employed with the Company in 2007, he will continue to receive his $200,000 annual salary for 2007. Pursuant to Mr. Raab’s employment agreement, all stock options and RSUs shall vest upon occurrence of the first of the following events: (a) his death or disability, (b) the termination of his employment by the Company other than for good cause, (c) the termination of his employment for good reason, (d) a change of control, or (e) Board approval of any sale, exchange or transfer of all or substantially all of the assets of the Company or Board adoption of any plan or proposal for the liquidation or dissolution of the Company. Mr. Raab is entitled to severance equal to the continuation of his salary that is then in effect for a period of one year in the event that the Company terminates his employment without good cause or in the event that Mr. Raab terminates his own employment with good reason prior to January 1, 2007. Mr. Raab’s employment agreement contains a five-year non-compete provision, a two year non-solicitation provision, and confidentiality and assignment of inventions provisions.

Pursuant to Mr. Fraser’s employment agreement, which was effective June 28, 2006, Mr. Fraser was employed as an Executive Vice President and a director at an annual salary of $245,000. Mr. Fraser will retire from the Company on December 29, 2006. On that date, Mr. Fraser will resign both as an employee and as a member of the Company’s Board of Directors. In his capacity as an Executive Vice President, Mr. Fraser will report to the Company’s Co-Chief Executive Officers and shall have such responsibilities, duties, and authority assigned to him by them. Mr. Fraser is entitled to severance equal to the continuation of his salary through December 29, 2006 in the event that the Company terminates his employment without good cause or in the event that Mr. Fraser terminates his own employment with good reason prior to December 29, 2006. Mr. Fraser’s employment agreement contains a three-year non-compete provision, a two year non-solicitation provision, and confidentiality and assignment of inventions provisions.

Director Compensation

Generally, upon election to the Board, the director receives an initial equity grant of 3,400 shares of restricted Common Stock, and then annually on the day following the annual meeting of shareholders, each director who is not an executive officer is granted 2,000 shares of restricted Common Stock.

Directors of the Company who are not executive officers are entitled to receive an annual retainer of $17,850, and fees of $1,875 per board or committee meeting. Chairpersons of the Audit and Operational Audit Committees receive an additional annual retainer of $4,000 and the Chairperson of the Compensation Committee receives an annual retainer of $2,500, and the Chairperson of the Nominating Committee receives an annual retainer of $1,500. The lead director is entitled to receive a retainer of $11,500.

In 2005, non-employee directors earned the following directors’ fees: Messrs. d’Amours $40,400 Caldwell $57,225, Cole, $50,625, Julien $31,700, and Schipper $32,381. Mr. Cole, the Company’s lead director did not receive his lead director retainer for 2005 and, accordingly, will receive both his 2005 and 2006 retainer in 2006.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of Messrs. Hubert d’Amours, Andre Julien, Norman Schipper, Stephen Cole, and John Caldwell, none of whom has ever been an employee of the company or any of its subsidiaries. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management and Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 19, 2006 (except as noted) by each person known to the Company to own beneficially more than five percent of the Company’s Common Stock, each director, each nominee for election as a director, the named executive officers (which are Simon Raab, Jay Freeland, Barbara Smith, and Greg Fraser), and all executive officers and directors as a group.

The information in the percentage ownership column in the following table is based on 14,349,726 shares of common stock outstanding as of June 19, 2006, adjusted as required by rules promulgated by the Securities and Exchange Commission. To our knowledge, except as indicated in the footnotes to the following table, the persons named in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Beneficial Ownership Table

Name of Beneficial Owner	Number of Shares	Percent

Simon Raab, Ph.D.(1)	1,250,552	8.7%
Gregory A. Fraser, Ph.D.(2)	181,785	1.3%
Jay Freeland (3)	95,040	*
Barbara R. Smith (4)	71,373	*
Hubert d’Amours (5)	25,234	*
Andre Julien (6)	59,839	*
Norman H. Schipper, Q.C.(7)	14,799	*
Stephen R. Cole (8)	20,781	*
John Caldwell (9)	16,373	*
All directors and executive officers as a group (9 persons)	1,735,776	12.1%
________

*	Represents less than one percent of the Company’s outstanding Common Stock. Except as otherwise noted, all persons have sole voting and investment power of the shares listed.
(1)
Includes 944,031 shares held by Xenon Research, Inc. (“Xenon”), and includes an option to purchase 90,000 shares at $2.23 per share that is currently exercisable. Simon Raab and Diana Raab, his spouse, own all of the outstanding capital stock of Xenon.“”

(2)	Includes options to purchase (i) 60,000 shares at $2.16 per share and (ii) 37,600 shares at $19.38 per share that are currently exercisable.
(3)	Includes options to purchase (i) 50,000 shares at $24.35 per share and (ii) 40,000 shares at $19.38 per share that are currently exercisable.
(4)	Includes options to purchase (i) 39,000 shares at $26.68 per share and (ii) 30,000 shares at $19.38 per share that are currently exercisable.

(5)
Includes options to purchase (i) 3,000 shares at $3.13 per share, (ii) 3,000 shares at $2.57 per share, (iii) 3,000 shares at $2.46 per share, (iv) 3,000 shares at $4.42 per share, and (v) 2,000 shares at $21.56 per share that are currently exercisable. Does not include an option to purchase 1,000 shares at $21.56 per share that is not exercisable or 3,601 restricted stock units that have not vested or will not vest within the next 60 days.

(6)
Includes options to purchase (i) 3,000 shares at $4.88 per share, (ii) 3,000 shares at $3.13 per share, (iii) 3,000 shares at $2.57 per share, (iv) 24,000 shares at $2.49 per share, (v) 3,000 shares at $4.42 per share, and (vi) 2,000 shares at $21.56 per share that are currently exercisable. Does not include an option to purchase 1,000 shares at $21.56 per share that is not exercisable or 3,601 restricted stock units that have not vested or will not vest within the next 60 days.

(7)
Includes options to purchase (i) 2,000 shares at $2.21 per share, (ii) 3,000 shares at $4.42 per share, and (iii) 2,000 shares at $21.56 that are currently exercisable. Does not include an option to purchase 1,000 shares at $21.56 per share that is not exercisable or 3,601 restricted stock units that have not vested or will not vest within the next 60 days.

(8)
Includes options to purchase (i) 3,000 shares at $2.57 per share, (ii) 3,000 shares at $4.42 per share, and (iii) 2,000 shares at $21.56 per share that are currently exercisable. Does not include an option to purchase 1,000 shares at $21.56 per share that is not exercisable or 3,601 restricted stock units that have not vested or will not vest within the next 60 days.

(9)
Includes options to purchase (i) 3,000 shares at $1.61 per share, (ii) 3,000 shares at $4.42 per share, and (iii) 2,000 shares at $21.56 per share that are currently exercisable Does not include an option to purchase 1,000 shares at $21.56 per share that is not exercisable or 3,601 restricted stock units that have not vested or will not vest within the next 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2005.

Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1,340,034	$16.72	803,591
Equity compensation plans not approved by security holders	—	—	—

Total	1,340,034	$16.72	803,591

Item 13.	Certain Relationships and Related Transactions.

The Company leases its headquarters from Xenon Research, Inc. (“Xenon”), all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company’s President and Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expired on February 28, 2006, and is continuing on a month to month basis. The Company expects to renew the lease for an additional 3 - 5 years under similar terms. Base rent under the lease is $398,000 per year.

Item 14.	Principal Accountant Fees and Services.

Independent Public Accountants

Grant Thornton LLP, independent public accountants, audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2005. Grant Thornton LLP has been selected by the Audit Committee to serve as the Company’s independent auditors for the current fiscal year.

Fees Paid to Grant Thornton LLP :

		2004	2005

Audit fees	(1)	$770,000	$976,868
Audit related fees		-	-
Tax fees-preparation and compliance		-	-

Total audit, audit related and tax preparation and compliance fees		770,000	976,868
Other non-audit fees	(2)	-	32,100
Tax fees-other		-	-
All other fees		-	-

Total other fees		-	32,100
Total fees		$770,000	$1,008,968

(1)
Audit of financial statements, reviews of financial statements included in Quarterly Reports on Form 10-Q, and audit of management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reportings.

(2)	Primarily fees in connection with the Company’s employee benefit plan audit and Form S-3 registration statment (File No. 333-110670).

The Audit Committee has concluded that provision of the audit and permitted non-audit services described above by Grant Thornton LLP is compatible with maintaining independence of Grant Thornton LLP.

Pursuant to the Audit Committee Charter, the Audit Committee pre-approved all of such services. The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by its independent auditors. Pursuant to these policies and procedures, the Audit Committee may form, and delegate authority to, subcommittees consisting of one or more members when appropriate to grant such pre-approvals, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report. The following documents are filed as part of this Report:

(1) Consolidated Financial Statements.    Included in Part II, Item 8 are the consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules.  Schedule II - Valuation and Qualifying Accounts is filed as a part hereof along with the related report of the Independent Registered Public Accounting Firm on the Company’s financial statement schedule. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4. 2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)

10.3	2004 Equity Incentive Plan (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)

10.4	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.5	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.6
Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.7
Agreement and Plan of Merger dated September 14, 2001, as amended, between the Company and SpatialMetriX Corporation (Filed as Exhibit 2.1 to Registrant’s Current report on Form 8-K dated January 16, 2002 and incorporated herein by reference)

10.8
Securities Purchase Agreement, dated November 11, 2003, among the Company, Xenon Research, Inc., a Florida corporation, and Gregory A. Fraser, and the investors named on the signature pages thereto. (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated November 11, 2003 and incorporated herein by reference)

10.9
Loan Agreement, dated as of September 17, 2003, between the Company and SunTrust Bank. (Filed as Exhibit 10.2 to Registrant’s Current report on Form 8-K dated November 11, 2003 and incorporated herein by reference)

10.10
Employment Agreement dated January 30, 2006, by and between the Company and Simon Raab (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated January 30, 2006 and incorporated herein by reference)

10.11	Employment Agreement dated June 28, 2006, by and between the Company and Gregory A. Fraser

10.12	Consulting Agreement dated June 20, 2006, by and between the Company and Joanne Karimi

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

Schedule II - Valuation and Qualifying Accounts

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2005:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period

Year ended December 31, 2005
Deducted from assets which apply
Uncollectible accounts	$339	$112	$237	$214
Reserve for inventory obsolescence	191	1,314	1,132	373
Total	$530	$1,426	$1,369	$587

Year ended December 31, 2004
Deducted from assets which apply
Uncollectible accounts	$255	$154	$70	$339
Reserve for inventory obsolescence	155	895	859	191
Total	$410	$1,049	$929	$530

Year ended December 31, 2003
Deducted from assets which apply
Uncollectible accounts	$852	$140	$737	$255
Reserve for inventory obsolescence	90	905	840	155
Total	$942	$1,045	$1,577	$410

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the consolidated financial statements of FARO Technologies, Inc. for the year ended December 31, 2003, and have issued our report thereon dated February 20, 2004 (included elsewhere in this annual report). Our audit also included the information related to the year ended December 31, 2003, shown in Schedule II of this annual report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

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

FARO TECHNOLOGIES, INC.

Date: June 29, 2006	By:	/s/ Barbara R. Smith
Barbara R. Smith, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Title

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints SIMON RAAB, and JAY W. FREELAND, and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Simon Raab		June 29, 2006
Simon Raab	Chairman of the Board, Co-Chief Executive Officer (Principal Executive Officer), and Director
/s/ Jay W. Freeland		June 29, 2006
Jay W. Freeland	Co-Chief Executive Officer, President, Chief Operating Officer (Principal Executive Officer), and Director
/s/ Barbara R. Smith		June 29, 2006
Barbara R. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer),
/s/ Gregory A. Fraser		June 29, 2006
Gregory A. Fraser	Executive Vice President, Secretary, and Director
/s/ John Caldwell		June 29, 2006
John Caldwell	Director

/s/ Hubert d’Amours		June 29, 2006
Hubert d’Amours	Director
/s/ Stephen R. Cole		June 29, 2006
Stephen R. Cole	Director
/s/ Norman H. Schipper		June 29, 2006
Norman H. Schipper	Director
/s/ Andre Julien		June 29, 2006
Andre Julien	Director