Form 10-Q
period 2006-04-01
FARO TECHNOLOGIES INC
filed 2006-06-29
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares outstanding of the registrant’s common stock as of June 19, 2006 was 14,349,726.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended April 1, 2006

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited)
	As of April 1, 2006 and December 31, 2005	3

	b) Consolidated Statements of Income (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	4

	c) Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	5

	d) Notes to Consolidated Financial Statements (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26-29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

CERTIFICATIONS		31-36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 1,	December 31,
(in thousands, except share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,398	$9,278
Short-term investments	15,890	16,490
Accounts receivable, net	28,011	28,654
Inventories	27,392	28,650
Deferred income taxes, net	2,561	2,155
Prepaid expenses and other current assets	2,818	2,200
Total current assets	83,070	87,427
Property and Equipment:
Machinery and equipment	7,390	6,940
Furniture and fixtures	3,461	3,334
Leasehold improvements	2,033	1,710
Property and equipment at cost	12,884	11,984
Less: accumulated depreciation and amortization	(6,646)	(5,920)
Property and equipment, net	6,238	6,064
Goodwill	16,344	14,574
Intangible assets, net	6,299	6,395
Service Inventory	4,371	4,333
Deferred income taxes, net	3,581	3,855
Total Assets	$119,903	$122,648
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,750	$12,301
Accrued liabilities	6,070	5,569
Income taxes payable	1,520	1,406
Current portion of unearned service revenues	3,413	3,168
Customer deposits	280	201
Current portion of long-term debt and obligations under capital leases	134	163
Total current liabilities	17,167	22,808
Unearned service revenues - less current portion	1,193	803
Deferred tax liability, net	1,200	-
Long-term debt and obligations under capital leases - less current portion	223	177
Total Liabilities	19,783	23,788
Commitments and contingencies - See Note N

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,489,178 and 14,481,178 issued; 14,341,500 and 14,290,917 outstanding, respectively	14	14
Additional paid-in-capital	84,229	83,940
Retained earnings	17,752	17,256
Accumulated other comprehensive loss	(1,724)	(2,199)
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	100,120	98,860
Total Liabilities and Shareholders' Equity	$119,903	$122,648

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	Apr 1, 2006	Apr 2, 2005

SALES	$32,056	$27,617
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	13,221	10,274
GROSS PROFIT	18,835	17,343

OPERATING EXPENSES:
Selling	10,251	7,666
General and administrative	5,647	3,467
Depreciation and amortization	1,011	690
Research and development	1,852	1,327

Total operating expenses	18,761	13,150

INCOME FROM OPERATIONS	74	4,193

OTHER INCOME (EXPENSE)
Interest income	158	132
Other income (expense), net	375	(29)
Interest expense	(2)	(2)

INCOME BEFORE INCOME TAX	605	4,294

INCOME TAX EXPENSE	109	825

NET INCOME	$496	$3,469

NET INCOME PER SHARE - BASIC	$0.03	$0.25

NET INCOME PER SHARE - DILUTED	$0.03	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$496	$3,469
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,011	690
Amortization of stock options and restricted stock units	95	-
Income tax benefit from exercise of stock options	-	157
Deferred income tax (benefit) expense	(278)	310
Employee stock option expense (income)	18	(121)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	953	(498)
Inventories	1,334	(2,541)
Prepaid expenses and other current assets	(596)	437
Increase (decrease) in:
Accounts payable and accrued liabilities	(6,132)	(1,129)
Income taxes payable	92	605
Customer deposits	75	(68)
Unearned service revenues	589	432

Net cash (used in) provided by operating activities	(2,343)	1,743

INVESTING ACTIVITIES:
Acquisition of iQvolution	-	(4,270)
Purchases of property and equipment	(775)	(663)
Payments for intangible assets	(425)	(249)
Purchases of short-term investments	-	(900)
Proceeds from short-term investments	600	1,900

Net cash used in investing activities	(600)	(4,182)

FINANCING ACTIVITIES:
Proceeds from capital leases	67	-
Payments of capital leases	(53)	(25)
Proceeds from issuance of stock, net	-	209

Net cash provided by financing activities	14	184

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	49	(601)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,880)	(2,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,278	16,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,398	$13,501

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 1, 2006 and April 2, 2005
(Unaudited)
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

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments, consisting of only normal recurring items, considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended April 1, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE D - RECLASSIFICATIONS

Certain amounts have been reclassified to conform to the current period presentation.

NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006. The impact of this statement was not material to the Company’s financial position or results of operations.

NOTE F - STOCK-BASED COMPENSATION

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

SFAS 123R provides two alternative transition methods in the period of adoption: the modified prospective application method and the modified retrospective application method. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method. The modified prospective application requires the compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The impact of this statement was not material to the Company’s financial position or results of operations. Compensation costs of $2 thousand related to the Company’s stock option plan and $93 thousand related to compensation costs of the restricted stock unit grants are included in operations in the period ended April 1, 2006.

Had compensation expense for stock options granted in the three month period ended April 2, 2005 been recorded based on the fair market value at the grant date, the Company’s net income and earnings per share would have been as follows:

Three Months Ended
April 2, 2005
Net income, as reported	$3,469

Deduct: Stock-based employee compensation income included in reported net income, net of related tax effects	(76)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(588)
Pro forma net income	$2,805

Earnings per share:
Basic - as reported	$0.25
Basic - pro forma	$0.20
Diluted - as reported	$0.24
Diluted - pro forma	$0.19

We expect to incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123R for the expensing of stock options as we vested substantially all of our unvested and “out-of-the-money” options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration were $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	Apr 1, 2006	Apr 2, 2005

Cash paid for interest	$2	$2
Cash paid for income taxes	432	25
Cash received from income tax refund	-	1,161

Non-Cash Activity:
Value of shares issued for acquisition of iQvolution		$3,869
Value of shares issued for milestones related to the
acquisition of iQvolution	$176
Purchase price adjustment for tax effects of acquisition
of iQvolution	$1,506

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Apr 1, 2006	Dec. 31, 2005
Accounts receivable	$28,188	$28,868
Allowance for doubtful accounts	(177)	(214)
Total	$28,011	$28,654

NOTE I - INVENTORIES

Inventories consist of the following:

	As of	As of
	Apr 1, 2006	Dec 31, 2005
Raw materials	$9,933	$11,621
Work-in-process	82	199
Finished goods	4,266	4,976
Sales demonstration inventory	13,749	12,227
Reserve for excess and obsolete	(638)	(373)
Inventory	27,392	28,650
Service inventory	4,371	4,333
Total	$31,763	$32,983

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 1, 2006		April 1, 2005
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount

Basic EPS	14,321,724	$0.03	14,037,027	$0.25

Effect of dilutive securities	193,299	-	370,982	(0.01)

Diluted EPS	14,515,023	$0.03	14,408,009	$0.24

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Apr 1, 2006	Dec. 31, 2005
Accrued compensation and benefits	$2,723	$2,641
Accrued warranties	848	861
Professional and legal fees	2,055	1,239
Other accrued liabilities	444	828
	$6,070	$5,569

Activity related to accrued warranties was as follows:

	Apr 1,	Apr 2,
	2006	2005
Beginning Balance	$861	$565
Provision for warranty expense	78	152
Warranty expired	(91)	(68)
Ending Balance	$848	$649

NOTE L - INCOME TAXES

The tax provision for the three months ended April 1, 2006 decreased from the tax provision for the three months ended April 2, 2005, principally due to a decrease in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.6 million and $5.4 million at April 1, 2006 and December 31, 2005, respectively. The related valuation allowance was $3.7 million and $3.5 million at April 1, 2006 and December 31, 2005, respectively. The Company’s effective tax rate decreased to 18% for the three months ended April 1, 2006 from 19.2% in the prior year period as a result of the Company’s current projections for 2006. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products.

NOTE M - GEOGRAPHIC DATA

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

The following table presents information about the Company by geographic area:

	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
SALES
Americas Region	$12,871	$10,911
Europe/Africa Region	12,488	11,841
Asia Pacific Region	6,697	4,865
TOTAL	$32,056	$27,617

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings.

	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
NET INCOME	496	3,469
OTHER COMPREHENSIVE INCOME(LOSS):
Currency translation adjustments	475	(1,398)

COMPREHENSIVE INCOME	971	2,071

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business, including leases with related parties, that expire on or before 2010. Total obligations under these leases will be approximately $2.5 million for 2006.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At April 1, 2006, the Company had completed the purchase of $1.1 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At April 1, 2006, $.076 million had been purchased under this agreement. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

Litigation— On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against the Company in the Federal District Court for the Southern District of California alleging that certain of the Company’s products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the '148 patent and that the '148 patent is invalid.

On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent. On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what the Company calls the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts. Accordingly, the Company cannot give assurance that the revised products will not be deemed to infringe the ‘148 patent.

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

In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the '148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. This narrow claim construction led the PTO to differentiate the claims for the references at issue in the first reexamination. The Company believes that this narrow construction, while allowing the '148 claims to be confirmed valid over the aforementioned references in the first reexamination, will prevent the California District Court from ruling that Faro's products infringe the '148 patent. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new "prior art" (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the '148 patent. This prior art reference was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

In the event of an adverse ruling in the Cimcore-Romer litigation, however, the Company could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Cimcore-Romer with royalty payment obligations by the Company. An adverse decision in the Cimcore-Romer case could materially and adversely affect the Company’s financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

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

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function hiring a Director of Internal Audit.

•	Consolidating the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

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

NOTE P - CREDIT FACILITY

The Company has an available line of credit of $5.0 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of April 1, 2006, the Company was not in compliance with with one of the financial covenants requiring the Company to maintain a Minimum Fixed Charge Coverage Ratio. The Company has obtained a waiver from the bank related to this covenant violation. As of December 31, 2005, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit is due on demand. There were no amounts outstanding under the line of credit at April 1, 2006 and April 2, 2005.

The Company has received a term sheet and is currently negotiating a new loan agreement which is expected to increase the term to three years and increase the amount of the line of credit to $30.0 million.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter of 2005 relating to the settlement of a purchase price adjustment clause within the purchase agreement. At April 1, 2006 and December 31, 2005, there were 95,332 and 150,261 shares being held in escrow, respectively.

The Company completed in the first quarter of 2006 the third party valuation of the assets acquired. The following table represents the fair value of the assets acquired and liabilities assumed and includes the final determination of the estimated fair values of deferred tax assets, non-compete, and intangible assets, which were preliminary as of December 31, 2005:

At March 29, 2005

Current assets	$907
Property and equipment	$595
Deferred tax assets	$141
Non-compete	$348
Intangible assets	$3,492
Goodwill	$6,803
Current liabilities	$(2,235)
Long term debt	$(167)
$9,884

The non-compete agreement is being amortized over 8 years. The intangible assets are being amortized over their useful lives of 10 years. The excess of the purchase price over the net assets acquired of $6.8 million was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. The Company expects to record the value of the shares held in escrow to goodwill upon achievement of the predetermined milestones.

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma results of operations for the three months ended April 2, 2005 are presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

(unaudited)	Three Months Ended April 2, 2005

Revenues	$27,987
Net income	$2,753
Income per share:
Basic	$0.20
Diluted	$0.19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report, Form 10-K, for the year ended December 31, 2005.

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

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of our manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (x) the timing and market acceptance of new products and product enhancements, (xi) customer order deferrals in anticipation of new products and product enhancements, (xii) our success in expanding our sales and marketing programs, (xiii) costs associated with opening new sales offices outside of the United States, (xiv) fluctuations in revenue without proportionate adjustments in fixed costs, (xv) the efficiencies achieved in managing inventories and fixed assets, (xvi) investments in potential acquisitions or strategic sales, product or other initiatives, (xvii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xviii) adverse changes in the manufacturing industry and general economic conditions, and (xix) other factors including the cost of investigation and ongoing litigation expenses noted herein;

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

Overview

We design, develop, manufacture, market and support portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company sells under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3-D crime scene information. As of June 2006, the Company's products have been purchased by approximately 4,900 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in 2004. We established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2006, 40.2% of our sales were in the Americas compared to 39.5% in the first three months of 2005, 39.0% were in the Europe/Africa region compared to 42.9% in the first quarter of 2005 and 20.9% were in the Asia/Pacific region, compared to 17.6% in the prior year period (see also Note M- Geographic Data, to the financial statements above).

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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

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

The Company’s effective tax rate decreased to 18% for the three months ended April 1, 2006 from 19.2% in the prior year period. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products. We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2005 have entered into an agreement with the Singapore Economic Development Board for a favorable multi-year income tax rate commitment covering our Singapore headquarters and manufacturing operations.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in 2006 or 2005.

We have had fifteen consecutive profitable quarters through April 1, 2006. Our sales growth and profitability has been a result of a number of factors, including: the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, and an increase in the number of sales people worldwide.

The Company reports both sales and new orders in its quarterly earnings releases. In the first quarter of 2006, new order bookings were approximately $33.1 million, an increase of $5.8 million, or 21.2% compared with approximately $27.3 million in the year-ago quarter. New orders increased 25.7% in the Americas to $13.7 million, from $10.9 million in the first quarter of 2005. New orders increased 23.1% to $13.3 million in Europe/Africa from $10.8 million in the first quarter of 2005. In Asia/Pacific new orders grew 8.9% to $6.1 million from $5.6 million in the first quarter of 2005.

Results of Operations

Three Months Ended April 1, 2006 Compared to the Three Months Ended April 2, 2005

Sales increased by $4.5 million or 16.3% from $27.6 million for the three months ended April 2, 2005 to $32.1 million for the three months ended April 1, 2006. This increase resulted primarily from higher product sales due to the effect of an increase in the number of sales people worldwide. Sales in the Americas region increased $2.0 million or 18.3% to $12.9 million for the three months ended April 1, 2006 from $10.9 million in the three months ended April 2, 2005. Sales in the Europe/Africa region increased $0.7 million or 5.9%, to $12.5 million for the three months ended April 1, 2006 from $11.8 million in the three months ended April 2, 2005. Sales in the Asia/Pacific region increased $1.8 million or 36.7% to $6.7 million for the three months ended April 1, 2006 from $4.9 million in the three months ended April 2, 2005.

Gross profit increased by $1.5 million or 8.7% from $17.3 million for the three months ended April 2, 2005 to $18.8 million for the three months ended April 1, 2006. Gross margin decreased to 58.8% for the three months ended April 1, 2006 from 62.8% for the three months ended April 2, 2005. Gross margin decreased primarily due to changes in the product mix, higher service costs and price discounts.

Selling expenses increased by $2.6 million or 33.8% from $7.7 million for three months ended April 2, 2005 to $10.3 million for the three months ended April 1, 2006. This increase was primarily due to higher compensation and commission expense of $1.8 million related to the increase in sales and marketing personnel, higher marketing costs of $0.6 million and higher product demonstration costs of $0.2 million. Our sales growth is driven to a large extent by the growth in the number of sales people. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 105 or 43.9%, from 239 to 344 between April 2, 2005 and April 1, 2006. Regionally, our sales and marketing headcount increased by 5 or 4.9% in the Americas, from 102 to 107, by 41 or 47.2% in Europe/Africa, from 90 to 131, and by 59 or 125% in Asia/Pacific, from 47 to 106 between April 2, 2005 and April 1, 2006. As a percentage of sales, selling expenses increased to 32.0% of sales in the three months ended April 1, 2006 from 27.8% in the three months ended April 2, 2005. Regionally, selling expenses were 28.9% of sales in the Americas for the quarter, compared to 26.7% of sales in the year-ago quarter, 31.3% of sales for Europe/Africa compared to 28.2% of sales and 41.0% of sales compared to 29.4% of sales for Asia/Pacific.

General and administrative expenses increased by $2.1 million or 60.0%, from $3.5 million for the three months ended April 2, 2005 to $5.6 million for the three months ended April 1, 2006. General and administrative expenses as a percentage of sales increased to 17.6% for the three months ended April 1, 2006 from 12.6% for the three months ended April 2, 2005 due to increased professional and legal fees of $1.6 million primarily related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary and governance related matters.

Depreciation and amortization expenses increased by $0.3 million from $0.7 million for the three months ended April 2, 2005 to $1.0 million for the three months ended April 1, 2006 as a result of the acquisition of new equipment and intangible assets.

Research and development expenses increased by $0.6 million or 46.2% from $1.3 million for the three months ended April 2, 2005 to $1.9 million for the three months ended April 1, 2006. This increase resulted primarily from an increase in salaries and payments to subcontractors of $0.4 million related to the addition of the Laser Scanner product line. Research and development expenses as a percentage of sales increased to 5.8% for the three months ended April 1, 2006 from 4.8% for the three months ended April 2, 2005.

Interest income, net increased by $.03 million from $0.13 million for the three months ended April 2, 2005, to $.16 million for the three months ended April 1, 2006 due to an increase in interest rates, partially offset by a reduction in total cash and short-term investments.

Other (expense) income, net increased by $0.4 million to $0.38 million for the three months ended April 1, 2006, from an expense of $0.03 million for the three months ended April 2, 2005, primarily as a result of foreign exchange translation gains.

Income tax expense decreased by $0.7 million from $0.83 million for the three months ended April 2, 2005 to $0.1 million for the three months ended April 1, 2006. This decrease was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.6 million and $5.4 million at April 1, 2006 and December 31, 2005, respectively. The related valuation allowance was $3.5 million at April 1, 2006 and December 31, 2005. The Company’s effective tax rate decreased to 18% for the three months ended April 1, 2006 from 19.2% in the prior year period. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products.

Net income decreased by $3.0 million from $3.5 million for the three months ended April 2, 2005 to $.5 million for the three months ended April 1, 2006 as a result of the factors described above.

Liquidity and Capital Resources

Since 1997, the Company had financed its operations primarily from cash provided by operating activities and from approximately $31.7 million of proceeds from its 1997 initial public offering of common stock. On November 12, 2003 the Company completed a private placement of its common stock with various institutional investors resulting in net proceeds of $24.5 million.

On September 17, 2003, the Company entered into a loan agreement with SunTrust Bank for a line of credit of $5.0 million. This agreement, which bears interest at the rate of LIBOR plus 1.75%, was renewed in August 2005 and is due on demand. The Company has received a term sheet and is currently negotiating a new loan agreement which is expected to increase the term to three years and increase the amount of the line of credit to $30.0 million.

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

Cash and cash equivalents at April 1, 2006 were $6.4 million, a decrease of $2.9 million from $9.3 million at December 31, 2005. The decrease of was primarily attributable to net cash used in operating activities of $2.3 million, purchases of equipment and intangible assets of $1.2 million, offset by proceeds from sales of investments of $0.6 million.

Cash used by operations was $2.3 million in the first three months of 2006 compared to cash provided by operations of $1.7 million in the comparable prior year period, a decrease of $4.0 million primarily attributable to a decrease in net income of $3.3 million.

Net cash used in investing activities decreased by $3.6 primarily as a result of the $4.3 million used as for the purchase of iQvolution in the first quarter of 2005.

We believe that our working capital, together with anticipated cash flow from our operations, our credit facility, and previously announced shelf registration will be sufficient to fund our long-term liquidity requirements.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

Revenue Recognition - Revenue related to the Company’s measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as received. Amounts representing royalties for the current year and not received as of year-end are estimated as due (based on historical data) and recognized in the current year.

The Reserve for Excess and Obsolete Inventory - Since the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales experience and future sales forecasts. Inventory is considered obsolete if we have withdrawn those products from the market or if we had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory.

Income Taxes - We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

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

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The term of the lease expired on February 28, 2006, and is continuing on a month to month basis. The Company expects to renew the lease for an additional 3 - 5 years under similar terms. Base rent under the lease is $398,000 per year.

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, approximately 57% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the caption “Foreign Exchange Exposure”, above.

 Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of its Co-Chief Executive Officers and its Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, management has concluded that such disclosure controls and procedures were, as a result of the investigation described below, ineffective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter, and the Company voluntarily notified the SEC and the DOJ of this matter and provided them with information obtained during the course of the investigation and is cooperating with both agencies. The Company’s internal investigation has identified certain payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Litigation— On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the '148 patent and that the '148 patent is invalid.

On July 12, 2005, the court issued an order granting Cimcore-Romer's motion for summary judgment of infringement of three claims of the ‘148 patent. On July 22, 2005, the Company announced its decision to limit the capability of its U.S.-based FARO Arm products (the FARO Arm, the FARO Gage and the Digital Template) by removing what we call the "infinite rotation feature" by reducing this capability to 50 rotations or fewer. FARO believes that by limiting the range of the joint rotation to 50 rotations, it has removed from its U.S. products the ability to sweep through an unlimited arc, which is a feature of the ‘148 patent claims addressed by the court’s ruling required to infringe the '148 patent. The revised products have not, however, been considered by the courts. Accordingly, the Company cannot give assurance that the revised products will not be deemed to infringe the ‘148 patent.

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

In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the '148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. This narrow claim construction led the PTO to differentiate the claims for the references at issue in the first reexamination. The Company believes that this narrow construction, while allowing the '148 claims to be confirmed valid over the aforementioned references in the first reexamination, will prevent the California District Court from ruling that Faro's products infringe the '148 patent. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new "prior art" (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the '148 patent. This prior art reference was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company's statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc. (Registrant)

Date: June 29, 2006	By:	/s/
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)