Form 10-Q
period 2006-07-01
FARO TECHNOLOGIES INC
filed 2006-08-09
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,362,060 shares of the registrant’s common stock as of July 26, 2006.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended July 1, 2006

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited) As of July 1, 2006 and December 31, 2005	2

	b) Consolidated Statements of Income (Unaudited) For the Three and Six Months Ended July 1, 2006 and July 2, 2005	3

	c) Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended July 1, 2006 and July 2, 2005	4

	d) Notes to Consolidated Financial Statements (Unaudited) For the Six Months Ended July 1, 2006 and July 2, 2005	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26-27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27-29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES

INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share data)	July 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,917	$9,278
Short-term investments	15,790	16,490
Accounts receivable, net	34,497	28,654
Inventories	26,451	28,650
Deferred income taxes, net	2,879	2,155
Prepaid expenses and other current assets	3,046	2,200
Total current assets	89,580	87,427
Property and Equipment:
Machinery and equipment	8,321	6,940
Furniture and fixtures	3,670	3,334
Leasehold improvements	2,299	1,710
Property and equipment at cost	14,290	11,984
Less: accumulated depreciation and amortization	(7,461)	(5,920)
Property and equipment, net	6,829	6,064
Goodwill	16,916	14,574
Intangible assets, net	6,459	6,395
Service Inventory	4,966	4,333
Deferred income taxes, net	3,724	3,855
Total Assets	$128,474	$122,648
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,711	$12,301
Accrued liabilities	8,032	5,569
Income taxes payable	2,224	1,406
Current portion of unearned service revenues	3,502	3,168
Customer deposits	294	201
Current portion of long-term debt and obligations under capital leases	128	163
Total current liabilities	21,891	22,808
Unearned service revenues - less current portion	2,247	803
Deferred tax liability, net	1,200	-
Long-term debt and obligations under capital leases - less current portion	199	177
Total Liabilities	25,537	23,788
Commitments and contingencies - See Note O
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,498,404 and 14,481,178 issued; 14,350,726 and 14,290,917 outstanding, respectively	14	14
Additional paid-in-capital	84,437	83,940
Retained earnings	18,606	17,256
Accumulated other comprehensive income (loss)	31	(2,199)
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	102,937	98,860
Total Liabilities and Shareholders' Equity	$128,474	$122,648

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
SALES	$38,042	$30,895	$70,098	$58,511
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	15,480	12,505	28,701	22,778
GROSS PROFIT	22,562	18,390	41,397	35,733

OPERATING EXPENSES:
Selling	11,610	9,358	21,861	17,024
General and administrative	7,130	4,368	12,777	7,836
Depreciation and amortization	1,062	789	2,073	1,480
Research and development	1,797	1,633	3,649	2,960
Total operating expenses	21,599	16,148	40,360	29,300
INCOME FROM OPERATIONS	963	2,242	1,037	6,433
OTHER INCOME (EXPENSE)
Interest income	169	170	327	302
Other (expense) income , net	(88)	(111)	287	(139)
Interest expense	(4)	(76)	(6)	(78)
INCOME BEFORE INCOME TAX	1,040	2,225	1,645	6,518
INCOME TAX EXPENSE	187	313	296	1,137
NET INCOME	$853	$1,912	$1,349	$5,381

NET INCOME PER SHARE - BASIC	$0.06	$0.13	$0.09	$0.38

NET INCOME PER SHARE - DILUTED	$0.06	$0.13	$0.09	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	Jul 1, 2006	Jul 2, 2005
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$1,349	$5,381
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	2,073	1,480
Amortization of stock options and restricted stock units	148	(60)
Income tax benefit from exercise of stock options	-	371
Deferred income tax benefit	(736)	(234)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(4,632)	(4,774)
Inventories	2,220	(5,931)
Prepaid expenses and other current assets	(743)	(645)
Increase (decrease) in:
Accounts payable and accrued liabilities	(2,444)	(944)
Income taxes payable	726	312
Customer deposits	82	(118)
Unearned service revenues	1,598	633

Net cash used in operating activities	(359)	(4,529)

INVESTING ACTIVITIES:
Acquisition of iQvolution	-	(5,135)
Purchases of property and equipment	(2,122)	(1,724)
Payments for intangible assets	(589)	(482)
Purchases of short-term investments	-	(3,300)
Proceeds from short-term investments	700	10,995

Net cash (used in) provided by investing activities	(2,011)	354

FINANCING ACTIVITIES:
Payments of capital leases	(107)	(19)
Proceeds from issuance of stock, net	1	291

Net cash (used in) provided by financing activities	(106)	272

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	115	(1,504)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,361)	(5,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,278	16,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,917	$10,950

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended July 1, 2006 and July 2, 2005
(Unaudited)
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

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments, consisting of only normal recurring items, considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any future period.

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

NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006. The impact of this statement was not material to the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). This interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. This Interpretation also provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is reviewing FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

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

SFAS 123R provides two alternative transition methods in the period of adoption: the modified prospective application method and the modified retrospective application method. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method. The modified prospective application requires the compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The impact of this statement was not material to the Company’s financial position or results of operations. Compensation costs of $12 related to the Company’s stock option plan and $102 related to compensation costs of the restricted stock unit grants are included in operations in the six month period ended July 1, 2006.

Had compensation expense for stock options granted in the three and six month periods ended July 2, 2005 been recorded based on the fair market value at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Net income, as reported	$1,912	$5,381
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	38	(38)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(639)	(1,227)
Pro forma net income	$1,311	$4,116

Earnings per share:
Basic - as reported	$0.13	$0.38
Basic - pro forma	$0.09	$0.29
Diluted - as reported	$0.13	$0.37
Diluted - pro forma	$0.09	$0.28

We expect to incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123R for the expensing of stock options as we vested substantially all of our unvested and “out-of-the-money” options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s total outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	Jul 1, 2006	Jul 2, 2005

Cash paid for interest	$6	$71
Cash paid for income taxes	606	322
Cash received from income tax refund	-	1,161
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution		$3,869
Value of shares issued for milestones related to the
acquisition of iQvolution	$349	-
Purchase price adjustment for tax effects of acquisition
of iQvolution	$1,506	-
Capital lease obligations	$83	-

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Jul 1, 2006	Dec. 31, 2005
Accounts receivable	$34,803	$28,868
Allowance for doubtful accounts	(306)	(214)
Total	$34,497	$28,654

NOTE I - INVENTORIES

Inventories consist of the following:

	As of	As of
	Jul 1, 2006	Dec 31, 2005
Raw materials	$9,138	$11,820
Finished goods	4,366	4,976
Sales demonstration inventory	13,485	12,227
Reserve for excess and obsolete	(538)	(373)
Inventory	26,451	28,650
Service inventory	4,966	4,333
Total	$31,417	$32,983

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	14,303,013	$0.06	14,226,540	$0.13	14,312,369	$0.09	14,131,266	$0.38

Effect of dilutive securities	188,187	-	351,773	-	191,509	$-	360,406	$(0.01)

Diluted EPS	14,491,200	$0.06	14,578,313	$0.13	14,503,877	$0.09	14,491,672	$0.37

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Jul 1, 2006	Dec. 31, 2005
Accrued compensation and benefits	$4,536	$2,641
Accrued warranties	1,025	861
Professional and legal fees	1,545	1,239
Other accrued liabilities	926	828
	$8,032	$5,569

Activity related to accrued warranties was as follows:

	Jul 1,	Jul 2,
	2006	2005
Beginning Balance	$861	$565
Provision for warranty expense	353	475
Warranty expired	(189)	(223)
Ending Balance	$1,025	$817

NOTE L - INCOME TAXES

The tax provision for the six months ended July 1, 2006 decreased from the tax provision for the six months ended July 2, 2005, principally due to a decrease in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.4 million at July 1, 2006 and December 31, 2005. The related valuation allowance was $3.3 million and $3.5 million at July 1, 2006 and December 31, 2005, respectively. The Company’s effective tax rate increased to 18% for the six months ended July 1, 2006 from 17.4% in the prior year period as a result of the Company’s current projections for 2006. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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

The following table presents information about the Company by geographic area:

	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
SALES
Americas Region	$16,540	$15,033	$29,411	$25,944
Europe/Africa Region	15,140	12,099	27,628	23,939
Asia Pacific Region	6,362	3,763	13,059	8,628

TOTAL	$38,042	$30,895	$70,098	$58,511

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

NET INCOME	$853	$1,912	$1,349	$5,381
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	1,756	(2,754)	2,231	(4,152)

COMPREHENSIVE INCOME (LOSS)	$2,609	$(842)	$3,580	$1,229

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business, including leases with related parties, that expire on or before 2010. Total obligations under these leases will be approximately $2.5 million for 2006.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At July 1, 2006, the Company had completed the purchase of $1.2 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At July 1, 2006, $.15 million had been purchased under this agreement. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

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

            On September 20, 2005, the Court vacated its order of summary judgment of infringement and agreed to reconsider its conclusions from the patent claim construction (“Markman”) ruling, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement occurred on November 14, 2005. On October 18, 2005, the Court issued a revised claim construction that the Company believes materially alters the Court’s previous Markman ruling by substantially narrowing what FARO believes to be key aspects of the claim construction. The Company believes that this narrower claim construction will ultimately lead to a finding that it does not infringe any claim of the ‘148 patent. On November 14, 2005, the Court denied both the Plaintiffs’ Renewed Motion for Summary Judgment of Infringement and the Defendant’s Faro’s Renewed Motion for Summary Judgment of Non-Infringement, and determined that there existed a genuine issue of material fact with respect to whether Faro infringed the assert patent. The case was originally set for trial for January 31, 2006. On January 18, 2006, the Court vacated the trial date and remanded the case to the magistrate for resumption of discovery regarding Plaintiffs’ alleged compliance with the patent marking provisions of 35 U.S.C. § 287 and all related issues. A hearing on Faro’s Motion for Partial Summary Judgment Regarding Plaintiffs’ Failure to Comply With the Patent Marking Provisions of 35 U.S.C. § 287 was held on May 11, 2006. A new trial date has been set for October 30, 2006.

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

Securities Litigation— On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants. The amended complaint also names Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

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

The Company filed a Motion to Dismiss the amended complaint on July 31, 2006. The lead plaintiff, Kornitzer, has until August 30, 2006 to file a response to the Motion to Dismiss. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice. - As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.7 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.2 million in the first half of 2006 related to the FCPA matter.

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

The Company reported sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and the cessation of improper payments in China may have an adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the FCPA cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company has filed the appropriate payroll tax returns and remitted the deficiency.

NOTE P - CREDIT FACILITY

The Company has an available line of credit of $5.0 million. Terms of this line of credit require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, indebtedness to consolidated net worth, fixed charge coverage ratio and consolidated tangible net worth. As of July 1, 2006, the Company was not in compliance with one of the financial covenants requiring the Company to maintain a Minimum Fixed Charge Coverage Ratio. The Company has obtained a waiver from the bank related to this covenant violation. As of December 31, 2005, the Company was in compliance with the required ratios. Drawings under the line of credit bear interest at a rate equivalent to LIBOR plus 1.75%. The line of credit is due on demand. There were no amounts outstanding under the line of credit at July 1, 2006.

On July 11, 2006, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”). The Amended Loan Agreement replaces the Company’s prior $5.0 million loan agreement entered into on September 17, 2003. The Amended Loan Agreement provides for an available line of credit of $30.0 million. Loans under the Amended Loan Agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of June 30, 2006, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter of 2005 relating to the settlement of a purchase price adjustment clause within the purchase agreement. At July 1, 2006 and December 31, 2005, there were 84,773 and 150,261 shares being held in escrow, respectively.

The Company completed in the first quarter of 2006 the third party valuation of the assets acquired. The company made an adjustment to the purchase price to reflect a deferred tax liability of $1.5 million. The following table represents the fair value of the assets acquired and liabilities assumed and includes the final determination of the estimated fair values of deferred tax assets, non-compete, and intangible assets, which were preliminary as of December 31, 2005:

Current assets	$907
Property and equipment	$595
Deferred tax assets	$141
Non-compete	$348
Intangible assets	$3,492
Goodwill	$8,309
Current liabilities	$(2,235)
Long term debt	$(167)
Deferred tax liability	$(1,506)
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

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma consolidated results of operations for the three months ended April 2, 2005 are presented for informational purposes only and do not purport to be indicative of the consolidated results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the consolidated results of operations which may result in the future.

Three Months Ended
(unaudited)	April 1, 2005

Revenues	$27,987
Net income	$2,753
Income per share:
Basic	$0.20
Diluted	$0.19

NOTE R - SUBSEQUENT EVENTS

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The term of the Lease commenced as of July 1, 2006 and expires at midnight on July 1, 2011 (the “Initial Term”). The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the term. The Company also has a one-time right to terminate the Lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the Lease.

During the first year of the Initial Term, the fixed rent will be $302,750.00 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes.

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

•	changes in gross margins due to changing product mix of product sold and the different gross margins on different products;

•	the outcome of the purported class action lawsuit;

•	our inability to successfully implement the requirements of Restriction of use of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) compliance into our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

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

Overview

We design, develop, manufacture, market and support portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. The Company’s Digital Template articulated measuring device and its related software are used to measure the shape of existing counter tops and other structures in residential or commercial buildings to provide the data required to manufacture replacement countertops or other structures. The Digital Template reduces the time required to measure these existing products and to provide the data to manufacturing machines to create the replacement structures, compared to traditional techniques. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company sells under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3-D crime scene information. As of June 2006, the Company's products have been purchased by approximately 5,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in 2004. We established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first half of 2006, 42.0% of our sales were in the Americas compared to 44.3% in the first six months of 2005, 39.4% were in the Europe/Africa region compared to 40.9% in the first half of 2005 and 18.6% were in the Asia/Pacific region, compared to 14.8% in the prior year period (see also Note M- Geographic Data, to the financial statements above).

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Faro Laser Tracker and Faro Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is recognized upon shipment. In addition, we sell one to three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis. We also receive royalties from licensing agreements for our historical medical technology and generally recognize the revenue from these royalties as licensees use the technology.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We began complete production of the Faro Laser Tracker product in our Swiss plant in 2005. We began to manufacture our Faro Arm products in our Singapore plant in the fourth quarter of 2005, the Faro Laser Tracker in the first half of 2006 and we expect to begin production of our Faro Gage in the second half of 2006. We expect our Singapore plant will supply our Asia/Pacific market for these products. The manufacture of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. Our Faro Laser Scanner LS product is currently manufactured in our new facility located in Stuttgart, Germany. We expect all our existing plants to have the production capacity necessary to support our growth through 2006.

We have had sixteen consecutive profitable quarters through July 1, 2006. Our sales growth and profitability has been a result of a number of factors, including: the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, the acquisition of iQvolution AG in 2005, which manufactured the predecessor to the Faro Laser Scanner LS, and an increase in the number of sales people worldwide.

The Company reports both sales and new orders in its quarterly earnings releases. In the second quarter of 2006, new order bookings increased $6.3 million, or 18.3%, to $40.8 million from $34.5 million in the year-ago quarter. New orders increased 24.5% in the Americas to $17.8 million, from $14.3 million in the second quarter of 2005. New orders increased 22.7% to $16.2 million in Europe/Africa from $13.2 million in the second quarter of 2005. In Asia/Pacific new orders declined 2.9% to $6.8 million from $7.0 million in the second quarter of 2005.

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

The Company’s effective tax rate increased to 18% for the six months ended July 1, 2006 from 17.4% in the prior year period. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products. We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2005 have entered into an agreement with the Singapore Economic Development Board for a favorable multi-year income tax rate commitment covering our Singapore headquarters and manufacturing operations.

We expect to incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123(R) for the expensing of stock options as we vested substantially all of our unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s total outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.7 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.2 million in the first half of 2006 related to the FCPA matter.

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

The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and the cessation of improper payments in China may have an adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the Foreign Corrupt Practices Act cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company has filed the appropriate payroll tax returns and remitted the deficiency.

Results of Operations

Three Months Ended July 1, 2006 Compared to the Three Months Ended July 2, 2005

Sales increased by $7.1 million, or 23.0%, to $38.0 million in the three months ended July 1, 2006 from $30.9 million in the three months ended July 2, 2005. This increase resulted primarily from higher product sales due to the increase in the number of sales people worldwide. Sales in the Americas region increased $1.5 million, or 10.0%, to $16.5 million for the three months ended July 1, 2006 from $15.0 million in the three months ended July 2, 2005. Sales in the Europe/Africa region increased $3.0 million, or 24.8%, to $15.1 million for the three months ended July 1, 2006 from $12.1 million in the three months ended July 2, 2005. Sales in the Asia/Pacific region increased $2.6 million, or 68.4%, to $6.4 million for the three months ended July 1, 2006 from $3.8 million in the three months ended July 2, 2005.

Gross profit increased by $4.2 million, or 22.8%, to $22.6 million for the three months ended July 1, 2006 from $18.4 million for the three months ended July 2, 2005. Gross margin decreased to 59.3% for the three months ended July 1, 2006 from 59.5% for the three months ended July 2, 2005. Gross margin decreased primarily due to changes in the product mix, higher service costs and price discounts.

Selling expenses increased by $2.2 million, or 23.4%, to $11.6 million for the three months ended July 1, 2006 from $9.4 million for three months ended July 2, 2005. This increase was primarily due to higher compensation and commission expense of $1.4 million related to the increase in sales and marketing personnel and higher marketing costs of $0.9 million. Our sales growth is driven to a large extent by increased product sales, which are a result of market demand for and acceptance of our products, market size, and the total number of marketing and sales personnel. We will continue to selectively increase our sales and marketing headcount as the market demands. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 39, or 17.3%, to 265 from 226 between July 1, 2006 and July 2, 2005. Regionally, our sales and marketing headcount increased by 7, or 9.0%, in the Americas, to 85 from 78; by 21, or 22.1%, in Europe/Africa to 116 from 95; and by 11, or 20.8%, in Asia/Pacific to 64 from 53 between July 1, 2006 and July 2, 2005. As a percentage of sales, selling expenses increased to 30.5% of sales in the three months ended July 1, 2006 from 30.4% in the three months ended July 2, 2005. Regionally, selling expenses were 28.2% of sales in the Americas for the quarter, compared to 27.2% of sales in the year-ago quarter, 32.5% of sales for Europe/Africa compared to 31.0% of sales, and 31.7% of sales compared to 41.5% of sales for Asia/Pacific.

General and administrative expenses increased by $2.7 million, or 61.4%, to $7.1 million for the three months ended July 1, 2006 from $4.4 million for the three months ended July 2, 2005. General and administrative expenses as a percentage of sales increased to 18.7% for the three months ended July 1, 2006 from 14.2% for the three months ended July 2, 2005 due primarily to increased professional and legal fees of $2.2 million primarily related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary and governance related matters.

Depreciation and amortization expenses increased by $0.3 million to $1.1 million for the three months ended July 1, 2006 from $0.8 million for the three months ended July 2, 2005 as a result of the acquisition of new equipment and intangible assets.

Research and development expenses increased by $0.2 million, or 12.5%, to $1.8 million for the three months ended July 1, 2006 from $1.6 million for the three months ended July 2, 2005. This increase resulted primarily from an increase in salaries and subcontractors expense of $0.13 million related to the Laser Scanner product line. Research and development expenses as a percentage of sales decreased to 4.7% for the three months ended July 1, 2006 from 5.2% for the three months ended July 2, 2005.

Interest income, net increased by $0.07 million to $0.16 million for the three months ended July 1, 2006 from $0.09 million for the three months ended July 2, 2005, due to an increase in interest rates, partially offset by a reduction in total cash and short-term investments.

Other (expense) income, net decreased by $0.02 million to $0.09 million for the three months ended July 1, 2006, from an expense of $0.11 million for the three months ended July 2, 2005, primarily as a result of foreign exchange transaction gains.

Income tax expense decreased by $0.1 million to $0.2 million for the three months ended July 1, 2006 from $0.3 million for the three months ended July 2, 2005. This decrease was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.4 million at July 1, 2006 and December 31, 2005. The related valuation allowance was $3.3 million and $3.5 million at July 1, 2006 and December 31, 2005, respectively. The Company’s effective tax rate increased to 18% for the three months ended July 1, 2006 from 14.1% in the prior year period as a result of an increase in pretax income in higher tax rate jurisdictions. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction..

Net income decreased by $1.0 million to $0.9 million for the three months ended July 1, 2006 from $1.9 million for the three months ended July 2, 2005 as a result of the factors described above.

Six Months Ended July 1, 2006 Compared to the Six Months Ended July 2, 2005

Sales increased by $11.6 million, or 19.8%, to $70.1 million in the six months ended July 1, 2006 from $58.5 million in the six months ended July 2, 2005. This increase resulted primarily from higher product sales due to the increase in the number of sales people worldwide. Sales in the Americas region increased $3.5 million, or 13.5%, to $29.4 million for the six months ended July 1, 2006 from $25.9 million in the six months ended July 2, 2005. Sales in the Europe/Africa region increased $3.7 million, or 15.5%, to $27.6 million for the six months ended July 1, 2006 from $23.9 million in the six months ended July 2, 2005. Sales in the Asia/Pacific region increased $4.5 million, or 52.3%, to $13.1 million for the six months ended July 1, 2006 from $8.6 million in the six months ended July 2, 2005.

Gross profit increased by $5.7 million, or 16.0%, to $41.4 million for the six months ended July 1, 2006 from $35.7 million for the six months ended July 2, 2005. Gross margin decreased to 59.1% for the six months ended July 1, 2006 from 61.0% for the six months ended July 2, 2005. Gross margin decreased primarily due to changes in the product mix, higher service costs and price discounts.

Selling expenses increased by $4.9 million, or 28.8%, to $21.9 million for the six months ended July 1, 2006 from $17.0 million for six months ended July 2, 2005. This increase was primarily due to higher compensation and commission expense of $3.1 million related to the increase in sales and marketing personnel, higher marketing costs of $1.4 million and higher product demonstration costs of $0.3 million. Our sales growth is driven to a large extent by the growth in the number of sales people. As part of our ongoing global sales force expansion, worldwide sales and marketing headcount increased by 39, or 17.3%, to 265 from 226 between July 1, 2006 and July 2, 2005. Regionally, our sales and marketing headcount increased by 7, or 9.0%, in the Americas, to 85 from 78; by 21, or 22.1%, in Europe/Africa to 116 from 95; and by 11, or 20.8%, in Asia/Pacific to 64 from 53 between July 1, 2006 and July 2, 2005. As a percentage of sales, selling expenses increased to 31.2% of sales in the six months ended July 1, 2006 from 29.1% in the six months ended July 2, 2005. Regionally, selling expenses were 28.5% of sales in the Americas for the six months, compared to 27.0% of sales in the prior year period, 32.0% of sales for Europe/Africa compared to 29.6% of sales and 36.0% of sales compared to 34.7% of sales for Asia/Pacific.

General and administrative expenses increased by $5.0 million, or 64.1%, to $12.8 million for the six months ended July 1, 2006 from $7.8 million for the six months ended July 2, 2005. General and administrative expenses as a percentage of sales increased to 18.3% for the six months ended July 1, 2006 from 13.3% for the six months ended July 2, 2005 due to increased professional and legal fees of $3.6 million primarily related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary and governance related matters, and an increase in salaries of $0.7 million.

Depreciation and amortization expenses increased by $0.6 million to $2.1 million for the six months ended July 1, 2006 from $1.5 million for the six months ended July 2, 2005 as a result of the acquisition of new equipment and intangible assets.

Research and development expenses increased by $0.6 million, or 20.0%, to $3.6 million for the six months ended July 1, 2006 from $3.0 million for the six months ended July 2, 2005. This increase resulted primarily from an increase in salaries and subcontractors expense of $0.5 million related to the addition of the Laser Scanner product line. Research and development expenses as a percentage of sales were 5.1% for the six months ended July 1, 2006 and July 2, 2005.

Interest income, net increased by $0.10 million to $0.32 million for the six months ended July 1, 2006 from $0.22 million for the six months ended July 2, 2005, due to an increase in interest rates, partially offset by a reduction in total cash and short-term investments.

Other (expense) income, net increased by $0.43 million to income of $0.29 million for the six months ended July 1, 2006, from an expense of $0.14 million for the six months ended July 2, 2005, primarily as a result of foreign exchange transaction gains.

Income tax expense decreased by $0.8 million to $0.3 million for the six months ended July 1, 2006 from $1.1 million for the six months ended July 2, 2005. This decrease was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.4 million at July 1, 2006 and December 31, 2005. The related valuation allowance was $3.3 million and $3.5 million at July 1, 2006 and December 31, 2005, respectively. The Company’s effective tax rate increased to 18% for the three months ended July 1, 2006 from 17.4% in the prior year period. The Company currently estimates the effective tax rate will approximate 18% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $4.1 million to $1.3 million for the six months ended July 1, 2006 from $5.4 million for the six months ended July 2, 2005 as a result of the factors described above.

Liquidity and Capital Resources

On September 17, 2003, the Company entered into a loan agreement with a bank for a line of credit of $5.0 million. This agreement, which bears interest at the rate of LIBOR plus 1.75%, was renewed in August 2005 and had been due on demand. On July 11, 2006, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”). The Amended Loan Agreement replaces the Company’s prior $5.0 million loan agreement entered into on September 17, 2003. The Amended Loan Agreement provides for an available line of credit of $30.0 million. Loans under the Amended Loan Agreement bear interest at the rate of LIBOR plus 1.75%.

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

Cash and cash equivalents at July 1, 2006 were $6.9 million, a decrease of $2.4 million from $9.3 million at December 31, 2005. The decrease was primarily attributable to net cash used in operating activities of $0.4 million, purchases of equipment and intangible assets of $2.8 million, offset by proceeds from sales of investments of $0.7 million. In addition, the Company has short term investments of $15.8 million and $16.5 million at July 1, 2006 and December 31, 2005, respectively.

Cash used in operations was $0.4 million in the first six months of 2006 compared to $4.5 million in the comparable prior year period, a decrease of $4.1 million primarily attributable to a reduction in inventory of $2.2 million in the first half of 2006 compared to an increase of $5.9 million in the first half of 2005, offset by a decrease in net income of $4.0 million.

Net cash used in investing activities was $2.0 million in the first six months of 2006 compared to net cash provided by investing activities of $0.4 million in the prior year period. This increase of $2.4 million was primarily the result of a decrease in net proceeds from short term investments of $7.0 million, of which $5.1 million was used for the purchase of iQvolution in the prior period of 2005.

We believe that our working capital, together with anticipated cash flow from our operations and our credit facility will be sufficient to fund our long-term liquidity requirements.

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

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The term of the Lease commenced as of July 1, 2006 and expires at midnight on July 1, 2011 (the “Initial Term”). The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the term. The Company also has a one-time right to terminate the Lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the Lease.

During the first year of the Initial Term, the fixed rent will be $302,750.00 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes.

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, approximately 58% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the caption “Foreign Exchange Exposure”, above.

 Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Co-Chief Executive Officers and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were, as a result of the investigation described below, ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter, and the Company voluntarily notified the SEC and the DOJ of this matter and provided them with information obtained during the course of the investigation and is cooperating with both agencies. The Company’s internal investigation has identified certain payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2005, in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations Commission of the Treadway Commission (COSO). Based upon this evaluation and the facts that arose prior to filing the Form 10-K for the year ended December 31, 2005, management has concluded that certain deficiencies exist in the design and operation of internal controls related to financial reporting, which represent a material weakness in internal control over financial reporting.

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

The matters described above constitute changes to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

            On September 20, 2005, the Court vacated its order of summary judgment of infringement and agreed to reconsider its conclusions from the patent claim construction (“Markman”) ruling, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement occurred on November 14, 2005. On October 18, 2005, the Court issued a revised claim construction that the Company believes materially alters the Court’s previous Markman ruling by substantially narrowing what FARO believes to be key aspects of the claim construction. The Company believes that this narrower claim construction will ultimately lead to a finding that it does not infringe any claim of the ‘148 patent. On November 14, 2005, the Court denied both the Plaintiffs’ Renewed Motion for Summary Judgment of Infringement and the Defendant’s Faro’s Renewed Motion for Summary Judgment of Non-Infringement, and determined that there existed a genuine issue of material fact with respect to whether Faro infringed the assert patent. The case was originally set for trial for January 31, 2006. On January 18, 2006, the Court vacated the trial date and remanded the case to the magistrate for resumption of discovery regarding Plaintiffs’ alleged compliance with the patent marking provisions of 35 U.S.C. § 287 and all related issues. A hearing on Faro’s Motion for Partial Summary Judgment Regarding Plaintiffs’ Failure to Comply With the Patent Marking Provisions of 35 U.S.C. § 287 was held on May 11, 2006. A new trial date has been set for October 30, 2006.

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

The Company filed a Motion to Dismiss the amended complaint on July 31, 2006. The lead plaintiff, Kornitzer, has until August 30, 2006 to file a response to the Motion to Dismiss. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice - As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.7 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.2 million in the first half of 2006 related to the FCPA matter.

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

The Company reported sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. The termination of certain personnel and the cessation of improper payments in China may have an adverse effect on future operations in China because such action could negatively influence the decisions of a significant number of customers of the Chinese subsidiary to do business with that subsidiary. The potential magnitude of the loss of sales in China as a result of potential violations of the FCPA cannot be estimated at this time.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company has filed the appropriate payroll tax returns and remitted the deficiency.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Form 10-K for the year ended December 31, 2005 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

  The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., all of the issued and outstanding capital stock of which is owned by Simon Raab, the Company's Chairman and Co-Chief Executive Officer, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The term of the Lease commenced as of July 1, 2006 and expires at midnight on July 1, 2011 (the “Initial Term”). The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the term. The Company also has a one-time right to terminate the Lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the Lease.

During the first year of the Initial Term, the fixed rent will be $302,750.00 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes.

Item 6. Exhibits

10	Lease Agreement dated August 8, 2006, between the Company and Xenon Research, Inc.
31-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc. (Registrant)

Date: August 9, 2006	By:	/s/
Keith S. Bair Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

FARO TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

10	Lease Agreement dated August 8, 2006, between the Company and Xenon Research, Inc.

31-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chairman of the Board and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the President and Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-C	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002