Form 10-Q/A
period 2006-04-01
FARO TECHNOLOGIES INC
filed 2006-09-15
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended April 1, 2006

INDEX

Part I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited)
	As of April 1, 2006 and December 31, 2005	4

	b) Consolidated Statements of Income (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	5

	c) Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	6

	d) Notes to Consolidated Financial Statements (Unaudited)
	For the Three Months Ended April 1, 2006 and April 2, 2005	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27-30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

CERTIFICATIONS		32-37

EXPLANATORY NOTE:
This Form 10-Q/A (the “Amended Report”) is being filed to include the conformed signatures in Exhibits 31-A, 31-B, 31-C, 32-A, 32-B, and 32-C in accordance with Item 302 of Regulation S-T, which typed signature next to the /S/ was omitted in the original Form 10-Q filed on June 29, 2006.

Except for the aforementioned change, this Amended Report does not modify or update other disclosures in the original Form 10-Q filed on June 29, 2006.

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

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(in thousands)	Apr 1, 2006	Apr 2, 2005

SALES	$32,056	$27,617
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	13,221	10,274
GROSS PROFIT	18,835	17,343

OPERATING EXPENSES:
Selling	10,251	7,666
General and administrative	5,647	3,467
Depreciation and amortization	1,011	690
Research and development	1,852	1,327
Total operating expenses	18,761	13,150
INCOME FROM OPERATIONS	74	4,193
OTHER INCOME (EXPENSE)
Interest income	158	132
Other income (expense), net	375	(29)
Interest expense	(2)	(2)
INCOME BEFORE INCOME TAX	605	4,294
INCOME TAX EXPENSE	109	825
NET INCOME	$496	$3,469

NET INCOME PER SHARE - BASIC	$0.03	$0.25

NET INCOME PER SHARE - DILUTED	$0.03	$0.24

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

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	Apr 1, 2006	Apr 2, 2005

Cash paid for interest	$2	$2
Cash paid for income taxes	432	25
Cash received from income tax refund	-	1,161
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution		$3,869
Value of shares issued for milestones related to the
acquisition of iQvolution	$176
Purchase price adjustment for tax effects of acquisition
of iQvolution	$1,506

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Apr 1, 2006	Dec. 31, 2005
Accounts receivable	$28,188	$28,868
Allowance for doubtful accounts	(177)	(214)
Total	$28,011	$28,654

NOTE I - INVENTORIES

Inventories consist of the following:

	As of	As of
	Apr 1, 2006	Dec 31, 2005
Raw materials	$9,933	$11,621
Work-in-process	82	199
Finished goods	4,266	4,976
Sales demonstration inventory	13,749	12,227
Reserve for excess and obsolete	(638)	(373)
Inventory	27,392	28,650
Service inventory	4,371	4,333
Total	$31,763	$32,983

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 1, 2006		April 1, 2005
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount

Basic EPS	14,321,724	$0.03	14,037,027	$0.25

Effect of dilutive securities	193,299	-	370,982	(0.01)

Diluted EPS	14,515,023	$0.03	14,408,009	$0.24

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Accrued Liabilities consist of the following:

	As of	As of
	Apr 1, 2006	Dec. 31, 2005
Accrued compensation and benefits	$2,723	$2,641
Accrued warranties	848	861
Professional and legal fees	2,125	1,239
Other accrued liabilities	374	828
	$6,070	$5,569

Activity related to accrued warranties was as follows:

	Apr 1,	Apr 2,
	2006	2005
Beginning Balance	$861	$565
Provision for warranty expense	78	152
Warranty expired	(91)	(68)
Ending Balance	$848	$649

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

FARO Technologies, Inc.
(Registrant)

Date: June 29, 2006	By: / S / Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)