Form 10-Q/A
period 2006-07-01
FARO TECHNOLOGIES INC
filed 2006-09-15
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Large accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,362,060 shares of the registrant’s common stock as of July 26, 2006.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended July 1, 2006

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

ITEM 1.	FINANCIAL STATEMENTS

	A) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	AS OF JULY 1, 2006 AND DECEMBER 31, 2005	4

	B) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005	5

	C) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005	6

	D) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005	7-17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	18-27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	28-29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29-31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

SIGNATURES		33

CERTIFICATIONS		34-39

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 1,	December 31,
(in thousands, except share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,917	$9,278
Short-term investments	15,790	16,490
Accounts receivable, net	34,497	28,654
Inventories	26,451	28,650
Deferred income taxes, net	2,879	2,155
Prepaid expenses and other current assets	3,046	2,200
Total current assets	89,580	87,427
Property and Equipment:
Machinery and equipment	8,321	6,940
Furniture and fixtures	3,670	3,334
Leasehold improvements	2,299	1,710
Property and equipment at cost	14,290	11,984
Less: accumulated depreciation and amortization	(7,461)	(5,920)
Property and equipment, net	6,829	6,064
Goodwill	16,916	14,574
Intangible assets, net	6,459	6,395
Service Inventory	4,966	4,333
Deferred income taxes, net	3,724	3,855
Total Assets	$128,474	$122,648
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,711	$12,301
Accrued liabilities	8,032	5,569
Income taxes payable	2,224	1,406
Current portion of unearned service revenues	3,502	3,168
Customer deposits	294	201
Current portion of long-term debt and obligations under capital leases	128	163
Total current liabilities	21,891	22,808
Unearned service revenues - less current portion	2,247	803
Deferred tax liability, net	1,200	-
Long-term debt and obligations under capital leases - less current portion	199	177
Total Liabilities	25,537	23,788
Commitments and contingencies - See Note O
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,498,404 and 14,481,178 issued; 14,350,726 and 14,290,917 outstanding, respectively	14	14
Additional paid-in-capital	84,437	83,940
Retained earnings	18,606	17,256
Accumulated other comprehensive income (loss)	31	(2,199)
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	102,937	98,860
Total Liabilities and Shareholders' Equity	$128,474	$122,648

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