Form 10-K/A
period 2005-12-31
FARO TECHNOLOGIES INC
filed 2006-10-13
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K / A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3157093 (I.R.S. Employer Identification Number)

125 Technology Park, Lake Mary, FL (Address of principal executive offices)	32746 (Zip code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Form 10-K/A (the “Amended Report”) is being filed to include the conformed signatures in Exhibits 31-A, 31-B, 31-C, 32-A, 32-B, and 32-C in accordance with Item 302 of Regulation S-T, which typed signature next to the /S/ was omitted in the original Form 10-K filed on June 29, 2006.

This Amended Report also contains a revised “Report of Independent Registered Public Accounting Firm” as a result of the omission of the last two paragraphs of the report during the Edgarization process of the original filing.

Except for the aforementioned changes, this Amended Report does not modify or update other disclosures in the original Form 10-K filed on June 29, 2006.

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

•
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

•	CAM2 Software - See separate section on CAM2 Software below.

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

•
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

•	Computer - See description under Faro Arm above.

•	CAM2 Software -- See separate section on CAM2 software below.

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

•
CAM2 Measure X allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure X is offered with the Faro Arm and the Faro Laser Tracker.

•
CAM2 SPC Process allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the Faro Arm or Faro Laser Tracker, CAM2 SPC Process accepts data from CMM and other computer-based measurement devices from many different measurement applications along the production line.

•
Soft Check Tool is a custom software program designed to lead an operator through a measurement process on the Faro Arm or Faro Laser Tracker with minimal training. These programs are created by the Company from specifications provided by the customer.

•
Faro Gage Software includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gauging and Soft Check tools.

Laser Scanner LS Software. The Company has a number of programs available for its Laser Scanner LS product, as follows:

•	Faro Scout is a powerful software tool for displaying 3-D measurements and navigation in huge pointclouds.

•	Faro Scene is software for displaying, analyzing, administration and editing of 3-D measurements in huge pointclouds including registration of multiple pointclouds.

•
Farocloud for AutoCAD supports the visualization and analysis of millions of 3-D points in the well known AutoCAD software environment. As-built documentation of industrial structures, historic buildings or many more applications are possible.

•	Faroworks is a web-based tool for the administration of complex projects and navigation from floorplan to scan with links to measurements.

•	Walkinside is a high performance 3-D viewer with full room measurement and other features.

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

	Historical -Year ended December 31,
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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of income:

	Years ended December 31,
	2005	2004	2003
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	41.9%	38.2%	41.1%
Gross margin	58.1%	61.8%	58.9%
Operating expenses:
Selling	29.7%	26.7%	25.6%
General and administrative	12.4%	12.1%	13.7%
Depreciation and amortization	2.7%	2.4%	3.0%
Research and development	5.1%	5.6%	6.3%
Total operating expenses	49.9%	46.8%	48.5%
Income from operations	8.2%	15.0%	10.4%
Interest income	0.6%	0.4%	0.1%
Other (expense) income, net	(0.6%)	0.4%	2.7%
Interest expense	(0.1%)	(0.0%)	(0.1%)
Income before income taxes	8.1%	15.8%	13.1%
Income tax expense	1.5%	0.4%	1.6%
Net income	6.6%	15.4%	11.5%

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

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on automotive and other equipment with an initial term of 36 to 60 months and other non-cancelable operating leases, including leases with related parties that expire on or before 2010. These obligations are presented below as of December 31, 2005:

	Payments Due bv Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital lease obligations	$227	$119	$104	$4	-
Operating lease obligations	7,263	2,257	3,318	1,688	-
Purchase obligations	8,044	8,044	-	-	-
Total	$15,534	$10,420	$3,422	$1,692	$-

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FARO Technologies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 21, 2006 expressed an unqualified opinion on management’s assessment of internal controls over financial reporting and an adverse opinion on the Company’s internal controls over financial reporting.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

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

/s/ ERNST & YOUNG LLP

Orlando, Florida February 20, 2004

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,278	$16,357
Short-term investments	16,490	22,485
Accounts receivable, net	28,654	22,484
Inventories	28,650	16,378
Deferred income taxes, net	2,155	744
Prepaid expenses and other current assets	2,200	2,538
Total current assets	87,427	80,986
Property and Equipment:
Machinery and equipment	6,940	4,352
Furniture and fixtures	3,334	2,394
Leasehold improvements	1,710	910
Property and equipment at cost	11,984	7,656
Less: accumulated depreciation and amortization	(5,920)	(3,641)
Property and equipment, net	6,064	4,015
Goodwill	14,574	8,077
Intangible assets, net	6,395	3,568
Service inventory	4,333	4,159
Deferred income taxes, net	3,855	4,273
Total Assets	$122,648	$105,078
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Account payable	$12,301	$4,736
Accrued liabilities	5,569	7,252
Income taxes payable	1,406	104
Current portion of unearned service revenues	3,168	2,663
Customer deposits	201	441
Current portion of long-term debt and obligations under capital leases	163	104
Total current liabilities	22,808	15,300
Unearned service revenues - less current portion	803	474
Long-term debt and obligations under capital leases - less current portion	177	146
Total Liabilities	23,788	15,920
Commitments and contingencies - See notes 11 and 16

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,481,178 and 14,004,092 issued; 14,290,917 and 13,964,092 outstanding, respectively	14	14
Additional paid-in-capital	83,792	78,282
Deferred compensation	148	505
Retained earnings	17,256	9,077
Accumulated other comprehensive (loss) income	(2,199)	1,431
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	98,860	89,158
Total Liabilities and Shareholders' Equity	$122,648	$105,078

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except share and per share data)	2005	2004	2003
SALES	$125,590	$97,020	$71,786
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	52,658	37,025	29,520
Gross profit	72,932	59,995	42,266

OPERATING EXPENSES:
Selling	37,274	25,887	18,342
General and administrative	15,539	11,745	9,835
Depreciation and amortization	3,453	2,339	2,119
Research and development	6,440	5,441	4,530

Total operating expenses	62,706	45,412	34,826

INCOME FROM OPERATIONS	10,226	14,583	7,440

OTHER INCOME (EXPENSE)
Interest income	567	356	82
Other (expense) income, net	(806)	362	1,960
Interest expense	(89)	(12)	(46)

INCOME BEFORE INCOME TAX	9,898	15,289	9,436

INCOME TAX EXPENSE	1,719	358	1,158

NET INCOME	$8,179	$14,931	$8,278

NET INCOME PER SHARE - BASIC	$0.58	$1.08	$0.68

NET INCOME PER SHARE - DILUTED	$0.57	$1.06	$0.64

Weighted average shares - Basic	14,169,140	13,833,590	12,181,221

Weighted average shares - Diluted	14,442,248	14,023,159	12,845,992

The accompanying notes are an integral part of these consolidated financial statements.

 FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deferred	Retained Earnings	Accumulated Other Comprehensive	Common Stock in
(in thousands, except share data)	Shares	Amounts	Capital	Compensation	(Deficit)	(Loss) Income	Treasury	Total
BALANCE DECEMBER 31, 2002	11,931,726	$12	$49,463	$(15)	$(14,132)	$(1,794)	$(151)	$33,383

Net income					8,278			8,278
Currency translation adjustment, net of tax						1,800		1,800
Comprehensive income								10,078
Options subject to variable accounting			931	(931)				-
Amortization of unearned compensation				719				719
Stock option exercised	528,839	1	1,300					1,301
Settlement of SMX arbitration settled in stock	(99,567)		(1,156)					(1,156)
Tax benefit from employee stock option exercises			1,420					1,420
Issuance of common stock, net of expenses	1,158,000	1	23,175					23,176

BALANCE DECEMBER 31, 2002	13,518,998	$14	$75,133	$(227)	$(5,854)	$6	$(151)	$68,921

Net income					14,931			14,931
Currency translation adjustment, net of tax						1,425		1,425
Comprehensive income								16,356
Options subject to variable accounting			(455)	455				-
Amortization of unearned compensation				277				277
Stock option exercised	485,512		1,171					1,171
Tax benefit from employee stock option exercises			2,434					2,434
Cancellation of SMX shares	(418)		(1)					(1)

BALANCE DECEMBER 31, 2002	14,004,092	$14	$78,282	$505	$9,077	$1,431	$(151)	$89,158

Net income					8,179			8,179
Currency translation adjustment, net of tax						(3,630)		(3,630)
Comprehensive income								4,549
Options subject to variable accounting			207	(207)				-
Amortization of unearned compensation				(150)				(150)
Amortization of restricted stock units			93					93
Accrual for iQvolution milestone earn-outs			675					675
Stock issued for iQvolution milestone earn-outs	12,183		252					252
Stock option exercised	137,499		340					340
Tax benefit from employee stock option exercises			382					382
Stock issued for iQvolution purchase	152,292		3,499					3,499
Board compensation	24,851		62					62

BALANCE DECEMBER 31, 2002	14,330,917	$14	$83,792	$148	$17,256	$(2,199)	$(151)	98,860

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$8,179	$14,931	$8,278
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,453	2,339	2,119
Settlement of SMX arbitration received in stock	-	-	(1,156)
Provision for bad debts	112	154	140
Income tax benefit from exercise of stock options	382	2,434	1,420
Deferred income taxes	(854)	(3,309)	(1,709)
Employee stock plans (income) expense	(57)	277	719
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(7,830)	(5,474)	(898)
Inventories	(13,788)	(5,354)	(4,996)
Prepaid expenses and other current assets	508	(1,019)	(229)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,309	2,138	961
Income taxes payable	1,454	(502)	(321)
Customer deposits	(302)	69	245
Unearned service revenues	1,030	611	102

Net cash (used in) provided by operating activities	(3,404)	7,295	4,675

INVESTING ACTIVITIES:
Acquisition of iQvolution	(6,385)	-	-
Purchases of property and equipment	(3,937)	(2,451)	(1,430)
Payments for intangible assets	(937)	(1,004)	(868)
Proceeds from repayment of notes receivable	-	-	1,240
Purchases of short-term investments	(10,900)	(30,390)	(15,847)
Proceeds from short-term investments	16,895	23,942	1,675

Net cash used in investing activities	(5,264)	(9,903)	(15,230)

FINANCING ACTIVITIES:
Payments on line of credit, capital leases and long-term debt	(34)	(38)	(1,459)
Proceeds from issuance of stock, net	402	1,171	24,478

Net cash provided by financing activities	368	1,133	23,019

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,221	407	937

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,079)	(1,068)	13,401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOED	16,357	17,425	4,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,278	$16,357	$17,425

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31
	2005	2004	2003
Net income, as reported	$8,179	$14,931	$8,278
(Deduct) Add: Stock-based employee compensation (income) expense included in reported net income, net of; related tax effects*	(94)	173	448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,468)	(1,358)	(317)
Pro forma net income	$617	$13,746	$8,409
Earnings per share:
Basic - as reported	$0.58	$1.08	$0.68
Basic - pro forma	$0.04	$0.99	$0.69
Diluted - as reported	$0.57	$1.06	$0.64
Diluted - pro forma	$0.04	$0.98	$0.65

*The years ended 2005, 2004 and 2003 assume a U.S. tax rate of 37.6%

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

	Years ended December 31,
	2005	2004
	(unaudite d)	(unaudited)
Revenues	$125,961	$103,022
Net income	$7,463	$13,891
Income per share:
Basic	$0.53	$099
Diluted	$0.52	$0.98

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

3.    SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2005	2004	2003
Cash paid for interest	$91	$12	$47
Cash paid for income taxes	2,027	357	1,526
Cash received from income tax refund	1,161	-	-
Non-cash investing and financing activities:
Value of shares issued for acquisition of lQvolution	3,756	-	-
Fixed assets acquired under capital lease obligations	-	317	61
Retirement of fully depreciated property and equipment	-	4,016	-

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$339	$255	$852
Provision	112	154	140
Amounts written off, net of recoveries	(237)	(70)	(737)
Balance, end of year	$214	$339	$255

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

8.    INTANGIBLE ASSETS

Intangible assets consist of the following:
	December 31,
	2005	2004
Arnortizable intangible assets:
Existing product technology	$8,767	$6,616
Patents	2,544	2,625
Other	5,755	5,855
Total	17,066	15,096
Accumulated amortization	(10,921)	(11,778)
Total arnortizable intangible assets, net	6,145	3,318
Non-arnortizable intangible assets:
Customer lists	250	250
Intangible assets - net	$6,395	$3,568

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
$6,145

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Accrued compensation and benefits	$2,641	$3,046
Accrued warranties	861	565
Professional and legal fees	1,239	930
Other accrued liabilities	828	2,711
	$5,569	$7,252

Activity related to accrued warranties was as follows:

	December 31,
	2005	2004
Beginning Balance	$565	$590
Provision for warranty expense	1,050	740
Warranty expired	(754)	(765)
Ending Balance	$861	$565

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

Income tax expense for the years ended December 31, 2005, 2004, and 2003 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2005	2004	2003
Tax expense at statutory rate of 35%	$3,464	$5,351	$3,302
State income taxes, net of federal benefit	84	147	292
Foreign tax rate difference	(2,771)	(1,309)	602
Research and development credit	(274)	(270)	(106)
Change in valuation allowance	1,247	(3,191)	(3,974)
Change in foreign tax rate	-	-	381
Other	(31)	(370)	661
Total income tax expense	$1,719	$358	$1,158

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2005	2004
Net deferred income tax asset - Current
Product design costs	$-	$(175)
Intercompany profit in inventory	2,166	993
Warranty costs	242	141
Bad debt reserve	32	9
Inventory reserve	59	-
Unearned service revenue	723	-
Other	4	20
Deferred income tax asset - Current	3,226	988
Valuation Allowance	(1,071)	(244)
Net deferred income tax asset - Current	$2,155	$744

Net deferred income tax asset - Non-current
Depreciation	$886	$853
Goodwill amortization	(880)	(650)
Product design costs	(128)	-
Employee stock options	55	188
Unearned service revenue	199	617
Tax credits	716	1,019
Loss carryforwards	5,442	3,469
Deferred income tax asset - Non-current	6,270	5,676
Valuation Allowance	(2,415)	(1,403)
Net deferred income tax asset - Non-current	$3,855	$4,273

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

16.    COMMITMENTS AND CONTINGENCIES

Leases—The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, including leases with related parties (see Note 12), in effect at December 31, 2005:

Years ending December 31,	Amount
2006	$2,519
2007	1,823
2008	1,495
2009	1,220
2010	468
Thereafter	-
Total future minimum lease payments	$7,525

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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $3.5 million in 2006 relating to its internal investigation of the FCPA matter.

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

A summary of stock option activity and weighted average exercise prices follows:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,215,240	$13.69	978,952	$2.42	1,554,513	$2.41
Granted	314,123	22.75	750,730	20.86	22,500	5.39
Forfeited	(51,830)	20.06	(28,930)	8.06	(69,222)	2.13
Exercised	(137,499)	2.47	(485,512)	2.41	(528,839)	2.46
Outstanding at end of year	1,340,034	$16.72	1,215,240	$13.69	978,952	$2.42
Outstanding exercisable at year-end	1,329,366	$16.82	339,465	$6.40	501,631	$2.61
Weighted-average fair value of options
granted during the year	$11.03		$13.67		$3.35

A summary of stock options outstanding and exercisable as of December 31, 2005 follows:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Average Exercise Price	Options Exercisable	Average Exercise Price
Up to $1.50	30,312	5.84	$1.50	30,312	$1.50
$1.51-$3.00	283,812	6.23	2.23	280,645	2.23
$3.01-$10.00	26,503	6.21	4.46	19,002	4.09
$10.01-$20.00	505,460	8.85	19.27	505,460	19.27
Over $20.00	493,947	8.82	24.03	493,947	24.03
	1,340,034	8.17	$16.72	1,329,366	$16.82

Remaining non-exercisable options as of December 31, 2005 become exercisable as follows:

Years ending December 31,	Amount
2006	10,668
10,668

18.    EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years ended December 31,
	2005		2004		2003
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	14,169,140	$0.58	13,833,590	$1.08	12,181,221	$0.68
Effect of dilutive securities	273,108	(0.01)	189,569	(0.02)	664,771	(0.04)
Diluted EPS	14,442,248	$0.57	14,023,159	$1.06	12,845,992	$0.64

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FARO Technologies, Inc. (a Florida Corporation) and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the lack of controls in place to prevent unauthorized payments made to intermediaries that resulted in violations of the Foreign Corrupt Practices Act, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that FARO Technologies, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Faro Technologies, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended and our report dated June 21, 2006 expressed an unqualified opinion on those financial statements.

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

Executive Compensation

The following table provides information regarding the compensation awarded or paid to, or earned by, our Co-Chief Executive Officers and each of our named executive officers:

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation
					Shares
				Other Annual	Underlying	All Other
Name and Positions	Year	Salary	Bonus (3)	Compensation	Options Granted	Compensation

Simon Raab	2005	$398,077	$79,615	-	-	-
Co-Chief Executive Officer,	2004	$347,644	$200,000	-	-	-
Chairman	2003	$288,000	$200,000	-	-	-

Jay Freeland (1)	2005	$238,492	$48,187	-	40,000	-
Co-Chief Executive Officer,	2004	$22,115	$-	-	50,000	-
President	2003	$-	$-	-	-	-

Barbara R. Smith (2)	2005	$169,519	$28,038	-	69,000	-
Chief Financial Officer,	2004	$-	$-	-	-	-
Senior Vice President	2003	$-	$-	-	-	-

Gregory A. Fraser	2005	$234,423	$46,885	-	37,600	-
Executive Vice President	2004	$218,969	$110,000	-	-	-
	2003	$193,000	$125,000	-	-	-

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

Stock Option Grants and Exercises

The following table sets forth information concerning individual grants of stock options made during the 2005 fiscal year to each of the named executive officers:

OPTIONS GRANTED LAST YEAR

	Individual Grants					Potential Realizable
	Number of	Percentage of				Value at Assumed Annual
	Securities	Total Options		Market Price		Rates of Stock Price
	Underlying	Granted to	Exercise of	of Underlying		Appreciation for Option
	Options	Employees in	Base Price	Security on	Expiration	Term
	Granted (#)	2005	($ / Share)	Date of Grant	Date	5% ($)	10% ($)
Jay Freeland	40,000	12.73	19.38	19.38	12/05/2015	487,519	1,235,469
Gregory A. Fraser	37,600	11.97	19.38	19.38	12/05/2015	458,268	1,161,341
Barbara R. Smith	30,000	9.55	19.38	19.38	12/05/2015	365,639	926,602
	39,000	12.42	26.68	26.68	02/21/2015	654,397	1,658,321

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

The following table sets forth information with respect to aggregate stock option exercises by the named executive officers and the year-end value of unexercised options held by such executive officers.

	Number of Shares Acquired	Value	Number of Unexercised Options/ SARs At FY-End	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	on Exercise	Realized ($)	(#)	Exercisable	Unexercisable

Simon Raab (2)	-	-	90,000	$1,599,300	--
Jay Freeland (3)	-	-	90,000	$24,800	--
Barbara R. Smith (4)	-	-	69,000	$18,600	--
Gregory A. Fraser (5)	-	-	97,600	$1,093,712	--

(1)	Based on the closing price of $20.00 per share of the Company’s Common Stock on December 30, 2005 as quoted on The Nasdaq Stock Market.

(2)	The 90,000 stock option held by Mr. Raab that was granted on May 29, 2002, expiring on May 29, 2012, is exercisable.

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

Fees Paid to Grant Thornton LLP :

	2004	2005
Audit fees (1)	$770,000	$976,868
Audit related fees	-	-
Tax fees-preparation and compliance	-	-
Total audit, audit related and tax preparation and compliance fees	770,000	976,868
Other non-audit fees (2)		32,100
Tax fees-other	-	-
All other fees	-	-
Total other fees	-	32,100
Total fees	$770,000	$1,008.968

(1)
Audit of financial statements,reviews of financial statements included in Quarterly Reports on Form 10-Q,and audit of management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting

(2)	Primarily fees in connection with the Company’s employee benefit plan audit and Form S-3 registration statement (File No.333-110670)

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

10.11	Employment Agreement dated June 28, 2006, by and between the Company and Gregory A. Fraser

10.12	Consulting Agreement dated June 20, 2006, by and between the Company and Joanne Karimi

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2005:

			Deductions
		Additions	for purposes
		charged to	for which
	Balance at	costs and	accomits
	beginning of	expenses or	were set up	Balance at
Description	period	revenues	period	end of

Year ended December 31, 2005
Deducted from assets which apply
Uncollectible accounts	$339	$112	$237	$214
Reserve for inventory obsolescence	191	1,314	1,132	373
Total	$530	$1,426	$1,369	$587
Year ended December 31, 2004
Deducted from assets which apply
Uncollectible accounts	$255	$154	$70	$339
Reserve for inventory obsolescence	155	895	859	191
Total	$410	$1,049	$929	$530
Year ended December 31, 2003
Deducted from assets which apply
Uncollectible accounts	$852	$140	$737	$255
Reserve for inventory obsolescence	90	905	840	155
Total	$942	$1,045	$1,577	$410

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

Signature	Title	Date

/s/ Simon Raab Simon Raab	Chairman of the Board, Co-Chief Executive Officer (Principal Executive Officer), and Director	June 29, 2006

/s/ Jay W. Freeland Jay W. Freeland	Co-Chief Executive Officer, President, Chief Operating Officer (Principal Executive Officer), and Director	June 29, 2006

/s/ Barbara R. Smith Barbara R. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer),	June 29, 2006

/s/ Gregory A. Fraser Gregory A. Fraser	Executive Vice President, Secretary, and Director	June 29, 2006

/s/ John Caldwell John Caldwell	Director	June 29, 2006

/s/ Hubert d’Amours Hubert d’Amours	Director	June 29, 2006

/s/ Stephen R. Cole Stephen R. Cole	Director	June 29, 2006

/s/ Norman H. Schipper Norman H. Schipper	Director	June 29, 2006

/s/ Andre Julien Andre Julien	Director	June 29, 2006