Form 10-Q
period 2006-09-30
FARO TECHNOLOGIES INC
filed 2006-10-31
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3157093 (I.R.S. Employer Identification No.)

125 Technology Park, Lake Mary, Florida (Address of Principal Executive Offices)	32746 (Zip Code)

Registrant’s Telephone Number, including area code:  (407) 333-9911

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,368,940 shares of the registrant’s common stock as of October 22, 2006.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2006

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	a) Consolidated Balance Sheets (Unaudited)
	As of September 30, 2006 and December 31, 2005	2

	b) Consolidated Statements of Income (Unaudited)
	For the Three and Nine Months Ended September 30, 2006 and October 1, 2005
		3
	c) Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2006 and October 1, 2005

	d) Notes to Consolidated Financial Statements (Unaudited)
	For the Nine Months Ended September 30, 2006 and October 1, 2005	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		16-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28-30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES

INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
(in thousands, except share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,948	$9,278
Short-term investments	15,790	16,490
Accounts receivable, net	36,866	28,654
Inventories	26,132	28,650
Deferred income taxes, net	2,765	2,155
Prepaid expenses and other current assets	4,478	2,200
Total current assets	94,979	87,427
Property and Equipment:
Machinery and equipment	8,684	6,940
Furniture and fixtures	3,696	3,334
Leasehold improvements	2,436	1,710
Property and equipment at cost	14,816	11,984
Less: accumulated depreciation and amortization	(8,056)	(5,920)
Property and equipment, net	6,760	6,064
Goodwill	16,831	14,574
Intangible assets, net	19,172	17,316
Less: accumulated amortization	(12,896)	(10,921)
Intangible assets, net	6,276	6,395
Service Inventory	5,709	4,333
Deferred income taxes, net	3,503	3,855
Total Assets	$134,058	$122,648
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,264	$12,301
Accrued liabilities	8,407	5,569
Income taxes payable	2,140	1,406
Current portion of unearned service revenues	3,969	3,168
Customer deposits	562	201
Current portion of long-term debt and obligations under capital leases	110	163
Total current liabilities	24,452	22,808
Unearned service revenues - less current portion	2,713	803
Deferred tax liability, net	1,200	-
Long-term debt and obligations under capital leases - less current portion	163	177
Total Liabilities	28,528	23,788
Commitments and contingencies - See Note O
Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,516,618 and 14,481,178 issued; 14,368,940 and 14,290,917 outstanding, respectively	14	14
Additional paid-in-capital	84,439	83,940
Retained earnings	21,795	17,256
Accumulated other comprehensive (loss)	(567)	(2,199)
Common stock in treasury, at cost - 40,000 shares	(151)	(151)
Total Shareholders' Equity	105,530	98,860
Total Liabilities and Shareholders' Equity	$134,058	$122,648

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005

SALES	$38,365	$32,598	$108,463	$91,109
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	16,121	14,913	44,822	37,691
GROSS PROFIT	22,244	17,685	63,641	53,418

OPERATING EXPENSES:
Selling	10,597	8,631	32,458	25,654
General and administrative	5,519	3,169	18,296	11,005
Depreciation and amortization	1,023	967	3,096	2,447
Research and development	1,741	1,864	5,390	4,824
Total operating expenses	18,880	14,631	59,240	43,930

INCOME FROM OPERATIONS	3,364	3,054	4,401	9,488
OTHER INCOME (EXPENSE)
Interest income	189	116	516	419
Other income (expense), net	153	(191)	440	(330)
Interest expense	(3)	(4)	(9)	(83)

INCOME BEFORE INCOME TAX	3,703	2,975	5,348	9,494
INCOME TAX EXPENSE	514	360	810	1,498

NET INCOME	$3,189	$2,615	$4,538	$7,996

NET INCOME PER SHARE - BASIC	$0.22	$0.18	$0.32	$0.56

NET INCOME PER SHARE - DILUTED	$0.22	$0.18	$0.31	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended
	Sep 30, 2006	Oct 1, 2005
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$4,538	$7,996
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	3,096	2,447
Amortization of stock options and restricted stock units	151	407
Income tax benefit from exercise of stock options	-	(1,041)
Deferred income tax benefit	(402)	(175)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(7,146)	(7,409)
Inventories	1,601	(10,169)
Prepaid expenses and other current assets	(2,117)	(302)
Increase (decrease) in:
Accounts payable and accrued liabilities	(537)	(772)
Income taxes payable	666	924
Customer deposits	345	(187)
Unearned service revenues	2,527	833

Net cash provided by (used in) operating activities	2,722	(7,448)

INVESTING ACTIVITIES:
Acquisition of iQvolution	-	(6,385)
Purchases of property and equipment	(2,680)	(2,936)
Payments for intangible assets	(714)	(174)
Purchases of short-term investments	-	(3,300)
Proceeds from short-term investments	700	14,795

Net cash (used in) provided by investing activities	(2,694)	2,000

FINANCING ACTIVITIES:
Payments of capital leases	(146)	(26)
Proceeds from issuance of stock, net	-	344

Net cash (used in) provided by financing activities	(146)	318

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(212)	(268)

DECREASE IN CASH AND CASH EQUIVALENTS	(330)	(5,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,278	16,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,948	$10,959

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and October 1, 2005
(Unaudited)
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

NOTE B - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss).

NOTE C - BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any future period.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). This interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. This interpretation also provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. The Company is reviewing SFAS 157 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will evaluate SAB 108 and at the current time, does not believe there will be a material impact from its adoption.

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

SFAS 123R provides two alternative transition methods in the period of adoption: the modified prospective application method and the modified retrospective application method. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method. The modified prospective application requires the compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The impact of this statement was not material to the Company’s financial position or results of operations. Compensation costs of $21 related to the Company’s stock option plan and $164 related to compensation costs of the restricted stock unit grants are included in operations in the nine month period ended September 30, 2006.

Had compensation expense for stock options granted in the three and nine month periods ended October 1, 2005 been recorded based on the fair market value at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$2,615	$7,996

Deduct: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	$(72)	$(109)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(667)	$(1,894)
Pro forma net income	$1,876	$5,993

Earnings per share:
Basic - as reported	$0.18	$0.56
Basic - pro forma	$0.13	$0.42
Diluted - as reported	$0.18	$0.56
Diluted - pro forma	$0.13	$0.42

We will incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123R for the expensing of stock options as we vested substantially all of our unvested and “out-of-the-money” options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s total outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	Sep 30, 2006	Oct 1, 2005

Cash paid for interest	$8	$82
Cash paid for income taxes	1,251	982
Cash received from income tax refund	-	1,161

Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	-	3,504
Value of shares issued for milestones related to the
acquisition of iQvolution	349	-
Purchase price adjustment for tax effects of acquisition
of iQvolution	1,506	-
Capital lease obligations	81	-

NOTE H - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	Sep 30, 2006	Dec. 31, 2005
Accounts receivable	$37,143	$28,868
Allowance for doubtful accounts	(277)	(214)
Total	$36,866	$28,654

NOTE I - INVENTORIES

Inventories consist of the following:

	As of	As of
	Sep 30, 2006	Dec 31, 2005
Raw materials	$9,697	$11,820
Finished goods	4,479	4,976
Sales demonstration inventory	12,575	12,227
Reserve for excess and obsolete	(619)	(373)
Inventory	26,132	28,650
Service inventory	5,709	4,333
Total	$31,841	$32,983

NOTE J - EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	14,326,357	$0.22	14,247,089	$0.18	14,333,775	$0.32	14,169,733	$0.56

Effect of dilutive securities	176,953	-	182,862	-	180,372	-	194,195	-

Diluted EPS	14,503,310	$0.22	14,429,951	$0.18	14,514,147	$0.31	14,363,928	$0.56

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Sep 30, 2006	Dec. 31, 2005
Accrued compensation and benefits	$5,085	$2,641
Accrued warranties	1,015	861
Professional and legal fees	1,568	1,239
Other accrued liabilities	739	828
	$8,407	$5,569

Activity related to accrued warranties for the nine month periods ended was as follows:

	Sep 30,	Oct 1,
	2006	2005
Beginning Balance	$861	$565
Provision for warranty expense	606	589
Warranty expired	(452)	(302)
Ending Balance	$1,015	$852

NOTE L - INCOME TAXES

The tax provision for the nine months ended September 30, 2006 decreased from the tax provision for the nine months ended October 1, 2005, principally due to a decrease in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.8 million and $5.4 million at September 30, 2006 and December 31, 2005, respectively. The related valuation allowance was $3.7 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively. The Company’s effective tax rate decreased slightly to 15.1% for the nine months ended September 30, 2006 from 15.8% in the prior year period. The Company currently estimates the effective tax rate will approximate 15% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2005 and 2006 includes a reduction in the statutory corporate tax rates for our operations in Switzerland. The favorable tax rate is not subject to termination provided the Company maintains a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.1 million, or $0.08 per share, in the nine month period ended September 30, 2006, and $2.1 million, or $0.15 per share, in the nine month period ended October 1, 2005.

The Company received confirmation of a tax holiday during the third quarter of 2006 for its operations in Singapore for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.43 million, or $.03 per share, during the nine month period ended September 30, 2006.

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

The following table presents information about the Company by geographic area:

	Three Months Ended		Nine Months Ended
	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
SALES
Americas Region	$15,694	$13,479	$45,105	$39,422
Europe/Africa Region	14,908	10,469	42,536	34,408
Asia Pacific Region	7,763	8,650	20,822	17,279

TOTAL	$38,365	$32,598	$108,463	$91,109

NOTE N - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
NET INCOME	$3,189	$2,615	$4,538	$7,996
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	(599)	754	1,632	(3,398)

COMPREHENSIVE INCOME	$2,590	$3,369	$6,170	$4,598

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business, including leases with related parties that expire on or before 2011. Total obligations under these leases will be approximately $2.5 million for 2006.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At September 30, 2006, the Company had completed the purchase of $1.4 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At September 30, 2006, $.17 million had been purchased under this agreement. The Company intends to fulfill its purchase agreement with Metrologic Group S.A. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

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

            On September 20, 2005, the Court vacated its order of summary judgment of infringement and agreed to reconsider its conclusions from the patent claim construction (“Markman”) ruling, which is a pretrial hearing often used in patent infringement cases. The new Markman hearing occurred on October 3, 2005 and the hearing-on-summary judgments of infringement occurred on November 14, 2005. On October 18, 2005, the Court issued a revised claim construction that the Company believes materially alters the Court’s previous Markman ruling by substantially narrowing what FARO believes to be key aspects of the claim construction. The Company believes that this narrower claim construction will ultimately lead to a finding that it does not infringe any claim of the ‘148 patent. On November 14, 2005, the Court denied both the Plaintiffs’ Renewed Motion for Summary Judgment of Infringement and the Defendant’s Faro’s Renewed Motion for Summary Judgment of Non-Infringement, and determined that there existed a genuine issue of material fact with respect to whether Faro infringed the asserted patent. The case was originally set for trial for January 31, 2006. On January 18, 2006, the Court vacated the trial date and remanded the case to the magistrate for resumption of discovery regarding Plaintiffs’ alleged compliance with the patent marking provisions of 35 U.S.C. § 287 and all related issues. A hearing on Faro’s Motion for Partial Summary Judgment Regarding Plaintiffs’ Failure to Comply With the Patent Marking Provisions of 35 U.S.C. § 287 was held on May 11, 2006. A new trial date has been set for October 30, 2006.

            In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the '148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new "prior art" (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the '148 patent. This prior art was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

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

The Company filed a Motion to Dismiss the amended complaint on July 31, 2006. On August 30, 2006, Kornitzer filed its memorandum in opposition to the Company’s Motion to Dismiss. On September 15, 2006, the parties’ counsel presented oral argument on the Motion to Dismiss to the court. The court has not ruled on the Motion to Dismiss. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice. - As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the first quarter ended April 1, 2006 and second quarter ended July 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $4.0 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.6 million in the first nine months of 2006 related to the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting, or has instituted, the following remedial measures:

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

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such other litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P - CREDIT FACILITY

On July 11, 2006, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”). The Amended Loan Agreement replaced the Company’s prior $5.0 million loan agreement entered into on September 17, 2003. The Amended Loan Agreement provides for an available line of credit of $30.0 million. Loans under the Amended Loan Agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios and balances with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of September 30, 2006, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

NOTE Q - ACQUISITION

On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG ("iQvolution"). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter of 2005 relating to the settlement of a purchase price adjustment clause within the purchase agreement. At September 30, 2006 and December 31, 2005, there were 84,773 and 150,261 shares being held in escrow, respectively.

The Company completed in the first quarter of 2006 the third party valuation of the assets acquired. The Company made an adjustment to the purchase price to reflect a deferred tax liability of approximately $1.5 million. The following table represents the fair value of the assets acquired and liabilities assumed and includes the final determination of the estimated fair values of deferred tax assets, non-compete, and intangible assets, which were preliminary as of December 31, 2005:

At March 29, 2005
Current assets	$907
Property and equipment	595
Deferred tax assets	141
Non-compete	348
Intangible assets	3,492
Goodwill	8,309
Current liabilities	(2,235)
Long term debt	(167)
Deferred tax liability	(1,506)
$9,884

The non-compete agreement is being amortized over 8 years. The intangible assets are being amortized over their useful lives of 10 years. The excess of the purchase price over the net assets acquired of $8.3 million was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. The Company expects to record the value of the shares held in escrow to goodwill upon achievement of the predetermined milestones.

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma consolidated results of operations for the three months ended April 2, 2005 are presented for informational purposes only and do not purport to be indicative of the consolidated results of operations which actually would have resulted had the acquisition occurred as of the beginning of 2005, or the consolidated results of operations which may result in the future.

Three Months Ended
(unaudited)	April 2, 2005

Revenues	$27,987
Net income	$2,753
Income per share:
Basic	$0.20
Diluted	$0.19

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

Overview

We design, develop, manufacture, market and support portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company's Faro Arm, Faro Scan Arm, Faro Gage, and Faro Digital Template articulated measuring devices, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. In March 2005 the Company acquired iQvolution AG, a German designer, developer and manufacturer of a portable laser-based device for measuring the detailed composition of factories, oil refineries and other structures. This device and its related software, which the Company sells under the product name Laser Scanner LS also has forensic applications such as capturing detailed 3-D crime scene information. As of September 2006, the Company's products have been purchased by approximately 5,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in 2004. We established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the nine months ended September 30, 2006, 41.5% of our sales were in the Americas compared to 43.2% in the nine months of 2005, 39.3% were in the Europe/Africa region compared to 37.8% in the nine months of 2005 and 19.2% were in the Asia/Pacific region, compared to 19.0% in the prior year period (see also Note M- Geographic Data, to the financial statements above).

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

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We began production of the Faro Laser Tracker product in our Swiss plant in 2005. We began to manufacture our Faro Arm products in our Singapore plant in the fourth quarter of 2005, the Faro Laser Tracker in the first half of 2006 and we expect to begin production of our Faro Gage in the second half of 2006. We expect our Singapore plant will supply our Asia/Pacific market for these products. The manufacture of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. Our Faro Laser Scanner LS product is currently manufactured in our new facility located in Stuttgart, Germany. We expect all our plants to have the production capacity necessary to support our growth through 2006.

We have had seventeen consecutive profitable quarters through September 30, 2006. Our sales growth and profitability has been a result of a number of factors, including: in January 2002, the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, the acquisition of iQvolution AG in 2005, which manufactured the predecessor to the Faro Laser Scanner LS, and an increase in the number of sales people worldwide.

The Company reports both sales and new orders in its quarterly earnings releases. In the third quarter of 2006, new order bookings increased $9.2 million, or 31.2%, to $38.7 million from $29.5 million in the year-ago quarter. New orders increased 19.2% in the Americas to $15.5 million, from $13.0 million in the third quarter of 2005. New orders increased 37.4% to $14.7 million in Europe/Africa from $10.7 million in the third quarter of 2005. In Asia/Pacific new orders increased 46.6% to $8.5 million from $5.8 million in the third quarter of 2005.

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

The Company’s effective tax rate decreased to 15.1% for the nine months ended September 30, 2006 from 15.8% in the prior year period. The Company currently estimates the effective tax rate will approximate 15% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products. We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006 we received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for our Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending, and capital investment .

We will incur minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123(R) for the expensing of stock options as we vested substantially all of our unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s total outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the first quarter ended April 1, 2006 and the second quarter ended July 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $4.0 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.6 million in the first nine months of 2006 related to the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting, or has instituted, the following remedial measures:

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

The Company is currently involved in a patent infringement lawsuit and a class action securities fraud lawsuit. (See PART II. OTHER INFORMATION: Item 1. Legal Proceedings). Neither the ultimate outcome of any of these actions, nor their potential impact on the Company’s business, financial condition, or reported results of operations in any future period can be predicted.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended October 1, 2005

Sales increased by $5.8 million, or 17.8%, to $38.4 million in the three months ended September 30, 2006 from $32.6 million in the three months ended October 1, 2005. This increase resulted primarily from an increase in unit sales. Our sales growth is driven by increased product sales resulting from continuing market demand for and acceptance of our products. Sales in the Americas region increased $2.2 million, or 16.3%, to $15.7 million for the three months ended September 30, 2006 from $13.5 million in the three months ended October 1, 2005. Sales in the Europe/Africa region increased $4.4 million, or 41.9%, to $14.9 million for the three months ended September 30, 2006 from $10.5 million in the three months ended October 1, 2005. Sales in the Asia/Pacific region decreased $0.8 million, or 9.3%, to $7.8 million for the three months ended September 30, 2006 from $8.6 million in the three months ended October 1, 2005.

Gross profit increased by $4.5 million, or 25.4%, to $22.2 million for the three months ended September 30, 2006 from $17.7 million for the three months ended October 1, 2005. Gross margin increased to 58.0% for the three months ended September 30, 2006 from 54.3% for the three months ended October 1, 2005. Gross margin in the third quarter of 2005 would have been 59.2%, excluding the effects of an adjustment to cost of goods sold in the three months ended October 1, 2005, of approximately $1.6 million related to inventory costing and consumption variances arising from the Company’s implementation of a new enterprise resource planning (“ERP”) system (see Item 4. Controls and Procedures below). The Company believes the non-GAAP calculation of the gross margin in the third quarter of 2005 provides a more useful comparison to the gross margin in the three months ended September 30, 2006. The gross margin in the three month period ended September 30, 2006 decreased to 58.0% primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a higher than average cost of sales. We expect the trend of changes in the sales mix to result in gross margins in the range of 57% to 59% through 2006.

Selling expenses increased by $2.0 million, or 23.3%, to $10.6 million for the three months ended September 30, 2006 from $8.6 million for three months ended October 1, 2005. This increase was primarily due to higher compensation and commission expense of $1.1 million related to the increase in sales and higher marketing costs of $0.8 million. Worldwide sales and marketing headcount decreased by 15, or 5.6%, to 251 from 266 between September 30, 2006 and October 1, 2005. Regionally, our sales and marketing headcount decreased by 2, or 2.6%, in the Americas, to 76 from 78; increased by 1, or 1.0%, in Europe/Africa to 112 from 111; and decreased by 14, or 18.28%, in Asia/Pacific to 63 from 77 between September 30, 2006 and October 1, 2005. We intend to continue to selectively increase our sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 27.6% of sales in the three months ended September 30, 2006 from 26.4% in the three months ended October 1, 2005. Regionally, selling expenses were 25.0% of sales in the Americas for the quarter, compared to 25.1% of sales in the year-ago quarter, 32.2% of sales for Europe/Africa compared to 30.4% of sales, and 24.0% of sales compared to 23.5% of sales for Asia/Pacific.

General and administrative expenses increased by $2.4 million, or 75.0%, to $5.6 million for the three months ended September 30, 2006 from $3.2 million for the three months ended October 1, 2005, primarily due to increased professional and legal fees of $1.0 million, of which $0.4 million was related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary, an increase in compensation costs of $0.4 million and an increase of $0.3 million related to the incremental expense of the Singapore facility which opened in September 2005. General and administrative expenses as a percentage of sales increased to 14.6% for the three months ended September 30, 2006 from 9.8% for the three months ended October 1, 2005.

Depreciation and amortization expenses remained $1.0 million for the three months ended September 30, 2006 and for the three months ended October 1, 2005.

Research and development expenses decreased by $0.2 million, or 10.5%, to $1.7 million for the three months ended September 30, 2006 from $1.9 million for the three months ended October 1, 2005. This decrease resulted primarily from a decrease in subcontractors’ expense of $0.1 million. Research and development expenses as a percentage of sales decreased to 4.4% for the three months ended September 30, 2006 from 5.8% for the three months ended October 1, 2005.

Interest income, net increased by $0.08 million to $0.19 million for the three months ended September 30, 2006 from $0.11 million for the three months ended October 1, 2005, due to an increase in interest rates and an increase in short-term investments.

Other (expense) income, net increased by $0.34 million to income of $0.15 million for the three months ended September 30, 2006, from an expense of $0.19 million for the three months ended October 1, 2005, primarily as a result of foreign exchange transaction gains.

Income tax expense increased by $0.1 million to $0.5 million for the three months ended September 30, 2006 from $0.4 million for the three months ended October 1, 2005. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.8 million at September 30, 2006 and $5.4 million at December 31, 2005. The related valuation allowance was $3.7 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively. The Company’s effective tax rate decreased to 13.9% in the quarter ended September 30, 2006 from 18.0% used in the first six months of 2006 primarily as a result of the effect of the receipt of approval in the third quarter of 2006 of the tax holiday for our operations in Singapore effective January 1, 2006 for a period of four years and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company’s effective tax rate increased to 13.9% for the three months ended September 30, 2006 from 12.1% in the prior year period as a result of the utilization of net operating loss carryforwards in the nine month period ended October 1, 2005, for which a valuation allowance had previously been applied. The Company currently estimates the effective tax rate will approximate 15% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.6 million to $3.2 million for the three months ended September 30, 2006, from $2.6 million for the three months ended October 1, 2005 as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended October 1, 2005

Sales increased by $17.4 million, or 19.1%, to $108.5 million in the nine months ended September 30, 2006 from $91.1 million in the nine months ended October 1, 2005. This increase resulted primarily from an increase in unit sales. Our sales growth is driven by increased product sales resulting from continuing market demand for and acceptance of our products. Sales in the Americas region increased $5.7 million, or 14.5%, to $45.1 million for the nine months ended September 30, 2006 from $39.4 million in the nine months ended October 1, 2005. Sales in the Europe/Africa region increased $8.2 million, or 23.8%, to $42.6 million for the nine months ended September 30, 2006 from $34.4 million in the nine months ended October 1, 2005. Sales in the Asia/Pacific region increased $3.5 million, or 20.2%, to $20.8 million for the nine months ended September 30, 2006 from $17.3 million in the nine months ended October 1, 2005.

Gross profit increased by $10.2 million, or 19.1%, to $63.6 million for the nine months ended September 30, 2006 from $53.4 million for the nine months ended October 1, 2005. Gross margin remained at 58.6% for the nine months ended September 30, 2006 and for the nine months ended October 1, 2005. Gross margin in the nine months ended October 1, 2005, would have been 60.4% ,excluding the effects of an adjustment to cost of goods of approximately $1.6 million related to inventory costing and consumption variances arising from the Company’s implementation of a new enterprise resource planning (“ERP”) system (see Item 4. Controls and Procedures below). The Company believes the non-GAAP calculation of the gross margin in the nine month period ended October 1, 2005, provides a more useful comparison to the gross margin in the nine month period ended September 30, 2006. The gross margin in the nine month period ended September 30, 2006 decreased to 58.6% primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a higher than average cost of sales. We expect the trend of changes in the sales mix to result in gross margins in the range of 57% to 59% through 2006.

Selling expenses increased by $6.8 million, or 26.5%, to $32.5 million for the nine months ended September 30, 2006 from $25.7 million for the nine months ended October 1, 2005. This increase was primarily due to higher compensation and commission expense of $4.2 million related to the increase in sales and marketing personnel, higher marketing costs of $2.2 million and higher product demonstration costs of $0.3 million. Worldwide sales and marketing headcount decreased by 15, or 5.6%, to 251 from 266 between September 30, 2006 and October 1, 2005. Regionally, our sales and marketing headcount decreased by 2, or 2.6%, in the Americas, to 76 from 78; increased by 1, or 1.0%, in Europe/Africa to 112 from 111; and decreased by 14, or 18.28%, in Asia/Pacific to 63 from 77 between September 30, 2006 and October 1, 2005. We intend to continue to selectively increase our sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 29.9% of sales in the nine months ended September 30, 2006 from 28.2% in the nine months ended October 1, 2005. Regionally, selling expenses were 27.3% of sales in the Americas for the nine months, compared to 26.3% of sales in the prior year period, 32.1% of sales for Europe/Africa compared to 29.8% of sales and 31.2% of sales compared to 29.1% of sales for Asia/Pacific.

General and administrative expenses increased by $7.3 million, or 66.4%, to $18.3 million for the nine months ended September 30, 2006 from $11.0 million for the nine months ended October 1, 2005 primarily due to increased professional and legal fees of $4.9 million, of which $3.6 million was related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary, and an increase in compensation costs of $1.0 million primarily due to the increase in personnel in the company’s Asia facilities. General and administrative expenses as a percentage of sales increased to 16.9% for the nine months ended September 30, 2006 from 12.1% for the nine months ended October 1, 2005.

Depreciation and amortization expenses increased by $0.7 million to $3.1 million for the nine months ended September 30, 2006 from $2.4 million for the nine months ended October 1, 2005 as a result of the acquisition of new equipment and intangible assets.

Research and development expenses increased by $0.6 million, or 12.5%, to $5.4 million for the nine months ended September 30, 2006 from $4.8 million for the nine months ended October 1, 2005. This increase resulted primarily from an increase in salaries and subcontractors expense of $0.3 million related to the addition of the Laser Scanner product line. Research and development expenses as a percentage of sales were 5.0% and 5.3% for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Interest income, net increased by $0.17 million to $0.51 million for the nine months ended September 30, 2006 from $0.34 million for the nine months ended October 1, 2005, due to an increase in interest rates and short-term investments.

Other (expense) income, net increased by $0.77 million to income of $0.44 million for the nine months ended September 30, 2006, from an expense of $0.33 million for the nine months ended October 1, 2005, primarily as a result of foreign exchange transaction gains.

Income tax expense decreased by $0.7 million to $0.8 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended October 1, 2005. This decrease was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $5.8 million at September 30, 2006 and $5.4 million at December 31, 2005. The related valuation allowance was $3.7 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively. The Company’s effective tax rate decreased to 15.1% for the nine months ended September 30, 2006 from 15.8% in the prior year period primarily as a result of the effect of the receipt of approval in the third quarter of 2006 of the tax holiday for our operations in Singapore effective January 1, 2006 for a period of four years and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company currently estimates the effective tax rate will approximate 15% for the remainder of 2006. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $3.5 million to $4.5 million for the nine months ended September 30, 2006 from $8.0 million for the nine months ended October 1, 2005 as a result of the factors described above.

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

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date, we have not raised any capital under this Form S-3 Registration Statement. The Company must file in a timely manner all reports under the Securities and Exchange Act of 1934 (with certain exceptions) with the SEC for a period of 12 months in order to be able to use its S-3 registration statement. Because the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006 were not timely filed, the Company is not eligible to use its Form S-3 registration statement. As a result, the Company would be required to use a Form S-1 registration statement if it were to raise equity or debt in the public markets.

Cash and cash equivalents at September 30, 2006 were $8.9 million, a decrease of $0.4 million from $9.3 million at December 31, 2005. The decrease was primarily attributable to net cash provided by operating activities of $2.7 million, cash used in investing activities to purchase equipment and intangible assets of $3.4 million, offset by proceeds from sales of investments of $0.7 million; cash used in financing activities to make payments of capital leases of $0.15 million, and a decrease of $0.21 million related to the exchange rate effects on cash. In addition, the Company had short term investments of $15.8 million and $16.5 million at September, 2006 and December 31, 2005, respectively.

Cash provided by operations was $2.7 million in the first nine months of 2006 compared to cash used in operations of $7.5 million in the comparable prior year period, an increase of $10.2 million primarily attributable to a reduction in inventory of $1.6 million in the first nine months of 2006 compared to an increase of $10.2 million in the first nine months of 2005.

Net cash used in investing activities was $2.7 million in the first nine months of 2006 compared to net cash provided by investing activities of $2.0 million in the prior year period. This decrease of $4.7 million was primarily the result of a decrease in net proceeds from short term investments of $10.8 million, of which $6.4 million was used for the purchase of iQvolution in the prior period of 2005.

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

The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience along with various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Revenue Recognition - Revenue related to the Company’s measurement equipment and related software is recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized on an accrual basis based on historical data.

The Reserve for Excess and Obsolete Inventory - Since the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.1 million, or $0.08 per share, in the nine month period ended September 30, 2006, and $2.1 million, or $0.15 per share, in the nine month period ended October 1, 2005.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has recently received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.43 million, or $.03 per share, during the nine month period ended September 30, 2006.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. We have appropriately reserved for our tax uncertainties based on the criteria established by SFAS 5, “Accounting for Loss Contingencies”.

The Reserve For Warranties - The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products which may result in unforeseen issues that may increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.

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

During the first year of the Initial Term, the fixed rent will be $302,750 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes.

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

As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the first quarter ended April 1, 2006 and the second quarter ended July 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter, and the Company voluntarily notified the SEC and the DOJ of this matter and provided them with information obtained during the course of the investigation and is cooperating with both agencies. The Company’s internal investigation has identified certain payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

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

As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the nine month period ended October 1, 2005, commencing January of 2005, the Company implemented a new enterprise resource planning (“ERP”) system. In order to ensure that the system had been properly implemented, management tested the physical inventory in October of 2005. This testing identified a difference between the book balance reflected in the financial records and the physical inventory of approximately $1.6 million related to inventory costing and consumption variances. The Company believes that this represented a significant deficiency with regard to the Company’s internal controls. As a result of the discovery of this significant deficiency, the Company reviewed the inventory and production process maps and controls and implemented changes to its internal control over financial reporting. These changes include, but are not limited to, the security for item card setup and change, cycle count sample sizes and controls over the physical inventory reconciliation process. The implementation of the remediation steps has been completed.

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

            In addition, the Company filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO ruled in the first reexamination in September 2005. The Company believes that the PTO ruling bolsters the Company’s previous position that it does not infringe the '148 patent. More specifically, in the first reexamination, the PTO construed critical claim terms in a relatively narrow manner, which the Company believes is consistent with its stated positions in the patent litigation. The Company’s second reexamination request was granted by the PTO in November 2005 and is based on new "prior art" (that is, earlier issued patent publications) submitted to the PTO which FARO believes will ultimately invalidate the '148 patent. This prior art was not at issue in the first reexamination proceeding. The PTO has not ruled in the second reexamination request.

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

The Company filed a Motion to Dismiss the amended complaint on July 31, 2006. On August 30, 2006, Kornitzer filed its memorandum in opposition to the Company’s Motion to Dismiss. On September 15, 2006, the parties’ counsel presented oral argument on the Motion to Dismiss to the court. The court has not ruled on the Motion to Dismiss The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. Although the Company believes that the material allegations made in the amended complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice - As previously reported on the Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the first quarter ended April 1, 2006 and the second quarter ended July 1, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company anticipates incurring expenses of at least $4.0 million in 2006 relating to the FCPA matter. The Company has incurred approximately $3.6 million in the first nine months of 2006 related to the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company is instituting, or has instituted, the following remedial measures:

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

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such other litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on September 7, 2006. At such Meeting, Messrs. Simon Raab, Andre Julien, and Hubert d’Amours were elected to serve on the Company’s Board of Directors for a term of three years and Jay W. Freeland was elected for a term of two years. The terms of office of Messrs. Gregory Fraser, Norman Schipper, John Caldwell, and Stephen Cole continued after the meeting. The number of votes cast for, the number of votes withheld, and the number of broker non-votes with respect to the directors elected at the meeting were as follows:

	Votes For	Withheld	Broker Non-Votes
Simon Raab	12,720,076	905,541	0
Jay W. Freeland	12,728,500	897,117	0
Andre Julien	13,157,107	468,510	0
Hubert d’Amours	13,156,941	468,676	0

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

During the first year of the Initial Term, the fixed rent will be $302,750 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes.

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

FARO Technologies, Inc. (Registrant)
Date: October 31, 2006	/ S / Keith S. Bair
Keith S. Bair Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)