Form 10-K
period 2006-12-31
FARO TECHNOLOGIES INC
filed 2007-03-15
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 1, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was $362 million (based on the last sale on such date on the NASDAQ Global Market).

As of March 1, 2007, there were outstanding 14,706,969 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part II.

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

•

the inability to protect our patents and other proprietary rights in the United States and foreign countries and the assertion and ultimate outcome of infringement claims against us; including the existing suit by Hexagon’s Romer-Cimcore subsidiary against us;

•

fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of our manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product, marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) our success in expanding our sales and marketing programs, (xiii) costs associated with opening new sales offices outside of the United States, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xiv) adverse changes in the manufacturing industry and general economic conditions, and (xx) other factors noted herein;

•	changes in gross margins due to changing product mix of products sold and the different gross margins on different products;

•	the outcome of the purported class action lawsuit;

•	our inability to successfully implement the requirements of Restriction of use of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) compliance into our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•

risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	unforeseen developments in our Foreign Corrupt Practices Act matter or in complying with the FCPA in the future;

•	higher than expected increases in expenses relating to our Asia Pacific expansion or our Singapore manufacturing facility;

•	the loss of our Chief Executive Officer, our Chief Technology Officer, our Chief Financial Officer, or other key personnel;

•	our inability to find less expensive alternatives to stock options to attract and retain employees;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage our growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms; and

•	the matters set forth under “Cautionary Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Scanner LS, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided manufacturing measurement. As of February 2007, the Company’s products have been purchased by approximately 6,100 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We were founded in 1982 and we re-incorporated in Florida in 1992. Our worldwide headquarters are located at 125 Technology Park, Lake Mary, Florida 32746, and our telephone number is (407) 333-9911.

Industry Background

The Company believes that there are four principal forces driving the need for its products and services: 1) the widespread use by manufacturers of CAD in product development which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, 3) the inability of traditional measurement devices to address many manufacturing problems, especially those related to large components for products such as automobiles, aircraft, heavy duty construction equipment, and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

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

Conventional surveying equipment is limited to single-point measurements and doesn’t have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

Escalating global competition has created a demand for higher quality products with shorter life cycles. Customers require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications and the ability to precisely measure components that cannot be measured or inspected by conventional devices, and the ability to capture and analyze large volumes of three-dimensional data. Moreover, they increasingly require measurement capabilities to be integrated into manufacturing processes and to be available on the factory floor.

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

•

Computer—The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measuring device, computer and installed software are sold as a system. The computers are not manufactured by the Company, but are purchased from various suppliers.

•	CAM2 Software—See separate section on CAM2 Software below.

The Faro Scan Arm. The Faro Scan Arm is a Faro Arm equipped with a combination of a hard probe (like that in the Faro Arm) and a non-contact line laser probe. This product provides our customers the ability to measure their products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The Scan Arm is used for non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3-D modeling.

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

•

Laser Tracker—The Faro Laser Tracker utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and/or in-process. With its greater angular resolution, repeatability, and accuracy, the Faro Laser Tracker advances already-proven tracker technology. Among its many enhanced features is SuperADM, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Computer—See description under Faro Arm above.

•	CAM2 Software—See separate section on CAM2 software below.

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

Customers

As of February 2007, the Company’s products have been purchased by approximately 6,100 customers worldwide, including small machine shops, large manufacturing and industrial companies, universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of 7.2% of the Company’s total revenues in 2006. No customer represented more than 2.0% of the Company’s sales in 2006.

Sales and Marketing

The Company directs its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is in the Company’s headquarters in Lake Mary, Florida and the Europe/Africa regional headquarters is in Stuttgart, Germany. The Company opened a regional headquarters for the Asia/Pacific region in Singapore in 2005. At December 31, 2006 the Company employed 83, 118, and 64 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Brazil, Germany, United Kingdom, France, Spain, Italy, Poland, Netherlands, India, China, Singapore, Malaysia, Vietnam, and Japan. See Footnote 19 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company’s foreign and domestic operations and export sales required by this Item.

The Company uses a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. Each product has a separate sales force who report to regional sales managers for all products. The Company employs a variety of marketing techniques to promote brand awareness and customer identification.

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

At December 31, 2006, the Company employed 50 scientists and technicians in its research and development efforts. Research and development expenses were approximately $7.2 million in 2006 as compared to $6.4 million in 2005 and $5.4 million in 2004. We believe that the continual development or acquisition of innovative new products is critical to our future success. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

The Company holds or has pending 65 patents in the United States and related patents worldwide. The Company also has 26 registered or pending trademarks in the United States and worldwide.

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

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition. The Company has been defending itself in a patent infringement suit brought against the Company by Romer-Cimcore (a subsidiary of Hexagon) on November 25, 2003. (See Item 3—Legal Proceedings)

Manufacturing and Assembly

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

Competition

Our portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications which, in addition to portable articulated arms, laser tracker and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools and various categories of surveying equipment. The broad market for measurement devices is highly competitive. In the Faro Gage product line, we compete with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the Faro Arm, Faro Scan Arm, Faro Laser Tracker, and Faro Laser Scanner LS product lines, we compete primarily with Hexagon Metrology, a division of Hexagon. We also compete in these product lines with a number of other smaller competitors.

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

Manufacturers of electrical goods have become subject to the European Union’s Restrictions of Hazardous Substances, (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives, which took effect during 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components.

We expect that we will have our products in compliance with the RoHS directive in time. However, if we are unable to do so, we would be unable to sell our products in European Union countries, as well as possible several states in the United States and China, which would have a material adverse effect on our sales and results of operation.

Backlog

At December 31, 2006, the Company had orders representing approximately $10.3 million in product sales outstanding. The majority of these specific orders were shipped by February 29, 2007, and, as of February 29, 2007, the Company had orders representing approximately $12.0 million in product sales outstanding. At December 31, 2005 and 2004, the Company had orders representing approximately $7.3 million and $5.1 million in product sales outstanding, respectively.

The Company’s increase in backlog at December 31, 2006 is consistent with the Company’s overall sales growth and includes planned customer delivery dates in early 2007. The Company believes that substantially all of the outstanding sales orders as of February 29, 2007 will be shipped during 2007.

Employees

At December 31, 2006, the Company had 641 full-time employees, consisting of 265 sales and marketing professionals, 128 production staff, 50 research and development staff, 82 administrative staff, and 116 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The information regarding net sales, operating income, and long-lived assets set forth in Note 19 — “Segment Reporting” to the Consolidated Financial Statements is hereby incorporated by reference into this Part I, Item 1.

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

Our success will depend, in part, on our ability to further penetrate our customer base. During 2006, 45.1% of our revenue was attributable to sales to our existing customers, compared to 40.6% in 2005. If we are not able to continue to penetrate our existing customer base, our sales growth will be impaired. Most of our customers have a decentralized buying process for measurement devices. Thus, we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot be certain that we will be able to maintain or increase the amount of sales to our existing customers.

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

On November 25, 2003, Romer-Cimcore (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). A summary of this litigation is set forth in Item 3 (Legal Proceedings) of this report.

In the event of an adverse ruling in the Romer-Cimcore litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Romer-Cimcore with royalty payment obligations by us. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Potential product failures or product quality and performance issues could result in lost sales, loss of customers and possible delays in new product introductions and enhancements and increased warranty costs.

The Company has a history of new product introductions and enhancements to existing products. Potential product failures in new or existing products of the Company could result in delays in new product introductions, which could lead to a loss of sales, and increased warranty costs.

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

Our ability to achieve financial results that are within our goals is subject to a number of factors, some of which our beyond our control. Moreover, our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause our financial results to fluctuate include those set forth elsewhere in this report and the following:

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	unforeseen developments in our Foreign Corrupt Practices Act matter or in complying with the FCPA in the future;

•	training and ramp-up time for new sales people;

•	investments in technologies and new products;

•	our effective tax rate;

•	the outcomes of the patent infringement lawsuit filed by Romer-Cimcore and the purported class action lawsuit;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	our success in expanding our sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	potential decreases in revenue without proportionate adjustments in fixed costs;

•	the efficiencies achieved in managing inventories and fixed assets;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes; and

•	adverse changes in the manufacturing industry and general economic conditions.

Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future and could cause us to fail to achieve our target financial results.

The CAM2 market is an emerging market and our growth depends on the ability of our products to attain broad market acceptance.

The market for traditional fixed-base CMMs, check fixtures, handheld measurement tools, and surveying equipment is mature. Part of our strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance of our products requires significant effort to convince manufacturers to reevaluate their historical measurement procedures and methodologies.

Because the CAM2 market is emerging, the potential size and growth rate of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand at least as quickly as we anticipate, we may not be able to continue our sales growth, which also may affect our profitability.

We market six closely interdependent products (Faro Arm, Scan Arm, Faro Laser Scanner LS, Faro Laser Tracker and Faro Gage) and related software for use in measurement, inspection and high-density surveying applications. Substantially all our revenues are currently derived from sales of these products and software and we plan to continue our business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, our financial performance will depend in large part on portable, computer-based measurement, inspection and high-density surveying products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

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

Realization of the benefits of acquisitions often requires integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations of the acquired companies. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties including:

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

Our failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability or growth. Required compensation levels including equity based compensation to attract and retain personnel could result in increased compensation expense.

We may not be able to attract and retain enough qualified personnel to support our growth. In addition, the loss of our Chief Executive Officer, Chief Technology Officer, or Chief Financial Officer, or other key personnel could adversely effect our sales, profitability, or growth. Moreover, we continue to rely in part on equity awards to attract and retain qualified personnel. Because of new accounting regulations requiring the expensing of stock options, if we continue to rely or equity compensation to attract and retain qualified personnel, our compensation expenses may increase.

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

The market price of our common stock may also be affected by our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline. Volatility in our stock price may result in your inability to sell your shares at or above the price at which you purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

We are a defendant in a shareholder class-action lawsuit.

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

Patent Litigation—On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the ‘148 patent and that the ‘148 patent is invalid.

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

The trial began in November 2006, and on December 6, 2006, the judge presiding over the case declared a mistrial trial. A new trial date has been set for April 3, 2007.

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

On December 7, 2006, the PTO rejected key claims in Hexagon’s ‘148 patent. Hexagon has appealed the PTO’s rejection of the claims. The rejected claims include all the claims involved in the ongoing ‘148 patent infringement. If the PTO rejection is ultimately made final, the patent claims asserted against the Company in the Hexagon litigation will be invalidated, and FARO will then prevail in its litigation. The Hexagon ‘148 patent claims cover a four-jointed arm construction with a mechanically unlimited rotation of certain joints. The PTO, in its rejection, determined that this feature was already found in a number of prior patents and so determined that the ‘148 claims were “obvious” in view of these prior patents. Hexagon will have the right to respond to, and eventually appeal, the rejection of the claims.

In the event of an adverse ruling in the Romer-Cimcore litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Romer-Cimcore with royalty payment obligations by us. An adverse decision in the Romer-Cimcore case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants. The Amended Complaint also named Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

On July 31, 2006, the Company filed a Motion to Dismiss the Amended Complaint. On February 3, 2007, the Court dismissed the Amended Complaint, as against all defendants, with leave to re-plead.

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint. The Second Amended Complaint principally asserts the same claims set forth in the Amended Complaint, but adds various allegations in an attempt to comply with certain standards stated in the Court’s order. As in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the defendants misrepresented matters during the class period related to: (i) the value of the Company’s inventory, and the amount of the Company’s gross margins and profits, as a result of the inventory valuation; (ii) the amount of the 2005 selling expenses that the Company had accrued and expected; and (iii) the effectiveness of the Company’s systems of internals controls, including in connection with the Company’s determination of its inventory valuation and selling expenses, and the fact that certain reported sales in Asia were obtained in violation of the Foreign Corrupt Practices Act.

The Company’s deadline for responding to the Second Amended Complaint is April 26, 2007. The Company intends to file a motion to dismiss the Second Amended Complaint. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation. Although the Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice—As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 relating to its internal investigation of the FCPA matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is listed and traded on the NASDAQ Global Market.

The following table sets forth, for the calendar points indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Global Market:

	2006		2005
	High	Low	High	Low
First Quarter	20.74	13.00	30.33	22.85
Second Quarter	17.00	11.85	30.31	24.11
Third Quarter	19.72	14.76	28.37	19.14
Fourth Quarter	24.29	16.93	22.47	16.50

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

As of March 1, 2007, the last sale price of the Company’s common stock was $24.60, and there were 80 holders of record of common stock.

During the year ended December 31, 2006, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

PERFORMANCE GRAPH

The following line graph compares the cumulative five-year Common Stock returns with the cumulative returns return of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Electronic Equipment Index.

COMPARISON OF THE FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG FARO TECHNOLOGIES, INC., THE DOW JONES U.S. TOTAL MARKET

INDEX AND THE DOW JONES U.S. ELECTRONIC EQUIPMENT INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

Date	FARO	Dow	Dow Elec Eqmt
31-Dec-2001	$100.00	$100.00	$100.00
31-Dec-2002	$84.38	$77.92	$68.94
31-Dec-2003	$1,115.88	$101.87	$103.61
31-Dec-2004	$1,391.96	$114.11	$112.41
31-Dec-2005	$892.86	$121.34	$121.01
31-Dec-2006	$1,073.21	$140.23	$139.58

*	Assumes $100 invested on December 31, 2001

The information under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed with the SEC is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical—Year ended December 31,
in thousands, except share and per-share data	2006	2005	2004	2003		2002
Statement of Operations Data:
Sales	$152,405	$125,590	$97,020	$71,786		$46,246
Gross profit	89,458	72,932	59,996	42,266		25,137
Income (loss) from operations	8,259	10,226	14,584	7,440		(2,939)
Income (loss) before income taxes	9,776	9,898	15,289	9,436	(1)	(1,805)
Net income (loss)	8,196	8,179	14,931	8,278		(2,016)
Net income (loss) per common share:
Basic	$0.57	$0.58	$1.08	$0.68		$(0.17)
Diluted	$0.56	$0.57	$1.06	$0.64		$(0.17)
Weighted average common shares outstanding:
Basic	14,397,050	14,169,140	13,833,590	12,181,221		11,853,732
Diluted	14,560,331	14,442,248	14,023,159	12,845,992		11,853,732

	Historical—as at December 31,
	2006	2005	2004	2003		2002
Consolidated Balance Sheet Data:
Working capital	$73,692	$86,624	$65,686	$51,368		$18,339
Total assets	144,276	122,648	105,078	81,914		45,195
Total debt	205	340	250	107		1,556
Total shareholders’ equity	111,055	98,860	89,158	68,921		33,384

(1)	Includes a favorable legal settlement of $1.1 million in other income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

The Company designs, develops, manufacturers, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Scanner LS, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement.

As of February 2007, the Company’s products have been purchased by approximately 6,100 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

We continue to pursue international markets. We established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. We opened sales offices in South Korea and India in 2004. We established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2003 we began to manage and report our global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In 2006 we closed our South Korean office and established a third party distributor relationship for serving that market. In 2006, 41.3% of our sales were in the Americas compared to 44.5% in 2005, 40.0% were in the Europe/Africa region compared to 35.7% in 2005 and 18.7% were in the Asia/Pacific region, compared to 19.7% in 2005 (see also Note 19 Geographic Data to the financial statements below).

We derive revenues primarily from the sale of our Faro Arm, Faro Scan Arm, Faro Gage, Faro Laser Tracker and Faro Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, we sell one and three-year extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis. We also receive royalties from licensing agreements for our historical medical technology and recognize the revenue from these royalties as licensees use the technology.

In 2003, we began to manufacture our Faro Arm products in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions. We began to manufacture our Faro Gage product, and parts of our Faro Laser Tracker product in our Swiss plant in the third quarter of 2004. We began complete production of the Faro Laser Tracker product in our Swiss plant in 2005. We began to manufacture our Faro Arm products in our Singapore plant in the fourth quarter of 2005, the Faro Laser Tracker in the first half of 2006, and the Faro Gage in the second half of 2006. We expect our Singapore plant will take over from our Swiss plant in supplying our Asia/Pacific region’s needs for these products. The manufacture of these products for customer orders from the Americas will be done in our manufacturing facilities located in Florida and Pennsylvania. Our Faro Laser Scanner LS product is currently manufactured in our new facility located in Stuttgart, Germany. We expect all of our existing plants to have the production capacity necessary to support our growth through 2007.

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

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 relating to the FCPA matter.

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

The Company is currently involved in a patent infringement lawsuit and a class action securities fraud lawsuit. (See Item 3. LEGAL PROCEEDINGS). Neither the ultimate outcome of any of these actions, nor their potential impact on the Company’s business, financial condition, or reported results of operations in any future period can be predicted.

With respect to the financial performance in 2006, cost of sales consists primarily of material, labor and production overhead. Since our IPO in 1997, annual gross margins have been in the range of 54%-64% of sales. Gross margin for fiscal 2006 was within that range at 58.7%.

Selling expenses as a percentage of sales remained at 29.7% in 2006 and 2005. This percentage has decreased to 28.4% in the second half of 2006 from 31.2% in the first half of 2006 as the new sales personnel hired at the end of 2005 became more productive.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. General and administrative expenses were higher in 2006 primarily as a result of an increase in professional and legal expenses of approximately $3.8 million related to the FCPA investigation and $1.4 million related to increased patent litigation costs.

Research and development expenses represent salaries, equipment and third-party services. We have a commitment to support ongoing research and development and intend to continue to fund these efforts at the level of 5%-7% of sales going forward.

We incurred minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123(R) for the expensing of stock options as we vested substantially all of our unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration were $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

In 2006, our worldwide effective tax rate was 16.2%. We have received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2006 received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for our Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending, and capital investment. (See Critical Accounting Policies—Income Taxes below).

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in our consolidated financial statements. We are aware of the availability of off- balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, we do not regularly use such instruments, and none were utilized in 2006, 2005, or 2004.

We have had eighteen consecutive profitable quarters through December 31, 2006. Our sales growth and profitability has been a result of a number of factors, including: the acquisition of SMX, which manufactured the predecessor to the Faro Laser Tracker, the introduction in October 2002 of the latest generation of our traditional Faro Arm product, the introduction of the Faro Gage in September 2003, the introduction of our Faro Scan Arm product in 2004, continuing market demand for and acceptance of our products, and an increase in the number of sales people worldwide. Our worldwide sales and marketing headcount in 2006, 2005 and 2004 was 265, 289, and 167, respectively.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of income:

	Years ended December 31,
	2006	2005	2004
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	41.3%	41.9%	38.2%

Gross margin	58.7%	58.1%	61.8%
Operating expenses:
Selling	29.7%	29.7%	26.7%
General and administrative	16.1%	12.4%	12.1%
Depreciation and amortization	2.7%	2.7%	2.4%
Research and development	4.7%	5.1%	5.6%

Total operating expenses	53.2%	49.9%	46.8%
Income from operations	5.5%	8.2%	15.0%
Interest income	0.5%	0.6%	0.4%
Other (expense) income, net	0.5%	(0.6%)	0.4%
Interest expense	(0.0%)	(0.1%)	(0.0%)

Income before income taxes	6.5%	8.1%	15.8%
Income tax expense	1.0%	1.5%	0.4%

Net income	5.5%	6.6%	15.4%

2006 Compared to 2005

Sales.    Sales increased $26.8 million, or 21.3%, to $152.4 million in the year ended December 31, 2006, from $125.6 million for the year ended December 31, 2005. This increase resulted primarily from an increase in unit sales. Our sales growth is driven by increased product sales resulting from continuing market demand for and acceptance of our products. Sales in the Americas region increased $7.0 million or 12.5%, to $62.9 million in the year ended December 31, 2006 from $55.9 million in the year ended December 31, 2005. Sales in the Europe/Africa region increased $16.0 million, or 35.6%, to $60.9 million in the year ended December 31, 2006 from $44.9 million in the year ended December 31, 2005. Sales in the Asia/Pacific region increased $3.8 million, or 15.3% to $28.6 million in the year ended December 31, 2006 from $24.8 million in the year ended December 31, 2005. In 2006 our sales and marketing headcount decreased to 83 from 88 in the Americas, increased to 118 from 117 in Europe/Africa, and decreased to 64 from 84 in the Asia/Pacific region.

Gross profit.    Gross profit increased $16.6 million, or 22.8%, to $89.5 million for the year ended December 31, 2006 from $72.9 million for the year ended December 31, 2005. Gross margin increased to 58.7% in the year ended December 31, 2006, from 58.1% for the year ended December 31, 2005 primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a lower than average cost of sales. We expect the trend of changes in the sales mix to result in gross margins in the range of approximately 57% to 60% in 2007.

Selling expenses.    Selling expenses increased by $8.0 million or 21.4%, to $45.3 million for the year ended December 31, 2006 from $37.3 million for the year ended December 31, 2005. This increase was primarily due to higher compensation and commission expense of $4.5 million related to the increase in sales, higher marketing costs of $2.9 million and higher product demonstration costs of $0.6 million. As a percentage of sales, selling expenses were unchanged at 29.7% in 2006 and 2005.

General and administrative expenses.    General and administrative expenses increased by $9.1 million or 58.7%, to $24.6 million for the year ended December 31, 2006 from $15.5 million for the year ended December 31, 2005. This increase was primarily due to increased professional and legal fees of $5.4 million, of which $3.8 million was related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary, and $1.4 million for ongoing patent litigation. In addition, compensation costs increased $1.7 million and expenses related to the Singapore facility, which opened in September 2005, increased by $0.3 million. General and administrative expenses as percentage of sales increased to 16.1% of sales in 2006 from 12.4% of sales in 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.6 million or 17.1%, to $4.1 million for the year ended December 31, 2006 from $3.5 million in 2005, primarily due to an increase in depreciation of new equipment from our Asia/Pacific expansion and additions to our leased space in the U.S.

Research and development expenses.    Research and development expenses increased by $0.8 million or 12.5%, to $7.2 million for the year ended December 31, 2006 from $6.4 million for the year ended December 31, 2005. This resulted primarily from an increase in salaries and subcontractors expense of $0.7 million related to the addition of the Laser Scanner product line. Research and development expenses as a percentage of sales were 4.7% in 2006 compared to 5.1% in 2005.

Interest income / expense.    Interest income increased by $0.1 million or 16.7%, to $0.7 million for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005, primarily due to an increase in interest rates and short term investments. Interest expense decreased slightly due to the purchase of iQvolution in 2005 and subsequent retirement of their debt obligations.

Other income (expense), net.    Other income (expense), net increased by $1.6 million, to income of $0.8 million for the year ended December 31, 2006 from an expense of $0.8 million for the year ended December 31, 2005. Other income includes foreign exchange gains of $0.8 million in 2006.

Income tax expense.    Income tax expense decreased to $1.6 million in the year ended December 31, 2006, from $1.7 million for the year ended December 31, 2005. The effective tax rate in 2006 was 16.2% compared to 17.4% in 2005. The primary reason for the lower tax rate was the effect of the receipt of approval of the tax holiday for our operations in Singapore effective January 1, 2006 for a period of four years and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company has $4.6 million in net deferred tax assets remaining, which will, more likely than not, be realized in 2007 and thereafter if the Company remains consistently profitable (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $0.01 million in 2006 for the income tax benefit received from the exercise of unqualified stock options by employees.

Net income.    Net income was $8.2 million for the year ended December 31, 2006 and for the year ended December 31, 2005 as a result of the factors described above.

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

On July 11, 2006, the Company entered into an loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2006, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

Cash and cash equivalents increased by $6.4 million to $15.7 million at December 31, 2006 from $9.3 million at December 31, 2005. This increase was primarily attributable to net cash provided by operating activities of $10.2 million; less: cash used in investing activities to purchase equipment, intangible and other assets of $4.2 million, offset by proceeds from sales of investments of $0.7 million; cash used in financing activities to make payments of capital leases of $0.2 million, and a decrease of $0.1 million related to the exchange rate effects on cash. In addition, the Company had short term investments of $15.8 million and $16.5 million at December 31, 2006 and December 31, 2005, respectively.

We believe that our working capital, together with anticipated cash flow from our operations, our credit facility and previously announced shelf registration will be sufficient to fund our liquidity requirements through 2007.

Off Balance Sheet Items

The Company is not party to any off-balance sheet items that have not already been appropriately disclosed in these financial statements.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on automotive and other equipment with an initial term of 36 to 60 months and other non-cancelable operating leases, including leases with related parties that expire on or before 2011. These obligations are presented below as of December 31, 2006:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$167	$86	$79	$2	$—
Operating lease obligations	9,344	3,022	4,366	1,480	476
Purchase obligations	10,549	10,549	—	—	—

Total	$20,060	$13,657	$4,445	$1,482	$476

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, the Company entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At December 31, 2006, the Company had completed the purchase of $1.4 million in products under this agreement. Effective November 1, 2005, the Company entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At December 31, 2006, $0.3 million had been purchased under this agreement and the agreement was not renewed. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

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

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized on an accrual basis based on historical data.

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

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two year period, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.7 million, or $0.12 per share, in the year ended December 31, 2006, and $3.0 million, or $0.21 per share, in the year ended December 31, 2005.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has recently received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.9 million, or $.06 per share, during the year ended December 31, 2006.

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

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company’s Chairman, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The initial term of the Lease commenced as of July 1, 2006 and expires on July 1, 2011. The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the then-applicable term. The Company also has a one-time right to terminate the Lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the Lease. The Company’s independent directors negotiated and approved the lease on behalf of the Company. In that process, the independent directors consulted with a real estate broker to verify that the lease rate and terms were competitive and at market.

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

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, approximately 59% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease) in response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for obsolescence, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2007.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on its financial position or results of operations.

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

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We previously used the roll-over method for quantifying identified financial statement misstatements.

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

The Company has evaluated SAB 108 and it did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement No 123 (revised 2004), Share-Based Payment, effective for interim or annual reporting periods beginning after December 15, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of internal controls over financial reporting and an adverse opinion on the Company’s internal controls over financial reporting.

Orlando, Florida

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FARO Technologies, Inc. (a Florida Corporation) and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the lack of controls in place to prevent premature revenue recognition on sales with certain shipping terms, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The controls were not in place to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, which resulted in premature revenue recognition on sales with certain shipping terms. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 14, 2007, which expressed an unqualified opinion (and contained an explanatory paragraph on the Company’s adoption of Statement No. 123 (revised 2004)) on those financial statements.

In our opinion, management’s assessment that FARO Technologies, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FARO Technologies, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Orlando, Florida

March 14, 2007

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,689	$9,278
Short-term investments	15,790	16,490
Accounts receivable, net	42,706	28,654
Inventories	23,429	28,650
Deferred income taxes, net	1,845	2,155
Prepaid expenses and other current assets	3,222	2,200

Total current assets	102,681	87,427

Property and Equipment:
Machinery and equipment	9,131	6,940
Furniture and fixtures	3,988	3,334
Leasehold improvements	2,615	1,710

Property and equipment at cost	15,734	11,984
Less: accumulated depreciation and amortization	(8,889)	(5,920)

Property and equipment, net	6,845	6,064

Goodwill	17,266	14,574
Intangible assets, net	6,221	6,395
Service Inventory	7,278	4,333
Deferred income taxes, net	3,985	3,855

Total Assets	$144,276	$122,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,182	$12,301
Accrued liabilities	10,379	5,569
Income taxes payable	2,151	1,406
Current portion of unearned service revenues	4,569	3,168
Customer deposits	618	201
Current portion of long-term debt and obligations under capital leases	90	163

Total current liabilities	28,989	22,808
Unearned service revenues—less current portion	2,917	803
Deferred tax liability, net	1,200	—
Long-term debt and obligations under capital leases—less current portion	115	177

Total Liabilities	33,221	23,788

Commitments and contingencies—See notes 2, 11 and 15
Shareholders’ Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 14,586,402 and 14,481,178 issued; 14,464,715 and 14,290,917 outstanding, respectively	14	14
Additional paid-in-capital	85,160	83,940
Retained earnings	25,452	17,256
Accumulated other comprehensive income (loss)	580	(2,199)
Common stock in treasury, at cost—40,000 shares	(151)	(151)

Total Shareholders’ Equity	111,055	98,860

Total Liabilities and Shareholders’ Equity	$144,276	$122,648

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except share and per share data)	2006	2005	2004
SALES	$152,405	$125,590	$97,020
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	62,947	52,658	37,025

GROSS PROFIT	89,458	72,932	59,995
OPERATING EXPENSES:
Selling	45,282	37,274	25,887
General and administrative	24,554	15,539	11,745
Depreciation and amortization	4,135	3,453	2,339
Research and development	7,228	6,440	5,441

Total operating expenses	81,199	62,706	45,412

INCOME FROM OPERATIONS	8,259	10,226	14,583

OTHER INCOME (EXPENSE)
Interest income	743	567	356
Other income (expense), net	790	(806)	362
Interest expense	(16)	(89)	(12)

INCOME BEFORE INCOME TAX	9,776	9,898	15,289

INCOME TAX EXPENSE	1,580	1,719	358

NET INCOME	$8,196	$8,179	$14,931

NET INCOME PER SHARE—BASIC	$0.57	$0.58	$1.08

NET INCOME PER SHARE—DILUTED	$0.56	$0.57	$1.06

Weighted average shares—Basic	14,397,050	14,169,140	13,833,590

Weighted average shares—Diluted	14,560,331	14,442,248	14,023,159

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(in thousands except share data)	Shares	Amounts
BALANCE DECEMBER 31, 2003	13,518,998	$14	$75,133	$(227)	$(5,854)	$6	$(151)	$68,921
Net income					14,931			14,931
Currency translation adjustment						1,425		1,425

Comprehensive income								16,356

Options subject to variable accounting			(455)	455				—
Amortization of unearned compensation				277				277
Stock options exercised	485,512		1,171					1,171
Tax benefit from employee stock option exercises			2,434					2,434
Cancellation of SMX shares	(418)		(1)					(1)

BALANCE DECEMBER 31, 2004	14,004,092	$14	$78,282	$505	$9,077	$1,431	$(151)	$89,158

Net income					8,179			8,179
Currency translation adjustment						(3,630)		(3,630)

Comprehensive income								4,549

Options subject to variable accounting			207	(207)				—
Amortization of unearned compensation				(150)				(150)
Amortization of restricted stock units			93					93
Stock issued for iQvolution purchase	152,292		3,499					3,499
Accrual for iQvolution milestone earn-outs			675					675
Stock issued for iQvolution milestone earn-outs	12,183		252					252
Stock options exercised	137,499		340					340
Tax benefit from employee stock option exercises			382					382
Board compensation	24,851		62					62

BALANCE DECEMBER 31, 2005	14,330,917	$14	$83,792	$148	$17,256	$(2,199)	$(151)	$98,860

Net income					8,196			8,196
Currency translation adjustment						2,779		2,779

Comprehensive income								10,975

Reclassification related to SFAS 123R			148	(148)				—
Amortization of unearned compensation			28					28
FAS 123-R stock option expense			29					29
Amortization of restricted stock units			178					178
Issuance of restricted stock units	31,776		176					176
Stock issued for iQvolution milestone earn-outs	68,574		408					408
Stock options exercised	61,398		351					351
Tax benefit from employee stock option exercises			10					10
Board compensation	12,050		40					40

BALANCE DECEMBER 31, 2006	14,504,715	$14	$85,160	$—	$25,452	$580	$(151)	$111,055

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$8,196	$8,179	$14,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,135	3,453	2,339
Amortization of stock options and restricted stock units	401	(57)	277
Provision for bad debts	230	112	154
Income tax (expense) benefit from exercise of stock options	(102)	382	2,434
Deferred income tax benefit	20	(854)	(3,309)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(12,173)	(7,830)	(5,474)
Inventories	2,804	(13,788)	(5,354)
Prepaid expenses and other current assets	(933)	508	(1,019)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,062	4,309	2,138
Income taxes payable	526	1,454	(502)
Customer deposits	399	(302)	69
Unearned service revenues	3,189	1,030	611

Net cash provided by (used in) operating activities	9,754	(3,404)	7,295

INVESTING ACTIVITIES:
Acquisition of iQvolution	—	(6,385)	—
Purchases of property and equipment	(3,357)	(3,937)	(2,451)
Payments for intangible assets	(820)	(937)	(1,004)
Purchases of short-term investments	—	(10,900)	(30,390)
Proceeds from short-term investments	700	16,895	23,942

Net cash used in investing activities	(3,477)	(5,264)	(9,903)

FINANCING ACTIVITIES:
Payments of capital leases	(204)	(34)	(38)
Proceeds from issuance of stock, net	463	402	1,171

Net cash (used in) provided by financing activities	259	368	1,133

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(125)	1,221	407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,411	(7,079)	(1,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,278	16,357	17,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,689	$9,278	$16,357

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands, except share and per share data, or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the Faro Arm, Faro Scan Arm, and Faro Gage, all articulated electromechanical measuring devices, and the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

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

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expenses is recorded when products are shipped. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of its technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $9,861 and $7,336 as of December 31, 2006 and 2005, respectively.

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

Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of income. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for approximately six to twelve months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

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

Depreciation expense was $2,842, $2,154 and $1,453 in 2006, 2005 and 2004, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Other acquired intangibles principally include patents, existing product technology and customer relationships that arose in connection with the acquisition of iQvolution AG (See note 2). Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 15 years.

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

The Reserve for Warranties—The Company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company reevaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of machines remaining under warranty and the remaining number of months each machine will be under warranty. While such expenses have historically been within its expectations, we cannot guarantee this will continue in the future.

Income Taxes— The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes” (SFAS 109), the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over a two year period.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has received in 2006 a favorable multi-year income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for our tax uncertainties based on the criteria established by SFAS 5, “Accounting for Loss Contingencies.”

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

Earnings Per Share—Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 17.

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

SFAS 123R provides two alternative transition methods in the period of adoption: the modified prospective application method and the modified retrospective application method. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application transition method. The modified prospective application requires the compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The impact of this statement was not material to the Company’s financial position or results of operations. Compensation costs of $29 related to the Company’s stock option plan and $181 related to compensation costs of the restricted stock unit grants are included in operations in the year ended December 31, 2006.

Had compensation expense for the Company’s stock based compensation plans been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004
Net income, as reported	$8,179	$14,931
(Deduct) Add: Stock-based employee compensation (income) expense included in reported net income, net of related tax effects*	(94)	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,468)	(1,358)

Pro forma net income	$617	$13,746

Earnings per share:
Basic—as reported	$0.58	$1.08

Basic—pro forma	$0.04	$0.99

Diluted—as reported	$0.57	$1.06

Diluted—pro forma	$0.04	$0.98

*	The years ended 2005 and 2004 assume a U.S. tax rate of 37.6%.

We incurred minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to our adoption of SFAS 123(R) for the expensing of stock options as we vested substantially all of our unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the employees who have received stock options into cost of sales, selling, general and administrative or research and development costs.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

	Years Ended December 31,
	2005	2004
Risk-free interest rate	3.30% to 4.47%	2.54% to 3.82%
Expected dividend yield	0%	0%
Expected option life	4 years	5 years
Stock price volatility	62.7%	80.5%

Long-Lived Assets—Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no financial impact on the results of operations or financial position of the Company. During the fourth quarter of 2006, management reviewed the Company’s long-lived assets and concluded that there was no impairment of these assets for the year ended December 31, 2006.

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

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of SFAS No. 151 did not have a material impact on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

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

The Company has evaluated SAB 108 and it did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on its consolidated financial statements.

2.	ACQUISITION

iQvolution—On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG (“iQvolution”). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter relating to the settlement of a purchase price adjustment clause within the purchase agreement. In the fourth quarter of 2005, 12,183 shares were issued as a result of the successful qualification of milestones, with a corresponding addition to goodwill of $252. During 2006, 25,991 shares were released from escrow with a corresponding addition to Goodwill of $408. At December 31, 2006, there were 81,267 shares being held in escrow.

During the third quarter of 2005, approximately $3.8 million of the purchase price was allocated to intangible assets reflecting the Company’s preliminary estimate of the fair value of technology and software assets acquired. The hardware assets acquired were valued at approximately $2.3 million with an estimated life of 17 years, while the software assets were valued at approximately $1.6 million with an estimated life of 10 years. As of December 31, 2005, these estimates were in the process of being reviewed and validated by a third party. The Company completed in the first quarter of 2006 the third party valuation of the assets acquired. The Company made an adjustment to the purchase price to reflect a deferred tax liability of approximately $1.5 million. The following table represents the fair value of the assets acquired and liabilities assumed and includes the final determination of the estimated fair values of deferred tax assets, non-compete, and intangible assets, which were preliminary as of December 31, 2005.

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

	Years ended December 31,
	2005 (unaudited)	2004 (unaudited)
Revenues	$125,961	$103,022
Net income	$7,463	$13,891

Income per share:
Basic	$0.53	$0.99
Diluted	$0.52	$0.98

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2006	2005	2004
Cash paid for interest	$16	$91	$12
Cash paid for income taxes	976	2,027	357
Cash received from income tax refund	—	1,161	—

Non-cash investing and financing activities:
Value of shares issued for acquisition of iQvolution	408	3,756	—
Fixed assets acquired under capital lease obligations	—	—	317
Retirement of fully depreciated property and equipment	—	—	4,016

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2006	2005	2004
Balance, beginning of year	$214	$339	$255
Provision	257	112	154
Amounts written off, net of recoveries	(13)	(237)	(70)

Balance, end of year	$458	$214	$339

5.	SHORT-TERM INVESTMENTS

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

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials	$9,754	$11,820
Finished goods	2,160	4,976
Sales demonstration inventory	11,919	12,227
Reserve for excess and obsolete	(404)	(373)

Inventory	23,429	28,650

Service inventory	7,278	4,333

Total	$30,707	$32,983

7.	GOODWILL

The Company’s goodwill at December 31, 2006 and 2005 is related to its acquisition of three previous businesses. The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company prepares a discounted cash flow model to estimate the fair value of the reporting unit and compares this amount against the carrying value. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2006, the Americas Region, the Europe/Asia Region, and the Asia Pacific Region, as shown in the table. As of December 31, 2006 and 2005, the Company did not have any goodwill that was identified as impaired. The increase in goodwill of $2.7 million in 2006 and $6.5 million in 2005 relates primarily to the purchase of iQvolution.

December 31, 2006	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	—	$6,994
Europe/Africa region	7,580	1,625	1,067	10,272
Asia Pacific Region	—	—	—	—

Total	$14,574	$1,625	$1,067	$17,266

December 31, 2005	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	—	$6,994
Europe/Africa region	1,083	6,633	(136)	7,580
Asia Pacific Region	—	—	—	—

Total	$8,077	$6,633	$(136)	$14,574

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2006	2005
Amortizable intangible assets:
Existing product technology	$10,273	$8,767
Patents	2,984	2,544
Other	6,791	6,055

Total	20,048	17,316
Accumulated amortization	(13,827)	(10,921)

Intangible assets—net	$6,221	$6,395

In 2005, the Company wrote off patents with an original cost of $503 and a net book value of $334 which had been abandoned. Amortization expense was $1,293, $1,299 and $886, in 2006, 2005, and 2004, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Amount
2007	$892
2008	474
2009	465
2010	465
2011	465
Thereafter	3,210

$5,971

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Accrued compensation and benefits	$7,195	$2,641
Accrued warranties	1,369	861
Professional and legal fees	972	1,239
Other accrued liabilities	843	828

	$10,379	$5,569

Activity related to accrued warranties was as follows:

	December 31,
	2006	2005
Beginning Balance	$861	$565
Provision for warranty expense	1,326	1,050
Warranty expired	(818)	(754)

Ending Balance	$1,369	$861

10.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2006, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

11.	CAPITAL LEASES AND LONG-TERM DEBT

Required future payments of obligations under capital leases are as follows:

Year ending December 31,	Capital Lease Obligations
2007	$87
2008	70
2009	8
2010	2
2011	—

Total future minimum lease payments	167
Less—Current maturities	(52)

$115

Assets under capital leases were $559 and $384 at December 31, 2006 and 2005, respectively. Accumulated depreciation under capital leases was $366 and $235 at December 31, 2006 and 2005, respectively.

The current portion of long-term debt of $38 is included in capital leases and long-term debt in the accompanying consolidated balance sheets as of December 31, 2006.

12.	RELATED PARTY TRANSACTIONS

Related party lease—The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company’s Chairman, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The term of the lease commenced as of July 1, 2006 and expires on July 1, 2011. The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the term. The Company also has a one-time right to terminate the Lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the Lease. The Company’s independent directors negotiated and approved the lease on behalf of the Company. In that process, the independent directors consulted with a real estate broker to verify that the lease rate and terms were competitive and at market.

During the first year of the Initial Term, the fixed rent will be $302,750 per annum payable monthly. Each year thereafter (on July 1), the fixed rent will be increased by three percent over the fixed rent for the preceding year. The lease is a “net lease,” meaning that the Company also is responsible for real estate taxes and insurance expenses covering the leased premises. The real estate taxes and insurance expenses are paid by Xenon Research, and the Company reimburses Xenon Research in equal monthly payments for such real estate taxes and insurance expenses with the reimbursement amount to be computed annually based on the real estate taxes and insurance expenses actually paid by Xenon Research. All payments of fixed rent and additional rent will include all applicable sales and use taxes. Rent expense under this lease and the prior lease was $398 in 2006, 2005 and 2004.

13.	OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Years ended December 31,
	2006	2005	2004
Foreign exchange gains (losses)	$827	$(794)	$337
Disposal of patents	—	(334)	—
Other	(37)	322	25

Total other income (expense), net	$790	$(806)	$362

14.	INCOME TAXES

Income before income taxes consists of the following:

	Years ended December 31,
	2006	2005	2004
Domestic	$932	$5,304	$5,729
Foreign	8,844	4,594	9,560

Income before income taxes	$9,776	$9,898	$15,289

The components of the income tax expense are as follows:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$517	$1,792	$987
State	50	173	65
Foreign	1,028	1,317	1,316

	1,595	3,282	2,368

Deferred:
Federal	(470)	(395)	(278)
State	(46)	(38)	(18)
Foreign	501	(1,130)	(1,714)

	(15)	(1,563)	(2,010)

	$1,580	$1,719	$358

Income tax expense for the years ended December 31, 2006, 2005, and 2004 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2006	2005	2004
Tax expense at statutory rate of 35%	$3,422	$3,464	$5,351
State income taxes, net of federal benefit	36	84	147
Foreign tax rate difference	(3,064)	(2,771)	(1,309)
Research and development credit	(121)	(274)	(270)
Change in valuation allowance	1,411	1,247	(3,191)
Other	(104)	(31)	(370)

Total income tax expense	$1,580	$1,719	$358

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2006	2005
Net deferred income tax asset—Current
Intercompany profit in inventory	$1,592	$2,166
Warranty costs	268	242
Bad debt reserve	87	32
Inventory reserve	(38)	59
Unearned service revenue	1,436	723
Other	(102)	4

Deferred income tax asset—Current	3,243	3,226

Valuation Allowance	(1,398)	(1,071)

Net deferred income tax asset—Current	$1,845	$2,155

Net deferred income tax asset—Non-current
Depreciation	$1,228	$886
Goodwill amortization	(847)	(880)
Product design costs	(59)	(128)
Employee stock options	100	55
Unearned service revenue	52	199
Tax credits	279	716
Loss carryforwards	6,251	5,422

Deferred income tax asset—Non-current	7,004	6,270

Valuation Allowance	(3,019)	(2,415)

Net deferred income tax asset—Non-current	$3,985	$3,855

Net deferred income tax liability—Non-current
Intangible assets	$(1,200)	$—

At December 31, 2006 and 2005, the Company’s domestic entities had deferred income tax assets in the amount of $3,996 and $4,074, respectively. The Company has determined that these amounts are fully realizable and have not established any valuation allowance based on the assessment that they are more-likely-than-not to be utilized.

At December 31, 2006 and 2005, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $6,251 and $5,422, respectively. For financial reporting purposes, a valuation allowance of $4,417 and $3,486, respectively has been recognized to offset the deferred tax assets relating to net operating losses.

The Company continues to maintain a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company increased the overall valuation allowance in 2006 on its deferred tax assets in the amount of $931. The increase in the valuation allowance for 2006 relates to the net generation of deferred tax assets in foreign jurisdictions, including $451 related to the purchase of iQvolution.

At December 31, 2006 and 2005, the Company had $279 and $716 in tax credits, respectively. These credits are related to the Company’s research and development activities and expire in 16 to 20 years. The Company fully expects to realize these credits before expiration.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.7 million, or $0.12 per share, in the year ended December 31, 2006, and $3.0 million, or $0.21 per share, in the year ended December 31, 2005. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it has received a reduced income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there. The aggregate dollar effect of this favorable tax rate was approximately $0.9 million, or $.06 per share, during the year ended December 31, 2006.

We have not recognized any U.S. tax expense on undistributed international earnings since we intend to reinvest the earnings outside the U.S. for the foreseeable future. Our net undistributed international earnings were approximately $10.8 million and $6.3 million at December 31, 2006, and 2005, respectively.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

15.	COMMITMENTS AND CONTINGENCIES

Leases—The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, including leases with related parties (see Note 12), in effect at December 31, 2006:

Years ending December 31,	Amount
2007	$3,022
2008	2,422
2009	1,944
2010	906
2011	573
Thereafter	476

Total future minimum lease payments	$9,343

Rent expense for 2006, 2005, and 2004, was approximately $3,291, $2,306 and $1,651, respectively.

Patent Litigation—Patent Litigation—On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against us in the Federal District Court for the Southern District of California alleging that certain of our products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 (‘148 patent). The Company believes, and has contended in this litigation, that the Company does not infringe the ‘148 patent and that the ‘148 patent is invalid.

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

The trial began in November 2006, and on December 6, 2006, the judge presiding over the case declared a mistrial trial. A new trial date has been set for April 3, 2007.

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

On December 7, 2006, the PTO rejected key claims in Hexagon’s ‘148 patent. Hexagon has appealed the PTO’s rejection of the claims. The rejected claims include all the claims involved in the ongoing ‘148 patent infringement. If the PTO rejection is ultimately made final, the patent claims asserted against the Company in the Hexagon litigation will be invalidated, and FARO will then prevail in its litigation. The Hexagon ‘148 patent claims cover a four-jointed arm construction with a mechanically unlimited rotation of certain joints. The PTO, in its rejection, determined that this feature was already found in a number of prior patents and so determined that the ‘148 claims were “obvious” in view of these prior patents. Hexagon will have the right to respond to, and eventually appeal, the rejection of the claims.

In the event of an adverse ruling in the Romer-Cimcore litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of any infringing products, discontinue the use of certain processes or obtain a license, if available, from Romer-Cimcore with royalty payment obligations by us. An adverse decision in the Romer-Cimcore case could materially and adversely affect our financial condition and results of operations. At this time, however, the Company cannot estimate the potential impact, if any, that might result from this suit, and therefore, no provision has been made to cover such expense.

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants. The Amended Complaint also named Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

On July 31, 2006, the Company filed a Motion to Dismiss the Amended Complaint. On February 3, 2007, the Court dismissed the Amended Complaint, as against all defendants, with leave to re-plead.

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint. The Second Amended Complaint principally asserts the same claims set forth in the Amended Complaint, but adds various allegations in an attempt to comply with certain standards stated in the Court’s order. As in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the defendants misrepresented matters during the class period related to: (i) the value of the Company’s inventory, and the amount of the Company’s gross margins and profits, as a result of the inventory valuation; (ii) the amount of the 2005 selling expenses that the Company had accrued and expected; and (iii) the effectiveness of the Company’s systems of internals controls, including in connection with the Company’s determination of its inventory valuation and selling expenses, and the fact that certain reported sales in Asia were obtained in violation of the Foreign Corrupt Practices Act.

The Company’s deadline for responding to the Second Amended Complaint is April 26, 2007. The Company intends to file a motion to dismiss the Second Amended Complaint. The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation. Although the Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation, no assurances can be given with respect to the outcome of the Securities Litigation.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. On August 11, 2005, FARO entered into an agreement with DELCAM plc under which the Company agreed to purchase approximately $1.4 million in products over a 12-month term. At December 31, 2006, the Company had completed the purchase of $1.4 million in products under this agreement. Effective November 1, 2005, FARO entered into an agreement with Metrologic Group S.A. under which the Company agreed to purchase approximately $0.4 million in products over a 12-month term. At December 31, 2006, $0.3 million had been purchased under this agreement and the agreement was not renewed. Other than the agreements listed above, the Company does not have any long-term commitments for purchases.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice.—As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

The Company’s internal investigation has identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 relating to its internal investigation of the FCPA matter.

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

16.	STOCK COMPENSATION PLANS

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

The Company is authorized to grant options for up to 703,100 shares of common stock under the 1993 Plan, of which there are none outstanding. The Company is also authorized to grant options for up to 1,400,000 shares of common stock under the 1997 Plan, of which 308,257 options are currently outstanding at exercise prices between $1.50 and $27.40. These options vest over a 3-year period. The Company is also authorized to grant up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 80,000 options are currently outstanding at exercise prices between $1.61 and $21.56. Each non-employee director is granted 3,400 options upon election to the Board of Directors and then annually upon attending the annual meeting of shareholders (formula options). Formula options granted to directors are generally granted upon the same terms and conditions as options granted to officers and employees. These options vest over a 3-year period. The Company is also authorized to grant options for up to 1,750,000 shares of common stock under the 2004 Plan, of which 670,183 options are currently outstanding at exercise prices between $14.06 to $31.45, and 26,163 restricted stock units are outstanding at a stock price of $19.49. These options and restricted stock units vest over a 3-year period. The restricted stock unit grants have a performance-based annual vesting on the anniversary date over their respective terms. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

In addition to the four stock option plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of Common Stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable. As of December 31, 2005 and 2004 there were 11,090 and 35,941 shares, respectively, which were accrued but not yet issued in connection with director’s elections. These shares were issued as of December 31, 2006.

In the fourth quarter of 2001, the Company cancelled approximately 548,000 “out of the money” options, including approximately 440,000 options issued under the 1997 Plan and approximately 108,000 options issued under the 1997 Non-employee Director Plan. As a result, 62,806 options granted in 2001, under the 1997 Plan and to holders of some of the options cancelled, were subjected to variable accounting treatment. Under FIN 44, stock options issued within six months of a cancellation must be accounted for as variable under certain circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options based on the Company’s share price until the options are exercised, cancelled or forfeited without replacement. Compensation is dependent on fluctuations in the quoted market prices for the Company’s common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled or forfeited, after which time the compensation will be recognized immediately at each reporting period. With the adoption of FAS 123(R) in January of 2006, FIN 44 was superseded and the Company is no longer required to account for these options under variable accounting.

In the fourth quarter of 2005, the Company accelerated the vesting for substantially all of its outstanding options, and has recorded minimal expenses for its remaining unvested stock options during 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. The fair value for any future grants will be included in expense over the vesting periods.

Compensation (income) costs charged to operations associated with the Company’s stock option plans were $210, ($150), and $277 in 2006, 2005, and 2004, respectively. The changes in stock option associated compensation cost were due to the vesting of options combined with market price fluctuations in the Company’s common stock under variable accounting and the accrual of expenses relating to the issuance of restricted stock.

A summary of stock option activity and weighted average exercise prices follows:

	Years Ended December 31,
	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,340,034	$16.72	1,215,240	$13.69	978,952	$2.42
Granted	14,000	14.06	314,123	22.75	750,730	20.86
Forfeited	(234,196)	22.04	(51,830)	20.06	(28,930)	8.06
Exercised	(61,398)	7.57	(137,499)	2.47	(485,512)	2.41

Outstanding at end of year	1,058,440	$16.04	1,340,034	$16.72	1,215,240	$13.69

Outstanding exercisable at year-end	1,044,440	$16.06	1,329,366	$16.82	339,465	$6.40
Weighted-average fair value of options granted during the year	$7.32		$11.03		$13.67

A summary of stock options outstanding and exercisable as of December 31, 2006 follows:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Average Exercise Price	Options Exercisable	Average Exercise Price
Up to $1.50	14,476	4.84	$1.50	14,476	$1.50
$1.51-$3.00	255,546	5.05	$2.22	255,546	$2.22
$3.01-$10.00	24,000	4.67	$4.16	24,000	$4.16
$10.01-$20.00	407,444	7.72	$19.07	393,444	$19.24
Over $20.00	356,974	7.60	$23.86	356,974	$23.86

	1,058,440	6.92	$16.04	1,044,440	$16.06

Remaining non-exercisable options as of December 31, 2006 become exercisable as follows:

Years ending December 31,	Amount
2007	4,667
2008	4,667
2009	4,666

14,000

A table illustrating the effect on net income and net income per share as if the fair value method prescribed by FAS 123 (R) had been applied is presented in Note 1. Summary of Significant Accounting Policies. The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

Year Ended December 31, 2006
Risk-free interest rate	5.00%
Expected dividend yield	0%
Expected option life	4 years
Stock price volatility	63.2%

17.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	14,397,050	$0.57	14,169,140	$0.58	13,833,590	$1.08
Effect of dilutive securities	163,281	(0.01)	273,108	(0.01)	189,569	(0.02)

Diluted EPS	14,560,331	$0.56	14,442,248	$0.57	14,023,159	$1.06

The effect of 745,841, 237,419, and 0 dilutive securities were not included for 2006, 2005 and 2004, as they were antidilutive.

18.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant’s account but cannot exceed 100% of compensation. Costs charged to operations in connection with the Plan during 2006, 2005, and 2004 aggregated $247, $201, and $172, respectively.

19.	SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	2006	2005	2004
Americas Region
Net sales to external customers	$62,967	$55,884	$41,680
Operating income	(6,191)	(6,640)	(3,810)
Long-lived assets	12,278	12,825	12,661
Capital expenditures	1,684	1,251	1,505
Total assets	$69,607	$68,304	$68,090

Europe/Africa Region
Net sales to external customers	$60,869	$44,940	$43,111
Operating income	8,130	8,322	13,693
Long-lived assets	16,397	12,461	2,493
Capital expenditures	1,333	1,931	813
Total assets	$55,041	$39,112	$30,527

Asia Pacific Region
Net sales to external customers	$28,569	$24,766	$12,229
Operating income	6,320	8,544	4,701
Long-lived assets	1,657	1,746	505
Capital expenditures	1,038	1,583	358
Total assets	$19,628	$15,232	$6,461

Totals
Net sales to external customers	$152,405	$125,590	$97,020
Operating income	8,259	10,226	14,584
Long-lived assets	30,332	27,033	15,659
Capital expenditures	4,055	4,765	2,676
Total assets	$144,276	$122,648	$105,078

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions. There were no customers that accounted for 10% or more of total revenue.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

During the fourth quarter of 2006, the Company identified certain shipments to customers containing the freight term FOB Destination as exceptions to the standard terms and conditions of sale that had been included in sales when shipped and not when delivered. Also during the fourth quarter, the Company noted that freight and duty was not included in the cost of inventory at certain international locations but was improperly expensed as incurred.

The Company recorded an adjustment to decrease sales and cost of sales of $1.4 million and $0.7 million, respectively, resulting in a decrease in pre-tax income of $0.7 million in the fourth quarter of fiscal 2006. The pre-tax effect of these items was not material to any previous quarters.

Quarter ended	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Sales	$32,056	$38,042	$38,365	$43,942
Gross profit	18,835	22,562	22,244	25,817
Net income	496	853	3,189	3,658
Net income per share:
Basic	$0.03	$0.06	$0.22	$0.25
Diluted	$0.03	$0.06	$0.22	$0.25

Quarter ended	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Sales	$27,617	$30,895	$32,598	$34,480
Gross profit	17,343	18,390	17,685	19,514
Net income	3,469	1,912	2,615	183
Net income per share:
Basic	$0.25	$0.13	$0.18	$0.01
Diluted	$0.24	$0.13	$0.18	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. As discussed below, the Company identified the following material weakness in its internal control over financial reporting – the Company’s review controls did not effectively identify invoices containing delivery terms of FOB Destination which were not delivered to the customer by December 31, 2006. Solely as a result of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

The internal control over financial reporting changes with respect to the FOB Destination material weakness described below were the only changes in the Company’s internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the year end closing process, the external auditors identified invoices containing delivery terms of FOB Destination which were not delivered to the customer by December 31, 2006. The Company’s terms and conditions of sale generally specify FOB Origin. There are two review controls intended to ensure all customer purchase orders conform to Company policies. These controls failed to operate effectively in identifying the delivery terms containing FOB Destination.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2006, in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations Commission of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that certain deficiencies exist in the design and operation of internal controls related to financial reporting, which represent a material weakness in internal control over financial reporting.

As a result of these findings, management has undertaken the following actions to address the control deficiencies:

•	Implemented additional training programs for the personnel responsible for reviewing customer purchase orders for compliance with Company policies.

•	Modified the Company’s internal sales order software to identify those sales orders containing the delivery terms of FOB Destination in order to record the shipment in the correct period.

•	Implemented additional month end closing and review procedures to confirm delivery dates for all FOB shipments.

Grant Thornton LLP, our independent registered public accounting firm, has issued their report on management’s assessment of internal control over financial reporting.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Ethics, entitled “Code of Ethics for Senior Financial Officers,” that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Board of Directors has also adopted a Global Ethics Policy which is applicable to those officers as well as all of the Company’s employees. Both the Code of Ethics for Senior Financial Officers and the Global Ethics Policy are available on the Internet web site at www.faro.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Form 10-K. We have adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer and principal financial and accounting officer. The Code of Ethics for Senior Financial Officers is posted on our website at http://www.faro.com/Company/ Corporate_Governance.asp. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

ITEM 11.	EXECUTIVE COMPENSATION.

The information to be set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption “Compensation Committee Report on Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management to be set forth under the caption “Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information to be set forth under the caption “Certain Relationships and Related Transactions AND Director Independence” in the Proxy Statement is incorporated herein by reference.

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

(2) Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is filed as a part hereof along with the related report of the Independent Registered Public Accounting Firm on the Company’s financial statement schedule. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4. 2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	2004 Equity Incentive Plan (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.4	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.5	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.7	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan*

10.8	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan*

10.9	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan*

10.10	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank. (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated July 11, 2006)

10.11	Employment Agreement dated October 20, 2006, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated October 20, 2006, and incorporated herein by reference)*

10.12	Employment Agreement dated December 5, 2006, by and between the Company and Keith Bair (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated December 5, 2006 and incorporated herein by reference) *

Exhibit No.	Description

10.13	Employment Agreement dated January 30, 2006 by and between the Company and Simon Raab (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated January 30, 2006 and incorporated herein by reference)*

10.14	Severance Agreement dated July 24, 2006 by and between the Company and Barbara Smith (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated July 24, 2006 and incorporated herein by reference)*

10.15	Lease Agreement dated August 8, 2006, by and between the Company and Xenon Research, Inc. (Filed as Exhibit 10 to Registrant’s Form 10-Q dated August 9, 2006 and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

*	Indicates management contracts and compensatory plans and arrangements

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2006:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period
Year ended December 31, 2006
Deducted from assets which apply
Uncollectible accounts	$214	$257	$13	$458
Reserve for inventory obsolescence	373	1,053	1,022	404

Total	$587	$1,310	$1,035	$862

Year ended December 31, 2005
Deducted from assets which apply
Uncollectible accounts	$339	$112	$237	$214
Reserve for inventory obsolescence	191	1,314	1,132	373

Total	$530	$1,426	$1,369	$587

Year ended December 31, 2004
Deducted from assets which apply
Uncollectible accounts	$255	$154	$70	$339
Reserve for inventory obsolescence	155	895	859	191

Total	$410	$1,049	$929	$530

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: March 15, 2007	By:	/s/ KEITH S. BAIR
Keith S. Bair, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints JAY W. FREELAND, and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	March 15, 2007

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer, (Principal Executive Officer), and Director	March 15, 2007

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

/s/ JOHN CALDWELL John Caldwell	Director	March 15, 2007

/s/ HUBERT D’AMOURS Hubert d’Amours	Director	March 15, 2007

/s/ STEPHEN R. COLE Stephen R. Cole	Director	March 15, 2007

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	March 15, 2007

/s/ ANDRE JULIEN Andre Julien	Director	March 15, 2007