Form 10-K/A
period 2006-12-31
FARO TECHNOLOGIES INC
filed 2007-03-20
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A (the “Amended Report”) is being filed to include the conformed signatures of Grant Thornton LLP in the Audit Opinion, the Internal Control Audit Opinion, and the Consent of Independent Registered Public Accounting Firm.

Except for the change noted above, this Amended Report does not modify or update other disclosures in the original Form 10-K filed on March 15, 2007.

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

/s/ GRANT THORNTON LLP

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

/s/ GRANT THORNTON LLP

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

FARO TECHNOLOGIES, INC.

Date: March 20, 2007	By:	/s/ KEITH S. BAIR
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

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	March 20, 2007

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer, (Principal Executive Officer), and Director	March 20, 2007

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2007

/s/ JOHN CALDWELL John Caldwell	Director	March 20, 2007

/s/ HUBERT D’AMOURS Hubert d’Amours	Director	March 20, 2007

/s/ STEPHEN R. COLE Stephen R. Cole	Director	March 20, 2007

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	March 20, 2007

/s/ ANDRE JULIEN Andre Julien	Director	March 20, 2007