Form 10-Q
period 2007-03-31
FARO TECHNOLOGIES INC
filed 2007-05-08
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,677,144 shares of the registrant’s common stock as of May 1, 2007.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$17,291	$15,689
Short-term investments	15,790	15,790
Accounts receivable, net	40,053	42,706
Inventories	21,796	23,429
Deferred income taxes, net	1,788	1,845
Prepaid expenses and other current assets	6,442	3,222

Total current assets	103,160	102,681

Property and Equipment:
Machinery and equipment	9,647	9,131
Furniture and fixtures	4,225	3,988
Leasehold improvements	2,684	2,615

Property and equipment at cost	16,556	15,734
Less: accumulated depreciation and amortization	(9,786)	(8,889)

Property and equipment, net	6,770	6,845

Goodwill	17,535	17,266
Intangible assets, net	6,080	6,221
Service Inventory	7,906	7,278
Deferred income taxes, net	3,970	3,985

Total Assets	$145,421	$144,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,234	$11,182
Accrued liabilities	7,736	10,379
Income taxes payable	955	2,151
Current portion of unearned service revenues	5,427	4,569
Customer deposits	376	618
Current portion of long-term debt and obligations under capital leases	106	90

Total current liabilities	22,834	28,989
Unearned service revenues—less current portion	3,642	2,917
Deferred tax liability, net	1,216	1,200
Long-term debt and obligations under capital leases—less current portion	106	115

Total Liabilities	27,798	33,221

Commitments and contingencies—See Note O

Shareholders' Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 14,790,801 and 14,586,402 issued; 14,673,744 and 14,464,715 outstanding, respectively	15	14
Additional paid-in-capital	88,139	85,160
Retained earnings	28,651	25,452
Accumulated other comprehensive income	969	580
Common stock in treasury, at cost—40,000 shares	(151)	(151)

Total Shareholders' Equity	117,623	111,055

Total Liabilities and Shareholders' Equity	$145,421	$144,276

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	Mar 31, 2007	Apr 1, 2006
SALES	$40,289	$32,056
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	16,453	13,221

GROSS PROFIT	23,836	18,835

OPERATING EXPENSES:
Selling	12,304	10,251
General and administrative	5,023	5,647
Depreciation and amortization	1,091	1,011
Research and development	1,972	1,852

Total operating expenses	20,390	18,761

INCOME FROM OPERATIONS	3,446	74

OTHER (INCOME) EXPENSE
Interest (income)	(256)	(158)
Other (income) expense, net	(325)	(375)
Interest expense	2	2

INCOME BEFORE INCOME TAX	4,025	605

INCOME TAX EXPENSE	827	109

NET INCOME	$3,198	$496

NET INCOME PER SHARE—BASIC	$0.22	$0.03

NET INCOME PER SHARE—DILUTED	$0.22	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,198	$496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,092	1,011
Amortization of stock options and restricted stock units	199	113
Provision for bad debts	31	—
Deferred income tax benefit (expense)	111	(278)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	2,960	953
Inventories	1,242	1,334
Prepaid expenses and other current assets	(3,176)	(596)
Increase (decrease) in:
Accounts payable and accrued liabilities	(5,509)	(6,132)
Income taxes payable	(1,171)	92
Customer deposits	(266)	75
Unearned service revenues	1,647	589

Net cash provided by (used in) operating activities	358	(2,343)

INVESTING ACTIVITIES:
Purchases of property and equipment	(719)	(775)
Payments for intangible assets	(42)	(425)
Proceeds from short-term investments	—	600

Net cash used in investing activities	(761)	(600)

FINANCING ACTIVITIES:
Proceeds from capital leases	53	67
Payments of capital leases	(44)	(53)
Income tax benefit from exercise of stock options	1,422	—
Proceeds from issuance of stock, net	1,224	—

Net cash provided by financing activities	2,655	14

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(650)	49

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,602	(2,880)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,689	9,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,291	$6,398

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and April 1, 2006

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the Faro Arm, Faro Scan Arm and Faro Gage, all articulated electromechanical measuring devices, and the Faro Laser Tracker and the Faro Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

NOTE B – PRINCIPLES OF CONSOLIDATION

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation. There were no such reclasses for the three months ended March 31, 2007.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company presents sales and other taxes collected from customers on a net basis, accordingly such taxes are not included in revenues and cost of goods sold.

NOTE F – STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, which is generally three years. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application transition method. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. In order to determine the fair value of restricted stock awards the Company uses the closing market price of its common stock on the date of grant.

In accordance with the provisions of SFAS No. 123R, the Company recorded total share-based compensation expense of $199 and $95 for the three months ended March 31, 2007 and April 1, 2006, respectively.

The following table summarizes the stock option activity for the three months ended March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Yrs)	Aggregate Intrinsic Value as of March 31, 2007
Outstanding at beginning of year	1,058,440	$16.04
Granted	187,145	24.41
Forfeited	(10,064)	17.55
Exercised	(204,399)	5.99

Outstanding at March 31, 2007	1,031,122	$19.51	7.63	$9,650

The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2007 was $24.41 per option. There were no stock options granted during the three months ended April 1, 2006. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and April 1, 2006 was $3.8 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended March 31, 2007 and April 1, 2006 was $0.07 million and two thousand dollars, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding at March 31, 2007			Options Exercisable at March 31, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Yrs)	Number of Shares	Weighted Average Exercise Price
Up to $1.50	10,476	$1.50	3.84	10,476	$1.50
$1.51 - $3.00	98,144	2.26	4.05	98,144	2.26
$3.01 - $10.00	24,000	4.16	3.67	24,000	4.16
$10.01 - $20.00	364,745	19.01	6.70	353,079	19.15
Over $20.00	533,757	24.07	7.74	350,112	23.89

	1,031,122	$19.51	7.63	835,811	$18.50

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the three months ended March 31, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at beginning of year	40,524	$19.95
Granted	10,750	24.36
Forfeited	—	—
Vested	(5,319)	20.77

Non-vested at March 31, 2007	45,955	$20.89

The Company used the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 31, 2007 and April 1, 2006, using the following assumptions:

	Three months ended March 31, 2007	Three months ended April 1, 2006*
Risk-free interest rate	4.50%	—
Expected dividend yield	—	—
Expected option life	4.0 years	—
Stock price volatility	62.8%	—

*	There were no options granted during the three months ended April 1, 2006.

As of March 31, 2007, there was $3.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.6 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Cash paid for interest	$2	$2

Cash paid for income taxes	1,172	432

Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$128	$176
Purchase price adjustment for tax effects of acquisition of iQvolution	—	1,506

NOTE H – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Mar 31, 2007	As of Dec 31, 2006
Accounts receivable	$40,486	$43,164
Allowance for doubtful accounts	(433)	(458)

Total	$40,053	$42,706

NOTE I – INVENTORIES

Inventories consist of the following:

	As of Mar 31, 2007	As of Dec 31, 2006
Raw materials	$8,504	$9,754
Finished goods	2,018	2,160
Sales demonstration inventory	11,854	11,919
Reserve for excess and obsolete	(580)	(404)

Inventory	21,796	23,429

Service inventory	7,906	7,278

Total	$29,702	$30,707

NOTE J – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 31, 2007		April 1, 2006
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	14,607,556	$0.22	14,321,724	$0.03
Effect of dilutive securities	92,538	—	193,299	—

Diluted EPS	14,700,094	$0.22	14,515,023	$0.03

NOTE K – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of Mar 31, 2007	As of Dec 31, 2006
Accrued compensation and benefits	$4,642	$7,195
Accrued warranties	1,415	1,369
Professional and legal fees	996	972
Other accrued liabilities	683	843

	$7,736	$10,379

Activity related to accrued warranties was as follows:

	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Beginning Balance	$1,369	$861
Provision for warranty expense	156	78
Warranty expired	(110)	(91)

Ending Balance	$1,415	$848

NOTE L – INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

FARO adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not record an adjustment to its liability through retained earnings. FARO has a $0.5 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $0.05 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million. FARO does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2003 forward and at the state level subject to a three to five year statute of limitations. The Company’s tax returns are currently under examination by taxing authorities in Germany for the years 2001 through 2003.

The tax provision for the three months ended March 31, 2007 increased from the tax provision for the three months ended April 1, 2006, principally due to an increase in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $6.9 million and $6.3 million at March 31, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.0 million and $4.4 million at March 31, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 20.5% for the three months ended March 31, 2007 from 18.0% in the prior year period as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates the effective tax rate will approximate 18%-20% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2006 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, in the three month period ended March 31, 2007, and $0.4 million, or $0.03 per share, in the three month period ended April 1, 2006.

The Company received confirmation of a tax holiday during the third quarter of 2006 for its operations in Singapore for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $.02 per share, during the three month period ended March 31, 2007, and $0.05 million, or $0.00 per share, in the three months ended April 1, 2006.

NOTE M – SEGMENT REPORTING

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Americas Region
Net sales to external customers	$19,203	$12,871
Operating income	1,093	(3,246)
Long-lived assets	12,231	11,960
Capital expenditures	483	224
Total assets	$69,624	$60,763

Europe/Africa Region
Net sales to external customers	$14,980	$12,488
Operating income	1,158	1,787
Long-lived assets	16,545	15,034
Capital expenditures	177	318
Total assets	$56,961	$43,682

Asia Pacific Region
Net sales to external customers	$6,106	$6,697
Operating income	1,195	1,533
Long-lived assets	1,609	1,886
Capital expenditures	87	235
Total assets	$18,836	$15,458

Totals
Net sales to external customers	$40,289	$32,056
Operating income	3,446	74
Long-lived assets	30,385	28,880
Capital expenditures	747	777
Total assets	$145,421	$119,903

NOTE N – OTHER COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended
(in thousands, except per share data)	Mar 31, 2007	Apr 1, 2006
Net income	$3,198	$496
Other Comprehensive Income (Loss):
Currency translation adjustments	389	475

Comprehensive Income	$3,587	$971

NOTE O – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business, including leases with related parties, which expire on or before 2011. Total obligations under these leases are approximately $3.0 million for 2007.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 31, 2007, the Company does not have any long-term commitments for purchases.

Patent Litigation – On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against the Company in the Federal District Court for the Southern District of California alleging that certain of its products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent).

On November 6, 2006, a jury trial was held on the issue of patent infringement, willful infringement, damages and patent validity. After several weeks of trial, the jury could not agree on the issue of patent infringement and a mistrial was declared on December 7, 2006. The jury’s verdict sustaining the validity of the asserted patent was entered. On December 8, 2006, however, the Patent Office issued an Office Action rejecting all of the asserted patent claims in a patent reexamination proceeding, as set forth below. The Court set a new trial date for April 3, 2007.

In addition, FARO filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO sustained the ‘148 patent in the first reexamination proceeding. On December 6, 2006, the PTO issued an Office Action in the second reexamination proceeding rejecting the asserted claims 1 through 3 of the ‘148 patent, and other claims, as being unpatentable based on prior art. On February 12, 2007, the patentee filed a response to the Office Action. The PTO has not yet ruled on this response.

In addition to the above referenced litigation, FARO commenced certain actions for patent infringement against Romer, Inc., a subsidiary of Hexagon, in the U.S District Court in Florida for infringement of U.S. Patent No. 6,965,843 (the “’843 patent”) and U.S. Patent No. 7,050,930 (the “’930 patent”) concerning certain internal wiring features. Faro further sued Romer in a second action in the U.S. District Court in Florida for infringement of U.S. Patent No. 5,402,582 (the “’582 patent”) concerning certain EEprom features. FARO also sued Romer in a third action in the United States District Court in Florida for false advertising concerning the accuracy of its products.

On March 26, 2007, the Company and Hexagon entered into a settlement agreement concerning all outstanding disputes between them. Under the terms of the settlement, the patent suits pending in California concerning the “’148 patent”, the two patent suits pending in Florida concerning the ‘843 patent, the ‘930 patent and the ‘582 patent, and the false advertising suit pending in Florida were dismissed. In settling the disputes, neither party admitted any wrongdoing or liability to the other. The settlement did not require the payment of any money by either party.

Securities Litigation – On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”). On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (“Kornitzer”) was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants (the “Amended Complaint”). The Amended Complaint also named Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

On July 31, 2006, the Company filed a Motion to Dismiss the Amended Complaint. On February 3, 2007, the Court dismissed the Amended Complaint, without prejudice. As to the Company and the individual defendants, the Court’s decision primarily was based on its findings that the Amended Complaint failed to adequately allege: (i) scienter (i.e., intentionally fraudulent or severely reckless conduct) with respect to certain claims; and (ii) that certain supposed misrepresentations or omissions actually caused economic loss. The Court granted Kornitzer leave to file a Second Amended Complaint by February 22, 2007.

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. The Company intends to file a motion to dismiss the Second Amended Complaint in May 2007.

The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. The Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice – As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.1 million in fiscal 2006 and for the three months ended March 31, 2007, respectively, relating to its internal investigation of the FCPA matter.

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

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•

Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implemented additional training on FCPA and other matters for employees and a confidential compliance reporting system.

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

NOTE P – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of March 31, 2007, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2006 Annual Report, Form 10-K, for the year ended December 31, 2006.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made "forward-looking statements" in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as "may," "will," "believe," "plan," "should," "could," "seek," "expect," "anticipate," "intend," "estimate," "goal," "objective," "project," "forecast," "target" and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include, among others, and those elsewhere in this report and the following:

•	our inability to further penetrate our customer base;

•	development by others of new or improved products, processes or technologies that make our products obsolete or less competitive;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	our inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and the financial condition of our customers;

•	the fact that the market potential for the CAM2 market and the potential adoption rate for our products are difficult to quantify and predict;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries;

•

fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of our manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product, marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) our success in expanding our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, and (xx) other factors noted herein;

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

•	unforeseen developments in our Foreign Corrupt Practices Act matter or in complying with the FCPA in the future;

•	higher than expected increases in expenses relating to our Asia Pacific expansion or our Singapore manufacturing facility;

•	the loss of our Chief Executive Officer, our Chief Technology Officer, our Chief Financial Officer, or other key personnel;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage our growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Scanner LS, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of May 2007, our products have been purchased by approximately 6,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company continues to pursue international markets. It established sales offices in France and Germany in 1996, Great Britain in 1997, Japan and Spain in 2000, Italy in 2001, and China in 2003. It opened sales offices in South Korea and India in 2004. The Company established sales offices in Poland, Netherlands, Malaysia, Vietnam, and Singapore in 2005 and added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2006 the Company closed its South Korean office and established a third party distributor relationship for serving that market, and in December 2006, the Company established a sales office in

Thailand. In 2003 the Company began to manage and report its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2007, 47.7% of the Company’s sales were in the Americas compared to 40.2% in the first three months of 2006, 37.2% were in the Europe/Africa region compared to 39.0% in the first quarter of 2006 and 15.1% were in the Asia/Pacific region, compared to 20.9% in the same prior year period (see also Note M- Segment Reporting, to the financial statements above).

The Company derives its revenues primarily from the sale of its Faro Arm, Faro Scan Arm, Faro Gage, Faro Laser Tracker and Faro Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to the Company’s products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company manufactures its Faro Arm, Faro Gage, and Faro Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa and Asia/Pacific regions and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its Faro Arm, Faro Gage, and Faro Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its Faro Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its growth through 2007.

The Company has had nineteen consecutive profitable quarters through March 31, 2007. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the Faro Gage and Laser Scanner; and the effect of acquisitions.

The Company reports both sales and new orders in its quarterly earnings releases. In the first quarter of 2007 new order bookings increased $5.1 million, or 15.4%, to $38.2 million from $33.1 million in the prior year period. New orders increased $3.5 million, or 25.5%, in the Americas to $17.2 million, from $13.7 million in the prior year period. New orders increased $1.9 million, or 14.3% to $15.2 million in Europe/Africa from $13.3 in the first quarter of 2006. In Asia/Pacific new orders decreased $0.3 million, or 4.9% to $5.8 million, from $6.1 million in the first quarter of 2006.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2006 or the three months ended March 31, 2007.

The Company’s effective tax rate increased to 20.5% for the three months ended March 31, 2007 from 18.0% in the prior year period. The Company currently estimates that its effective tax rate will approximate 18% to 20% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

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

The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.1 million in 2006 and for the three months ended March 31, 2007, respectively, relating to the FCPA matter.

The Company has terminated certain personnel in the Asia-Pacific Region and has re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. Additionally, the Company is instituting the following remedial measures:

•

Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•

Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implemented additional training on FCPA and other matters for employees and a confidential compliance reporting system.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company has filed the appropriate payroll tax returns and remitted the deficiency.

The Company is currently involved in a class action securities fraud lawsuit. (See Part II. OTHER INFORMATION: Item 1. Legal Proceedings). Neither the ultimate outcome of any of these actions, nor the potential impact on the Company’s business, financial condition, or reported results of operations in any future period can be predicted.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended April 1, 2006

Sales increased by $8.2 million or 25.5% to $40.3 million in the three months ended March 31, 2007 from $32.1 million for the three months ended April 1, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $6.3 million or 48.8% to $19.2 million for the three months ended March 31, 2007 from $12.9 million in the three months ended April 1, 2006. Sales in the Europe/Africa region increased $2.5 million or 20.0%, to $15.0 million for the three months ended March 31, 2007 from $12.5 million in the three months ended April 1, 2006. Sales in the Asia/Pacific region decreased $0.6 million or 9.0% to $6.1 million for the three months ended March 31, 2007 from $6.7 million in the three months ended April 1, 2006.

Gross profit increased by $5.0 million or 26.6% to $23.8 million for the three months ended March 31, 2007 from $18.8 million for the three months ended April 1, 2006. Gross margin increased to 59.2% for the three months ended March 31, 2007 from 58.8% for the three months ended April 1, 2006. The increase in gross margin is primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a lower than average cost of sales.

Selling expenses increased by $2.0 million or 19.4% to $12.3 million for the three months ended March 31, 2007 from $10.3 million for three months ended April 1, 2006. This increase was primarily due to an increase in commission and compensation expense of $1.2 million, and higher marketing and advertising costs of $0.6 million. Worldwide sales and marketing headcount decreased by 1, to 281 from 282 between April 1, 2006 and March 31, 2007. Regionally, the Company’s sales and marketing headcount increased by 3 or 3.4% in the Americas, to 91 from 88; increased by 6 or 5.2% in Europe/Africa, to 122 from 116; and decreased by 10 or 12.8% in Asia/Pacific, to 68 from 78 between April 1, 2006 and March 31, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses decreased to 30.5% of sales in the three months ended March 31, 2007 from 32.0% in the three months ended April 1, 2006. Regionally, selling expenses were 25.9% of sales in the Americas for the quarter, compared to 28.9% of sales in the year-ago quarter, 35.8% of sales for Europe/Africa compared to 31.3% of sales and 32.2% of sales compared to 41.0% of sales for Asia/Pacific.

General and administrative expenses decreased by $0.6 million or 10.7%, to $5.0 million for the three months ended March 31, 2007 from $5.6 million for the three months ended April 1, 2006. General and administrative expenses as a percentage of sales decreased to 12.5% for the three months ended March 31, 2007 from 17.6% for the three months ended April 1, 2006 due to a decrease in professional and legal fees of $1.0 million related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by the Company’s Chinese subsidiary and the patent litigation, offset by an increase in compensation expense and travel related expenses.

Depreciation and amortization expenses increased by $0.1 million to $1.1 million for the three months ended March 31, 2007 from $1.0 million for the three months ended April 1, 2006 as a result of the acquisition of new equipment and intangible assets.

Research and development expenses increased slightly to $2.0 million for the three months ended March 31, 2007 from $1.9 million for the three months ended April 1, 2006 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales decreased to 4.9% for the three months ended March 31, 2007 from 5.8% for the three months ended April 1, 2006.

Interest income, net increased by $0.1 million to $0.26 million for the three months ended March 31, 2007 from $0.16 million for the three months ended April 1, 2006, due to an increase in interest rates.

Other (income) expense, net decreased by $0.05 million to $0.33 million of income for the three months ended March 31, 2007, from income of $0.38 million for the three months ended April 1, 2006, primarily as a result of lower foreign exchange transaction gains.

Income tax expense increased by $0.7 million to $0.8 million for the three months ended March 31, 2007 from $0.1 million for the three months ended April 1, 2006. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $6.9 million and $6.3 million at March 31, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.0 million and $4.4 million at March 31, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 20.5% for the three months ended March 31, 2007 from 18.0% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 20% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $2.7 million to $3.2 million for the three months ended March 31, 2007 from $0.5 million for the three months ended April 1, 2006 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.5 million), an its 2003 private placement of its common stock with various institutional investors (approximately $24.9 million).

Cash and cash equivalents increased by $1.6 million to $17.3 million at March 31, 2007 from $15.7 million at December 31, 2006. The increase was primarily attributable to net cash provided by operating activities of $0.4 million, proceeds of $1.2 million from the issuance of common stock related to the exercise of stock options and $1.4 million of related income tax benefit, partially offset by purchases of equipment and intangible assets of $0.8 million, and $0.6 million related to the effects of foreign exchange rate changes on cash. In addition, the Company had short term investments of $15.8 million at March 31, 2007 and December 31, 2006.

The Company believes that its working capital, together with anticipated cash flow from its operations, its credit facility and previously announced shelf registration will be sufficient to fund its long-term liquidity requirements.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date the Company has not raised any capital under this Form S-3 Registration Statement. The Company must file in a timely manner all reports under the Securities and Exchange Act of 1934 (with certain exceptions) with the SEC for a period of 12 months in order to be able to use its S-3 registration statement. Because the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first quarter ended April 1, 2006 were not timely filed, the Company is not eligible to use its Form S-3 registration statement. As a result, the Company would be required to use a Form S-1 registration statement if it were to raise equity or debt in the public markets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of March 31, 2007, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60,

“Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on the Company’s operations and financial position.

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

Revenue Recognition – Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized on an accrual basis based on historical data.

The Reserve for Excess and Obsolete Inventory – Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

Income Taxes – The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two year period, and tax planning strategies that its might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share for the three months ended March 31, 2007, and $0.4 million, or $0.03 per share for the three months ended April 1, 2006.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share for the three months ended March 31, 2007, and $0.05 million, or $0.00 per share for the three months ended April 1, 2006.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.

The Reserve For Warranties – The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products which may result in unforeseen issues that may increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

Transactions with Related and Other Parties

The Company leases its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company's Chairman, and Diana Raab, his spouse. The prior lease expired on February 28, 2006, and the Company executed a new Lease Agreement on August 8, 2006 with Xenon Research. The term of the lease commenced as of July 1, 2006 and expires on July 1, 2011. The Lease will be automatically renewed for one successive five-year term unless the Company provides Xenon Research with written notice of non-renewal at least 90 days prior to the end of the term. The Company also has a one-time right to terminate the lease after three years (from July 1, 2006) upon written notice delivered to the Landlord one year prior to the date upon which the Company wishes to terminate the lease. The Company’s independent directors negotiated and approved the Lease on behalf of the Company. In that process, the independent directors consulted with a real estate broker to verify that the Lease rate and terms were competitive and at market.

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 52% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the caption “Foreign Exchange Exposure”, above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

As previously disclosed, during the December 31, 2006, year end closing process, the external auditors identified invoices containing delivery terms of FOB Destination which were not delivered to the customer by December 31, 2006. The Company’s terms and conditions of sale generally specify FOB Origin. There were two review controls intended to ensure all customer purchase orders conform to Company policies. These controls failed to operate effectively, for the year ended December 31, 2006, in identifying the delivery terms containing FOB Destination.

As a result of those findings, management undertook the following actions to address the control deficiencies:

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

The changes in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended March 31, 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation— On November 25, 2003, Cimcore-Romer (now a division of Hexagon) filed a patent infringement suit against the Company in the Federal District Court for the Southern District of California alleging that certain of its products sold in the United States, including the FARO Arm, infringe U.S. Patent 5,829,148 ('148 patent).

On November 6, 2006, a jury trial was held on the issue of patent infringement, willful infringement, damages and patent validity. After several weeks of trial, the jury could not agree on the issue of patent infringement and a mistrial was declared on December 7, 2006. The jury’s verdict sustaining the validity of the asserted patent was entered. On December 8, 2006, however, the Patent Office issued an Office Action rejecting all of the asserted patent claims in a patent reexamination proceeding, as set forth below. The Court set a new trial date for April 3, 2007.

In addition, Faro filed two separate requests for reexamination in the U.S. Patent and Trademark Office ("PTO") of the ‘148 Patent, both of which requests were granted. The PTO sustained the ‘148 patent in the first reexamination proceeding. On December 6, 2006, the PTO issued an Office Action in the second reexamination proceeding rejecting the asserted claims 1 through 3 of the ‘148 patent, and other claims, as being unpatentable based on prior art. On February 12, 2007, the patentee filed a response to the office action. The PTO has not yet ruled on this response.

In addition to the above referenced litigation, Faro commenced certain actions for patent infringement against Romer, Inc., a subsidiary of Hexagon, in the U.S District Court in Florida for infringement of U.S. Patent No. 6,965,843 (the “’843 patent”) and U.S. Patent No. 7,050,930 (the “’930 patent”) concerning certain internal wiring features. Faro further sued Romer in a second action in the U.S. District Court in Florida for infringement of U.S. Patent No. 5,402,582 (the “’582 patent”) concerning certain EEprom features. Faro also sued Romer in a third action in the United States District Court in Florida for false advertising concerning the accuracy of its products.

On March 26, 2007, the Company and Hexagon entered into a settlement agreement concerning all outstanding disputes between them. Under the terms of the settlement, the patent suits pending in California concerning the “’148 patent”, the two patent suits pending in Florida concerning the ‘843 patent, the ‘930 patent and the ‘582 patent, and the false advertising suit pending in Florida were dismissed. In settling the disputes, neither party admitted any wrongdoing or liability to the other. The settlement did not require the payment of any money by either party.

Securities Litigation – On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”). On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (“Kornitzer”) was appointed as the lead plaintiff. On May 16, 2006, Kornitzer filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants (the “Amended Complaint”). The Amended Complaint also named Grant Thornton LLP, the Company’s independent registered public accounting firm, as an additional defendant.

On July 31, 2006, the Company filed a Motion to Dismiss the Amended Complaint. On February 3, 2007, the Court dismissed the Amended Complaint, without prejudice. As to the Company and the individual defendants, the Court’s decision primarily was based on its findings that the Amended Complaint failed to adequately allege: (i) scienter (i.e., intentionally fraudulent or severely reckless conduct) with respect to certain claims; and (ii) that certain supposed misrepresentations or omissions actually caused economic loss. The Court granted Kornitzer leave to file a Second Amended Complaint by February 22, 2007.

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. The Company intends to file a motion to dismiss the Second Amended Complaint in May 2007.

The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. The Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice – As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The internal investigation into this matter has been completed. The company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.1 million in 2006 and for the three months ended March 31, 2007, relating to its internal investigation of the FCPA matter.

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

•	Reviewing third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performing due diligence on all third party distributors and implementing a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

•

Implemented a quarterly internal certification process to confirm adherence to company policy and all applicable laws and regulations that will include all regional leadership, country management and other sales management.

•	Implemented additional training on FCPA and other matters for employees and a confidential compliance reporting system.

During the Company’s internal investigation of its business practices in China, it became aware that income taxes related to certain commissions and bonus payments to its employees had not been properly reported. The Company have filed the appropriate payroll tax returns and remitted the deficiency.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to us, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2006 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 8, 2007	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)