Form 10-Q
period 2007-06-30
FARO TECHNOLOGIES INC
filed 2007-08-03
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,937,123 shares of the registrant’s common stock as of August 1, 2007.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$19,213	$15,689
Short-term investments	21,021	15,790
Accounts receivable, net	44,959	42,706
Inventories	22,318	23,429
Deferred income taxes, net	2,070	1,845
Prepaid expenses and other current assets	6,197	3,222

Total current assets	115,778	102,681

Property and Equipment:
Machinery and equipment	11,540	9,131
Furniture and fixtures	4,347	3,988
Leasehold improvements	2,770	2,615

Property and equipment at cost	18,657	15,734
Less: accumulated depreciation and amortization	(11,790)	(8,889)

Property and equipment, net	6,867	6,845

Goodwill	17,953	17,266
Intangible assets, net	5,857	6,221
Service Inventory	9,558	7,278
Deferred income taxes, net	4,016	3,985

Total Assets	$160,029	$144,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,571	$11,182
Accrued liabilities	10,173	10,379
Income taxes payable	944	2,151
Current portion of unearned service revenues	6,185	4,569
Customer deposits	322	618
Current portion of long-term debt and obligations under capital leases	77	90

Total current liabilities	27,272	28,989
Unearned service revenues - less current portion	4,465	2,917
Deferred tax liability, net	1,229	1,200
Long-term debt and obligations under capital leases - less current portion	78	115

Total Liabilities	33,044	33,221

Commitments and contingencies - See Note N
Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 14,937,123 and 14,586,402 issued; 14,829,163 and 14,464,715 outstanding, respectively	15	14
Additional paid-in-capital	91,789	85,160
Retained earnings	34,437	25,452
Accumulated other comprehensive income	895	580
Common stock in treasury, at cost - 40,000 shares	(151)	(151)

Total Shareholders’ Equity	126,985	111,055

Total Liabilities and Shareholders’ Equity	$160,029	$144,276

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
SALES	$47,579	$38,042	$87,868	$70,098
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	18,355	15,480	34,808	28,701

GROSS PROFIT	29,224	22,562	53,060	41,397

OPERATING EXPENSES:
Selling	14,022	11,610	26,326	21,861
General and administrative	5,495	7,130	10,518	12,777
Depreciation and amortization	951	1,062	2,042	2,073
Research and development	2,276	1,797	4,248	3,649

Total operating expenses	22,744	21,599	43,134	40,360

INCOME FROM OPERATIONS	6,480	963	9,926	1,037

OTHER (INCOME) EXPENSE
Interest (income)	(336)	(169)	(592)	(327)
Other (income) expense, net	(382)	88	(707)	(287)
Interest expense	2	4	4	6

INCOME BEFORE INCOME TAX	7,196	1,040	11,221	1,645

INCOME TAX EXPENSE	1,410	187	2,237	296

NET INCOME	$5,786	$853	$8,984	$1,349

NET INCOME PER SHARE - BASIC	$0.39	$0.06	$0.61	$0.09

NET INCOME PER SHARE - DILUTED	$0.39	$0.06	$0.60	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	Jun 30, 2007	Jul 1, 2006
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$8,984	$1,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,042	2,073
Amortization of stock options and restricted stock units	573	148
Provision for bad debts	28	125
Deferred income tax benefit	(188)	(736)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(1,769)	(4,757)
Inventories	(784)	2,220
Prepaid expenses and other current assets	(659)	(743)
Income tax benefit from exercise of stock options	(2,260)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,703)	(2,444)
Income taxes payable	(1,163)	726
Customer deposits	(270)	82
Unearned service revenues	3,270	1,598

Net cash provided by (used in) operating activities	6,101	(359)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,345)	(2,122)
Payments for intangible assets	(148)	(589)
(Purchases of) proceeds from short-term investments	(5,230)	700

Net cash used in investing activities	(6,723)	(2,011)

FINANCING ACTIVITIES:
Payments of capital leases	(55)	(107)
Income tax benefit from exercise of stock options	2,260	—
Proceeds from issuance of stock, net	3,356	1

Net cash provided by (used in) financing activities	5,561	(106)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,415)	115

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,524	(2,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,689	9,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,213	$6,917

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2007 and July 1, 2006

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE D – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 159 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which the Company chooses to elect to measure eligible items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

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

NOTE E – STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, which is generally three years. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application transition method. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. In order to determine the fair value of restricted stock awards the Company uses the closing market price of its common stock on the date of grant.

In accordance with the provisions of SFAS No. 123R, the Company recorded total share-based compensation expense of $573 and $114 for the six months ended June 30, 2007 and July 1, 2006, respectively, and $374 and $19 for the three months ended June 30, 2007 and July 1, 2006, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Yrs)	Aggregate Intrinsic Value as of June 30, 2007
Outstanding at beginning of year	1,058,440	$16.04
Granted	199,445	24.87
Forfeited	(10,064)	17.55
Exercised	(337,281)	9.95

Outstanding at June 30, 2007	910,540	$20.19	7.54	$10,628

The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2007 was $11.48 per option. There were no stock options granted during the six months ended July 1, 2006. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and July 1, 2006 was $6.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and July 1, 2006 was $2.3 million and $0.1 million, respectively. The fair value of stock options vested during the three and six months ended June 30, 2007 and July 1, 2006 was $0.03 million and $0.03 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding at June 30, 2007			Options Exercisable at June 30, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Yrs)	Number of Shares	Weighted Average Exercise Price
Up to $1.50	6,168	$1.50	4.34	6,168	$1.50
$1.51 - $3.00	75,179	2.28	4.64	75,179	2.28
$3.01 - $10.00	15,000	4.25	5.06	15,000	4.25
$10.01 - $20.00	311,153	18.96	7.31	293,653	19.21
Over $20.00	503,040	24.33	8.24	309,395	24.00

	910,540	$20.19	7.54	699,395	$19.03

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the six months ended June 30, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at beginning of year	40,524	$19.95
Granted	24,190	27.94
Forfeited	—	—
Vested	(3,333)	28.35

Non-vested at June 30, 2007	61,381	$23.30

The Company used the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended June 30, 2007 and July 1, 2006, using the following assumptions:

	Six months ended June 30, 2007	Six months ended July 1, 2006
Risk-free interest rate	4.50%	5.00%
Expected dividend yield	—	—
Expected option life	4.0 years	4.0 years
Stock price volatility	60.1% and 62.8%	63.2%

As of June 30, 2007, there was $3.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.7 years.

NOTE F – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	Jun 30, 2007	Jul 1, 2006
Cash paid for interest	$4	$6
Cash paid for income taxes	2,922	606
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	430	349
Purchase price adjustment for tax effects of acquisition of iQvolution	—	1,506
Capital lease obligations	155	83

NOTE G – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Jun 30, 2007	As of Dec 31, 2006
Accounts receivable	$45,402	$43,164
Allowance for doubtful accounts	(443)	(458)

Total	$44,959	$42,706

NOTE H – INVENTORIES

Inventories consist of the following:

	As of Jun 30, 2007	As of Dec 31, 2006
Raw materials	$8,808	$9,754
Finished goods	2,414	2,160
Sales demonstration inventory	12,315	11,919
Reserve for excess and obsolete	(1,219)	(404)

Inventory	22,318	23,429

Service inventory	9,558	7,278

Total	$31,876	$30,707

NOTE I – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	14,712,677	$0.39	14,303,013	$0.06	14,660,993	$0.61	14,312,369	$0.09
Effect of dilutive securities	267,842	—	188,187	—	216,643	(0.01)	191,509	—

Diluted EPS	14,980,519	$0.39	14,491,200	$0.06	14,877,636	$0.60	14,503,878	$0.09

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of Jun 30, 2007	As of Dec 31, 2006
Accrued compensation and benefits	$6,933	$7,195
Accrued warranties	1,508	1,369
Professional and legal fees	761	972
Other accrued liabilities	971	843

	$10,173	$10,379

Activity related to accrued warranties was as follows:

	Six Months Ended
	Jun 30, 2007	Jul 1, 2006
Beginning Balance	$1,369	$861
Provision for warranty expense	358	353
Warranty expired	(219)	(189)

Ending Balance	$1,508	$1,025

NOTE K – INCOME TAXES

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

The tax provision for the six months ended June 30, 2007 increased from the tax provision for the six months ended July 1, 2006, principally due to an increase in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.3 million and $6.3 million at June 30, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.5 million and $4.4 million at June 30, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 19.9% for the six months ended June 30, 2007 from 18.0% in the prior year period as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates the effective tax rate will approximate 18%-22% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2006 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.0 million, or $0.07 per share, in the six month period ended June 30, 2007, and $0.6 million, or $0.04 per share, in the six month period ended July 1, 2006.

The Company received confirmation of a tax holiday during the third quarter of 2006 for its operations in Singapore for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.06 per share, during the six month period ended June 30, 2007, and $0.2 million, or $0.01 per share, in the six months ended July 1, 2006.

NOTE L – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. The company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Americas Region
Net sales to external customers	$19,836	$16,540	$39,039	$29,411
Operating income	1,093	(2,372)	2,186	(5,618)
Long-lived assets	12,217	12,454	12,217	12,454
Capital expenditures	327	766	810	990
Total assets	76,322	62,063	$76,322	$62,063

Europe/Africa Region
Net sales to external customers	$19,115	$15,140	$34,095	$27,628
Operating income	2,769	2,048	3,927	3,835
Long-lived assets	16,898	15,966	16,898	15,966
Capital expenditures	242	420	419	738
Total assets	62,108	50,097	$62,108	$50,097

Asia Pacific Region
Net sales to external customers	$8,628	$6,362	$14,734	$13,059
Operating income	2,618	1,287	3,813	2,820
Long-lived assets	1,562	1,784	1,562	1,784
Capital expenditures	77	168	164	403
Total assets	21,599	16,314	$21,599	$16,314

Totals
Net sales to external customers	$47,579	$38,042	$87,868	$70,098
Operating income	6,480	963	9,926	1,037
Long-lived assets	30,677	30,204	30,677	30,204
Capital expenditures	646	1,354	1,393	2,131
Total assets	$160,029	$128,474	$160,029	$128,474

NOTE M – OTHER COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Six Months Ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
NET INCOME	$5,786	$853	$8,984	$1,349
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	(72)	1,756	315	2,231

COMPREHENSIVE INCOME	$5,714	$2,609	$9,299	$3,580

NOTE N – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business which expire on or before 2011. Total obligations under these leases are approximately $3.0 million for 2007.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 30, 2007, the Company does not have any long-term commitments for purchases.

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

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. On May 11, 2007, the Company filed a motion to dismiss the Second Amended Complaint. The motion to dismiss is fully briefed, and the Company is awaiting a decision on the motion.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.2 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.4 million in fiscal 2006 and for the six months ended June 30, 2007, respectively, relating to its internal investigation of the FCPA matter.

The Company terminated certain personnel in the Asia-Pacific region and re-assigned the duties of other personnel in both the Asia-Pacific region and the U.S. as a result of the internal investigation. The Company instituted the following remedial measures:

•

Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewed third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performed due diligence on all third party distributors and implemented a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia-Pacific region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

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

NOTE O – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of June 30, 2007, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time.

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

•	unforeseen developments in our Foreign Corrupt Practices Act matter or in complying with the FCPA in the future, including any civil or criminal sanctions or other actions by the SEC or DOJ;

•	higher than expected increases in expenses relating to our Asia Pacific expansion or our Singapore manufacturing facility;

•	the loss of our Chief Executive Officer, our Chief Technology Officer, our Chief Financial Officer, or other key personnel;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage our growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Scanner LS, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of July 2007, our products have been purchased by approximately 6,700 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company operates in international markets throughout the world. It maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, China, India, Poland, Netherlands, Malaysia and Vietnam. The Company added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2006 the Company closed its South Korean office and established a third party distributor relationship for serving that market, and in December 2006, the Company established a sales office in Thailand. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia-Pacific. In the first six months of 2007, 44.4% of the Company’s sales were in the Americas compared to 42.0% in the first six months of 2006,

38.8% were in the Europe/Africa region compared to 39.4% in the first half of 2006 and 16.8% were in the Asia-Pacific region, compared to 18.6% in the same prior year period (see also Note L- Segment Reporting, to the financial statements above).

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

The Company manufactures its Faro Arm, FARO Gage, and FARO Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa and Asia-Pacific regions and in its manufacturing facility located in Singapore for customer orders from the Asia-Pacific region. The Company manufactures its Faro Arm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its Faro Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its growth through 2007.

The Company has had twenty consecutive profitable quarters through June 30, 2007. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions.

In the second quarter of 2007 new order bookings increased $9.6 million, or 23.5%, to $50.4 million from $40.8 million in the prior year period. New orders increased $2.7 million, or 15.2%, in the Americas to $20.5 million, from $17.8 million in the prior year period. New orders increased $4.5 million, or 27.8% to $20.7 million in Europe/Africa from $16.2 in the second quarter of 2006. In Asia-Pacific new orders increased $2.4 million, or 35.3% to $9.2 million, from $6.8 million in the second quarter of 2006.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see “Foreign Exchange Exposure” below). However, it does not regularly use such instruments, and none were utilized in 2006 or the six months ended June 30, 2007.

The Company’s effective tax rate increased to 19.9% for the six months ended June 30, 2007 from 18.0% in the prior year period. The Company currently estimates that its effective tax rate will approximate 18% to 22% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including minimum employment, spending and capital investment levels.

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

The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs. Based on current information, it is not possible to predict at this time when the SEC or DOJ investigations will be resolved, what the outcome will be, what sanctions, if any, will be imposed, or the effect that such matters may ultimately have on the Company or its consolidated financial statements. Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.2 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.4 million in 2006 and for the six months ended June 30, 2007, respectively, relating to the FCPA matter.

The Company terminated certain personnel in the Asia-Pacific region and re-assigned the duties of other personnel in both the Asia-Pacific region and the U.S. as a result of the internal investigation. Additionally, the Company instituted the following remedial measures:

•

Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewed third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performed due diligence on all third party distributors and implemented a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia-Pacific region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended July 1, 2006

Sales increased by $9.6 million or 25.3% to $47.6 million in the three months ended June 30, 2007 from $38.0 million for the three months ended July 1, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $3.4 million or 20.6% to $19.9 million for the three months ended June 30, 2007 from $16.5 million in the three months ended July 1, 2006. Sales in the Europe/Africa region increased $4.0 million or 26.5%, to $19.1 million for the three months ended June 30, 2007 from $15.1 million in the three months ended July 1, 2006. Sales in the Asia-Pacific region increased $2.2 million or 34.4% to $8.6 million for the three months ended June 30, 2007 from $6.4 million in the three months ended July 1, 2006.

Gross profit increased by $6.6 million or 29.2% to $29.2 million for the three months ended June 30, 2007 from $22.6 million for the three months ended July 1, 2006. Gross margin increased to 61.3% for the three months ended June 30, 2007 from 59.3% for the three months ended July 1, 2006. The increase in gross margin was primarily due to an increase in unit sales in product lines with lower unit costs than in the prior period as a result of continuing productivity improvements.

Selling expenses increased by $2.4 million or 20.7% to $14.0 million for the three months ended June 30, 2007 from $11.6 million for three months ended July 1, 2006. This increase was primarily due to an increase in commission and compensation expense of $1.3 million, an increase marketing and advertising costs of $0.5 million and an increase in recruiting and hiring expense of $0.2 million. Worldwide sales and marketing headcount increased by 41, to 306 from 265 between July 1, 2006 and June 30, 2007. Regionally, the Company’s sales and marketing headcount increased by 13 or 15.3% in the Americas, to 98 from 85; increased by 11 or 9.5% in Europe/Africa, to 127 from 116; and increased by 17 or 26.6% in Asia-Pacific, to 81 from 64 between July 1, 2006 and June 30, 2007. The Company intends to continue to selectively increase its sales and marketing headcount to meet selected market opportunities. As a percentage of sales, selling expenses decreased to 29.4% of sales in the three months ended June 30, 2007 from 30.5% in the three months ended July 1, 2006. Regionally, selling expenses were 24.7% of sales in the Americas for the quarter, compared to 28.2% of sales in the year-ago quarter, 34.4% of sales for Europe/Africa compared to 32.5% of sales in the year-ago quarter and 29.1% of sales compared to 31.7% of sales in the year-ago quarter for Asia-Pacific.

General and administrative expenses decreased by $1.6 million or 22.5%, to $5.5 million for the three months ended June 30, 2007 from $7.1 million for the three months ended July 1, 2006. General and administrative expenses as a percentage of sales decreased to 11.6% for the three months ended June 30, 2007 from 18.7% for the three months ended July 1, 2006 due to a decrease in professional and legal fees of $2.1 million related to the Company’s investigation of possible violations of the FCPA by the Company’s Chinese subsidiary and the patent litigation, offset by an increase in compensation expense primarily related to stock option grants and travel related expenses.

Depreciation and amortization expenses decreased by $0.1 million to $1.0 million for the three months ended June 30, 2007 from $1.1 million for the three months ended July 1, 2006 as a result of a decrease in purchases of property and equipment.

Research and development expenses increased to $2.3 million for the three months ended June 30, 2007 from $1.8 million for the three months ended July 1, 2006 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 4.8% for the three months ended June 30, 2007 from 4.7% for the three months ended July 1, 2006.

Interest income, net increased by $0.17 million to $0.34 million for the three months ended June 30, 2007 from $0.17 million for the three months ended July 1, 2006, due to an increase in short term investments and an increase in interest rates.

Other (income) expense, net increased by $0.47 million to $0.38 million of income for the three months ended June 30, 2007, from expense of $0.09 million for the three months ended July 1, 2006, primarily as a result of an increase in foreign exchange transaction gains.

Income tax expense increased by $1.2 million to $1.4 million for the three months ended June 30, 2007 from $0.2 million for the three months ended July 1, 2006. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.3 million and $6.3 million at June 30, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.5 million and $4.4 million at June 30, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 19.6% for the three months ended June 30, 2007 from 18.0% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $4.9 million to $5.8 million for the three months ended June 30, 2007 from $0.9 million for the three months ended July 1, 2006 as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to the Six Months Ended July 1, 2006

Sales increased by $17.8 million or 25.4% to $87.9 million in the six months ended June 30, 2007 from $70.1 million for the six months ended July 1, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $9.7 million or 33.0% to $39.1 million for the six months ended June 30, 2007 from $29.4 million in the six months ended July 1, 2006. Sales in the Europe/Africa region increased $6.5 million or 23.6%, to $34.1 million for the six months ended June 30, 2007 from $27.6 million in the six months ended July 1, 2006. Sales in the Asia-Pacific region increased $1.6 million or 12.2% to $14.7 million for the six months ended June 30, 2007 from $13.1 million in the six months ended July 1, 2006.

Gross profit increased by $11.7 million or 28.3% to $53.1 million for the six months ended June 30, 2007 from $41.4 million for the six months ended July 1, 2006. Gross margin increased to 60.4% for the six months ended June 30, 2007 from 59.1% for the six months ended July 1, 2006. The increase in gross margin was primarily due to an increase in unit sales in product lines with lower unit costs than the prior year period as a result of continuing productivity improvements.

Selling expenses increased by $4.4 million or 20.1% to $26.3 million for the six months ended June 30, 2007 from $21.9 million for six months ended July 1, 2006. This increase was primarily due to an increase in commission and compensation expense of $2.3 million, an increase in marketing and advertising costs of $0.8 million, an increase in travel expense of $0.4 million and an increase in recruiting and hiring expense of $0.3 million. Worldwide sales and marketing headcount increased by 41, to 306 from 265 between July 1, 2006 and June 30, 2007. Regionally, the Company’s sales and marketing headcount increased by 13 or 15.3% in the Americas, to 98 from 85; increased by 11 or 9.5% in Europe/Africa, to 127 from 116; and increased by 17 or 26.6% in Asia-Pacific, to 81 from 64 between July 1, 2006 and June 30, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses decreased to 29.9% of sales in the six months ended June 30, 2007 from 31.2% in the six months ended July 1, 2006. Regionally, selling expenses were 25.4% of sales in the Americas for the six months ended June 30, 2007, compared to 28.5% of sales in the year-ago period, 34.9% of sales for Europe/Africa compared to 32.0% of sales in the same prior year period and 30.6% of sales compared to 36.0% of sales in the same prior year period for Asia-Pacific.

General and administrative expenses decreased by $2.3 million or 18.0%, to $10.5 million for the six months ended June 30, 2007 from $12.8 million for the six months ended July 1, 2006. General and administrative expenses as a percentage of sales decreased to 11.9% for the six months ended June 30, 2007 from 18.3% for the six months ended July 1, 2006 due to a decrease in professional and legal fees of $3.2 million related to the Company’s investigation of possible violations of the FCPA by the Company’s Chinese subsidiary and the patent litigation, offset by an increase in compensation expense primarily related to stock option grants, and travel related expenses.

Depreciation and amortization expenses decreased by $0.1 million to $2.0 million for the six months ended June 30, 2007 from $2.1 million for the six months ended July 1, 2006 as a result of a decrease in purchases of property and equipment.

Research and development expenses increased to $4.2 million for the six months ended June 30, 2007 from $3.6 million for the six months ended July 1, 2006 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales decreased to 4.8% for the six months ended June 30, 2007 from 5.1% for the six months ended July 1, 2006.

Interest income, net increased by $0.26 million to $0.59 million for the six months ended June 30, 2007 from $0.33 million for the six months ended July 1, 2006, due to an increase in short term investments and an increase in interest rates.

Other (income) expense, net increased by $0.42 million to $0.71 million of income for the six months ended June 30, 2007, from income of $0.29 million for the six months ended July 1, 2006, primarily as a result of an increase in foreign exchange transaction gains.

Income tax expense increased by $1.9 million to $2.2 million for the six months ended June 30, 2007 from $0.3 million for the six months ended July 1, 2006. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.3 million and $6.3 million at June 30, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.5 million and $4.4 million at June 30, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 19.9% for the six months ended June 30, 2007 from 18.0% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $7.7 million to $9.0 million for the six months ended June 30, 2007 from $1.3 million for the six months ended July 1, 2006 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities and from the proceeds of its 1997 initial public offering of common stock (approximately $31.5 million) and its 2003 private placement of its common stock with various institutional investors (approximately $24.9 million).

Cash and cash equivalents increased by $3.5 million to $19.2 million at June 30, 2007 from $15.7 million at December 31, 2006. In addition, the Company increased its short term investments to $21.2 million at June 30, 2007 from $15.8 million at December 31, 2006. The increase was primarily attributable to net cash provided by operating activities of $6.1 million, proceeds of $3.4 million from the issuance of common stock related to the exercise of stock options and $2.3 million of related income tax benefit, partially offset by purchases of equipment and intangible assets of $1.3 million, and $1.4 million related to the effects of foreign exchange rate changes on cash.

The Company believes that its working capital, together with anticipated cash flow from its operations, its credit facility and previously announced shelf registration will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. To date the Company has not raised any capital under this Form S-3 Registration Statement. On July 17, 2007, the Company filed a Post Effective Amendment to its Form S-3 Registration Statement to reflect its return to Form S-3 eligibility and to ensure the incorporation by reference of its most recent periodic reports. The Post-Effective Amendment to the Company’s Form S-3 Registration Statement was declared effective by the SEC on July 31, 2007.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of June 30, 2007, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.0 million, or $0.07 per share, for the three months ended June 30, 2007, and $0.6 million, or $0.04 per share, for the three months ended July 1, 2006.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.06 per share, for the six months ended June 30, 2007, and $0.2 million, or $0.01 per share, for the six months ended July 1, 2006.

The Company is subject to certain terms and conditions, including minimum employment, spending, and capital investment levels in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.

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

Transactions with Related and Other Parties

The Company leased its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company’s Chairman, and Diana Raab, his spouse. On May 22, 2007, Xenon Research sold the property and assigned the lease agreement to an un-related third party.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. During the first half of 2007, approximately 55% of the Company’s revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference herein from the section of this Report in Part I, Item 2, under the caption “Foreign Exchange Exposure”, above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the FCPA, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. On May 11, 2007, the Company filed a motion to dismiss the Second Amended Complaint. The motion to dismiss is fully briefed, and the Company is awaiting a decision on the motion.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in the Company’s statement of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.2 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million and $0.1 million in 2006 and for the three months ended June 30, 2007, relating to its internal investigation of the FCPA matter.

The Company terminated certain personnel in the Asia-Pacific region and re-assigned the duties of other personnel in both the Asia-Pacific region and the U.S. as a result of the internal investigation. The Company instituted the following remedial measures:

•

Contracted with a third party forensics accounting team to conduct an in-depth audit of the operations in China and in other countries in the Asia-Pacific region and to make recommendations for improvement to the internal control systems.

•	Reviewed third party distributor arrangements in an effort to assure that all contracts include adherence to the FCPA.

•	Performed due diligence on all third party distributors and implemented a process to assess potential new distributors.

•	Established an in-house internal audit function including hiring a Director of Internal Audit.

•	Consolidated the human resources, financial accounting and reporting functions for the Asia-Pacific region into the Singapore Operations.

•	Implemented an internal certification process to ascertain whether similar issues may exist elsewhere in the Company.

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

The Company’s Annual Meeting of Shareholders was held on May 15, 2007. At such Meeting, Messrs. John Caldwell and Norman Schipper were elected to serve on the Company’s Board of Directors for a term of three years and Marvin Sambur was elected for a term of one year. The terms of office of Messrs. Jay Freeland, Stephen Cole, Simon Raab, Andre Julien and Hubert d’Amours continued after the meeting. The number of votes cast for, the number of votes withheld, and the number of broker non-votes with respect to the directors elected at the meeting were as follows:

	Votes For	Withheld	Broker Non-Votes
John Caldwell	12,062,482	1,173,824	0
Norman Schipper	12,944,641	291,665	0
Marvin Sambour	13,065,551	170,755	0

Item 5.	Other Information

None.

Item 6.	Exhibits

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 3, 2007	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)