Form 10-Q
period 2007-09-29
FARO TECHNOLOGIES INC
filed 2007-11-02
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,581,893 shares of the registrant’s common stock as of October 25, 2007.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 29, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 29, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$25,409	$15,689
Short-term investments	72,780	15,790
Accounts receivable, net	44,554	42,706
Inventories	26,440	23,429
Deferred income taxes, net	2,695	1,845
Prepaid expenses and other current assets	7,115	3,222

Total current assets	178,993	102,681

Property and Equipment:
Machinery and equipment	12,008	9,131
Furniture and fixtures	4,625	3,988
Leasehold improvements	3,066	2,615

Property and equipment at cost	19,699	15,734
Less: accumulated depreciation and amortization	(12,651)	(8,889)

Property and equipment, net	7,048	6,845

Goodwill	18,510	17,266
Intangible assets, net	5,967	6,221
Service Inventory	10,448	7,278
Deferred income taxes, net	3,648	3,985

Total Assets	$224,614	$144,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,811	$11,182
Accrued liabilities	13,729	10,379
Income taxes payable	1,209	2,151
Current portion of unearned service revenues	6,945	4,569
Customer deposits	252	618
Current portion of long-term debt and obligations under capital leases	54	90

Total current liabilities	32,000	28,989
Unearned service revenues—less current portion	5,123	2,917
Deferred tax liability, net	1,044	1,200
Long-term debt and obligations under capital leases—less current portion	166	115

Total Liabilities	38,333	33,221

Commitments and contingencies—See Note N
Shareholders’ Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 16,689,853 and 14,586,402 issued; 16,621,893 and 14,464,715 outstanding, respectively	17	14
Additional paid-in-capital	147,946	85,160
Retained earnings	35,142	25,452
Accumulated other comprehensive income	3,327	580
Common stock in treasury, at cost—40,000 shares	(151)	(151)

Total Shareholders’ Equity	186,281	111,055

Total Liabilities and Shareholders’ Equity	$224,614	$144,276

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
SALES	$44,521	$38,365	$132,389	$108,463
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	18,065	16,121	52,873	44,822

GROSS PROFIT	26,456	22,244	79,516	63,641

OPERATING EXPENSES:
Selling	13,625	10,597	39,951	32,458
General and administrative	7,978	5,519	18,496	18,296
Depreciation and amortization	971	1,023	3,013	3,096
Research and development	2,881	1,741	7,129	5,390

Total operating expenses	25,455	18,880	68,589	59,240

INCOME FROM OPERATIONS	1,001	3,364	10,927	4,401

OTHER (INCOME) EXPENSE
Interest (income)	(590)	(189)	(1,182)	(516)
Other (income) expense, net	(720)	(153)	(1,427)	(440)
Interest expense	3	3	7	9

INCOME BEFORE INCOME TAX	2,308	3,703	13,529	5,348
INCOME TAX EXPENSE	1,603	514	3,840	810

NET INCOME	$705	$3,189	$9,689	$4,538

NET INCOME PER SHARE—BASIC	$0.04	$0.22	$0.64	$0.32

NET INCOME PER SHARE—DILUTED	$0.04	$0.22	$0.63	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 30, 2006
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$9,689	$4,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013	3,096
Amortization of stock options and restricted stock units	956	151
Provision for bad debts	223
Deferred income tax benefit	(542)	(402)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(218)	(7,146)
Inventories	(4,798)	1,601
Prepaid expenses and other current assets	(695)	(2,117)
Income tax benefit from exercise of stock options	(2,993)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	2,499	(537)
Income taxes payable	(785)	666
Customer deposits	(314)	345
Unearned service revenues	5,064	2,527

Net cash provided by operating activities	11,099	2,722

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,807)	(2,680)
Payments for intangible assets	(264)	(714)
(Purchases of) proceeds from short-term investments	(56,990)	700

Net cash used in investing activities	(59,061)	(2,694)

FINANCING ACTIVITIES:
Payments of capital leases	(60)	(146)
Income tax benefit from exercise of stock options	2,993	—
Proceeds from issuance of stock, net	58,409	—

Net cash provided by (used in) financing activities	61,342	(146)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,660)	(212)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,720	(330)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,689	9,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,409	$8,948

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 29, 2007 and September 30, 2006

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any future period.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company presents sales and other taxes collected from customers on a net basis, accordingly such taxes are not included in revenues and cost of sales.

NOTE E – STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” (“SFAS 123R”) SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employers”, as allowed under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, which is generally three years. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application transition method. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. In order to determine the fair value of restricted stock awards the Company uses the closing market price of its common stock on the date of grant.

In accordance with the provisions of SFAS No. 123R, the Company recorded total share-based compensation expense of $956 and $196 for the nine months ended September 29, 2007 and September 30, 2006, respectively, and $383 and $84 for the three months ended September 29, 2007 and September 30, 2006, respectively.

The following table summarizes the stock option activity for the nine months ended September 29, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Yrs)	Aggregate Intrinsic Value as of September 29, 2007
Outstanding at beginning of year	1,058,440	$16.04
Granted	199,445	24.87
Forfeited	(16,910)	19.84
Exercised	(440,011)	12.20

Outstanding at September 29, 2007	800,964	$20.24	7.34	$16,951

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 29, 2007 was $24.87 per option. There were no stock options granted during the nine months ended September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 29, 2007 and September 30, 2006 was $8.0 million and $0.5 million, respectively. The total intrinsic value of stock options exercised during the three months ended September 29, 2007 and September 30, 2006 was $2.0 million and $0.3 million, respectively. The fair value of stock options vested during the three months ended September 29, 2007 and September 30, 2006 was $0.05 million and $0.0 million, respectively. The fair value of stock options vested during the nine months ended September 29, 2007 and September 30, 2006 was $0.20 million and $0.03 million, respectively.

The following table summarizes information about stock options outstanding at September 29, 2007:

	Options Outstanding at September 29, 2007			Options Exercisable at September 29, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Yrs)	Number of Shares	Weighted Average Exercise Price
Up to $1.50	3,835	$1.50	4.09	3,835	$1.50
$1.51 - $3.00	71,102	2.29	4.37	71,102	2.29
$3.01 - $10.00	15,000	4.25	4.19	15,000	4.25
$10.01 - $20.00	248,204	18.86	7.10	231,871	19.17
Over $20.00	462,823	24.41	8.06	272,178	24.10

	800,964	$20.24	7.34	593,986	18.91

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the nine months ended September 29, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at beginning of year	40,524	$19.95
Granted	27,496	26.93
Forfeited	—	—
Vested	(7,000)	22.55

Non-vested at September 29, 2007	61,020	$23.06

The Company used the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended September 29, 2007 and September 30, 2006, using the following assumptions:

	Nine months ended September 29, 2007	Nine months ended September 30, 2006
Risk-free interest rate	4.50%	5.00%
Expected dividend yield	—	—
Expected option life	4.0 years	4.0 years
Stock price volatility	60.1% and 62.8%	63.2%

As of September 29, 2007, there was $3.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE F – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	Sep 29, 2007	Sep 30, 2006
Cash paid for interest	$8	$8
Cash paid for income taxes	2,519	1,251

Non-Cash Activity:
Value of shares issued for milestones related to the acquisition of iQvolution	430	349
Purchase price adjustment for tax effects of acquisition of iQvolution	—	1,506
Capital lease obligations	174	81

NOTE G – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Sep 29, 2007	As of Dec 31, 2006
Accounts receivable	$45,182	$43,164
Allowance for doubtful accounts	(628)	(458)

Total	$44,554	$42,706

NOTE H – INVENTORIES

Inventories consist of the following:

	As of	As of
	Sep 29, 2007	Dec 31, 2006
Raw materials	$10,503	$9,754
Finished goods	3,964	2,160
Sales demonstration inventory	13,475	11,919
Reserve for excess and obsolete	(1,502)	(404)

Inventory	26,440	23,429

Service inventory	10,448	7,278

Total	$36,888	$30,707

NOTE I – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	15,726,009	$0.04	14,326,357	$0.22	15,037,745	$0.64	14,333,775	$0.32
Effect of dilutive securities	262,779	—	176,953	—	278,251	(0.01)	180,372	—

Diluted EPS	15,988,788	$0.04	14,503,310	$0.22	15,315,996	$0.63	14,514,147	$0.31

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	Sep 29, 2007	Dec 31, 2006
Accrued compensation and benefits	$7,515	$7,195
Accrued warranties	1,867	1,369
Professional and legal fees	845	972
Other accrued liabilities	3,502	843

	$13,729	$10,379

Activity related to accrued warranties was as follows:

	Nine Months Ended
	Sep 29, 2007	Sep 30, 2006
Beginning Balance	$1,369	$861
Provision for warranty expense	837	606
Warranty expired	(339)	(452)

Ending Balance	$1,867	$1,015

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

FARO adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record an adjustment to its liability through retained earnings. FARO has a $0.5 million liability recorded for unrecognized tax benefits as of January 1, 2007 and September 29, 2007, which includes interest and penalties of $0.05 million.

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

The tax provision for the nine months ended September 29, 2007 increased from the tax provision for the nine months ended September 30, 2006, principally due to an increase in earnings. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.7 million and $6.3 million at September 29, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.8 million and $4.4 million at September 29, 2007 and December 31, 2006, respectively. The Company’s effective tax rate increased to 28.4% for the nine months ended September 29, 2007 from 15.1% in the prior year period as a result of an increase in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2006 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.7 million, or $0.11 per share, in the nine month period ended September 29, 2007, and $1.1 million, or $0.08 per share, in the nine month period ended September 30, 2006.

The Company received confirmation of a tax holiday during the third quarter of 2006 for its operations in Singapore for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $1.3 million, or $0.09 per share, during the nine month period ended September 29, 2007, and $0.43 million, or $0.03 per share, in the nine months ended September 30, 2006.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Americas Region
Net sales to external customers	$19,053	$15,694	$58,092	$45,105
Operating income	(4,466)	(264)	(2,280)	(5,882)
Long-lived assets	12,302	12,382	12,302	12,382
Capital expenditures	424	373	1,234	1,363
Total assets	$136,114	$66,020	$136,114	$66,020

Europe/Africa Region
Net sales to external customers	$16,949	$14,908	$51,044	$42,536
Operating income	3,001	1,962	6,928	5,797
Long-lived assets	17,633	15,829	17,633	15,829
Capital expenditures	254	293	673	1,031
Total assets	$64,981	$50,140	$64,981	$50,140

Asia Pacific Region
Net sales to external customers	$8,519	$7,763	$23,253	$20,822
Operating income	2,466	1,666	6,279	4,486
Long-lived assets	1,590	1,657	1,590	1,657
Capital expenditures	138	54	302	457
Total assets	$23,519	$17,898	$23,519	$17,898

Totals
Net sales to external customers	$44,521	$38,365	$132,389	$108,463
Operating income	1001	3364	10927	4401
Long-lived assets	31525	29868	31525	29868
Capital expenditures	816	720	2209	2851
Total assets	$224,614	$134,058	$224,614	$134,058

NOTE M – OTHER COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Nine Months Ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Seps 30, 2006
NET INCOME	$705	$3,189	$9,689	$4,538
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	2430	(599)	2,747	1,632

COMPREHENSIVE INCOME	3135	2,590	12,436	6,170

NOTE N – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business which expire on or before 2013. Total obligations under these leases are approximately $3.2 million for 2007.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of September 29, 2007, the Company does not have any long-term commitments for purchases.

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

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. On May 11, 2007, the Company filed a motion to dismiss the Second Amended Complaint. On September 19, 2007, the Court entered an order denying the Company’s and the individual defendant’s motion to dismiss the Second Amended Complaint, as filed against the Company and those individuals. The Court entered an order granting Grant Thornton LLP’s separately filed a motion to dismiss the Second Amended Complaint with prejudice.

The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. The Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice – As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The Company’s internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

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

The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies. The SEC and the DOJ have a broad range of civil and criminal remedies that they may seek to impose against corporations and individuals in appropriate circumstances, including without limitation disgorgement, fines, penalties, and other injunctive and equitable relief, as well as additional changes to the Company’s business practices and compliance programs.

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company has recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

The Company anticipates that resolution of the matter will not result in formal criminal charges being filed against it by the DOJ. The Company expects that as part of the final resolution of the FCPA matter with the SEC and the DOJ, in addition to monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The Company expects that the failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company terminated, in March 2006, certain personnel in the Asia-Pacific Region and re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company instituted the following remedial measures:

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

NOTE O – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of September 29, 2007, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

NOTE P – SHAREHOLDERS’ EQUITY

On August 14, 2007, the Company sold 1,650,000 shares of common stock in a registered direct offering to certain institutional investors at $34.00 per share. The net proceeds after deducting placement fees and other offering expenses were $53.0 million.

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

•

fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of our manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product, marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) our success in expanding our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, (xx) compliance with government regulations including health, safety, and environmental matters, and (xxi) other factors noted herein;

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

•

risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	unforeseen developments in our Foreign Corrupt Practices Act (“FCPA”) matter or in complying with the FCPA in the future;

•

there is no assurance that the Company’s discussions with the SEC and the DOJ will result in a resolution of the FCPA matter with either the DOJ or the SEC or that any such resolution, if reached, may differ from the resolution currently anticipated by the Company;

•	predicting when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible;

•

the amount of monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving the FCPA matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company;

•

the ultimate costs of the Company’s continuing monitoring obligations in respect of the FCPA matter are uncertain and may vary from the Company’s preliminary estimates of such amount as a result of a number of factors, including without limitation the fact that neither the scope of the monitoring obligation nor the identity of outside monitoring firm have been determined;

•	the outcome of the class action securities litigation against us, including any amounts that are not covered by the Company’s D&O insurance;

•	higher than expected increases in expenses relating to our Asia Pacific expansion of our Singapore manufacturing facility;

•	the loss of our Chief Executive Officer, our Chief Technology Officer, our Chief Financial Officer, or other key personnel;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage our growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s Faro Arm, Faro Scan Arm and Faro Gage articulated measuring devices, the Faro Laser Scanner LS, the Faro Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (CAD)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of October 2007, our products have been purchased by approximately 7,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company operates in international markets throughout the world. It maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, China, India, Poland, Netherlands, Malaysia and Vietnam. The Company added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2006 the Company closed its South Korean office and established a third party distributor relationship for serving that market, and in December 2006, the Company established a sales office in Thailand. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first nine months of 2007, 43.9% of the Company’s sales were in the Americas compared to 41.6% in the first nine months of 2006, 38.5% were in the Europe/Africa region compared to 39.2% in the first nine months of 2006 and 17.6% were in the Asia/Pacific region, compared to 19.2% in the same prior year period (see also Note L- Segment Reporting, to the financial statements above).

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

The Company manufactures its Faro Arm, FARO Gage, and FARO Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its Faro Arm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its Faro Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its growth through 2008.

The Company has had twenty-one consecutive profitable quarters through September 29, 2007. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions.

In the third quarter ended September 29, 2007 new order bookings increased $5.1 million, or 13.2%, to $43.8 million from $38.7 million in the prior year period. New orders increased $4.7 million, or 30.3%, in the Americas to $20.2 million, from $15.5 million in the prior year period. New orders increased $1.4 million, or 9.5% to $16.1 million in Europe/Africa from $14.7 million in the prior year. In Asia/Pacific new orders decreased $1.0 million, or 11.8% to $7.5 million, from $8.5 million in the prior year period.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2006 or the nine months ended September 29, 2007.

The Company’s effective tax rate increased to 28.4% for the nine months ended September 29, 2007 from 15.1% in the prior year period as a result of an increase in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. The Company currently estimates the effective tax rate, excluding the effects of the FCPA matter, will approximate 18%-22% for the remainder of 2007. The Company believes that calculating its effective tax rate without the impact of the FCPA charge is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s third quarter effective tax rate without the impact of the FCPA charge would have been calculated in accordance with FIN No. 18. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the

Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The Company’s internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 and $3.0 million in the nine months ended September 29, 2007, relating to the FCPA matter, including $2.65 million for estimated fines and penalties to the DOJ and SEC.

The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies. The SEC and the DOJ have a broad range of civil and criminal remedies that they may seek to impose against corporations and individuals in appropriate circumstances, including without limitation disgorgement, fines, penalties, and other injunctive and equitable relief, as well as additional changes to the Company’s business practices and compliance programs.

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company has recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

The Company anticipates that resolution of the matter will not result in formal criminal charges being filed against it by the DOJ. The Company expects that as part of the final resolution of the FCPA matter with the SEC and the DOJ, in addition to monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The Company expects that the failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company terminated, in March 2006, certain personnel in the Asia-Pacific Region and re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. Additionally, the Company instituted the following remedial measures:

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

Results of Operations

Three Months Ended September 29, 2007 Compared to the Three Months Ended September 30, 2006

Sales increased by $6.1 million or 16.0% to $44.5 million in the three months ended September 29, 2007 from $38.4 million for the three months ended September 30, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $3.4 million or 21.4% to $19.1 million for the three months ended September 29, 2007 from $15.7 million in the three months ended September 30, 2006. Sales in the Europe/Africa region increased $2.0 million or 13.7%, to $16.9 million for the three months ended September 29, 2007 from $14.9 million in the three months ended September 30, 2006. Sales in the Asia/Pacific region increased $0.8 million or 9.7% to $8.5 million for the three months ended September 29, 2007 from $7.8 million in the three months ended September 30, 2006.

Gross profit increased by $4.3 million or 18.9% to $26.5 million for the three months ended September 29, 2007 from $22.2 million for the three months ended September 30, 2006. Gross margin increased to 59.4% for the three months ended September 29, 2007 from 58.0% for the three months ended September 30, 2006. The increase in gross margin is primarily due to an increase in unit sales in product lines with lower unit costs than in the prior period and as a result of continuing productivity improvements.

Selling expenses increased by $3.0 million or 28.6% to $13.6 million for the three months ended September 29, 2007 from $10.6 million for three months ended September 30, 2006. This increase was primarily due to an increase in commission and compensation expense of $1.8 million, an increase in marketing and advertising costs of $0.6 million and an increase in travel related expenses of $0.6 million. Worldwide sales and marketing headcount increased by 61, to 312 from 251 between September 30, 2006 and September 29, 2007. Regionally, the Company’s sales and marketing headcount increased by 35 or 46.1% in the Americas, to 111 from 76; increased by 9 or 8.0% in Europe/Africa, to 121 from 112 and increased by 17 or 27.0% in Asia/Pacific, to 80 from 63 between September 30, 2006 and September 29, 2007. The Company intends to continue to selectively increase its sales and marketing headcount to meet selected market opportunities. As a percentage of sales, selling expenses increased to 30.6% of sales in the three months ended September 29, 2007 from 27.6% in the three months ended September 30, 2006. Regionally, selling expenses were 28.7% of sales in the Americas for the quarter, compared to 25.0% of sales in the year-ago quarter, 34.0% of sales for Europe/Africa compared to 32.2% of sales in the year-ago quarter and 28.2% of sales for Asia/Pacific compared to 24.0% of sales in the year-ago quarter.

General and administrative expenses increased by $2.5 million or 44.6%, to $8.0 million for the three months ended September 29, 2007 from $5.5 million for the three months ended September 30, 2006 due to an the accrual of $2.65 million for estimated fines and penalties related to the settlement of the FCPA matter. The third quarter of 2006 included a $0.4 million expense that was related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary and $0.6 million related to patent litigation. Excluding the effects of these items, general and administrative expenses increased by $0.8 million primarily as a result of increases in compensation costs, including equity based compensation, of $.7 million. General and administrative expenses as a percentage of sales increased to 17.9% for the three months ended September 29, 2007 from 14.4% for the three months ended September 30, 2006.

Depreciation and amortization expenses remained at $1.0 million for the three months ended September 29, 2007 and $1.0 million for the three months ended September 30, 2006.

Research and development expenses increased to $2.9 million for the three months ended September 29, 2007 from $1.7 million for the three months ended September 30, 2006 primarily as a result of an increase in compensation and third party R&D expense related to new product releases. Research and development expenses as a percentage of sales increased to 6.5% for the three months ended September 29, 2007 from 4.5% for the three months ended September 30, 2006.

Interest income, net increased by $0.40 million to $0.59 million for the three months ended September 29, 2007 from $0.19 million for the three months ended September 30, 2006, due to an increase in short term investments.

Other (income) expense, net increased by $0.57 million to $0.72 million of income for the three months ended September 29, 2007, from $0.15 million for the three months ended September 30, 2006, primarily as a result of an increase in foreign exchange transaction gains.

Income tax expense increased by $1.1 million to $1.6 million for the three months ended September 29, 2007 from $0.5 million for the three months ended September 30, 2006. . The Company’s effective tax rate increased to 69.5% for the three months ended September 29, 2007 from 13.9% in the prior year period primarily as a result of an increase in non-deductible expenses related to the $2.65 million accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the three months ended September 29, 2007. The Company currently estimates the effective tax rate, excluding the effects of the FCPA matter, will approximate 18%-22% for the remainder of 2007. The Company believes that calculating its effective tax rate without the impact of the FCPA charge is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s third quarter effective tax rate without the impact of the FCPA charge would have been calculated in accordance with FIN No. 18. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.7 million and $6.3 million at September 29, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.8 million and $4.4 million at September 29, 2007 and December 31, 2006, respectively.

Net income decreased by $2.5 million to $0.7 million for the three months ended September 29, 2007 from $3.2 million for the three months ended September 30, 2006 as a result of the factors described above.

Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

Sales increased by $23.9 million or 22.1% to $132.4 million in the nine months ended September 29, 2007 from $108.5 million for the nine months ended September 30, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $13.0 million or 28.8% to $58.1 million for the nine months ended September 29, 2007 from $45.1 million in the nine months ended September 30, 2006. Sales in the Europe/Africa region increased $8.5 million or 20.0%, to $51.0 million for the nine months ended September 29, 2007 from $42.5 million in the nine months ended September 30, 2006. Sales in the

Asia/Pacific region increased $2.5 million or 11.7% to $23.3 million for the nine months ended September 29, 2007 from $20.8 million in the nine months ended September 30, 2006.

Gross profit increased by $15.9 million or 24.9% to $79.5 million for the nine months ended September 29, 2007 from $63.6 million for the nine months ended September 30, 2006. Gross margin increased to 60.1% for the nine months ended September 29, 2007 from 58.7% for the nine months ended September 30, 2006. The increase in gross margin is primarily due to an increase in unit sales in product lines with lower unit costs than the prior year period and as a result of continuing productivity improvements.

Selling expenses increased by $7.5 million or 23.1% to $40.0 million for the nine months ended September 29, 2007 from $32.5 million for nine months ended September 30, 2006. This increase was primarily due to an increase in commission and compensation expense of $4.2 million, an increase in marketing and advertising costs of $1.5 million, an increase in travel related expenses of $0.9 million and an increase in recruiting and hiring expense of $0.4 million. Worldwide sales and marketing headcount increased by 61, to 312 from 251 between September 30, 2006 and September 29, 2007. Regionally, the Company’s sales and marketing headcount increased by 35 or 46.1% in the Americas, to 111 from 76; increased by 9 or 8.0% in Europe/Africa, to 121 from 112 and increased by 17 or 27.0% in Asia/Pacific, to 80 from 63 between September 30, 2006 and September 29, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 30.2% of sales in the nine months ended September 29, 2007 from 29.9% in the nine months ended September 30, 2006. Regionally, selling expenses were 26.4% of sales in the Americas for the nine months ended September 29, 2007, compared to 27.3% of sales in the year-ago period, 34.7% of sales for Europe/Africa compared to 32.1% of sales and 29.6% of sales compared to 31.2% of sales in the same prior year period for Asia/Pacific.

General and administrative expenses increased by $0.2 million or 1.1%, to $18.5 million for the nine months ended September 29, 2007 from $18.3 million for the nine months ended September 30, 2006 and included the accrual of penalties of $2.65 million related to the settlement of the FCPA matter. The nine month period ended September 29, 2007 included $0.4 million related to the Company’s investigation of possible violations of the Foreign Corrupt Practices Act by its Chinese subsidiary compared to $3.6 million in the prior year period. The nine month period ended September 29, 2007 included $0.6 million related to patent litigation compared to $1.6 million in the prior year period. Excluding the effects of the penalty accrual and the professional fees related to the FCPA matter and patent litigation, general and administrative expenses decreased by $0.6 million primarily as a result of increases in compensation costs of $1.6 million, including equity based compensation, offset against the decrease in patent litigation fees. General and administrative expenses as a percentage of sales decreased to 14.0% for the nine months ended September 29, 2007 from 16.9% for the nine months ended September 30, 2006.

Depreciation and amortization expenses decreased by $0.1 million to $3.0 million for the nine months ended September 29, 2007 from $3.1 million for the nine months ended September 30, 2006.

Research and development expenses increased to $7.1 million for the nine months ended September 29, 2007 from $5.4 million for the nine months ended September 30, 2006 primarily as a result of an increase in compensation and third party R&D expense. Research and development expenses as a percentage of sales increased to 5.4% for the nine months ended September 29, 2007 from 5.0% for the nine months ended September 30, 2006.

Interest income, net increased by $0.67 million to $1.18 million for the nine months ended September 29, 2007 from $0.51 million for the nine months ended September 30, 2006, due to an increase in short term investments.

Other (income) expense, net increased by $0.99 million to $1.43 million of income for the nine months ended September 29, 2007, from income of $0.44 million for the nine months ended September 30, 2006, primarily as a result of an increase in foreign exchange transaction gains.

Income tax expense increased by $3.0 million to $3.8 million for the nine months ended September 29, 2007 from $0.8 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate increased to 28.4% for the nine months ended September 29, 2007 from 15.1% as a result of an increase in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. The Company currently estimates the effective tax rate, excluding the effects of the FCPA matter, will approximate 18%-22% for the remainder of 2007. The Company believes that calculating its effective tax rate without the impact of the FCPA charge is useful to management and investors to provide clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s third quarter effective tax rate without the impact of the FCPA charge would have been calculated in accordance with FIN No. 18. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.7 million and $6.3 million at September 29, 2007 and December 31, 2006, respectively. The related valuation allowance was $5.8 million and $4.4 million at September 29, 2007 and December 31, 2006, respectively.

Net income increased by $5.2 million to $9.7 million for the nine months ended September 29, 2007 from $4.5 million for the nine months ended September 30, 2006 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities, proceeds of its 1997 initial public offering of common stock of approximately $31.5 million and, its 2003 private placement of its common stock with various institutional investors totaling approximately $24.9 million.

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

On August 14, 2007, the Company sold 1,650,000 shares of common stock in a registered direct offering pursuant to its Form S-3 Registration Statement to certain institutional investors at $34.00 per share. The net proceeds after deducting placement fees and other offering expenses were $53.0 million.

Cash and cash equivalents increased by $9.7 million to $25.4 million at September 29, 2007 from $15.7 million at December 31, 2006. In addition, the Company increased its short term investments by $57.0 million to $72.8 million at September 29, 2007 from $15.8 million at December 31, 2006. The increase was primarily attributable to cash provided by the proceeds from the registered direct offering of $53.0 million.

The increase in cash and cash equivalents resulted from cash provided by operating activities of $11.1 million, proceeds of $5.4 million from the issuance of common stock related to the exercise of stock options and $3.0 million of related income tax benefit, partially offset by purchases of equipment and intangible assets of $2.2 million, and $3.7 million related to the effects of foreign exchange rate changes on cash.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of September 29, 2007, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

The Company believes that its working capital, together with anticipated cash flow from its operations and its credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

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

Revenue Recognition - Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized on an accrual basis based on historical data.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.7 million, or $0.11 per share for the nine months ended September 29, 2007, and $1.1 million, or $0.08 per share for the nine months ended September 30, 2006.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $1.3 million, or $0.09 per share for the nine months ended September 29, 2007, and $0.43 million, or $0.03 per share for the nine months ended September 30, 2006.

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

Transactions with Related and Other Parties

The Company leased its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company’s Chairman, and Diana Raab, his spouse. On May 22, 2007, Xenon Research sold the property and assigned the lease agreement to Emma Investments, LLC, an unrelated third party.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 56% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 22, 2007, Kornitzer filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company, the individual defendants and Grant Thornton LLP. In the Second Amended Complaint, as in the Amended Complaint, Kornitzer seeks to represent a class consisting of all persons who purchased or otherwise acquired the Company’s publicly traded securities between April 15, 2004 and March 15, 2006. On behalf of the alleged class, Kornitzer seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, Kornitzer alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances. On May 11, 2007, the Company filed a motion to dismiss the Second Amended Complaint. On September 19, 2007, the Court entered an order denying the Company’s and the individual defendant’s motion to dismiss the Second Amended Complaint, as filed against the Company and those individuals. The Court entered an order granting Grant Thornton LLP’s separately filed motion to dismiss the Second Amended Complaint with prejudice.

The Company has timely notified the issuer of its Executive Liability and Entity Securities Liability insurance policy of the Securities Litigation, and has reserved the full amount of its $250,000 retention under the policy. The Company believes that the material allegations made in the Second Amended Complaint are without merit and intends to vigorously defend the Securities Litigation.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commissions and Department of Justice – As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The Company’s internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

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

The Company has provided to the SEC and the DOJ information obtained during the course of this investigation and is cooperating with both agencies. The SEC and the DOJ have a broad range of civil and criminal remedies that they may seek to impose against corporations and individuals in appropriate circumstances, including without limitation disgorgement, fines, penalties, and other injunctive and equitable relief, as well as additional changes to the Company’s business practices and compliance programs.

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company has recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

The Company anticipates that resolution of the matter will not result in formal criminal charges being filed against it by the DOJ. The Company expects that as part of the final resolution of the FCPA matter with the SEC and the DOJ, in addition to monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The Company expects that the failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company terminated, in March 2006, certain personnel in the Asia-Pacific Region and re-assigned the duties of other personnel in both the Asia-Pacific Region and the U.S. as a result of the internal investigation. The Company instituted the following remedial measures:

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

FARO Technologies, Inc.
(Registrant)

Date: November 2, 2007	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)