Form 10-K
period 2007-12-31
FARO TECHNOLOGIES INC
filed 2008-03-10
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Technology Park, Lake Mary, FL	32746
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (407) 333-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $428 million (based on the last sale on such date on the NASDAQ Global Market).

As of March 5, 2008, there were outstanding 16,662,004 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Parts II and III of this Report.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include, among others, and those elsewhere in this report and the following:

•	the Company’s inability to further penetrate its customer base;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and the financial condition of its customers;

•	the fact that the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product, marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, (xx) compliance with government regulations including health, safety, and environmental matters, (xxi) the ultimate costs of the Company’s monitoring obligations in respect of the Foreign Corrupt Practices Act (“FCPA”) matter; and (xxii) other factors noted herein;

•	changes in gross margins due to changing product mix of products sold and the different gross margins on different products;

•

the Company’s inability to successfully implement the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance into its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•

risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•

the inability to reach a final resolution of the FCPA matter with the DOJ or the SEC or reaching a resolution on the FCPA matter that differs from the resolution currently anticipated by the Company whether with respect to monetary sanctions ultimately paid by the Company to the SEC or DOJ or otherwise;

•	the amount of monetary sanctions ultimately paid by the Company to the SEC and the DOJ in connection with the FCPA matter;

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage the Company’s growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Scan Arm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2007, our products have been purchased by approximately 7,400 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 125 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

Industry Background

The Company believes that there are four principal forces driving the need for its products and services: 1) the widespread use by manufacturers of CAD in product development which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially those related to large components for products such as automobiles, aircraft, heavy duty construction equipment, and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

CAD changes the manufacturing process. The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. The use of CAD can shorten the time between design changes. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be linked to the CAD design to enable production to keep up with the rate of design change.

Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System Requirements of the automotive industry that were developed by Chrysler, Ford, General Motors and major truck manufacturers and issued in late 1994. Companies that become registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma embodies the principles of total quality management that focus on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may never have been measured before, in part because of the lack of suitable measurement equipment.

Traditional products do not measure up. A significant aspect of the manufacturing process, which traditionally has not benefited from computer-aided technology, is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products and traditional coordinate measurement machines (“CMM”) for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

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

Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

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

FARO Products

The FaroArm. The FaroArm is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a computer, and software programs under the acronym CAM2.

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

The Faro Scan Arm. The Faro Scan Arm is a FaroArm equipped with a combination of a hard probe (like that in the Faro Arm) and a non-contact line laser probe. This product provides our customers the ability to measure their products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The Scan Arm is used for non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3-D modeling.

The FARO Gage. Sold as a combination of an articulated arm device with a computer and software, the FARO Gage is a smaller, higher accuracy version of the FaroArm product. What distinguishes the FARO Gage from the FaroArm are the special mounting features and the basic software which are unique to the FARO Gage. The FARO Gage is targeted at machine tools, and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. As such, the CAM2 software developed for this device features basic 2-D and 3-D measurements common to these applications. (See also “FARO Gage Software” below.)

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

•	Computer—See description under FaroArm above.

•	CAM2 Software—See separate section on CAM2 software below.

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

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

•

CAM2 Measure X allows users to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure X is offered with the FaroArm and the FARO Laser Tracker.

•

CAM2 SPC Process allows for the collection, organization, and presentation of measurement data factory-wide. Not limited to measurements from the FaroArm or FARO Laser Tracker, CAM2 SPC Process accepts data from CMM and other computer-based measurement devices from many different measurement applications along the production line.

•

Soft Check Tool is a custom software program designed to lead an operator through a measurement process on the FaroArm or FARO Laser Tracker with minimal training. These programs are created by the Company from specifications provided by the customer.

•

FARO Gage Software includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gauging and Soft Check tools.

•	Laser Scanner LS Software. The Company has a number of programs available for its Laser Scanner LS product, as follows:

•	FARO Scout is a powerful software tool for displaying 3-D measurements and navigation in huge pointclouds.

•	FARO Scene is software for displaying, analyzing, administration and editing of 3-D measurements in huge pointclouds including registration of multiple pointclouds.

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

Customers

As of December 2007, the Company’s products have been purchased by approximately 7,400 customers worldwide, including small machine shops, large manufacturing and industrial companies, universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of 5.8% of the Company’s total revenues in 2007. No customer represented more than 2.0% of the Company’s sales in 2007.

Sales and Marketing

The Company directs its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2007 the Company employed 118, 123, and 80 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Brazil, Germany, United Kingdom, France, Spain, Italy, Poland, Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. See Footnote 19 to the Notes to Consolidated Financial Statements, incorporated herein by reference to Item 8 hereof, for financial information about the Company’s foreign and domestic operations and export sales required by this Item.

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

At December 31, 2007, the Company employed 67 scientists and technicians in its research and development efforts. Research and development expenses were approximately $10.3 million in 2007 compared to $7.2 million in 2006 and $6.4 million in 2005. The Company believes that the continual development or acquisition of innovative new products is critical to its future success. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

The Company holds or has pending 74 patents in the United States and related patents worldwide. The Company also has 27 registered or pending trademarks in the United States and worldwide.

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

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its growth through 2008.

Manufacturing consists primarily of assembling components and subassemblies, purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. The Company performs limited in-house circuit board assembly and component part machining.

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

This has been done in concert with the ISO9001:2000 Quality Management System Certification, and is expected to increase customer confidence in the Company’s processes, products and services worldwide. Additionally, the Company takes a global approach to ISO17025:2005 Calibration Laboratory recognition, seeking to have all locations registered with identical scopes of accreditation and capabilities for the products generated and serviced.

Currently the Company’s manufacturing sites in Lake Mary, Kennett Square, Stuttgart, Schaffhausen and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, its service sites in the United States, Germany, India, Japan, China, Singapore and Brazil also have joint certification and accreditation to these key standards.

Competition

The Company’s portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications which, in addition to portable articulated arms, laser tracker and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. The broad market for measurement devices is highly competitive. In the Faro Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the Faro Arm, Faro Scan Arm, Faro Laser Tracker, and Faro Laser Scanner LS product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow it to successfully compete as the industry evolves. As the market for the Company’s portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, securities transactions and disclosures, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. FCPA, which makes illegal any payments to foreign officials or employees of foreign governments that are intended to induce them to use their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions that are more highly prone to risk under the FCPA.

Manufacturers of electrical goods have become subject to the European Union’s RoHS and WEEE directives, which took effect during 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components.

The Company expects that it will have its products in compliance with the RoHS directive in time. However, if the Company is unable to do so, it would be unable to sell its products in European Union countries, as well as possible several states in the United States and China, which would have a material adverse effect on its sales and results of operation.

Backlog

At December 31, 2007, the Company had orders representing approximately $19.1 million in product sales outstanding. The majority of these specific orders were shipped by February 20, 2008, and, as of February 20, 2008, the Company had orders representing approximately $13.0 million in product sales outstanding. At December 31, 2006 and 2005, the Company had orders representing approximately $10.3 million and $7.3 million in product sales outstanding, respectively.

The Company’s increase in backlog at December 31, 2007 is consistent with the Company’s overall sales growth and includes planned customer delivery dates in early 2008. The Company believes that substantially all of the outstanding sales orders as of February 20, 2008 will be shipped during 2008.

Employees

At December 31, 2007, the Company had 780 full-time employees, consisting of 321 sales and marketing professionals, 144 production staff, 67 research and development staff, 112 administrative staff, and 136 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The information regarding net sales, operating income, and long-lived assets set forth in Note 19 to the Consolidated Financial Statements is hereby incorporated by reference into this Part I, Item 1.

Available Information

The Company maintains a web site with the address www.faro.com. Information contained on its web site is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its web site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports, as soon as reasonably practicable after it electronically files these reports with, or furnishes these reports to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

The Company discusses expectations regarding its future performance and makes other forward-looking statements in its annual and quarterly reports, press releases and other written and oral statements. These forward-looking statements are based on currently available competitive, financial and economic data and its operating plans. Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from the Company’s expectations. The following discussion of risks and uncertainties include, but are not limited to, some important factors to consider when evaluating the Company’s trends and future results.

The Company’s customers’ buying process for its products is highly decentralized, and therefore, it typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success will depend, in part, on its ability to further penetrate its customer base. During 2007, 48.0% of the Company’s revenue was attributable to sales to its existing customers, compared to 45.1% in 2006. If the Company is not able to continue to penetrate its existing customer base, its sales growth will be impaired. Most of its customers have a decentralized buying process for measurement devices. Thus, the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot be certain that it will be able to maintain or increase the amount of sales to its existing customers.

Others may develop products that make the Company’s products obsolete or less competitive.

The CAM2 market is emerging and could be characterized by rapid technological change. Others may develop new or improved products, processes or technologies that may make the Company’s products obsolete or less competitive. The Company cannot assure you that it will be able to adapt to evolving markets and technologies or maintain its technological advantage.

The Company’s success will depend, in part, on its ability to maintain its technological advantage by developing new products and applications and enhancing its existing products. Developing new products and applications and enhancing its existing products can be complex and time-consuming and will require substantial investment by the Company. Significant delays in new product releases or difficulties in developing new products could adversely affect the Company’s revenues and results of operations. Because its customers are concentrated in a few industries, a reduction in sales to any one of these industries could cause a significant decline in the Company’s revenues.

An economic slowdown in manufacturing will affect the Company’s growth and profitability.

A significant portion of the Company’s sales are to manufacturers in the automotive, aerospace and heavy equipment industries. The Company is dependent upon the continued growth, viability and financial stability of its customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on the Company’s revenues and results of operations. In addition, the volume of orders from its customers and the prices of its products may be adversely impacted by decreases in capital spending by a significant portion of its customers during recessionary periods. If one or more of its significant customers were to become insolvent or otherwise were unable to pay for the products provided by the Company, its operating results and financial condition would be adversely affected.

The Company’s inability to protect its patents and proprietary rights in the United States and foreign countries could adversely affect its revenues.

The Company’s success depends in large part on its ability to obtain and maintain patent and other proprietary right protection for its processes and products in the United States and other countries. The Company also relies upon trade secrets, technical know-how and continuing inventions to maintain its competitive position. The Company seeks to protect its technology and trade secrets, in part, by confidentiality agreements with its employees and contractors. The Company’s employees may breach these agreements or the Company’s trade secrets may otherwise become known or be independently discovered by inventors. If the Company is unable to obtain or maintain protection of its patents, trade secrets and other proprietary rights, it may not be able to prevent third parties from using its proprietary rights.

The Company’s patent protection involves complex legal and technical questions. Its patents may be challenged, narrowed, invalidated or circumvented. The Company may be able to protect its proprietary rights from infringement by third parties only to the extent that its proprietary processes and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around the Company’s patented technologies. Litigation or other proceedings to defend or enforce its intellectual property rights could require the Company to spend significant time and money and could otherwise adversely affect its business.

Claims from others that the Company infringes their intellectual property rights may adversely affect its operations.

From time to time the Company receives notices from others claiming it infringes their intellectual property rights. The number of these claims may grow. Responding to these claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, require it to stop selling or to redesign affected products or require it to pay damages. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel.

Potential product failures or product availability and performance issues could result in lost sales, loss of customers and possible delays in new product introductions and enhancements and increased warranty costs.

The Company has a history of new product introductions and enhancements to existing products. Potential product failures in new or existing products of the Company could result in delays in new product introductions, which could lead to a loss of sales, and increased warranty costs.

The Company may not be able to achieve financial results within its target goals, and its operating results may fluctuate due to a number of factors, many of which are beyond its control.

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors, some of which are beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include those set forth elsewhere in this report and the following:

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	investments in technologies and new products;

•	quality issues with the Company’s products;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	the efficiencies achieved in managing inventories and fixed assets;

•	expansion of the Company’s manufacturing capability and other inflationary pressures;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the Company’s success in expanding its sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	potential decreases in revenue without proportionate adjustments in fixed costs;

•	changes in gross margins due to: lower average selling prices, changing product mix of products sold and the different gross margins on different products;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	compliance with government regulations including health, safety, and environmental matters;

•

the ultimate costs of the Company’s monitoring obligations in respect of the FCPA matter and the amount of monetary sanctions ultimately paid by the Company to the SEC and DOJ in connection with the FCPA matter;

•	litigation and regulatory action brought against the Company; and

•	adverse changes in the manufacturing industry and general economic conditions.

Any one or a combination of these factors could adversely affect the Company’s annual and quarterly operating results in the future and could cause it to fail to achieve its target financial results.

The CAM2 market is an emerging market and the Company’s growth depends on the ability of the Company’s products to attain broad market acceptance.

The market for traditional fixed-base CMMs, check fixtures, handheld measurement tools, and surveying equipment is mature. Part of the Company’s strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance of the Company’s products requires significant effort to convince manufacturers to reevaluate their historical measurement procedures and methodologies.

Because the CAM2 market is emerging, the potential size and growth rate of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand at least as quickly as the Company anticipates, it may not be able to continue its sales growth, which also may affect its profitability.

The Company markets five closely interdependent products (FaroArm, Scan Arm, FARO Laser Scanner LS, FARO Laser Tracker and FARO Gage) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software and it plans to continue its business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Scan Arm, FARO Laser Tracker, and FARO Laser Scanner LS product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of its competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow it to successfully compete as the industry evolves. As the market for its portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

The Company derives a substantial part of its revenues from its international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than its domestic operations.

Since 2000, the Company has derived approximately half of its sales from international operations. In the Company’s experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

The Company’s international operations are subject to various risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	compliance with export and import regulations and trade restrictions;

•	governmental restrictions on the transfer of funds to the Company from its operations outside the United States;

•	burdens of complying with a wide variety of foreign laws and labor practices; and

•	fluctuations in currency exchange rates.

The Company’s foreign subsidiaries maintain their financial records and statements in their respective local currencies and the Company’s consolidated financial results are affected by foreign currency translation adjustments. Moreover, several of the countries where the Company operates have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm the Company’s results of operations and any measures that it may implement to reduce the effect of volatile currencies and other risks of its international operations may not be effective.

The Company has not finally resolved the FCPA matter with the DOJ and the SEC.

As previously reported on the Company’s Form 8-K dated March 15, 2006, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter and has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. However, there is no assurance that such discussions will result in a resolution of the FCPA matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible.

The monetary sanctions ultimately paid by the Company to the SEC and DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company. In addition, the ultimate costs of the Company’s continuing monitoring obligations in respect of the FCPA matter are uncertain and may vary from the Company’s preliminary estimates of such amount as a result of a number of factors, including without limitation the fact that neither the scope of the monitoring obligation nor the identity of outside monitoring firm have been determined.

The Company may not be able to identify, consummate or achieve expected benefits from acquisitions.

The Company has completed three significant acquisitions since its initial public offering in 1997. The Company may pursue access to additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In the past the Company has used its stock as consideration for acquisitions. The Company’s common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting its existing shareholders, and potential acquisition candidates may not view its stock attractively.

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

The Company cannot assure you that it will be able to integrate successfully any acquisitions, that any acquired companies will operate profitably or that it will realize the expected benefits from any acquisition.

The Company may face difficulties managing growth.

If its business continues to grow rapidly in the future, the Company expects it to result in:

•	increased complexity;

•	increased responsibility for existing and new management personnel; and

•	incremental strain on its operations and financial and management systems.

If the Company is not able to manage future growth, its business, financial condition and operating results may be harmed.

The Company’s dependence on suppliers for materials could impair its ability to manufacture its products.

Outside vendors provide key components used by the Company in the manufacture of its products. Although the Company believes that alternative sources for these components are available, any supply interruption in a limited source component would harm its ability to manufacture its products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown to the Company, or incompatible with its manufacturing processes, could harm its ability to manufacture its products. The Company may not be able to find a sufficient alternative supplier in a reasonable period, or on commercially reasonable terms, if at all. If the Company fails to obtain a supplier for the manufacture of components of its potential products, it may experience delays or interruptions in its operations, which would adversely affect its results of operations and financial condition.

The Company’s failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability or growth. Required compensation levels including equity based compensation to attract and retain personnel could result in increased compensation expense.

The Company may not be able to attract and retain enough qualified personnel to support its growth. In addition, the loss of the Company’s Chief Executive Officer, Chief Technology Officer, or Chief Financial Officer, or other key personnel could adversely effect its sales, profitability, or growth. Moreover, the Company continues to rely in part on equity awards to attract and retain qualified personnel. Because of new accounting regulations requiring the expensing of stock options, if the Company continues to rely on equity compensation to attract and retain qualified personnel, its compensation expenses may increase.

The Company may experience volatility in its stock price.

The price of the Company’s common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond its control, including:

•	developments in the industries in which it operates;

•	actual or anticipated variations in quarterly or annual operating results;

•	speculation in the press or investment community; and

•	announcements of technological innovations or new products by the Company or its competitors.

The market price of the Company’s common stock may also be affected by its inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of the Company’s common stock to decline. Volatility in its stock price may result in your inability to sell your shares at or above the price at which you purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against the Company, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on its business, results of operations and financial condition.

Anti-takeover provisions in the Company’s articles of incorporation, its bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.

The Company’s articles of incorporation, its bylaws and provisions of Florida law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

•	a limitation on shareholders’ ability to call a special meeting of the Company’s shareholders;

•	advance notice requirements to nominate directors for election to the Company’s board of directors or to propose matters that can be acted on by shareholders at shareholder meetings;

•	the Company’s classified board of directors, which means that approximately one-third of its directors are elected each year; and

•	the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

The provisions described above could delay or make more difficult transactions involving a change in control of the Company, or its management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company had no comments from the Securities and Exchange Commission staff regarding the Company’s periodic or current reports under the Securities Exchange Act of 1934 that were unresolved as of the date of filing of this report.

ITEM 2.	PROPERTIES.

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 35,000 square feet. This facility houses the Company’s U.S. production, research and development, administrative staff and customer service/application operations. The Company’s U.S. sales and marketing headquarters is in a leased building in Lake Mary, Florida consisting of approximately 8,200 square feet. In October 2007, the Company leased a building in Lake Mary consisting of approximately 46,000 square feet to provide for consolidation of its sales, marketing, and administrative staff and expansion of its existing production operations. Additionally, the Company has a leased facility consisting of two buildings totaling approximately 37,000 square feet located in Kennett Square, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker product lines.

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

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”) in the U.S. District Court for the Middle District of Florida. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (the “Lead Plaintiff”) was appointed as the lead plaintiff. On May 16, 2006, the Lead Plaintiff filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants (the “Amended Complaint”). On February 3, 2007, the Court dismissed the Amended Complaint, without prejudice. On February 22, 2007, the Lead Plaintiff filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company and the individual defendants.

In the Second Amended Complaint, as in the Amended Complaint, the Lead Plaintiff seeks to include in the class all persons who purchased or otherwise acquired the Company’s common stock between April 15, 2004 and March 15, 2006 (the “Class”), and seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, the Lead Plaintiff alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the FCPA, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances.

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. Pursuant to the Memorandum of Understanding, which is subject to certain conditions, the parties to the Securities Litigation will prepare and file a detailed Stipulation and Agreement of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy.

The proceeds of the settlement fund will be distributed to members of the Class and to the Lead Plaintiff’s counsel. The balance of the settlement fund will be used to pay various costs associated with providing notice of the terms of the proposed settlement to the Class and with administering the settlement. If the court approves the settlement, a judgment will be entered dismissing the Securities Litigation, with prejudice, as against each defendant.

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of goodwill. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In February 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors.

The Company has formed a committee of independent directors to review and investigate the shareholder demands and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. To the Company’s knowledge, no defendant has been served with the Derivative Complaint.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 and $3.1 million in 2007, relating to the FCPA matter, including $2.65 million for estimated fines and penalties to the DOJ and SEC.

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

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

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

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed and traded on the NASDAQ Global Market.

The following table sets forth, for the calendar points indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Global Market:

	2007		2006
	High	Low	High	Low
First Quarter	29.45	23.65	20.74	13.00
Second Quarter	34.81	28.21	17.00	11.85
Third Quarter	45.37	28.65	19.72	14.76
Fourth Quarter	50.27	24.28	24.29	16.93

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

As of March 5, 2008, the last sale price of the Company’s common stock was $32.37, and there were 73 holders of record of common stock.

During the year ended December 31, 2007, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

PERFORMANCE GRAPH

The following line graph compares the cumulative five-year Common Stock returns with the cumulative returns of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Electronic Equipment Index.

Date	FARO	Dow	Dow Elec Eqmt
31-Dec-2002	$100.00	$100.00	$100.00
31-Dec-2003	$1,321.69	$150.36	$126.52
31-Dec-2004	$1,649.74	$163.00	$143.46
31-Dec-2005	$1,058.20	$166.58	$140.27
31-Dec-2006	$1,271.96	$183.68	$166.38
31-Dec-2007	$1,438.10	$201.91	$214.22

*	Assumes $100 invested on December 31, 2002

The information under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed with the SEC is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical—Year ended December 31,
in thousands, except share and per-share data	2007	2006	2005	2004	2003
Consolidated Statement of Income Data:
Sales	$191,617	$152,405	$125,590	$97,020	$71,786
Gross profit	115,043	89,458	72,932	59,996	42,266
Income from operations	19,111	8,259	10,226	14,584	7,440
Income before income taxes	23,036	9,776	9,898	15,289	9,436	(1)
Net income	18,093	8,196	8,179	14,931	8,278
Net income per common share:
Basic	$1.17	$0.57	$0.58	$1.08	$0.68
Diluted	$1.15	$0.56	$0.57	$1.06	$0.64
Weighted average common shares outstanding:
Basic	15,443,259	14,397,050	14,169,140	13,833,590	12,181,221
Diluted	15,722,215	14,560,331	14,442,248	14,023,159	12,845,992

	Historical—as at December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Working capital	$154,946	$73,692	$86,624	$65,686	$51,368
Total assets	243,539	144,276	122,648	105,078	81,914
Total debt	240	205	340	250	107
Total shareholders’ equity	194,499	111,055	98,860	89,158	68,921

(1)	Includes a favorable legal settlement of $1.1 million in other income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Scan Arm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2007, the Company’s products have been purchased by approximately 7,400 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company operates in international markets throughout the world. It maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, China, India, Poland, Netherlands, Malaysia and Vietnam. The Company added a new regional headquarters in Singapore in the third quarter of 2005 along with a new manufacturing and service facility there in the fourth quarter of 2005. In 2006 the Company closed its South Korean office and established a third party distributor relationship for serving that market, and in December 2006, the Company established a sales office in Thailand. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In 2007, 41.7% of the Company’s sales were in the Americas compared to 41.3% in 2006, 40.9% were in the Europe/Africa region compared to 39.9% in 2006 and 17.4% were in the Asia/Pacific region, compared to 18.8% in 2006 (see also Note 19 to the Consolidated Financial Statements).

The Company derives revenues primarily from the sale of its FaroArm, FARO Scan Arm, FARO Gage, FARO Laser Tracker and FARO Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its growth through 2008.

With respect to the financial performance in 2007, cost of sales consists primarily of material, labor and production overhead. Gross margin for fiscal 2007 was 60.0%

Selling expenses as a percentage of sales was 29.3% in 2007 compared to 29.7% in 2006. This percentage has decreased to 28.7% in the second half of 2007 from 30.0% in the first half of 2007 as new sales personnel became more productive.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. General and administrative expenses were 13.3% of sales in 2007 and included the accrual of $2.65 million for the estimated fines and penalties related to the FCPA matter and $1.1 million in professional fees related to the FCPA matter and resolution of the patent litigation which was settled in 2007. General and administrative expenses were 16.1% of sales in 2006 and included $6.8 million in professional and legal expenses related to the FCPA matter and patent litigation costs.

Research and development expenses represent salaries, equipment and third-party services. The Company expects to support ongoing research and development and intends to continue to fund these efforts at the level of 5%-7% of sales going forward.

The Company incurred minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), related to its adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”) for the expensing of stock options as it vested substantially all of its unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. Options to purchase approximately 704,310 shares of the Company’s stock or 52.5% of the Company’s outstanding options were accelerated. The weighted average exercise price of the options subject to acceleration was $21.30. The aggregate pretax expense for the shares subject to acceleration that would have been reflected in the Company’s consolidated financial statements beginning in 2006 is approximately $7.7 million, including $4.3 million in 2006, $2.7 million in 2007, and $0.7 million in 2008. The fair value for any future grants will be included in expense over the vesting periods. These expenses will be apportioned according to the classification of the recipients who have received stock options into cost of sales, selling, general and administrative or research and development costs.

In 2007, the Company’s worldwide effective tax rate was 21.5%. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2006 received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for our Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending, and capital investment. (See Critical Accounting Policies—Income Taxes below).

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, the Company does not regularly use such instruments, and none were utilized in 2007, 2006, or 2005.

The Company has had twenty-two consecutive profitable quarters through December 31, 2007. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. The Company’s worldwide sales and marketing headcount in 2007, 2006 and 2005 was 321, 265, and 289, respectively.

On January 10, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission allowing it to raise proceeds of up to $125 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes. On August 14, 2007, the Company sold 1,650,000 shares of common stock in a registered direct offering pursuant to its Form S-3 Registration Statement to certain institutional investors at $34.00 per share. The net proceeds after deducting placement fees and other offering expenses were approximately $53.0 million. (See also Liquidity and Capital Resources below).

FCPA Update

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.1 million in 2007, including $2.65 million for estimated fines and penalties to the DOJ and SEC, and $3.8 million in the 2006, relating to the FCPA matter.

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

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company recorded in the third quarter of 2007 a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of income:

	Years ended December 31,
	2007	2006	2005
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	40.0%	41.3%	41.9%

Gross margin	60.0%	58.7%	58.1%
Operating expenses:
Selling	29.3%	29.7%	29.7%
General and administrative	13.3%	16.1%	12.4%
Depreciation and amortization	2.1%	2.7%	2.7%
Research and development	5.4%	4.7%	5.1%

Total operating expenses	50.1%	53.2%	49.9%
Income from operations	9.9%	5.5%	8.2%
Interest income	1.1%	0.5%	0.6%
Other (expense) income, net	1.0%	0.5%	(0.6%)
Interest expense	0.0%	(0.0%)	(0.1%)

Income before income taxes	12.0%	6.5%	8.1%
Income tax expense	2.6%	1.0%	1.5%

Net income	9.4%	5.5%	6.6%

2007 Compared to 2006

Sales.    Sales increased by $39.2 million, or 25.7%, to $191.6 million in the year ended December 31, 2007, from $152.4 million for the year ended December 31, 2006. This increase resulted primarily from an increase in unit sales. Sales in the Americas region increased $17.1 million, or 27.0%, to $80.0 million in the year ended December 31, 2007, from $62.9 million in the year ended December 31, 2006. Sales in the Europe/Africa region increased $17.4 million, or 28.6%, to $78.3 million for the year ended December 31, 2007, from $60.9 million in the year ended December 31, 2006. Sales in the Asia/Pacific region increased $4.7 million, or 16.7%, to $33.3 million for the year ended December 31, 2007, from $28.6 million in the year ended December 31, 2006.

Gross Profit.    Gross profit increased by $25.5 million, or 28.6%, to $115.0 million for year ended December 31, 2007, from $89.5 million for the year ended December 31, 2006. Gross margin increased to 60.0% for the year ended December 31, 2007, from 58.7% for the year ended December 31, 2006. The increase in gross margin is primarily due to a change in the sales mix resulting in an increase in unit sales in product lines with lower unit costs than the prior year period and as a result of continuing productivity improvements. The Company expects the trend of changes in the sales mix to result in gross margins in the range of approximately 58% to 60% in 2008.

Selling Expenses.    Selling expenses increased by $10.8 million, or 24.0%, to $56.1 million for the year ended December 31, 2007, from $45.3 million for the year ended December 31, 2006. This increase was primarily due to an increase in commission and compensation expense of $6.8 million, an increase in marketing and advertising costs of $1.4 million, an increase in travel related expenses of $1.4 million and an increase in recruiting and hiring expense of $0.6 million. As a percentage of sales, selling expenses decreased to 29.3% of sales in the year ended December 31, 2007 from 29.7% in the year ended December 31, 2006.

General and administrative expenses.    General and administrative expenses increased by $0.9 million, or 3.9%, to $25.5 million for the year ended December 31, 2007, from $24.6 million for the year ended December 31, 2006. General and administrative expenses for fiscal 2007 include the accrual of $2.65 million for the estimated fines and penalties related to the FCPA matter and $1.1 million in professional fees related to the FCPA matter and resolution of the patent litigation which was settled in 2007. General and administrative expenses for fiscal 2006 included $6.8 million in professional and legal expenses related to the FCPA matter and patent litigation costs. General and administrative expenses decreased to 13.3% of sales for 2007 from 16.1% for 2006. Excluding the effects of the penalty accrual and the professional fees related to the FCPA matter and patent litigation, general and administrative expenses increased by $4.0 million primarily as a result of increases in compensation costs of $2.3 million, including equity based compensation, and other professional fees of $0.9 million.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $0.1 million to $4.0 million for the year ended December 31, 2007 from $4.1 million for the year ended December 31, 2006.

Research and development expenses.    Research and development expenses increased by $3.1 million to $10.3 million for year ended December 31, 2007, from $7.2 million for the year ended December 31, 2006, primarily as a result of an increase in compensation and third party R&D expense related to new product releases. Research and development expenses as a percentage of sales increased to 5.4% for the year ended December 31, 2007, from 4.7% for the year ended December 31, 2006.

Interest income / expense.    Interest income, net, increased by $1.3 million to $2.0 million for the year ended December 31, 2007 from $0.7 million for the year ended December 31, 2006, due to an increase in short term investments.

Other income (expense), net.    Other (income) expense, net, increased by $1.1 million to $1.9 million of income for the year ended December 31, 2007, from income of $0.8 million for the year ended December 31, 2006, primarily as a result of an increase in foreign exchange transaction gains.

Income tax expense.    Income tax expense increased by $3.3 million to $4.9 million for the year ended December 31, 2007 from $1.6 million for the year ended December 31, 2006. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate increased to 21.5% for the year ended December 31, 2007, from 16.2% primarily as a result of an increase in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 17.0% for the year ended December 31, 2007. The Company believes that calculating its effective tax rate without the impact of the FCPA charge is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. The Company currently estimates the effective tax rate, excluding the effects of the FCPA matter, will approximate 18%-22% for fiscal 2008. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction. The Company has $5.2 million in net deferred tax assets remaining, which will, more likely than not, be realized in 2008 and thereafter if the Company remains consistently profitable (See also Note 14 to the Consolidated Financial Statements). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $1.0 million in 2007 for the income tax benefit received from the non-qualified disposition of incentive stock options by employees.

Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $7.7 million and $6.3 million at December 31, 2007 and December 31, 2006, respectively. The related valuation allowance was $6.3 million and $4.4 million at December 31, 2007 and December 31, 2006, respectively.

Net income.    Net income increased by $9.9 million to $18.1 million for the year ended December 31, 2007 from $8.2 million for the year ended December 31, 2006 as a result of the factors described above.

2006 Compared to 2005

Sales.    Sales increased $26.8 million, or 21.3%, to $152.4 million in the year ended December 31, 2006, from $125.6 million for the year ended December 31, 2005. This increase resulted primarily from an increase in unit sales. The Company’s sales growth is driven by increased product sales resulting from continuing market demand for and acceptance of its products. Sales in the Americas region increased $7.0 million or 12.5%, to $62.9 million in the year ended December 31, 2006 from $55.9 million in the year ended December 31, 2005. Sales in the Europe/Africa region increased $16.0 million, or 35.6%, to $60.9 million in the year ended December 31, 2006 from $44.9 million in the year ended December 31, 2005. Sales in the Asia/Pacific region increased $3.8 million, or 15.3% to $28.6 million in the year ended December 31, 2006 from $24.8 million in the year ended December 31, 2005. In 2006 the Company’s sales and marketing headcount decreased to 83 from 88 in the Americas, increased to 118 from 117 in Europe/Africa, and decreased to 64 from 84 in the Asia/Pacific region.

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

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.6 million or 17.1%, to $4.1 million for the year ended December 31, 2006 from $3.5 million in 2005, primarily due to an increase in depreciation of new equipment from the Company’s Asia/Pacific expansion and additions to its leased space in the U.S.

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

Income tax expense.    Income tax expense decreased to $1.6 million in the year ended December 31, 2006, from $1.7 million for the year ended December 31, 2005. The effective tax rate in 2006 was 16.2% compared to 17.4% in 2005. The primary reason for the lower tax rate was the effect of the receipt of approval of the tax holiday for the Company’s operations in Singapore effective January 1, 2006 for a period of four years and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company has $4.6 million in net deferred tax assets remaining, which will, more likely than not, be realized in 2007 and thereafter if the Company remains consistently profitable (See also Note 14-Income Taxes). Separate from income tax expenses, the Company recorded an addition to shareholders’ equity of $0.01 million in 2006 for the income tax benefit received from the exercise of unqualified stock options by employees.

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

On August 14, 2007, the Company sold 1,650,000 shares of common stock in a registered direct offering pursuant to its Form S-3 Registration Statement to certain institutional investors at $34.00 per share. The net proceeds after deducting placement fees and other offering expenses were approximately $53.0 million.

Cash and cash equivalents increased by $10.1 million to $25.8 million at December 31, 2007 from $15.7 million at December 31, 2006. The increase resulted from cash provided by operating activities of $21.6 million and $5.3 million from the issuance of common stock related to the exercise of stock options and $1.0 million of related income tax benefit, partially offset by purchases of short term investments of $8.6 million, purchases of equipment and intangible assets of $3.3 million, and $5.9 million related to the effects of foreign exchange rate changes on cash. In addition, the Company increased its short term investments by $61.6 million to $77.4 million at December 31, 2007 from $15.8 million at December 31, 2006. The increase was primarily attributable to cash provided by the net proceeds from the registered direct offering of $53.0 million and $8.6 million from cash provided by operations.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2007, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Off Balance Sheet Items

The Company is not party to any off-balance sheet items that have not already been appropriately disclosed in these financial statements.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2007:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$240	$18	$98	$124	$—
Operating lease obligations	12,587	4,397	5,534	2,419	237
Purchase obligations	21,775	21,775	—	—	—

Total	$34,602	$26,190	$5,632	$2,543	$237

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of December 31, 2007, the Company does not have any long-term commitments for purchases.

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

Revenue Recognition—Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized as licensees use the technology.

The Reserve for Excess and Obsolete Inventory—Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months, and has no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $2.0 million, or $0.13 per share for the year ended December 31, 2007, and $1.7 million, or $0.12 per share for the year ended December 31, 2006.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $2.0 million, or $0.13 per share for the year ended December 31, 2007, and $0.9 million, or $0.06 per share for the year ended December 31, 2006.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by Interpretation No. 48. “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

The Reserve For Warranties—The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products which may result in unforeseen issues that may increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 58% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2008.

Impact of Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisistion date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 58% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement No. 123 (revised 2004), Share-Based Payment, as of January 1, 2006 and Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion.

Orlando, Florida	/s/ GRANT THORNTON LLP

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of FARO Technologies, Inc. and Subsidiaries:

We have audited FARO Technologies, Inc. (a Florida Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion.

Orlando, Florida	/s/ GRANT THORNTON LLP

March 10, 2008

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$25,798	$15,689
Short-term investments	77,375	15,790
Accounts receivable, net	54,767	42,706
Inventories	29,100	23,429
Deferred income taxes, net	2,841	1,845
Prepaid expenses and other current assets	6,719	3,222

Total current assets	196,600	102,681

Property and Equipment:
Machinery and equipment	12,895	9,131
Furniture and fixtures	5,008	3,988
Leasehold improvements	3,296	2,615

Property and equipment at cost	21,199	15,734
Less: accumulated depreciation and amortization	(13,672)	(8,889)

Property and equipment, net	7,527	6,845

Goodwill	19,117	17,266
Intangible assets, net	5,970	6,221
Service inventory	10,865	7,278
Deferred income taxes, net	3,460	3,985

Total Assets	$243,539	$144,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,450	$11,182
Accrued liabilities	17,989	10,379
Income taxes payable	2,266	2,151
Current portion of unearned service revenues	8,594	4,569
Customer deposits	337	618
Current portion of obligations under capital leases	18	90

Total current liabilities	41,654	28,989
Unearned service revenues—less current portion	6,091	2,917
Deferred tax liability, net	1,073	1,200
Obligations under capital leases—less current portion	222	115

Total Liabilities	49,040	33,221

Commitments and contingencies—See Note 15
Shareholders’ Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 16,700,966 and 14,586,402 issued; 16,604,052 and 14,464,715 outstanding, respectively	17	14
Additional paid-in-capital	146,489	85,160
Retained earnings	43,545	25,452
Accumulated other comprehensive income	4,599	580
Common stock in treasury, at cost—40,000 shares	(151)	(151)

Total Shareholders’ Equity	194,499	111,055

Total Liabilities and Shareholders’ Equity	$243,539	$144,276

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except share and per share data)	2007	2006	2005
SALES	$191,617	$152,405	$125,590
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	76,574	62,947	52,658

GROSS PROFIT	115,043	89,458	72,932
OPERATING EXPENSES:
Selling	56,134	45,282	37,274
General and administrative	25,508	24,554	15,539
Depreciation and amortization	4,034	4,135	3,453
Research and development	10,256	7,228	6,440

Total operating expenses	95,932	81,199	62,706

INCOME FROM OPERATIONS	19,111	8,259	10,226

OTHER (INCOME) EXPENSE
Interest income	(2,036)	(743)	(567)
Other (income) expense, net	(1,898)	(790)	806
Interest expense	9	16	89

INCOME BEFORE INCOME TAX EXPENSE	23,036	9,776	9,898

INCOME TAX EXPENSE	4,943	1,580	1,719

NET INCOME	$18,093	$8,196	$8,179

NET INCOME PER SHARE—BASIC	$1.17	$0.57	$0.58

NET INCOME PER SHARE—DILUTED	$1.15	$0.56	$0.57

Weighted average shares—Basic	15,443,259	14,397,050	14,169,140

Weighted average shares—Diluted	15,722,215	14,560,331	14,442,248

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(in thousands except share data)			Additonal Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total

	Common Stock
	Shares	Amounts
BALANCE DECEMBER 31, 2004	14,004,092	$14	$78,282	$505	$9,077	$1,431	$(151)	$89,158

Net income					8,179			8,179
Currency translation adjustment						(3,630)		(3,630)

Comprehensive income								4,549

Options subject to variable accounting			207	(207)				—
Amortization of unearned compensation				(150)				(150)
Amortization of restricted stock units			93					93
Accrual for iQvolution milestone earn-outs			675					675
Stock issued for iQvolution milestone earn-outs	12,183		252					252
Stock options exercised	137,499		340					340
Tax benefit from employee stock option exercises			382					382
Stock issued for iQvolution purchase	152,292		3,499					3,499
Board compensation	24,851		62					62

BALANCE DECEMBER 31, 2005	14,330,917	$14	$83,792	$148	$17,256	$(2,199)	$(151)	$98,860

Net income					8,196			8,196
Currency translation adjustment						2,779		2,779

Comprehensive income								10,975

Reclassification related to SFAS 123R			148	(148)				—
Stock option expense			236					236
Issuance of restricted stock	43,826		215					215
Stock issued for iQvolution milestone earn-outs	68,574		408					408
Stock options exercised	61,398		351					351
Tax benefit from employee stock option exercises			10					10

BALANCE DECEMBER 31, 2006	14,504,715	$14	$85,160	$—	$25,452	$580	$(151)	$111,055

Net income					18,093			18,093
Currency translation adjustment						4,019		4,019

Comprehensive income								22,112

Stock option expense			1,041					1,041
Issuance of restricted stock	23,553		176					176
Stock issued for iQvolution milestone earn-outs	24,773		730					730
Stock options exercised	441,011	1	5,381					5,382
Tax benefit from employee stock option exercises			963					963
Issuance of stock	1,650,000	2	53,038					53,040

BALANCE DECEMBER 31, 2007	16,644,052	$17	$146,489	$—	$43,545	$4,599	$(151)	$194,499

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$18,093	$8,196	$8,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,034	4,135	3,453
Amortization of stock options and restricted stock units	1,216	401	(57)
Provision for bad debts	373	230	112
Deferred income tax (benefit) expense	(464)	20	(854)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(9,121)	(12,173)	(7,830)
Inventories	(7,265)	2,804	(13,788)
Prepaid expenses and other current assets	(3,208)	(933)	508
Income tax (benefit) expense from exercise of stock options	(963)	(102)	382
Increase (decrease) in:
Accounts payable and accrued liabilities	9,884	3,062	4,309
Income taxes payable	1,278	526	1,454
Customer deposits	(269)	399	(302)
Unearned service revenues	8,007	3,189	1,030

Net cash provided by (used in) operating activities	21,595	9,754	(3,404)

INVESTING ACTIVITIES:
Acquisition of iQVolution	—	—	(6,385)
Purchases of property and equipment	(2,930)	(3,357)	(3,937)
Payments for intangible assets	(359)	(820)	(937)
(Purchases of) proceeds from short-term investments	(61,585)	700	5,995

Net cash used in investing activities	(64,874)	(3,477)	(5,264)

FINANCING ACTIVITIES:
Payments of capital leases	(92)	(204)	(34)
Income tax benefit (expense) from exercise of stock options	963	102	(382)
Proceeds from issuance of stock, net	58,421	361	784

Net cash provided by financing activities	59,292	259	368

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,904)	(125)	1,221

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,109	6,411	(7,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,689	9,278	16,357

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,798	$15,689	$9,278

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $15,376 and $9,861 as of December 31, 2007 and 2006, respectively.

Accounts receivable and related allowance for doubtful accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

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

Depreciation expense was $3,319, $2,842 and $2,154 in 2007, 2006 and 2005, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

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

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over a two year period.

The Company operates in a number of different countries around the world. In 2003, the Company began to manufacture its products in Switzerland, where it has received a permanent income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received in 2006 a favorable multi-year income tax rate commitment from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters there.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by FIN 48.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 17. Earnings Per Share.

Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

Stock-Based Compensation—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employers”, as allowed under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value based method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, which is generally three years. The Company adopted the provisions of SFAS 123R on January 1, 2006 using the modified prospective application transition method. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. In order to determine the fair value of restricted stock awards the Company uses the closing market price of its common stock on the date of grant.

Had compensation expense for the Company’s stock based compensation plans been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been as follows:

Year Ended December 31, 2005
Net income, as reported	$8,179
Deduct: Stock-based employee compensation income included in reported net income, net of related tax effects*	(94)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,468)

Pro forma net income	$617

Earnings per share:
Basic—as reported	$0.58

Basic—pro forma	$0.04

Diluted—as reported	$0.57

Diluted—pro forma	$0.04

* The year ended 2005 assume a U.S. tax rate of 37.6%.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

Year Ended December 31, 2005
Risk-free interest rate	3.30% to 4.47%
Expected dividend yield	0%
Expected option life	4 years
Stock price volatility	62.7%

The Company incurred minimal expenses in 2006 as calculated under the Black-Scholes method of SFAS 123, related to its adoption of SFAS 123(R) for the expensing of stock options as it vested substantially all of its unvested options in the fourth quarter of 2005. The reduction in pre-tax charges estimated by the Company as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods.

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

Long-Lived Assets—Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of”. and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 had no financial impact on the results of operations or financial position of the Company. During the fourth quarter of 2007, 2006 and 2005, management reviewed the Company’s long-lived assets and concluded that there was no impairment of these assets for the years ended December 31, 2007, 2006 and 2005.

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

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 159 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which the Company chooses to elect to measure eligible items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

Reclassification—Certain 2006 and 2005 amounts have been reclassified to conform with the 2007 presentation.

2.	ACQUISITION

iQvolution—On March 29, 2005, the Company acquired 100% of the outstanding stock of privately held iQvolution AG (“iQvolution”). iQvolution, a German company, designs, manufactures and supplies three-dimensional laser scanning products and services. This purchase was a strategic acquisition to enable the Company to enter broader three-dimensional measurement markets. The purchase price for the transaction was approximately $13.6 million, including an initial cash payment of approximately $3.8 million and 314,736 shares of common stock valued at approximately $7.2 million based on the average closing price for the three days immediately preceding the closing, 152,292 shares of which were payable immediately. The remaining 162,444 shares of common stock, valued at approximately $3.7 million, were placed in escrow and may be paid over the following five years subject to achieving predetermined milestones with respect to purchased assets. Subsequent to the purchase, approximately $1.8 million in cash was paid out for the repayment of loans and approximately $0.4 million was paid in fees associated with the purchase. Additionally, the purchase price was adjusted downward by $0.1 million, and these funds were repaid to the Company in the third quarter relating to the settlement of a purchase price adjustment clause within the purchase agreement. In the fourth quarter of 2005, 12,183 shares were issued as a result of the successful qualification of milestones, with a corresponding addition to goodwill of $252. In February of 2006, 43,871 shares were issued as a result of milestones met, for which $675 was accrued into goodwill and additional paid-in capital at December 31, 2005. An additional 1,288 shares were returned to the Company in February 2006 for cancellation as a result of milestone disqualification. During 2006, 25,991 shares were released from escrow with a corresponding addition to Goodwill of $408. During 2007, 24,773 shares were released from escrow with a corresponding addition to goodwill of $730. At December 31, 2007, there were 56,914 shares being held in escrow.

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

$9,884

The operating results of iQvolution have been included in the consolidated statements of income since the date of acquisition. The following unaudited pro-forma results of operations for the year ended December 31, 2005 is presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or the results of operations which may result in the future.

Year ended Dec 31, 2005 (unaudited)
Revenues	$125,961
Net income	$7,463
Income per share:
Basic	$0.53
Diluted	$0.52

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2007	2006	2005
Cash paid for interest	$9	$16	$91
Cash paid for income taxes	4,302	976	2,027
Cash received from income tax refund	—	—	1,161
Non-cash investing and financing activities:
Value of shares issued for acquisition of iQvolution	730	408	3,756

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2007	2006	2005
Balance, beginning of year	$458	$214	$339
Provision	373	257	112
Amounts written off, net of recoveries	(92)	(13)	(237)

Balance, end of year	$739	$458	$214

5.	SHORT-TERM INVESTMENTS

The underlying investments of the Company are variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with five business days notice. Therefore, the investments are held at cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company holds these investments as available for sale.

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$12,614	$9,754
Finished goods	4,903	2,160
Sales demonstration inventory	13,448	11,919
Reserve for excess and obsolete	(1,865)	(404)

Inventory	29,100	23,429
Service inventory	10,865	7,278

Total	$39,965	$30,707

7.	GOODWILL

The Company’s goodwill at December 31, 2007 and 2006 is related to its acquisition of three previous businesses. The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company prepares a discounted cash flow model to estimate the fair value of the reporting unit and compares this amount against the carrying value. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2007, the Americas Region, the Europe/Asia Region, and the Asia Pacific Region, as shown in the table. As of December 31, 2007 and 2006, the Company did not have any goodwill that was identified as impaired. The increase in goodwill of $1.9 million in 2007 and $2.7 million in 2006 relates primarily to the purchase of iQvolution.

December 31, 2007	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	10,272	730	1,121	12,123
Asia Pacific Region	—	—	—	—

Total	$17,266	$730	$1,121	$19,117

December 31, 2006	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	7,580	1,625	1,067	10,272
Asia Pacific Region	—	—	—	—

Total	$14,574	$1,625	$1,067	$17,266

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2007	2006
Amortizable intangible assets
Existing product technology	$11,837	$10,273
Patents	3,312	2,984
Other	5,871	6,791

Total	21,020	20,048
Accumulated amortization	(15,050)	(13,827)

Intangible assets—net	$5,970	$6,221

In 2005, the Company wrote off patents with an original cost of $503 and a net book value of $334 which had been abandoned. Amortization expense was $715, $1,293 and $1,299 in 2007, 2006 and 2005, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Amount
2008	$551
2009	529
2010	529
2011	529
2012	527
Thereafter	3,055

$5,720

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
Accrued compensation and benefits	$10,689	$7,195
Accrued warranties	1,980	1,369
Professional and legal fees	1,140	972
Accrued penalties	2,650	—
Other accrued liabilities	1,530	843

	$17,989	$10,379

Activity related to accrued warranties was as follows:

	December 31,
	2007	2006
Beginning Balance	$1,369	$861
Provision for warranty expense	1,984	1,326
Warranty expired	(1,373)	(818)

Ending Balance	$1,980	$1,369

10.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2007, the Company is in compliance with all of the covenants under the loan agreement. The term of the loan agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

11.	CAPITAL LEASES AND LONG-TERM DEBT

Required future payments of obligations under capital leases are as follows:

Year ending December 31,	Capital Lease Obligations
2008	$18
2009	73
2010	25
2011	25
2012	99

Total future minimum lease payments	240
Less—Current maturities	(18)

$222

Assets under capital leases were $409 and $559 at December 31, 2007 and 2006, respectively. Accumulated depreciation of assets under capital leases was $150 and $366 at December 31, 2007 and 2006, respectively.

12.	RELATED PARTY TRANSACTIONS

Related party lease—The Company leased its headquarters in Lake Mary, Florida from Xenon Research, Inc., a company owned by Simon Raab, the Company's Chairman, and Diana Raab, his spouse. On May 22, 2007, Xenon Research, Inc. sold the property and assigned the lease agreement to Emma Investments, LLC, an unrelated third party. Rent expense under this lease was $166, $398 and $398 in 2007, 2006 and 2005, respectively.

13.	OTHER INCOME (EXPENSE), NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2007	2006	2005
Foreign exchange (gains) losses	$(1,559)	$(827)	$794
Disposal of patents	—	—	334
Other	(339)	37	(322)

Total other (income) expense, net	$(1,898)	$(790)	$806

14.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company did not recognize an adjustment to its liability for unrecognized tax benefits. The Company has a $0.5 million liability recorded for unrecognized tax benefits as of January 1, 2007 and December 31, 2007, which includes interest and penalties of $0.05 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$468
Additions based on tax positions related to the current year	19
Additions for tax positions of prior years	23
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$510

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2007:

Jurisdiction	Open Years	Examination in Process
United States—Federal Income Tax	2004 - 2007	2005
United States—various states	2004 - 2007	2004-2007
Germany	1999 - 2007	1999 - 2003
Switzerland	2002 - 2007	N/A
Singapore	2001 - 2007	N/A
United Kingdom	2005 - 2007	N/A

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2004 forward and at the state level subject to a three to five year statute of limitations.

The United States Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 income tax return in late 2007. It is anticipated that this exam will be completed by the end of 2008. The Company also received notice from a state in early 2008 of the commencement of an examination of its tax returns for the period 2004 through 2007. In addition, the Company’s tax returns are currently under examination by the taxing authorities in Germany for the years 1999 through 2003. This audit began in 2005 and is anticipated to close by the end of 2008. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The effective income tax rate for 2007, 2006, and 2005, includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $2.0 million, or $0.13 per share, in the year ended December 31, 2007, $1.7 million, or $0.12 per share, in the year ended December 31, 2006, and $3.0 million, or $0.21 per share, in the year ended December 31, 2005.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $2.0 million, or $0.13 per share, during the year ended December 31, 2007, and $0.9 million, or $.06 per share, during the year ended December 31, 2006.

At December 31, 2007 and 2006, the Company’s domestic entities had deferred income tax assets in the amount of $4,928 and $3,996, respectively. The Company has determined that these amounts are fully realizable and has not established any valuation allowance based on the assessment that they are more-likely-than-not to be utilized.

At December 31, 2007 and 2006, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $7,677 and $6,251, respectively. For financial reporting purposes, a valuation allowance of $6,304 and $4,417, respectively has been recognized to offset the deferred tax assets relating to net operating losses. The Company continues to maintain a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company increased the overall valuation allowance in 2007 on its deferred tax assets in the amount of $1,887.

At December 31, 2006, the Company had $279 in tax credit carryforwards. These credits are related to the Company’s research and development activities and were fully utilized during 2007.

The Company has not recognized any U.S. tax expense on undistributed international earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $25.6 million and $10.8 million at December 31, 2007, and 2006, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income before income taxes consists of the following:

	Years ended December 31,
	2007	2006	2005
Domestic	$7,081	$932	$5,304
Foreign	$15,955	8,844	4,594

Income before income taxes	$23,036	$9,776	$9,898

The components of the income tax expense are as follows:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$3,925	$517	$1,792
State	381	50	173
Foreign	1,235	1,028	1,317

	5,541	1,595	3,282

Deferred:
Federal	(721)	(470)	(395)
State	(70)	(46)	(38)
Foreign	193	501	(1,130)

	(598)	(15)	(1,563)

	$4,943	$1,580	$1,719

Income tax expense for the years ended December 31, 2007, 2006, and 2005 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2007	2006	2005
Tax expense at statutory rate of 35%	$8,063	$3,422	$3,464
State income taxes, net of federal benefit	234	36	84
Foreign tax rate difference	(6,042)	(3,064)	(2,771)
Research and development credit	(77)	(121)	(274)
Change in valuation allowance	1,887	1,411	1,247
Change in foreign tax rate	164	—	—
Penalties	988	—	—
Other	(274)	(104)	(31)

Total income tax expense	$4,943	$1,580	$1,719

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2007	2006
Net deferred income tax asset—Current
Intercompany profit in inventory	$1,676	$1,592
Warranty costs	292	268
Bad debt reserve	130	87
Inventory reserve	209	(38)
Unearned service revenue	1,318	1,436
Other	258	(102)

Deferred income tax asset—Current	3,883	3,243

Valuation Allowance	(1,042)	(1,398)

Net deferred income tax asset—Current	$2,841	$1,845

Net deferred income tax asset—Non-current
Depreciation	$1,256	$1,228
Goodwill amortization	(842)	(847)
Product design costs	(56)	(59)
Employee stock options	8	100
Unearned service revenue	679	52
Tax credits	—	279
Loss carryforwards	7,677	6,251

Deferred income tax asset—Non-current	8,722	7,004

Valuation Allowance	(5,262)	(3,019)

Net deferred income tax asset—Non-current	$3,460	$3,985

Net deferred income tax liability—Non-current Intangible assets	$(1,073)	$(1,200)

15.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases buildings and equipment under operating leases. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2007:

Years ending December 31,	Amount
2008	$4,397
2009	3,583
2010	1,951
2011	1,316
2012	1,103
Thereafter	237

Total future minimum lease payments	$12,587

Rent expense for 2007, 2006 and 2005 was approximately $3,662, $3,291 and $2,306, respectively.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of December 31, 2007, the Company does not have any long-term commitments for purchases.

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”) in the U.S. District Court for the Middle District of Florida. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (the “Lead Plaintiff”) was appointed as the lead plaintiff. On May 16, 2006, the Lead Plaintiff filed its Consolidated Amended Class Action Complaint against the Company and the individual defendants (the “Amended Complaint”). On February 3, 2007, the Court dismissed the Amended Complaint, without prejudice. On February 22, 2007, the Lead Plaintiff filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) against the Company and the individual defendants.

In the Second Amended Complaint, as in the Amended Complaint, the Lead Plaintiff seeks to include in the class all persons who purchased or otherwise acquired the Company’s common stock between April 15, 2004 and March 15, 2006 (the “Class”), and seeks an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934. Among other things, the Lead Plaintiff alleges that the Company’s reported inventory, gross margins and profits were false and misleading during a portion of the class period because the Company consciously overstated the value of its inventory; that the Company misstated during 2005 certain of the selling expenses it had accrued and had expected to incur; that certain Asian sales that the Company had reported during the class period had been the product of unlawful payments made in violation of the Foreign Corrupt Practices Act, and that the Company failed to disclose that it was utilizing unlawful means to achieve such sales; and that certain of the Company’s statements regarding the Company’s systems of internal controls had been false and misleading, in light of the above and other circumstances.

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. Pursuant to the Memorandum of Understanding, which is subject to certain conditions, the parties to the Securities Litigation will prepare and file a detailed Stipulation and Agreement of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy.

The proceeds of the settlement fund will be distributed to members of the Class and to the Lead Plaintiff’s counsel. The balance of the settlement fund will be used to pay various costs associated with providing notice of the terms of the proposed settlement to the Class and with administering the settlement. If the court approves the settlement, a judgment will be entered dismissing the Securities Litigation, with prejudice, as against each defendant.

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of good will. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In February 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors.

The Company has formed a committee of independent directors to review and investigate the shareholder’s demand, and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. To the Company’s knowledge, no defendant has been served with the Derivative Complaint.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice.—As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) of this matter in March 2006. The Company's internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006 and $3.1 million in 2007, relating to the FCPA matter, including $2.65 million for estimated fines and penalties to the DOJ and SEC.

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

The Company has engaged in settlement discussions with both the SEC and the DOJ concerning the FCPA matter. Although there is no assurance that such discussions will result in a resolution of the FCPA matter, the Company has determined that the settlement discussions are likely to result in a resolution that will include a fine and disgorgement of associated profits. The Company recorded a reserve of $2.65 million in anticipation of the amount that could be necessary to satisfy its financial obligations to the SEC and the DOJ in resolving this matter. Predicting at this time when the FCPA matter will be finally resolved with the SEC and the DOJ is not possible. The monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter, whether imposed on the Company or agreed to by settlement, may exceed the amount that has been reserved by the Company.

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

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

16.	STOCK COMPENSATION PLANS

The Company has four stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1993 Stock Option Plan (“1993 Plan”) and the 1997 Employee Stock Option Plan (“1997 Plan”) provide for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (“2004 Plan”) provides for granting options or stock appreciation rights to employees and non-employee directors.

The Company is authorized to grant options for up to 703,100 shares of common stock under the 1993 Plan, of which there are none outstanding. The Company is also authorized to grant options for up to 1,400,000 shares of common stock under the 1997 Plan, of which 97,659 options are currently outstanding at exercise prices between $1.50 and $27.40. These options have a 10 year term and vest over a 3-year period. The Company is also authorized to grant up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 63,000 options are currently outstanding at exercise prices between $1.61 and $21.56. Each non-employee director is granted 3,400 restricted shares of common stock that vest ratably over three years, and then annually on the day following the Annual Meeting of Shareholders, each non-employee director is granted 2,200 restricted shares of common stock that vest ratably over three years. The Company is also authorized to grant options for up to 1,750,000 shares of common stock under the 2004 Plan, of which 625,205 options are currently outstanding at exercise prices between $14.06 to $33.21, and 23,834 restricted stock units are outstanding at a stock price of $19.49 to $24.36. These options and restricted stock units have a 10 year term and vest over a 3-year period.

The restricted stock unit grants have a performance-based annual vesting on the anniversary date over their respective terms. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

In addition to the four stock option plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of Common Stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable. As of December 31, 2005 there were 11,090 shares which were accrued but not yet issued in connection with director’s elections. These shares were issued as of December 31, 2006. There were no shares issued under this plan during 2007.

In the fourth quarter of 2005, the Company accelerated the vesting for substantially all of its outstanding options, and recorded minimal expenses for its remaining unvested stock options during 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $7.7 million over the course of the original vesting periods. The fair value for any future grants will be included in expense over the vesting periods.

Compensation (income) costs charged to operations associated with the Company’s stock option plans were $1,217, $210, and ($150) in 2007, 2006, and 2005, respectively. The changes in stock option associated compensation cost were due to the vesting of options combined with market price fluctuations in the Company’s common stock under variable accounting and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	Years Ended December 31,
	2007	2006
Risk-free interest rate	3.26 - 4.5%	5.00%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	58.0 - 62.8%	63.2%
Weighted-average expected volatility	62.6%	63.2%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,058,440	$16.04
Granted	201,445	24.86
Forfeited	(33,010)	18.19
Exercised	(441,011)	12.20

Outstanding at December 31, 2007	785,864	$20.34	7.07	$9,905

Options exercisable at December 31, 2007	592,903	$18.92	6.38	$8,313

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2007 and 2006 was $12.80 and $7.32, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, and 2006 was $8.0 million and $0.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2007 and 2006 was $0.05 million and $0.03 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	40,524	$19.95
Granted	27,496	26.93
Forfeited	(726)	19.49
Vested	(19,353)	20.60

Non-vested at December 31, 2007	47,941	$24.03

As of December 31, 2007, there was $2.7 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.1 years.

17.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	15,443,259	$1.17	14,397,050	$0.57	14,169,140	$0.58
Effect of dilutive securities	278,956	(0.02)	163,281	(0.01)	273,108	(0.01)

Diluted EPS	15,722,215	$1.15	14,560,331	$0.56	14,442,248	$0.57

The effect of 10,000, 745,841 and 237,419 dilutive securities were not included for 2007, 2006 and 2005, as they were antidilutive.

18.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its U.S. employees, which provides benefits for all employees meeting certain age and service requirements. The Company may make a discretionary contribution each plan year, as determined by its Board of Directors. Discretionary contributions or employer matches can be made to the participant’s account but cannot exceed 100% of compensation. Costs charged to operations in connection with the Plan during 2007, 2006, and 2005 aggregated $569, $247 and $201, respectively.

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

The following table presents information about the Company’s reportable segments:

	2007	2006	2005
Americas Region
Net sales to external customers	$79,984	$62,967	$55,884
Operating loss	(1,554)	(6,191)	(6,640)
Long-lived assets	12,594	12,278	12,825
Capital expenditures	1,879	1,684	1,251
Total assets	$144,865	$69,607	$68,304

Europe/Africa Region
Net sales to external customers	$78,299	$60,869	$44,940
Operating income	11,716	8,130	8,322
Long-lived assets	18,423	16,397	12,461
Capital expenditures	1,079	1,333	1,931
Total assets	$75,279	$55,041	$39,112

Asia Pacific Region
Net sales to external customers	$33,334	$28,569	$24,766
Operating income	8,949	6,320	8,544
Long-lived assets	1,597	1,657	1,747
Capital expenditures	439	1,038	1,583
Total assets	$23,395	$19,628	$15,232

Totals
Net sales to external customers	$191,617	$152,405	$125,590
Operating income	19,111	8,259	10,226
Long-lived assets	32,614	30,332	27,033
Capital expenditures	3,397	4,055	4,765
Total assets	$243,539	$144,276	$122,648

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Sales	$40,289	$47,579	$44,521	$59,228
Gross profit	23,836	29,224	26,456	35,527
Net income	3,198	5,786	705	8,404
Net income per share:
Basic	$0.22	$0.39	$0.04	$0.51
Diluted	$0.22	$0.39	$0.04	$0.50

Quarter ended	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Sales	$32,056	$38,042	$38,365	$43,942
Gross profit	18,835	22,562	22,244	25,817
Net income	496	853	3,189	3,658
Net income per share:
Basic	$0.03	$0.06	$0.22	$0.25
Diluted	$0.03	$0.06	$0.22	$0.25

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, management has concluded that as of December 31, 2007, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in the reports the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

FARO Technologies, Inc.

Lake Mary, Florida

March 10, 2008

ITEM 9B.	OTHER INFORMATION.

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

The information to be set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers,” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Ethics, entitled “Code of Ethics for Senior Financial Officers,” that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Board of Directors has also adopted a Global Ethics Policy which is applicable to those officers as well as all of the Company’s employees. Both the Code of Ethics for Senior Financial Officers and the Global Ethics Policy are available on the Internet web site at http://www.faro.com/Company/ Corporate_Governance.asp. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Form 10-K. The Company will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

ITEM 11.	EXECUTIVE COMPENSATION.

The information to be set forth under the captions “Executive Compensation” and “Director of Compensation” in the Proxy Statement is incorporated herein by reference.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management to be set forth under the captions “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information to be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from information included under the caption entitled “Independent Public Accountants” set forth in our Proxy Statement.

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

(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4. 2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	2004 Equity Incentive Plan (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.4	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.5	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.7	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan* (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.8	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan* (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.9	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan* (Filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank. (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated July 11, 2006)

10.11	Employment Agreement dated October 20, 2006, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated October 20, 2006, and incorporated herein by reference)*

10.12	Employment Agreement dated December 5, 2006, by and between the Company and Keith Bair (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated December 5, 2006 and incorporated herein by reference) *

Exhibit No.	Description
10.13	Employment Agreement dated January 30, 2006 by and between the Company and Simon Raab (Filed as Exhibit 10.1 to Registrant’s Current report on Form 8-K dated January 30, 2006 and incorporated herein by reference)*

10.14	Sublease Agreement dated September 30, 2007 between the Company and Priority Healthcare Corporation

10.15	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

*	Indicates management contracts and compensatory plans and arrangements

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2007:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period
Year ended December 31, 2007
Deducted from assets which apply
Uncollectible accounts	$458	$373	$92	$739
Reserve for inventory obsolescence	404	1,841	380	1,865

Total	$862	$2,214	$472	$2,604

Year ended December 31, 2006
Deducted from assets which apply
Uncollectible accounts	$214	$257	$13	$458
Reserve for inventory obsolescence	373	1,053	1,022	404

Total	$587	$1,310	$1,035	$862

Year ended December 31, 2005
Deducted from assets which apply
Uncollectible accounts	$339	$112	$237	$214
Reserve for inventory obsolescence	191	1,314	1,132	373

Total	$530	$1,426	$1,369	$587

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: March 10, 2008	By:	/S/ KEITH S. BAIR
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

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	March 10, 2008

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer, (Principal Executive Officer), and Director	March 10, 2008

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer),	March 10, 2008

/s/ JOHN CALDWELL John Caldwell	Director	March 10, 2008

/s/ HUBERT D’AMOURS Hubert d’Amours	Director	March 10, 2008

/s/ STEPHEN R. COLE Stephen R. Cole	Director	March 10, 2008

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	March 10, 2008

/s/ ANDRE JULIEN Andre Julien	Director	March 10, 2008

/s/ MARVIN SAMBUR Marvin Sambur	Director	March 10, 2008