Form 10-Q
period 2008-03-29
FARO TECHNOLOGIES INC
filed 2008-05-02
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,677,854 shares of the registrant’s common stock April 25, 2008.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 29, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 29, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,486	$25,798
Short-term investments	83,160	77,375
Accounts receivable, net	48,146	54,767
Inventories	37,022	29,100
Deferred income taxes, net	4,013	2,841
Prepaid expenses and other current assets	9,646	6,719

Total current assets	201,473	196,600

Property and Equipment:
Machinery and equipment	13,696	12,895
Furniture and fixtures	5,398	5,008
Leasehold improvements	3,567	3,296

Property and equipment at cost	22,661	21,199
Less: accumulated depreciation and amortization	(15,036)	(13,672)

Property and equipment, net	7,625	7,527

Goodwill	20,096	19,117
Intangible assets, net	6,391	5,970
Service Inventory	12,001	10,865
Deferred income taxes, net	1,934	3,460

Total Assets	$249,520	$243,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,997	$12,450
Accrued liabilities	13,914	17,989
Income taxes payable	1,201	2,266
Current portion of unearned service revenues	9,523	8,594
Customer deposits	398	337
Current portion of obligations under capital leases	55	18

Total current liabilities	38,088	41,654
Unearned service revenues - less current portion	6,865	6,091
Deferred tax liability, net	1,158	1,073
Obligations under capital leases - less current portion	126	222

Total Liabilities	46,237	49,040

Commitments and contingencies - See Note O

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,714,454 and 16,700,966 issued; 16,617,540 and 16,604,052 outstanding, respectively	17	17
Additional paid-in-capital	147,034	146,489
Retained earnings	46,924	43,545
Accumulated other comprehensive income	9,459	4,599
Common stock in treasury, at cost - 40,000 shares	(151)	(151)

Total Shareholders’ Equity	203,283	194,499

Total Liabilities and Shareholders’ Equity	$249,520	$243,539

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 29, 2008	March 31, 2007
SALES	$46,090	$40,289
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	18,384	16,453

GROSS PROFIT	27,706	23,836

OPERATING EXPENSES:
Selling	14,428	12,304
General and administrative	5,646	5,023
Depreciation and amortization	1,015	1,091
Research and development	2,713	1,972

Total operating expenses	23,802	20,390

INCOME FROM OPERATIONS	3,904	3,446

OTHER (INCOME) EXPENSE
Interest income	(621)	(256)
Other (income) expense, net	(237)	(325)
Interest expense	441	2

INCOME BEFORE INCOME TAX	4,321	4,025

INCOME TAX EXPENSE	943	827

NET INCOME	$3,378	$3,198

NET INCOME PER SHARE - BASIC	$0.20	$0.22

NET INCOME PER SHARE - DILUTED	$0.20	$0.22

Weighted average shares - Basic	16,606,673	14,607,556

Weighted average shares - Diluted	16,738,891	14,700,094

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,378	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,015	1,092
Amortization of stock options and restricted stock units	422	199
Provision for bad debts	138	31
Deferred income tax benefit	471	111
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	8,815	2,960
Inventories	(7,129)	1,242
Prepaid expenses and other current assets	(2,745)	(1,754)
Income tax benefit from exercise of stock options	(43)	(1,422)
Increase (decrease) in:
Accounts payable and accrued liabilities	(4,193)	(5,509)
Income taxes payable	(1,135)	(1,171)
Customer deposits	177	(266)
Unearned service revenues	921	1,647

Net cash provided by operating activities	92	358

INVESTING ACTIVITIES:
Purchases of property and equipment	(577)	(719)
Payments for intangible assets	(331)	(42)
Purchases of short-term investments	(5,785)	—

Net cash used in investing activities	(6,693)	(761)

FINANCING ACTIVITIES:
Payments of capital leases	(58)	9
Income tax benefit from exercise of stock options	43	1,422
Proceeds from issuance of stock, net	80	1,224

Net cash provided by financing activities	65	2,655

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	224	(650)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,312)	1,602

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,798	15,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,486	$17,291

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 29, 2008 and March 31, 2007

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker and the FARO Laser Scanner LS, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended March 29, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company does not believe that any of its assets or liabilities are subject to the quarterly recurring measurement provisions of SFAS 157. The Company will make the disclosures necessary for any assets and liabilities measured on a recurring basis subject to the annual disclosure requirements of SFAS 157 at year-end. The disclosure requirements for assets and liabilities assessed on a non-recurring have been deferred by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, which is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The Company uses the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 29, 2008 and March 31, 2007:

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	2.15-2.55%	4.50%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	58.0%	62.8%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $422 and $199 for the three months ended March 29, 2008 and March 31, 2007, respectively.

A summary of stock option activity and weighted average exercise prices follows for the three months ended March 29, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 29, 2008
Outstanding at beginning of period	785,864	$20.34
Granted	189,300	30.55
Forfeited	(2,333)	20.96
Exercised	(8,285)	16.83

Outstanding at March 29, 2008	964,546	$22.30	6.87	$8,166

Options exercisable at March 29, 2008	648,544	$19.51	6.41	$7,387

The weighted-average grant-date fair value of the stock options granted during the three months ended March 29, 2008 and March 31, 2007 was $14.12 and $12.61 per option, respectively. The total intrinsic value of stock options exercised during the three months ended March 29, 2008 and March 31, 2007 was $0.1 million and $3.8 million, respectively. The fair value of stock options vested during the three months ended March 29, 2008 and March 31, 2007 was $0.7 million and $0.07 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 29, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	47,941	$24.03
Granted	16,600	27.01
Forfeited	(907)	21.79
Vested	(6,793)	23.06

Non-vested at March 29, 2008	56,841	$25.05

As of March 29, 2008, there was $5.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash paid for interest	$1	$2

Cash paid for income taxes	1,738	1,172

Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$—	$128

NOTE H – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Mar 29, 2008	As of Dec 31, 2007
Accounts receivable	$49,042	$55,506
Allowance for doubtful accounts	(896)	(739)

Total	$48,146	$54,767

NOTE I – INVENTORIES

Inventories consist of the following:

	As of Mar 29, 2008	As of Dec 31, 2007
Raw materials	$16,714	$12,614
Finished goods	7,111	4,903
Sales demonstration inventory	15,274	13,448
Reserve for excess and obsolete	(2,077)	(1,865)

Inventory	37,022	29,100
Service inventory	12,001	10,865

Total	$49,023	$39,965

NOTE J – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 29, 2008		March 31, 2007
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,606,673	$0.20	14,607,556	$0.22

Effect of dilutive securities	132,218	—	92,538	—

Diluted EPS	16,738,891	$0.20	14,700,094	$0.22

The effect of 277,936 and 2,100 dilutive securities were not included in the three months ended March 29, 2008 and March 31, 2007, respectively, as they were antidilutive.

NOTE K – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of Mar 29, 2008	As of Dec 31, 2007
Accrued compensation and benefits	$6,108	$10,689
Accrued warranties	2,241	1,980
Professional and legal fees	807	1,140
Accrued penalties	2,951	2,650
Other accrued liabilities	1,807	1,530

	$13,914	$17,989

NOTE L – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $8.6 million and $7.7 million at March 29, 2008 and December 31, 2007, respectively. The related valuation allowance was $7.2 million and $6.3 million at March 29, 2008 and December 31, 2007, respectively. The Company’s effective tax rate was 21.8% for the three months ended March 29, 2008 and 20.5% for the three months ended March 31, 2007. The Company currently estimates the effective tax rate will approximate 18%-22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2008 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, in the three month period ended March 29, 2008, and $0.5 million, or $0.03 per share, in the three month period ended March 31, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.4 million, or $0.03 per share, during the three month period ended March 29, 2008, and $0.3 million, or $0.02 per share, in the three months ended March 31, 2007.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	March 29, 2008	March 31, 2007
Americas Region
Net sales to external customers	$19,120	$19,203
Operating income	522	1,093
Long-lived assets	12,786	12,231
Capital expenditures	321	483
Total assets	153,054	69,624

Europe/Africa Region
Net sales to external customers	$18,863	14,980
Operating income	1,900	1,158
Long-lived assets	19,821	16,545
Capital expenditures	357	177
Total assets	73,581	56,961

Asia Pacific Region
Net sales to external customers	$8,107	6,106
Operating income	1,482	1,195
Long-lived assets	1,505	1,609
Capital expenditures	22	87
Total assets	22,885	18,836

Totals
Net sales to external customers	$46,090	40,289
Operating income	3,904	3,446
Long-lived assets	34,112	30,385
Capital expenditures	700	747
Total assets	249,520	145,421

NOTE N – COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended
	March 29, 2008	March 31, 2007
NET INCOME	$3,378	$3,198
OTHER COMPREHENSIVE INCOME:
Currency translation adjustment	4,860	389

COMPREHENSIVE INCOME	$8,238	$3,587

NOTE O – COMMITMENTS AND CONTINGENCIES

Leases - The Company is a party to leases arising in the normal course of business which expire on or before 2011. Total obligations under these leases will be approximately $4.4 million for 2008.

Purchase Commitments - The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 29, 2008, the Company does not have any long-term commitments for purchases.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

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

Derivative Action - On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of good will. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. To the Company’s knowledge, no defendant has been served with the Derivative Complaint.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice. - As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) of this matter in March 2006. The Company’s internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the quarter ended March 29, 2008, relating to the FCPA matter, including $2.95 million for estimated fines, penalties and interest to the DOJ and SEC.

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

The Company believes that settlement discussions between it and both the SEC and the DOJ concerning the FCPA matter have been concluded. In that regard, the Company has signed and delivered to the SEC and DOJ settlement agreements and documents concerning the FCPA matter. Those settlement agreements and documents are subject to formal approval by both the SEC and the DOJ and will not become final until such formal approval occurs. Those settlement agreements and documents obligate the Company to pay an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest, and the Company recorded a reserve of that amount. In addition to the monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future. Assuming that the SEC and DOJ formally approve the settlement agreements and documents that were signed by the Company, the resolution of the FCPA matter will not result in formal criminal charges being filed against it by the DOJ.

While the Company has no reason to believe that the SEC and DOJ will not formally approve the settlement agreements and documents, the Company cannot provide assurance if and when such formal approval will occur. As a result, the monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter may exceed the amount that has been reserved by the Company and the terms of the final resolution may differ from that contained in the current settlement agreements and documents.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of March 29, 2008, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

NOTE Q – SUBSEQUENT EVENT

On April 30, 2008, subsequent to the quarter ended March 29, 2008, the Company entered into a license agreement with Dimensional Photonics International, Inc. (“DPI”), a leading provider of high-speed, high-accuracy digital shape scanners, for the global technology rights related to the development, manufacture and sale of DPI’s licensed products for a broad range of industrial applications. The terms of the agreement include an initial payment and subsequent royalties based on sales of products that incorporate the licensed technology rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2007 Annual Report, Form 10-K, for the year ended December 31, 2007.

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

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, (xx) compliance with government regulations including health, safety, and environmental matters, (xxi) the ultimate costs of the Company’s monitoring obligations in respect of the Foreign Corrupt Practices Act (“FCPA”) matter; and (xxii) other factors noted herein;

•	changes in gross margins due to changing product mix of products sold and the different gross margins on different products;

•

the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance into its products;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Scan Arm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of March 2008, the Company’s products have been purchased by approximately 7,600 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company derives revenues primarily from the sale of its FaroArm, FARO Scan Arm, FARO Gage, FARO Laser Tracker and FARO Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from the sale of the technology by the licensees.

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

The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2008, 41.5% of the Company’s sales were in the Americas compared to 47.7% in the first three months of 2007, 40.9% were in the Europe/Africa region compared to 37.2% in the first quarter of 2007 and 17.6% were in the Asia/Pacific region, compared to 15.1% in the same prior year period (see also Note M- Segment Reporting, to the financial statements above). In the first quarter of 2008 new order bookings increased $8.8 million, or 23.0%, to $47.0 million from $38.2 million in the prior year period. New orders increased $1.2 million, or 7.0%, in the Americas to $18.4 million, from $17.2 million in the prior year period. New orders increased $4.2 million, or 27.6% to $19.4 million in Europe/Africa from $15.2 in the first quarter of 2007. In Asia/Pacific new orders increased $3.4 million, or 58.6% to $9.2 million, from $5.8 million in the first quarter of 2007.

The Company’s effective tax rate increased to 21.8% for the three months ended March 29, 2008 from 20.5% in the prior year period. The Company currently estimates that its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

Accounting for wholly-owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction. Inter-company transactions are eliminated in consolidation. Fluctuations in exchange rates may have an impact in the Company’s consolidated financial statements upon the expected settlement of these inter-company accounts. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2007 or the three months ended March 29, 2008.

The Company has had twenty-three consecutive profitable quarters through March 29, 2008. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007 and $0.3 million in the three months ended March 29, 2008, including $2.95 million for estimated fines, penalties, and interest to the DOJ and SEC, relating to the FCPA matter.

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

The Company believes that settlement discussions between it and both the SEC and the DOJ concerning the FCPA matter have been concluded. In that regard, the Company has signed and delivered to the SEC and DOJ settlement agreements and documents concerning the FCPA matter. Those settlement agreements and documents are subject to formal approval by both the SEC and the DOJ and will not become final until such formal approval occurs. Those settlement agreements and documents obligate the Company to pay an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest, and the Company recorded a reserve of that amount. In addition to the monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future. Assuming that the SEC and DOJ formally approve the settlement agreements and documents that were signed by the Company, the resolution of the FCPA matter will not result in formal criminal charges being filed against it by the DOJ.

While the Company has no reason to believe that the SEC and DOJ will not formally approve the settlement agreements and documents, the Company cannot provide assurance if and when such formal approval will occur. As a result, the monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter may exceed the amount that has been reserved by the Company and the terms of the final resolution may differ from that contained in the current settlement agreements and documents.

The Company is currently involved in a class action securities fraud lawsuit. (See Part II. OTHER INFORMATION: Item 1. Legal Proceedings). Neither the ultimate outcome of any of these actions, nor the potential impact on the Company’s business, financial condition, or reported results of operations in any future period can be predicted.

Results of Operations

Three Months Ended March 29, 2008 Compared to the Three Months Ended March 31, 2007

Sales increased by $5.8 million or 14.4% to $46.1 million in the three months ended March 29, 2008 from $40.3 million for the three months ended March 31, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. Sales in the Americas region decreased $0.1 million or 0.4% to $19.1 million for the three months ended March 29, 2008 from $19.2 million in the three months ended March 31, 2007. Sales in the Europe/Africa region increased $3.9 million or 25.9%, to $18.9 million for the three months ended March 29, 2008 from $15.0 million in the three months ended March 31, 2007. Sales in the Asia/Pacific region increased $2.0 million or 32.8% to $8.1 million for the three months ended March 29, 2008 from $6.1 million in the three months ended March 31, 2007.

Gross profit increased by $3.9 million or 16.2% to $27.7 million for the three months ended March 29, 2008 from $23.8 million for the three months ended March 31, 2007. Gross margin increased to 60.1% for the three months ended March 29, 2008 from 59.2% for the three months ended March 31, 2007. The increase in gross margin is primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a lower than average cost of sales.

Selling expenses increased by $2.1 million or 17.3% to $14.4 million for the three months ended March 29, 2008 from $12.3 million for three months ended March 31, 2007. This increase was primarily due to an increase in commission and compensation expense of $1.1 million and higher travel related costs of $0.6 million. Worldwide sales and marketing headcount increased by 58 or 20.6% to 339 from 281 between March 29, 2008 and March 31, 2007. Regionally, the Company’s sales and marketing headcount increased by 30 or 33.0% in the Americas, to 121 from 91; increased by 8 or 6.6% in Europe/Africa, to 130 from 122; and increased by 20 or 29.4% in Asia/Pacific, to 88 from 68 between March 29, 2008 and March 31, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 31.3% of sales in the three months ended March 29, 2008 from 30.5% in the three months ended March 31, 2007. Regionally, selling expenses were 28.5% of sales in the Americas for the quarter, compared to 25.9% of sales in the year-ago quarter, 33.2% of sales for Europe/Africa compared to 35.8% of sales, and 33.5% of sales compared to 32.2% of sales for Asia/Pacific.

General and administrative expenses increased by $0.6 million or 12.4%, to $5.6 million for the three months ended March 29, 2008 from $5.0 million for the three months ended March 31, 2007, primarily due to an increase in compensation costs of $0.6 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $0.4 million, offset by a reduction in professional and legal fees of $0.6 million related to the Company’s FCPA investigation and patent litigation.

Depreciation and amortization expenses decreased by $0.1 million to $1.0 million for the three months ended March 29, 2008 from $1.1 million for the three months ended March 31, 2007.

Research and development expenses increased to $2.7 million for the three months ended March 29, 2008 from $2.0 million for the three months ended March 31, 2007 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 5.9% for the three months ended March 29, 2008 from 4.9% for the three months ended March 31, 2007.

Interest income increased by $0.4 million to $0.62 million for the three months ended March 29, 2008 from $0.26 million for the three months ended March 31, 2007, due to an increase in cash and short term investments.

Interest expense increased by $0.4 million to $0.4 million for the three months ended March 29, 2008 from $0.0 million for the three months ended March 31, 2007, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA matter.

Other (income) expense, net decreased by $0.1 million to $0.2 million of income for the three months ended March 29, 2008, from income of $0.33 million for the three months ended March 31, 2007, primarily as a result of lower foreign exchange transaction gains.

Income tax expense increased by $0.1 million to $0.9 million for the three months ended March 29, 2008 from $0.8 million for the three months ended March 31, 2007. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $8.6 million and $7.7 million at March 29, 2008 and December 31, 2007, respectively. The related valuation allowance was $7.2 million and $6.3 million at March 29, 2008 and

December 31, 2007, respectively. The Company’s effective tax rate increased to 21.8% for the three months ended March 29, 2008 from 20.5% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.2 million to $3.4 million for the three months ended March 29, 2008 from $3.2 million for the three months ended March 31, 2007 as a result of the factors described above.

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

Cash and cash equivalents decreased by $6.3 million to $19.5 million at March 29, 2008 from $25.8 million at December 31, 2007. The decrease was primarily attributable to an increase in short term investments of $5.8 million, purchases of equipment and intangible assets of $0.9 million, offset by net cash provided by operating activities of $0.1 million, and $0.2 million related to the effects of foreign exchange rate changes on cash. The Company’s short term investments increased to $83.2 million at March 29, 2008 from $77.4 million at December 31, 2007.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of March 29, 2008, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

Revenue Recognition - Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized from the sale of the technology by the licensees.

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

Income Taxes - The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share for the three months ended March 29, 2008 and for the three months ended March 31, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.4 million, or $0.03 per share for the three months ended March 29, 2008, and $0.3 million, or $0.02 per share for the three months ended March 29, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

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

Derivative Action - On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of good will. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. To the Company’s knowledge, no defendant has been served with the Derivative Complaint.

Voluntary Disclosure of Foreign Corrupt Practices Act Matter to the Securities and Exchange Commission and Department of Justice. - As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) of this matter in March 2006. The Company's internal investigation into this matter has been completed. The Company’s internal investigation identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the three months ended March 29, 2008, relating to the FCPA matter, including $2.95 million for estimated fines and penalties to the DOJ and SEC.

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

The Company believes that settlement discussions between it and both the SEC and the DOJ concerning the FCPA matter have been concluded. In that regard, the Company has signed and delivered to the SEC and DOJ settlement agreements and documents concerning the FCPA matter. Those settlement agreements and documents are subject to formal approval by both the SEC and the DOJ and will not become final until such formal approval occurs. Those settlement agreements and documents obligate the Company to pay an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest, and the Company recorded a reserve of that amount. In addition to the monetary sanctions, the Company will have continuing obligations with the SEC and the DOJ with respect to monitoring, compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future. Assuming that the SEC and DOJ formally approve the settlement agreements and documents that were signed by the Company, the resolution of the FCPA matter will not result in formal criminal charges being filed against it by the DOJ.

While the Company has no reason to believe that the SEC and DOJ will not formally approve the settlement agreements and documents, the Company cannot provide assurance if and when such formal approval will occur. As a result, the monetary sanctions ultimately paid by the Company to the SEC and the DOJ in resolving this matter may exceed the amount that has been reserved by the Company and the terms of the final resolution may differ from that contained in the current settlement agreements and documents.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business. The Company does not believe the results of such litigation would have a material adverse effect on the Company’s business, financial condition or results of operations

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2007 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 2, 2008	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)