Form 10-Q
period 2008-06-28
FARO TECHNOLOGIES INC
filed 2008-08-06
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,691,054 shares of the registrant’s common stock as of July 23, 2008.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 28, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 28, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$16,757	$25,798
Short-term investments	77,765	77,375
Accounts receivable, net	52,819	54,767
Inventories	38,140	29,100
Deferred income taxes, net	5,812	2,841
Prepaid expenses and other current assets	8,786	6,719

Total current assets	200,079	196,600

Property and Equipment:
Machinery and equipment	16,444	12,895
Furniture and fixtures	3,953	5,008
Leasehold improvements	3,604	3,296

Property and equipment at cost	24,001	21,199
Less: accumulated depreciation and amortization	(15,853)	(13,672)

Property and equipment, net	8,148	7,527

Goodwill	20,088	19,117
Intangible assets, net	9,169	5,970
Service inventory	12,491	10,865
Deferred income taxes, net	1,930	3,460

Total Assets	$251,905	$243,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,037	$12,450
Accrued liabilities	13,163	17,989
Income taxes payable	769	2,266
Current portion of unearned service revenues	10,331	8,594
Customer deposits	308	337
Current portion of obligations under capital leases	32	18

Total current liabilities	33,640	41,654
Unearned service revenues - less current portion	7,086	6,091
Deferred tax liability, net	1,157	1,073
Obligations under capital leases - less current portion	129	222

Total Liabilities	42,012	49,040

Commitments and contingencies - See Note O

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,731,054 and 16,700,966 issued; 16,634,140 and 16,604,052 outstanding, respectively	17	17
Additional paid-in-capital	147,672	146,489
Retained earnings	53,289	43,545
Accumulated other comprehensive income	9,066	4,599
Common stock in treasury, at cost - 40,000 shares	(151)	(151)

Total Shareholders’ Equity	209,893	194,499

Total Liabilities and Shareholders’ Equity	$251,905	$243,539

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
SALES	$57,749	$47,579	$103,839	$87,868
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	21,510	18,355	39,894	34,808

GROSS PROFIT	36,239	29,224	63,945	53,060

OPERATING EXPENSES:
Selling	17,076	14,022	31,504	26,326
General and administrative	7,014	5,495	12,660	10,518
Depreciation and amortization	1,120	951	2,135	2,042
Research and development	3,172	2,276	5,885	4,248

Total operating expenses	28,382	22,744	52,184	43,134

INCOME FROM OPERATIONS	7,857	6,480	11,761	9,926

OTHER (INCOME) EXPENSE
Interest income	(456)	(336)	(1,077)	(592)
Other (income) expense, net	419	(382)	182	(707)
Interest expense	7	2	448	4

INCOME BEFORE INCOME TAX	7,887	7,196	12,208	11,221

INCOME TAX EXPENSE	1,522	1,410	2,465	2,237

NET INCOME	$6,365	$5,786	$9,743	$8,984

NET INCOME PER SHARE - BASIC	$0.38	$0.39	$0.59	$0.61

NET INCOME PER SHARE - DILUTED	$0.38	$0.39	$0.58	$0.60

Weighted average shares - Basic	16,627,540	14,712,677	16,618,333	14,660,993

Weighted average shares - Diluted	16,784,473	14,980,519	16,758,363	14,877,636

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$9,743	$8,984
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,135	2,042
Amortization of stock options and restricted stock units	1,060	573
Provision for bad debts	446	28
Deferred income tax benefit	(1,329)	(188)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	4,049	(1,769)
Inventories	(8,856)	(784)
Prepaid expenses and other current assets	(1,877)	(659)
Income tax benefit from exercise of stock options	(43)	(2,260)
Increase (decrease) in:
Accounts payable and accrued liabilities	(8,962)	(1,703)
Income taxes payable	(1,542)	(1,163)
Customer deposits	186	(270)
Unearned service revenues	1,957	3,270

Net cash (used in) provided by operating activities	(3,033)	6,101

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,952)	(1,345)
Payments for intangible assets	(3,333)	(148)
Purchases of short-term investments	(390)	(5,230)

Net cash used in investing activities	(5,675)	(6,723)

FINANCING ACTIVITIES:
Payments on capital leases	(81)	(55)
Income tax benefit from exercise of stock options	43	2,260
Proceeds from issuance of stock, net	80	3,356

Net cash provided by financing activities	42	5,561

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(375)	(1,415)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,041)	3,524

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,798	15,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,757	$19,213

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 28, 2008 and June 30, 2007

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments of a normal recurring nature considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any future period.

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

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company does not believe that any of its assets or liabilities are subject to the quarterly recurring measurement provisions of SFAS 157. The Company will make the disclosures necessary for any assets and liabilities measured on a recurring basis subject to the annual disclosure requirements of SFAS 157 at year-end. The disclosure requirements for assets and liabilities assessed on a non-recurring basis have been deferred by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended June 28, 2008 and June 30, 2007:

	For the Six Months Ended
	June 28, 2008	June 30, 2007
Risk-free interest rate	2.15-3.04%	4.50%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	58.0%	60.1% and 62.	8%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $638 and $374 for the three months ended June 28, 2008 and June 30, 2007, respectively and $1,060 and $573 for the six months ended June 28, 2008 and June 30, 2007, respectively.

A summary of stock option activity and weighted average exercise prices follows for the six months ended June 28, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 28, 2008
Outstanding at beginning of period	785,864	$20.34
Granted	198,800	30.47
Forfeited	(2,333)	20.96
Exercised	(8,285)	16.83

Outstanding at June 28, 2008	974,046	$22.43	6.62	$4,600

Options exercisable at June 28, 2008	648,544	$19.51	6.16	$4,354

The weighted-average grant-date fair value of the stock options granted during the six months ended June 28, 2008 and June 30, 2007 was $14.09 and $11.48 per option, respectively. The total intrinsic value of stock options exercised during the three months ended June 28, 2008 and June 30, 2007 was $0.0 million and $2.3 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 28, 2008 and June 30, 2007 was $0.1 million and $6.1 million, respectively. The total fair value of stock options vested during the three months ended June 28, 2008 and June 30, 2007 was $0.1 million and $0.03 million, respectively. The total fair value of stock options vested during the six months ended June 28, 2008 and June 30, 2007 was $0.8 million and $0.03 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 28, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	47,941	$24.03
Granted	33,200	27.10
Forfeited	(907)	21.79
Vested	(13,474)	26.65

Non-vested at June 28, 2008	66,760	$25.06

As of June 28, 2008, there was $5.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash paid for interest	$3	$4
Cash paid for income taxes	5,458	2,922
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	—	430

NOTE H – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 28, 2008	As of December 31, 2007
Accounts receivable	$53,979	$55,506
Allowance for doubtful accounts	(1,160)	(739)

Total	$52,819	$54,767

NOTE I – INVENTORIES

Inventories consist of the following:

	As of June 28, 2008	As of December 31, 2007
Raw materials	$15,692	$12,614
Finished goods	8,114	4,903
Sales demonstration inventory	16,314	13,448
Reserve for excess and obsolete	(1,980)	(1,865)

Inventory	$38,140	$29,100

Service inventory	$12,491	$10,865

NOTE J – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,627,540	$0.38	14,712,677	$0.39	16,618,333	$0.59	14,660,993	$0.61
Effect of dilutive securities	156,933	—	267,842	—	140,030	(0.01)	216,643	(0.01)

Diluted EPS	16,784,473	$0.38	14,980,519	$0.39	16,758,363	$0.58	14,877,636	$0.60

The effect of 192,900 and 10,000 dilutive securities were not included in the three month periods ended June 28, 2008 and June 30, 2007, respectively, and 194,400 and 16,100 dilutive securities were not included in the six month periods ended June 28, 2008 and June 30, 2007, respectively, as they were antidilutive.

NOTE K – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 28, 2008	As of December 31, 2007
Accrued compensation and benefits	$8,171	$10,689
Accrued warranties	2,094	1,980
Professional and legal fees	867	1,140
Accrued penalties	—	2,650
Other accrued liabilities	2,031	1,530

	$13,163	$17,989

NOTE L – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $9.4 million and $7.7 million at June 28, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.0 million and $6.3 million at June 28, 2008 and December 31, 2007, respectively. The Company’s effective tax rate was 20.2% and 19.9% for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company currently estimates the effective tax rate will approximate 18%-22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2008 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.4 million, or $0.08 per share, in the six month period ended June 28, 2008, and $1.0 million, or $0.07 per share, in the six month period ended June 30, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.05 per share, during the six month period ended June 28, 2008, and $0.8 million, or $0.06 per share, in the six months ended June 30, 2007.

NOTE M – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region.

The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Americas Region
Net sales to external customers	$20,215	$19,836	$39,335	$39,039
Operating (loss) income	(743)	1,093	(221)	2,186
Long-lived assets	16,112	12,217	16,112	12,217
Capital expenditures	814	327	1,135	810
Total assets	148,438	76,322	148,438	76,322

Europe/Africa Region
Net sales to external customers	$27,018	$19,115	$45,881	$34,095
Operating income	5,647	2,769	7,547	3,927
Long-lived assets	19,901	16,898	19,901	16,898
Capital expenditures	516	242	873	419
Total assets	79,179	62,108	79,179	62,108

Asia Pacific Region
Net sales to external customers	$10,516	$8,628	$18,623	$14,734
Operating income	2,953	2,618	4,435	3,813
Long-lived assets	1,392	1,562	1,392	1,562
Capital expenditures	66	77	88	164
Total assets	24,288	21,599	24,288	21,599

Totals
Net sales to external customers	$57,749	$47,579	$103,839	$87,868
Operating income	7,857	6,480	11,761	9,926
Long-lived assets	37,405	30,677	37,405	30,677
Capital expenditures	1,396	646	2,096	1,393
Total assets	251,905	160,029	251,905	160,029

NOTE N – COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
NET INCOME	$6,365	$5,786	$9,743	$8,984
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency translation adjustments	(392)	(72)	4,468	315

COMPREHENSIVE INCOME	$5,973	$5,714	$14,211	$9,299

NOTE O – COMMITMENTS AND CONTINGENCIES

Leases – The Company is a party to leases arising in the normal course of business which expire on or before 2011. Total obligations under these leases will be approximately $4.4 million for 2008.

Purchase Commitments – The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 28, 2008, the Company does not have any long-term commitments for purchases.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On June 2, 2008, the Court entered an order preliminarily approving the settlement, and providing for notice of the proposed settlement to Class members. The Court’s order also set an October 3, 2008 hearing on whether to grant final approval of the settlement.

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

Derivative Action – On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the

Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of goodwill. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. On July 7, 2008, the Company was served with the Derivative Complaint. No defendant to the Derivative Complaint has appeared, to date, in the derivative action litigation.

Settlement of Foreign Corrupt Practices Act Matter with the Securities and Exchange Commission and Department of Justice.—As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) of this matter in March 2006. The Company’s internal investigation into the matter, which has been completed, identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the six months ended June 28, 2008, relating to the FCPA matter, including $2.95 million for fines, penalties and interest to the DOJ and SEC.

The Company has entered into settlement agreements and documents with the SEC and DOJ concerning the FCPA matter, pursuant to which the Company paid an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest. The Company also has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition, or results of operations.

NOTE P – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of June 28, 2008, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include, among others, and those elsewhere in this report and the following:

•	the Company’s inability to further penetrate its customer base;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and the financial condition of its customers;

•	the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Scan Arm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of June 2008, the Company’s products have been purchased by approximately 7,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the six months ended June 28, 2008, 37.9% of the Company’s sales were in the Americas compared to 44.4% in the first six months of 2007, 44.2% were in the Europe/Africa region compared to 38.8% in the first six months of 2007 and 17.9% were in the Asia/Pacific region, compared to 16.8% in the same prior year period (see also Note M- Segment Reporting, to the financial statements above). In the second quarter of 2008 new order bookings increased $8.3 million, or 16.5%, to $58.7 million from $50.4 million in the prior year period. New orders decreased $0.3 million, or 1.5%, in the Americas to $20.2 million, from $20.5 million in the prior year period. New orders increased $6.8 million, or 32.9% to $27.5 million in Europe/Africa from $20.7 in the second quarter of 2007. In Asia/Pacific new orders increased $1.8 million, or 19.6% to $11.0 million, from $9.2 million in the second quarter of 2007.

The Company’s effective tax rate increased to 20.2% for the six months ended June 28, 2008 from 19.9% in the prior year period. The Company currently estimates that its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

Accounting for wholly-owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction. Inter-company transactions are eliminated in consolidation. Fluctuations in exchange rates may have an impact in the Company’s consolidated financial statements upon the expected settlement of these inter-company accounts. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2007 or the six months ended June 28, 2008.

The Company has had twenty-four consecutive profitable quarters through June 28, 2008. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions.

FCPA Update

As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the FCPA and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the SEC and the DOJ of this matter in March 2006. The Company’s internal investigation into this matter, which has been completed, identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007 and $0.3 million in the six months ended June 28, 2008, including $2.95 million in fines, penalties, and interest to the DOJ and SEC, relating to the FCPA matter.

The Company has entered into settlement agreements and documents with the SEC and DOJ concerning the FCPA matter, pursuant to which the Company has paid an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest. The Company also has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company is currently involved in a class action securities fraud lawsuit and has been served with a shareholder derivative complaint. (See Part II. OTHER INFORMATION: Item 1. Legal Proceedings). None of these actions to date has had a material impact on the Company’s business, financial condition, liquidity, or results of operations. The potential impact on the Company’s business, financial condition, liquidity, or results of operations from these actions in any future period cannot be predicted.

Results of Operations

Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007

Sales increased by $10.1 million or 21.4% to $57.7 million in the three months ended June 28, 2008 from $47.6 million for the three months ended June 30, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. The effect of changes in foreign exchange rates on sales was an increase of $4.5 million in the three months ended June 28, 2008. Sales in the Americas region increased $0.3 million or 1.9% to $20.2 million for the three months ended June 28, 2008 from $19.9 million in the three months ended June 30, 2007. Sales in the Europe/Africa region increased $7.9 million or 41.3%, to $27.0 million for the three months ended June 28, 2008 from $19.1 million in the three months ended June 30, 2007. Sales in the Asia/Pacific region increased $1.9 million or 21.9% to $10.5 million for the three months ended June 28, 2008 from $8.6 million in the three months ended June 30, 2007.

Gross profit increased by $7.0 million or 24.0% to $36.2 million for the three months ended June 28, 2008 from $29.2 million for the three months ended June 30, 2007. Gross margin increased to 62.8% for the three months ended June 28, 2008 from 61.3% for the three months ended June 30, 2007. The increase in gross margin is primarily due to a change in the sales mix resulting in an increase in unit sales of product lines with a lower than average cost of sales.

Selling expenses increased by $3.1 million or 21.8% to $17.1 million for the three months ended June 28, 2008 from $14.0 million for three months ended June 30, 2007. This increase was primarily due to an increase in commission and compensation expense of $2.1 million, an increase in marketing and advertising costs of $0.4 million, and higher travel related costs of $0.5 million. Worldwide sales and marketing headcount increased by 42 or 13.7% to 348 from 306 between June 28, 2008 and June 30, 2007. Regionally, the Company’s sales and marketing headcount increased by 29 or 29.6% in the Americas, to 127 from 98; remained unchanged in Europe/Africa at 127; and increased by 13 or 16.0% in Asia/Pacific, to 94 from 81 between June 28, 2008 and June 30, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 29.6% of sales in the three months ended June 28, 2008 from 29.4% in the three months ended June 30, 2007. Regionally, selling expenses were 30.0% of sales in the Americas for the quarter, compared to 24.7% of sales in the year-ago quarter, 30.1% of sales for Europe/Africa compared to 34.4% of sales, and 27.3% of sales compared to 29.1% of sales for Asia/Pacific.

General and administrative expenses increased by $1.5 million or 27.6%, to $7.0 million for the three months ended June 28, 2008 from $5.5 million for the three months ended June 30, 2007, primarily due to an increase in compensation costs of $0.7 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $0.3 million, an increase in the allowance for doubtful accounts of $0.3 million, and higher travel related costs of $0.2 million, offset by a reduction in professional and legal fees of $0.5 million related to the Company’s FCPA investigation and patent litigation.

Depreciation and amortization expenses increased by $0.1 million to $1.1 million for the three months ended June 28, 2008 from $1.0 million for the three months ended June 30, 2007.

Research and development expenses increased to $3.2 million for the three months ended June 28, 2008 from $2.3 million for the three months ended June 30, 2007 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 5.5% for the three months ended June 28, 2008 from 4.8% for the three months ended June 30, 2007.

Interest income increased by $0.12 million to $0.46 million for the three months ended June 28, 2008 from $0.34 million for the three months ended June 30, 2007, due to an increase in cash and short term investments.

Other (income) expense, net decreased by $0.8 million to $0.42 million of expense for the three months ended June 28, 2008, from income of $0.38 million for the three months ended June 30, 2007, primarily as a result of foreign exchange transaction losses.

Income tax expense increased by $0.1 million to $1.5 million for the three months ended June 28, 2008 from $1.4 million for the three months ended June 30, 2007. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $9.4 million and $7.7 million at June 28, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.0 million and $6.3 million at June 28, 2008 and December 31, 2007, respectively. The Company’s effective tax rate decreased to 19.3% for the three months ended June 28, 2008 from 19.6% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.6 million to $6.4 million for the three months ended June 28, 2008 from $5.8 million for the three months ended June 30, 2007 as a result of the factors described above.

Six Months Ended June 28, 2008 Compared to the Six Months Ended June 30, 2007

Sales increased by $15.9 million or 18.2% to $103.8 million in the six months ended June 28, 2008 from $87.9 million for the six months ended June 30, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. The effect of changes in foreign exchange rates on sales was an increase of $7.7 million in the six months ended June 28, 2008. Sales in the Americas region increased $0.2 million or 0.8% to $39.3 million for the six months ended June 28, 2008 from $39.1 million in the six months ended June 30, 2007. Sales in the Europe/Africa region increased $11.8 million or 34.6%, to $45.9 million for the six months ended June 28, 2008 from $34.1 million in the six months ended June 30, 2007. Sales in the Asia/Pacific region increased $3.9 million or 26.4% to $18.6 million for the six months ended June 28, 2008 from $14.7 million in the six months ended June 30, 2007.

Gross profit increased by $10.8 million or 20.5% to $63.9 million for the six months ended June 28, 2008 from $53.1 million for the six months ended June 30, 2007. Gross margin increased to 61.6% for the six months ended June 28, 2008 from 60.4% for the six months ended June 30, 2007. The increase in gross margin is primarily due to an increase in unit sales in product lines with lower unit costs than the prior year period.

Selling expenses increased by $5.2 million or 19.7% to $31.5 million for the six months ended June 28, 2008 from $26.3 million for six months ended June 30, 2007. This increase was primarily due to an increase in commission and compensation expense of $3.2 million, an increase in marketing and advertising costs of $0.4 million, and an increase in travel expense of $1.1 million. Worldwide sales and marketing headcount increased by 42, to 348 from 306 between June 30, 2007 and June 28, 2008. Regionally, the Company’s sales and marketing headcount increased by 29 or 29.6% in the Americas, to 127 from 98; remained unchanged in Europe/Africa at 127; and increased by 13 or 16.0% in Asia/Pacific, to 94 from 81 between June 28, 2008 and June 30, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 30.3% of sales in the six months ended June 28, 2008 from 29.9% in the six months ended June 30, 2007. Regionally, selling expenses were 29.3% of sales in the Americas for the six months ended June 28, 2008, compared to 25.4% of sales in the year-ago period, 31.4% of sales for Europe/Africa compared to 34.9% of sales and 30.0% of sales compared to 30.6% of sales for Asia/Pacific.

General and administrative expenses increased by $2.2 million or 20.4%, to $12.7 million for the six months ended June 28, 2008 from $10.5 million for the six months ended June 30, 2007. General and administrative expenses as a percentage of sales increased to 12.2% for the six months ended June 28, 2008 from 11.9% for the six months ended June 30, 2007 due to an increase in compensation expense of $1.3 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $0.7 million, an increase in the allowance for doubtful accounts of $0.4 million, and higher travel related costs of $0.3 million, offset by a reduction in professional and legal fees of $1.1 million related to the Company’s FCPA investigation and patent litigation.

Depreciation and amortization expenses increased by $0.1 million to $2.1 million for the six months ended June 28, 2008 from $2.0 million for the six months ended June 30, 2007 as a result of a increase in purchases of property and equipment.

Research and development expenses increased to $5.9 million for the six months ended June 28, 2008 from $4.2 million for the six months ended June 30, 2007 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 5.7% for the six months ended June 28, 2008 from 4.8% for the six months ended June 30, 2007.

Interest income increased by $0.49 million to $1.08 million for the six months ended June 28, 2008 from $0.59 million for the six months ended June 30, 2007, due to an increase in short term investments.

Interest expense increased by $0.4 million to $0.4 million for the six months ended June 28, 2008 from $0.0 million for the six months ended June 30, 2007, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA matter.

Other (income) expense, net decreased by $0.89 million to $0.18 million of expense for the six months ended June 28, 2008, from income of $0.71 million for the six months ended June 30, 2007, primarily as a result of foreign exchange transaction losses.

Income tax expense increased by $0.3 million to $2.5 million for the six months ended June 28, 2008 from $2.2 million for the six months ended June 30, 2007. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $9.4 million and $7.7 million at June 28, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.0 million and $6.3 million at June 28, 2008 and December 31, 2007, respectively. The Company’s effective tax rate increased to 20.2% for the six months ended June 28, 2008 from 19.9% in the prior year period primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.7 million to $9.7 million for the six months ended June 28, 2008 from $9.0 million for the six months ended June 30, 2007 as a result of the factors described above.

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

Cash and cash equivalents decreased by $9.0 million to $16.8 million at June 28, 2008 from $25.8 million at December 31, 2007. The decrease was primarily attributable to an increase in inventories of $8.9 million, a decrease in accounts payable and accrued expenses of $9.0 million, offset by an increase in net income and non-cash expenses of $12.1 million, and purchases of equipment and intangible assets of $5.3 million and short term investments of $0.4 million. The Company’s short term investments increased to $77.8 million at June 28, 2008 from $77.4 million at December 31, 2007.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of June 28, 2008, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.4 million, or $0.08 per share for the six months ended June 28, 2008 and $1.0 million, or $0.07 per share for the six months ended June 30, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.05 per share for the six months ended June 28, 2008, and $0.8 million, or $0.06 per share for the six months ended June 30, 2007.

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On June 2, 2008, the Court entered an order preliminarily approving the settlement, and providing for notice of the proposed settlement to Class members. The Court’s order also set an October 3, 2008 hearing on whether to grant final approval of the settlement.

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

Derivative Action – On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant. The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of goodwill. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint and the other shareholder demand. The committee has not yet made a recommendation with respect to those matters. On July 7, 2008, the Company was served with the Derivative Complaint. No defendant to the Derivative Complaint has appeared, to date, in the derivative action litigation.

Settlement of Foreign Corrupt Practices Act Matter with the Securities and Exchange Commission and Department of Justice. – As previously reported by the Company, the Company learned that its China subsidiary had made payments to certain customers in China that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. The Company’s Audit Committee instituted an internal investigation into this matter in February 2006, and the Company voluntarily notified the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) of this matter in March 2006. The Company’s internal investigation into the matter, which has been completed, identified certain improper payments made in China and deficiencies in its controls with respect to its operations in China in possible violation of the FCPA.

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the six months ended June 28, 2008, relating to the FCPA matter, including $2.95 million for fines, penalties and interest to the DOJ and SEC.

The Company has entered into settlement agreements and documents with the SEC and DOJ concerning the FCPA matter, pursuant to which the Company paid an aggregate of $2.95 million in fines, disgorgement of associated profit, and interest. The Company also has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The Company’s Annual Meeting of Shareholders was held on May 13, 2008. At such Meeting, Messrs. Stephen R. Cole, Jay W. Freeland, and Marvin R. Sambur were elected to serve on the Company’s Board of Directors for a term of three years and John Donofrio was elected for a term of two years. The terms of office of Messrs. Simon Raab, Andre Julien, Hubert d’Amours, Norman Schipper, and John Caldwell continued after the meeting. The number of votes cast for, the number of votes withheld, and the number of broker non-votes with respect to the directors elected at the meeting were as follows:

	Votes For	Withheld	Broker Non-Votes
Stephen R. Cole	15,467,967	375,458	0
Jay W. Freeland	15,523,695	219,730	0
Marvin R. Sambur	15,563,124	180,301	0
John Donofrio	15,562,894	180,531	0

Item 5.	Other Information

None.

Item 6.	Exhibits

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 6, 2008	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)