Form 10-Q
period 2008-09-27
FARO TECHNOLOGIES INC
filed 2008-11-03
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,694,995 shares of the registrant’s common stock as of October 24, 2008.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 27, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 27, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$20,160	$25,798
Short-term investments	82,370	77,375
Accounts receivable, net	45,354	54,767
Inventories	37,237	29,100
Deferred income taxes, net	6,034	2,841
Prepaid expenses and other current assets	9,097	6,719

Total current assets	200,252	196,600

Property and Equipment:
Machinery and equipment	18,145	12,895
Furniture and fixtures	3,909	5,008
Leasehold improvements	3,523	3,296

Property and equipment at cost	25,577	21,199
Less: accumulated depreciation and amortization	(16,068)	(13,672)

Property and equipment, net	9,509	7,527

Goodwill	19,544	19,117
Intangible assets, net	8,869	5,970
Service inventory	12,682	10,865
Deferred income taxes, net	1,931	3,460

Total Assets	$252,787	$243,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,526	$12,450
Accrued liabilities	13,290	17,989
Income taxes payable	1,470	2,266
Current portion of unearned service revenues	10,846	8,594
Customer deposits	334	337
Current portion of obligations under capital leases	15	18

Total current liabilities	35,481	41,654
Unearned service revenues - less current portion	6,597	6,091
Deferred tax liability, net	1,157	1,073
Obligations under capital leases - less current portion	159	222

Total Liabilities	43,394	49,040

Commitments and contingencies - See Note O
Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,733,554 and 16,700,966 issued; 16,653,859 and 16,604,052 outstanding, respectively	17	17
Additional paid-in-capital	148,782	146,489
Retained earnings	55,299	43,545
Accumulated other comprehensive income	5,446	4,599
Common stock in treasury, at cost - 40,000 shares	(151)	(151)

Total Shareholders’ Equity	209,393	194,499

Total Liabilities and Shareholders’ Equity	$252,787	$243,539

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
SALES	$49,095	$44,521	$152,934	$132,389
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	20,086	18,065	59,980	52,873

GROSS PROFIT	29,009	26,456	92,954	79,516

OPERATING EXPENSES:
Selling	15,382	13,625	46,886	39,951
General and administrative	6,614	7,978	19,274	18,496
Depreciation and amortization	1,158	971	3,293	3,013
Research and development	3,237	2,881	9,122	7,129

Total operating expenses	26,391	25,455	78,575	68,589

INCOME FROM OPERATIONS	2,618	1,001	14,379	10,927
OTHER (INCOME) EXPENSE
Interest income	(547)	(590)	(1,624)	(1,182)
Other (income) expense, net	652	(720)	834	(1,427)
Interest expense	2	3	450	7

INCOME BEFORE INCOME TAX	2,511	2,308	14,719	13,529
INCOME TAX EXPENSE	500	1,603	2,965	3,840

NET INCOME	$2,011	$705	$11,754	$9,689

NET INCOME PER SHARE - BASIC	$0.12	$0.04	$0.71	$0.64

NET INCOME PER SHARE - DILUTED	$0.12	$0.04	$0.70	$0.63

Weighted average shares - Basic	16,637,497	15,726,009	16,624,784	15,037,745

Weighted average shares - Diluted	16,731,064	15,988,788	16,751,679	15,315,996

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	Sep 27, 2008	Sep 29, 2007
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$11,754	$9,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,293	3,013
Amortization of stock options and restricted stock units	1,686	956
Provision for bad debts	446	223
Deferred income tax benefit	(1,575)	(542)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	9,198	(218)
Inventories	(9,681)	(4,798)
Prepaid expenses and other current assets	(2,369)	(695)
Income tax benefit from exercise of stock options	(45)	(2,993)
Increase (decrease) in:
Accounts payable and accrued liabilities	(7,654)	2,499
Income taxes payable	(771)	(785)
Customer deposits	(11)	(314)
Unearned service revenues	2,671	5,064

Net cash provided by operating activities	6,942	11,099

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,377)	(1,807)
Payments for intangible assets	(3,584)	(264)
Purchases of short-term investments	(4,995)	(56,990)

Net cash used in investing activities	(12,956)	(59,061)

FINANCING ACTIVITIES:
Payments of capital leases	(68)	(60)
Income tax benefit from exercise of stock options	45	2,993
Proceeds from issuance of stock, net	128	58,409

Net cash provided by financing activities	105	61,342

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	271	(3,660)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,638)	9,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,798	15,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,160	$25,409

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 27, 2008 and September 29, 2007

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all adjustments of a normal recurring nature considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any future period.

The information included in this Form 10-Q, including the interim consolidated financial statements and notes that accompany these financial statements, should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation. No amounts have been reclassified in the periods presented herein.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended September 27, 2008 and September 29, 2007:

	For the Nine Months Ended
	September 27, 2008	September 29, 2007
Risk-free interest rate	2.15-3.04%	4.50%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	54.7% and 58%	60.1% and 62.8%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $0.6 million and $0.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively and $1.7 million and $1.0 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

A summary of stock option activity and weighted average exercise prices follows for the nine months ended September 27, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 27, 2008
Outstanding at beginning of period	785,864	$20.34
Granted	201,300	30.41
Forfeited	(3,667)	24.02
Exercised	(10,785)	17.41

Outstanding at September 27, 2008	972,712	$22.44	6.39	$2,110

Options exercisable at September 27, 2008	645,376	$19.51	5.91	$2,103

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 27, 2008 and September 29, 2007 was $14.06 and $12.80 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 27, 2008 and September 29, 2007 was $0.0 million and $2.0 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 27, 2008 and September 29, 2007 was $0.1 million and $8.0 million, respectively. The total fair value of stock options vested during the three months ended September 27, 2008 and September 29, 2007 was $0.0 million and $0.02 million, respectively. The total fair value of stock options vested during the nine months ended September 27, 2008 and September 29, 2007 was $0.8 million and $0.05 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 27, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	47,941	$24.03
Granted	33,200	27.10
Forfeited	(907)	21.79
Vested	(17,140)	24.64

Non-vested at September 27, 2008	63,094	$25.51

As of September 27, 2008, there was $4.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash paid for interest	$4	$8
Cash paid for income taxes	6,600	2,519
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	433	430

NOTE H – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of September 27, 2008	As of December 31, 2007
Accounts receivable	$46,691	$55,506
Allowance for doubtful accounts	(1,337)	(739)

Total	$45,354	$54,767

NOTE I – INVENTORIES

Inventories consist of the following:

	As of September 27, 2008	As of December 31, 2007
Raw materials	$14,730	$12,614
Finished goods	8,113	4,903
Sales demonstration inventory	16,076	13,448
Reserve for excess and obsolete	(1,682)	(1,865)

Inventory	$37,237	$29,100

Service inventory	$12,682	$10,865

NOTE J – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,637,497	$0.12	15,726,009	$0.04	16,624,784	$0.71	15,037,745	$0.64
Effect of dilutive securities	93,567	—	262,779	—	126,895	(0.01)	278,251	(0.01)

Diluted EPS	16,731,064	$0.12	15,988,788	$0.04	16,751,679	$0.70	15,315,996	$0.63

As of September 27, 2008, options to purchase 293,402 shares of common stock were not included in the computation of diluted EPS during the three month period then ended because the options’ exercise price was greater than the average market price of the common stock. As of September 27, 2008 and September 29, 2007, options to purchase 285,936 and 10,000 shares of common stock, respectively, were not included in the computation of diluted EPS during the nine month periods then ended because the exercise price was greater than the average market price of the common stock.

NOTE K – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of September 27, 2008	As of December 31, 2007
Accrued compensation and benefits	$8,024	$10,689
Accrued warranties	1,911	1,980
Professional and legal fees	1,023	1,140
Accrued penalties	—	2,650
Other accrued liabilities	2,332	1,530

	$13,290	$17,989

NOTE L – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $10.0 million and $7.7 million at September 27, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.5 million and $6.3 million at September 27, 2008 and December 31, 2007, respectively. As a result of a decrease in non-deductible expenses for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter, the Company’s effective tax rate was 20.1% for the nine months ended September 27, 2008 and 28.4% for the nine months ended September 29, 2007. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. The Company currently estimates the effective tax rate will approximate 18%-22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

The effective income tax rate for 2008 and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.8 million, or $0.11 per share, in the nine month period ended September 27, 2008, and $1.7 million, or $0.11 per share, in the nine month period ended September 29, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $1.2 million, or $0.07 per share, during the nine month period ended September 27, 2008, and $1.3 million, or $0.09 per share, in the nine months ended September 29, 2007.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept. 29, 2007	Sept 27, 2008	Sept. 29, 2007
Americas Region
Net sales to external customers	$18,386	$19,053	$57,721	$58,092
Operating (loss)	(2,913)	(4,466)	(3,134)	(2,280)
Long-lived assets	17,677	12,302	17,677	12,302
Capital expenditures	1,899	424	3,034	1,234
Total assets	153,948	136,114	153,948	136,114
Europe/Africa Region
Net sales to external customers	$21,530	$16,949	$67,411	$51,044
Operating income	3,294	3,001	10,841	6,928
Long-lived assets	18,846	17,633	18,846	17,633
Capital expenditures	424	254	1,297	673
Total assets	72,670	64,981	72,670	64,981
Asia Pacific Region
Net sales to external customers	$9,179	$8,519	$27,802	$23,253
Operating income	2,237	2,466	6,672	6,279
Long-lived assets	1,399	1,590	1,399	1,590
Capital expenditures	158	138	246	302
Total assets	26,169	23,519	26,169	23,519
Totals
Net sales to external customers	$49,095	$44,521	$152,934	$132,389
Operating income	2,618	1,001	14,379	10,927
Long-lived assets	37,922	31,525	37,922	31,525
Capital expenditures	2,481	816	4,577	2,209
Total assets	252,787	224,614	252,787	224,614

NOTE N – COMPREHENSIVE INCOME

Other comprehensive income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

	Three Months Ended		Nine Months Ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
NET INCOME	$2,011	$705	$11,754	$9,689
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency translation adjustments	(3,621)	2,430	847	2,747

COMPREHENSIVE INCOME	$(1,610)	$3,135	$12,601	$12,436

NOTE O – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business which expire on or before 2011. Total obligations under these leases will be approximately $4.4 million for 2008.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of September 27, 2008, the Company does not have any long-term commitments for purchases.

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”) in the U.S. District Court for the Middle District of Florida. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (the “Lead Plaintiff”) was appointed as the lead plaintiff. The Lead Plaintiff sought to include in the class all persons who purchased or otherwise acquired the Company’s common stock between April 15, 2004 and March 15, 2006 (the “Class”), and sought an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934.

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of goodwill. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint. The committee has not yet made a recommendation with respect to those matters. On July 7, 2008, the Company was served with the Derivative Complaint. On September 15, 2008, the parties to the Derivative Action filed a Joint Motion to Stay Proceedings with the court, reporting that the plaintiff to the Derivative Action and the Company had reached an agreement in principle to settle the Derivative Action, and that the individual defendants were reviewing the terms of the proposed settlement agreement. On September 17, 2008, the Court granted the Motion to Stay, and directed the parties to file a Stipulation of Settlement by November 18, 2008.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the nine months ended September 27, 2008, relating to the FCPA matter, including $2.95 million for fines, penalties and interest to the DOJ and SEC.

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

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The complaint has not been served on the Company. The patents generally are directed to laser scanning devices, and the lawsuit concerns only the Company’s LaserScan Arm products and no other Company products. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not believe this lawsuit will have a material impact on the Company or its business.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE P – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of September 27, 2008, the Company is in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include, among others, and those elsewhere in this report and the following:

•	the Company’s inability to further penetrate its customer base;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and the financial condition of its customers;

•	a slowdown in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Scan Arm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of September 2008, the Company’s products have been purchased by approximately 8,600 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the nine months ended September 27, 2008, 37.7% of the Company’s sales were in the Americas compared to 43.9% in the first nine months of 2007, 44.1% were in the Europe/Africa region compared to 38.5% in the first nine months of 2007 and 18.2% were in the Asia/Pacific region, compared to 17.6% in the same prior year period (see also Note M- Segment Reporting, to the financial statements above). In the third quarter of 2008, new order bookings increased $5.4 million, or 12.3%, to $49.2 million from $43.8 million in the prior year period. New orders decreased $2.6 million, or 12.9%, in the Americas to $17.6 million, from $20.2 million in the prior year period. New orders increased $5.7 million, or 35.4% to $21.8 million in Europe/Africa from $16.1 in the third quarter of 2007. In Asia/Pacific new orders increased $2.3 million, or 30.7% to $9.8 million, from $7.5 million in the third quarter of 2007.

The Company’s effective tax rate decreased to 20.1% in the nine months ended September 27, 2008, from 28.4% for the nine months ended September 29, 2007 as a result of a decrease in non-deductible expenses for U.S. income tax purposes of $2.65 million related to an accrual in 2007 for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. The Company currently estimates that its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

Accounting for wholly-owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction. Inter-company transactions are eliminated in consolidation. Fluctuations in exchange rates may have an impact in the Company’s consolidated financial statements upon the expected settlement of these inter-company accounts. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2007 or the nine months ended September 27, 2008.

The Company has had twenty-five consecutive profitable quarters through September 27, 2008. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007 and $0.3 million in the nine months ended September 27, 2008, including $2.95 million in fines, penalties, and interest to the DOJ and SEC, relating to the FCPA matter.

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

Results of Operations

Three Months Ended September 27, 2008 Compared to the Three Months Ended September 29, 2007

Sales increased by $4.6 million or 10.3% to $49.1 million in the three months ended September 27, 2008 from $44.5 million for the three months ended September 29, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. The effect of changes in foreign exchange rates on sales was an increase of $2.2 million in the three months ended September 27, 2008. Sales in the Americas region decreased $0.7 million or 3.7% to $18.4 million for the three months ended September 27, 2008 from $19.1 million in the three months ended September 29, 2007. Sales in the Europe/Africa region increased $4.6 million or 27.2%, to $21.5 million for the three months ended September 27, 2008 from $16.9 million in the three months ended September 29, 2007. Sales in the Asia/Pacific region increased $0.7 million or 8.2% to $9.2 million for the three months ended September 27, 2008 from $8.5 million in the three months ended September 29, 2007.

Gross profit increased by $2.5 million or 9.6% to $29.0 million for the three months ended September 27, 2008 from $26.5 million for the three months ended September 29, 2007. Gross margin decreased to 59.1% for the three months ended September 27, 2008 from 59.4% for the three months ended September 29, 2007 primarily due to an increase in service costs as a percentage of sales.

Selling expenses increased by $1.8 million or 12.9% to $15.4 million for the three months ended September 27, 2008 from $13.6 million for three months ended September 29, 2007. This increase was primarily due to an increase in commission and compensation expense of $1.2 million, and higher travel related costs of $0.6 million. Worldwide sales and marketing headcount increased by 57 or 18.3% to 369 from 312 between September 27, 2008 and September 29, 2007. Regionally, the Company’s sales and marketing headcount increased by 21 or 18.9% in the Americas, to 132 from 111; increased by 10, or 8.3% to 131 from 121 in Europe/Africa; and increased by 26 or 32.5% in Asia/Pacific, to 106 from 80 between September 27, 2008 and September 29, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 31.3% of sales in the three months ended September 27, 2008 from 30.6% in the three months ended September 29, 2007. Regionally, selling expenses were 32.2% of sales in the Americas for the quarter, compared to 28.7% of sales in the year-ago quarter, 31.7% of sales for Europe/Africa compared to 34.0% of sales, and 28.8% of sales compared to 28.2% of sales for Asia/Pacific.

General and administrative expenses decreased by $1.4 million or 17.1%, to $6.6 million for the three months ended September 27, 2008 from $8.0 million for the three months ended September 29, 2007, primarily due to a reduction of $2.65 million for estimated fines and penalties related to the settlement of the FCPA matter included in the three months ended September 29, 2007, offset by an increase in compensation costs of $0.8 million, and increased costs related to the additional leased space to expand the Company’s corporate offices of $0.4 million

Depreciation and amortization expenses increased by $0.2 million to $1.2 million for the three months ended September 27, 2008 from $1.0 million for the three months ended September 29, 2007.

Research and development expenses increased to $3.2 million for the three months ended September 27, 2008 from $2.9 million for the three months ended September 29, 2007 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 6.6% for the three months ended September 27, 2008 from 6.5% for the three months ended September 29, 2007.

Interest income remained flat at $0.6 million for the three months ended September 27, 2008 compared to the three months ended September 29, 2007.

Other (income) expense, net decreased by $1.4 million to $0.7 million of expense for the three months ended September 27, 2008, from income of $0.7 million for the three months ended September 29, 2007, primarily as a result of foreign exchange transaction losses.

Income tax expense decreased by $1.1 million to $0.5 million for the three months ended September 27, 2008 from $1.6 million for the three months ended September 29, 2007. This decrease was primarily a result of a reduction in the effective tax rate to 19.9% for the three months ended September 27, 2008, from 69.5% for the three months ended September 29, 2007. The Company’s effective tax rate was 69.5% in the three months ended September 29, 2007 as a result of an increase in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the three months ended September 29, 2007. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $10.0 million and $7.7 million at September 27, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.5 million and $6.3 million at September 27, 2008 and December 31, 2007, respectively. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $1.3 million to $2.0 million for the three months ended September 27, 2008 from $0.7 million for the three months ended September 29, 2007 as a result of the factors described above.

Nine Months Ended September 27, 2008 Compared to the Nine Months Ended September 29, 2007

Sales increased by $20.5 million or 15.5% to $152.9 million in the nine months ended September 27, 2008 from $132.4 million for the nine months ended September 29, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. The effect of changes in foreign exchange rates on sales was an increase of $9.7 million in the nine months ended September 27, 2008. Sales in the Americas region decreased $0.4 million or 0.6% to $57.7 million for the nine months ended September 27, 2008 from $58.1 million in the nine months ended September 29, 2007. Sales in the Europe/Africa region increased $16.4 million or 32.1%, to $67.4 million for the nine months ended September 27, 2008 from $51.0 million in the nine months ended September 29, 2007. Sales in the Asia/Pacific region increased $4.5 million or 19.6% to $27.8 million for the nine months ended September 27, 2008 from $23.3 million in the nine months ended September 29, 2007.

Gross profit increased by $13.5 million or 16.9% to $93.0 million for the nine months ended September 27, 2008 from $79.5 million for the nine months ended September 29, 2007. Gross margin increased to 60.8% for the nine months ended September 27, 2008 from 60.1% for the nine months ended September 29, 2007. The increase in gross margin is primarily due to a change in the sales mix resulting from an increase in unit sales in product lines with higher margins than the prior year period.

Selling expenses increased by $6.9 million or 17.4% to $46.9 million for the nine months ended September 27, 2008 from $40.0 million for nine months ended September 29, 2007. This increase was primarily due to an increase in commission and compensation expense of $4.7 million and an increase in travel expense of $1.7 million. Worldwide sales and marketing headcount increased by 57 or 18.3% to 369 from 312 between September 27, 2008 and September 29, 2007. Regionally, the Company’s sales and marketing headcount increased by 21 or 18.9% in the Americas, to 132 from 111; increased by 10 or 8.3% to 131 from 121 in Europe/Africa; and increased by 26 or 32.5% in Asia/Pacific, to 106 from 80 between September 27, 2008 and September 29, 2007. The Company intends to continue to selectively increase its sales and marketing headcount as the market demands. As a percentage of sales, selling expenses increased to 30.7% of sales in the nine months ended September 27, 2008 from 30.2% in the nine months ended September 29, 2007. Regionally, selling expenses were 30.2% of sales in the Americas for the nine months ended September 27, 2008, compared to 26.4% of sales in the year-ago period, 31.5% of sales for Europe/Africa compared to 34.7% of sales and 29.6% of sales compared to 29.6% of sales for Asia/Pacific.

General and administrative expenses increased by $0.8 million or 0.4%, to $19.3 million for the nine months ended September 27, 2008 from $18.5 million for the nine months ended September 29, 2007 primarily due to an increase in compensation expense of $2.1 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $1.1 million, an increase in the allowance for doubtful accounts of $0.4 million, and higher travel related costs of $0.3 million, offset by a reduction of $0.8 million in professional fees and $2.65 million for estimated fines and penalties related to the settlement of the FCPA matter included in the nine months ended September 29, 2007. General and administrative expenses as a percentage of sales decreased to 12.6% for the nine months ended September 27, 2008 from 14.0% for the nine months ended September 29, 2007.

Depreciation and amortization expenses increased by $0.3 million to $3.3 million for the nine months ended September 27, 2008 from $3.0 million for the nine months ended September 29, 2007 as a result of an increase in purchases of property and equipment.

Research and development expenses increased to $9.1 million for the nine months ended September 27, 2008 from $7.1 million for the nine months ended September 29, 2007 primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 6.0% for the nine months ended September 27, 2008 from 5.4% for the nine months ended September 29, 2007.

Interest income increased by $0.4 million to $1.6 million for the nine months ended September 27, 2008 from $1.2 million for the nine months ended September 29, 2007, due to an increase in short term investments.

Interest expense increased by $0.5 million to $0.5 million for the nine months ended September 27, 2008 from $0.0 million for the nine months ended September 29, 2007, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA matter.

Other (income) expense, net, decreased by $2.2 million to $0.8 million of expense for the nine months ended September 27, 2008, from income of $1.4 million for the nine months ended September 29, 2007, primarily as a result of foreign exchange transaction losses.

Income tax expense decreased by $0.8 million to $3.0 million for the nine months ended September 27, 2008 from $3.8 million for the nine months ended September 29, 2007. The Company’s effective tax rate decreased to 20.1% in the nine months ended September 27, 2008, from 28.4% for the nine months ended September 29, 2007 as a result of a decrease in expenses that are non-deductible for U.S. income tax purposes of $2.65 million related to an accrual for penalties in connection with the resolution of the FCPA matter. The Company’s effective income tax rate, excluding this effect, would have been 19.9% for the nine months ended September 29, 2007. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $10.0 million and $7.7 million at September 27, 2008 and December 31, 2007, respectively. The related valuation allowance was $8.5 million and $6.3 million at September 27, 2008 and December 31, 2007, respectively. The Company currently estimates its effective tax rate will approximate 18% to 22% for the remainder of 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $2.1 million to $11.8 million for the nine months ended September 27, 2008 from $9.7 million for the nine months ended September 29, 2007 as a result of the factors described above.

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

Cash and cash equivalents decreased by $5.6 million to $20.2 million at September 27, 2008 from $25.8 million at December 31, 2007. The decrease was primarily attributable to purchases of equipment and intangible assets of $8.0 million and short term investments of $5.0 million, offset by an increase in net income and non-cash expenses of $6.9 million. The Company’s short term investments increased to $82.4 million at September 27, 2008 from $77.4 million at December 31, 2007.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of September 27, 2008, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.8 million, or $0.11 per share for the nine months ended September 27, 2008 and $1.7 million, or $0.11 per share for the nine months ended September 29, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $1.2 million, or $0.07 per share for the nine months ended September 27, 2008, and $1.3 million, or $0.09 per share for the nine months ended September 29, 2007.

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

The Reserve For Warranties – The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products which may result in unforeseen issues that may increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation – On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”) in the U.S. District Court for the Middle District of Florida. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (the “Lead Plaintiff”) was appointed as the lead plaintiff. The Lead Plaintiff sought to include in the class all persons who purchased or otherwise acquired the Company’s common stock between April 15, 2004 and March 15, 2006 (the “Class”), and sought an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the class period in violation of the Securities Exchange Act of 1934.

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation will pay $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

Derivative Action – On January 10, 2008, a Verified Shareholder Derivative Complaint (the “Derivative Complaint”) was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The Derivative Complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. The plaintiff alleges that the individual defendants caused the Company’s stock price to be falsely inflated, and subjected the Company to costs, fines and other damages, as well as a loss of goodwill. The plaintiff purports to seek an unspecified amount of damages, together with other relief, on behalf of the Company and against the individual defendants. Prior to filing the Derivative Complaint, the plaintiff had requested that the Company assert certain of such claims against some of the individual defendants. In April 2008, the Company received another demand by another alleged shareholder that the Company assert substantially the same claims as set forth in the Derivative Complaint against seven of the Company’s current and former directors. A similar demand received by the Company in February 2008 was subsequently withdrawn.

The Company has formed a committee of independent directors to review and investigate the shareholder demands, and the allegations made in the Derivative Complaint. The committee has not yet made a recommendation with respect to those matters. On July 7, 2008, the Company was served with the Derivative Complaint. On September 15, 2008, the parties to the Derivative Action filed a Joint Motion to Stay Proceedings with the court, reporting that the plaintiff to the Derivative Action and the Company had reached an agreement in principle to settle the Derivative Action, and that the individual defendants were reviewing the terms of the proposed settlement agreement. On September 17, 2008, the Court granted the Motion to Stay, and directed the parties to file a Stipulation of Settlement by November 18, 2008.

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

Results of the investigation revealed that referral fee payments in possible violation of the FCPA were $165,000 and $265,000 in 2004 and 2005, respectively, which were recorded in selling expenses in its statements of income. The related sales to customers to which payment of these referral fees had been made totaled approximately $1.3 million and $3.24 million in 2004 and 2005, respectively. Additional improper referral fee payments of $122,000 were made in January and February 2006 related to sales contracts in 2005. The Company had sales in China of $9.0 million in 2005 and $4.2 million in 2004, approximately 7% and 4% of total sales, respectively. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in the six months ended September 27, 2008, relating to the FCPA matter, including $2.95 million for fines, penalties and interest to the DOJ and SEC.

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

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The complaint has not been served on the Company. The patents generally are directed to laser scanning devices, and the lawsuit concerns only the Company’s LaserScan Arm products and no other Company products. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not believe this lawsuit will have a material impact on the Company or its business.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations

Item 1A. Risk Factors

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.16	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust

10.17	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 3, 2008	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)