Form 10-K
period 2008-12-31
FARO TECHNOLOGIES INC
filed 2009-02-27
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Technology Park, Lake Mary, FL	32746
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (407) 333-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Smaller Reporting Company  ☐

Do not check if a smaller reporting company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $386 million (based on the last sale on such date on the NASDAQ Global Market).

As of February 20, 2009, there were outstanding 16,741,428 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Parts II and III of the Report.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause a material difference in the actual results from those contemplated in such forward-looking statements include, among others, and those elsewhere in this report and the following:

•	the slowdown in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers access to liquidity and capital;

•	the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

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

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2008, the Company’s products have been purchased by approximately 9,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies such as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

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

The FARO Laser ScanArm. The FARO Laser ScanArm is a FaroArm equipped with a combination of a hard probe (like that in the FaroArm) and a non-contact line laser probe. This product provides the Company’s customers the ability to measure their products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The ScanArm is used for non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3-D modeling.

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

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

•

CAM2 Q allows the ScanArm to automatically recognize geometric features for non-contact inspection. Users can now measure with multiple FaroArms and FARO Laser Trackers simultaneously to achieve geometry calculations that are accurate to one half-micron. CAM2 Q also contains an all new user interface that is fully customizable, allowing users to create and organize a work environment that best meets the user’s needs.

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

•

FARO Cloud for AutoCAD supports the visualization and analysis of millions of 3-D points in the well known AutoCAD software environment. As-built documentation of industrial structures, historic buildings or many more applications are possible.

•	FARO Works is a web-based tool for the administration of complex projects and navigation from floor plan to scan with links to measurements.

Customers

As of December 2008, the Company’s products have been purchased by approximately 9,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies such as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others; as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of 6.3% of the Company’s total revenues in 2008. No customer represented more than 2.0% of the Company’s sales in 2008.

Sales and Marketing

The Company directs its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2008 the Company employed 136, 139, and 121 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Brazil, Germany, United Kingdom, France, Spain, Italy, Poland, Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. See Footnote 17 to the Notes to Consolidated Financial Statements, incorporated herein by reference from Item 8 hereof into this Part I, Item 1, for financial information about the Company’s foreign and domestic operations and export sales.

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

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company’s research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company’s engineering development efforts will continue to focus on enhancing its existing products and developing new products for the CAM2 market.

At December 31, 2008, the Company employed 89 scientists and technicians in its research and development efforts. Research and development expenses were approximately $12.6 million in 2008 compared to $10.3 million in 2007 and $7.2 million in 2006. The Company believes that the continual development or acquisition of innovative new products is critical to its future success. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if so completed, will be commercially accepted.

Intellectual Property

The Company holds or has pending 84 patents in the United States and related patents worldwide. The Company also has 25 registered or pending trademarks in the United States and worldwide.

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

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2009.

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

This has been done in concert with the ISO9001:2000 Quality Management System Certification, and is expected to increase customer confidence in the Company’s processes, products and services worldwide. Additionally, the Company takes a global approach to ISO17025:2005 Calibration Laboratory recognition, seeking to have all locations registered with identical scopes of accreditation and capabilities for the products generated and serviced

Currently the Company’s manufacturing sites in Lake Mary, Kennett Square, Stuttgart, Schaffhausen and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, its service sites in the United States, Germany, India, Japan, China, Singapore and Brazil also have joint certification and accreditation to these key standards.

Competition

The Company’s portable measurement systems compete in the broad market for measurement devices for manufacturing and industrial applications which, in addition to portable articulated arms, laser tracker and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, and FARO Laser Scanner LS product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow the Company to successfully compete as the industry evolves. As the market for the Company’s portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

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

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, however the Company expects to have all products in compliance in 2010. However, if the Company is unable to do so, it would be unable to sell its products in European Union countries, as well as possible several states in the United States and China, which would have a material adverse effect on its sales and results of operation.

Backlog

At December 31, 2008, the Company had orders representing approximately $11.4 million in product sales outstanding. The majority of these specific orders were shipped by February 20, 2009, and, as of February 20, 2009, the Company had orders representing approximately $10.0 million in product sales outstanding. At December 31, 2007 and 2006, the Company had orders representing approximately $19.1 million and $10.3 million in product sales outstanding, respectively.

The Company’s decrease in backlog at December 31, 2008 is primarily related to the slowdown in orders at the end of the fourth quarter of 2008. The Company believes that substantially all of the outstanding sales orders as of February 20, 2009 will be shipped during 2009.

Employees

At December 31, 2008, the Company had 959 full-time employees, consisting of 396 sales and marketing professionals, 167 production staff, 89 research and development staff, 133 administrative staff, and 174 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are good. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The information regarding net sales, operating income, and long-lived assets set forth in Note 17 to the Consolidated Financial Statements is hereby incorporated by reference into this Part I, Item 1.

Available Information

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on the Company’s website at www.faro.com under the heading “Investor”. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

The statements in this section describe the most significant risks to the Company’s business and should be considered carefully in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” of this Form 10-K. These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. This Form 10-K contains forward-looking statements, which involve risks and uncertainties that could significantly impact results. In addition, the Company discusses expectations regarding its future performance and makes other forward-looking statements in its quarterly reports, press releases and other materials and written and oral statements. Forward-looking statements give current expectations or forecasts of future events about the Company. Forward-looking statements can be identified by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will,” “should,” “plan,” “project,” “intend,” “could,” and similar words or expressions. In particular, these forward-looking statements include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, tax rates, foreign exchange rates, the outcome of contingencies, economic conditions, and financial results.

These forward-looking statements are based on assumptions or on known or unknown risks and uncertainties. Forward-looking statements are not guarantees of future performance or the realization of these statements and are subject to a number of known and unknown risks, uncertainties, and inaccurate assumptions that could cause actual results to differ materially from those anticipated, estimated, projected, or expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. These statements are inherently uncertain, and events could turn out to be significantly different from the Company’s expectations. Uncertainties include factors that affect domestic and international businesses, as well as matters specific to the Company and the markets that it serves.

The following is a discussion of risks and uncertainties that the Company believes could, individually or in the aggregate, make its actual results differ materially from expected and past results. Predicting or identifying all such risks and uncertainties is not possible. As a result, the following factors should not be considered to be a complete discussion of risks and uncertainties. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

The Company’s global growth is subject to a number of economic risks

The Company’s results of operations are materially affected by the conditions in the global economy generally and in the global capital markets. As widely reported, financial markets in the United States, Europe, and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. Although these conditions have not adversely impacted the Company’s liquidity or financial condition, these economic developments affect the Company in a number of other ways. Tightening of credit in financial markets adversely affects the ability of the Company’s customers to obtain financing, which could result in a decrease in or cancellation of orders for the Company’s products as well as impact the ability of the Company’s customers to make payments. Similarly, tightening of credit may adversely affect the Company’s supplier base and increase the potential for one or more of our suppliers to experience financial distress. In addition, as a result of decreases in business spending as well as financial difficulties and uncertainties that may be experienced by customers of the Company, the length of time for these customers to make purchase decisions has increased, and may continue to increase, and the size of such customers’ order may decrease. The Company cannot predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S., Europe, and Asia, and there can be no assurance that there will not be a further deterioration in financial markets and economic conditions in the U.S., Europe, and Asia.

The Company’s customers’ buying process for its products is highly decentralized, and therefore, it typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success will depend, in part, on its ability to further penetrate its customer base. During 2008, approximately 51% of the Company’s revenue was attributable to sales to its existing customers, compared to approximately 48% in 2007. If the Company is not able to continue to penetrate its existing customer base, its sales growth will be impaired. Most of its customers have a decentralized buying process for measurement devices. Thus, the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot be certain that it will be able to maintain or increase the amount of sales to its existing customers.

Others may develop products that make the Company’s products obsolete or less competitive.

The CAM2 market is emerging and could be characterized by rapid technological change. Others may develop new or improved products, processes or technologies that may make the Company’s products obsolete or less competitive. The Company cannot provide assurance that the Company will be able to adapt to evolving markets and technologies or maintain its technological advantage.

The Company’s success will depend, in part, on its ability to maintain its technological advantage by developing new products and applications and enhancing its existing products. Developing new products and applications and enhancing its existing products can be complex and time-consuming and will require substantial investment by the Company. Significant delays in new product releases or difficulties in developing new products could adversely affect the Company’s revenues and results of operations. The Company’s customers are concentrated in a few industries and a reduction in sales to any one of these industries could cause a significant decline in the Company’s revenues.

The Company’s financial performance is dependent on the conditions of the automotive, aerospace, and heavy equipment industries.

A significant portion of the Company’s sales are to manufacturers in the automotive, aerospace and heavy equipment industries. A reduction in sales in any one of these industries could cause a significant decline in the Company’s revenues. The Company is dependent upon the continued viability and financial stability of its customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on the Company’s revenues and results of operations. In addition, the volume of orders from its customers and the prices of its products may be adversely impacted by decreases in capital spending by a significant portion of its customers. If one or more of its significant customers were to become insolvent or otherwise were unable to pay for the products provided by the Company, financial performance and results of operations could be adversely affected.

The Company expects the challenging operating and financial environment currently faced by manufacturers in the automotive, aerospace, and heavy equipment industries to continue and cannot predict the duration or severity of this challenging operating and financial environment or whether it will further deteriorate. As a result, capital spending in the automotive, aerospace, and heavy equipment industries could be adversely affected. A reduction in capital spending by manufacturers in the automotive, aerospace, and heavy equipment industries could have a significant effect on the demand for the Company’s products, which would have an adverse effect on our results of operations.

The Company’s inability to protect its patents and proprietary rights in the United States and foreign countries could adversely affect its revenues.

The Company’s success depends in large part on its ability to obtain and maintain patents and other proprietary right protection for its processes and products in the United States and other countries. The Company also relies upon trade secrets, technical know-how and continuing inventions to maintain its competitive position. The Company seeks to protect its technology and trade secrets, in part, by confidentiality agreements with its employees and contractors. The Company’s employees may breach these agreements or the Company’s trade secrets may otherwise become known or be independently discovered by inventors. If the Company is unable to obtain or maintain protection of its patents, trade secrets and other proprietary rights, it may not be able to prevent third parties from using its proprietary rights.

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

From time to time the Company receives notices from others claiming it infringes their intellectual property rights. The number of these claims may grow. Responding to these claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, require it to stop selling or to redesign affected products or require it to pay damages. In addition, from time to time, the Company is involved in intellectual property lawsuits. Although it is not possible to predict with certainty the outcome of every claim and lawsuit, the Company believes that the pending claims and lawsuits against it will not individually or in the aggregate have a material impact on the Company’s results. However, the Company could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the Company’s results of operations or financial condition. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel.

Potential product failures or product availability and performance issues could result in increased warranty costs, lost sales, loss of customers and possible delays in new product introductions and enhancements.

The Company has a history of new product introductions and enhancements to existing products. Potential product failures in new or existing products of the Company could result in increased warranty costs and delays in new product introductions, which could lead to a loss of sales.

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

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors, some of which are beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include those set forth elsewhere in this report and the following:

•	adverse changes in the manufacturing industry and general economic conditions,

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	investments in technologies and new products;

•	quality issues with the Company’s products;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	the efficiencies achieved in managing inventories and fixed assets;

•	expansion of the Company’s manufacturing capability and other inflationary pressures;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the Company’s success in expanding its sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	potential decreases in revenue without proportionate adjustments in fixed costs;

•	changes in gross margins due to: lower average selling prices, changing product mix of products sold and the different gross margins on different products;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	compliance with government regulations including health, safety, and environmental matters;

•	litigation and regulatory action brought against the Company; and

•	the other risks identified herein

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

The CAM2 market is emerging. The potential size and growth rate of this market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand as quickly as the Company anticipates, it may not be able to continue its sales growth, which may affect its results of operations.

The Company markets five closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Laser Scanner LS, FARO Laser Tracker and FARO Gage) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software and it plans to continue its business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, and FARO Laser Scanner LS product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of product performance, quality, and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of its competitors, including some manufacturers of fixed based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow it to successfully compete as the industry evolves. As the market for its portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates. The Company’s results of operations could be adversely affected by pricing strategies pursued by competitors or technological or product developments by competitors.

The Company derives a substantial part of its revenues from its international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than its domestic operations.

The Company derives more than half of its revenues from international operations. The Company’s international operations are subject to various risks, including:

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

Approximately 63% of the Company’s unit sales are denominated in currencies other than the U.S. dollar. As a result, the Company’s results of operations are affected by fluctuations in exchange rates, which could cause significant fluctuations in the Company’s quarterly and annual results of operations.

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

Settlement of Foreign Corrupt Practices Act Matter with the Securities and Exchange Commission and Department of Justice.

The Company has entered into settlement agreements and documents with the Securities and Exchange Commission (the “SEC”) and the Department of Justice (“DOJ”) concerning the Foreign Corrupt Practices Act matter involving the Company’s China subsidiary, pursuant to which the Company has, among other things, continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company may not be able to identify, consummate or achieve expected benefits from acquisitions.

The Company may pursue access to additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions, if necessary, on satisfactory terms or otherwise complete acquisitions in the future. In the past the Company has used its stock as consideration for acquisitions. The Company’s common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting its existing shareholders, and potential acquisition candidates may not view its stock attractively.

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

The Company cannot assure you that it will be able to identify or complete suitable acquisitions, integrate successfully any acquisitions, that any acquired companies will operate profitably or that it will realize the expected benefits from any acquisition.

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

The Company may not be able to attract and retain enough qualified personnel to support its growth. In addition, the loss of the Company’s Chief Executive Officer, Chief Technology Officer, or Chief Financial Officer, or other key personnel could adversely affect its sales, profitability, or growth. Moreover, the Company continues to rely in part on equity awards to attract and retain qualified personnel which may result in an increase in compensation expense.

The Company is subject to risks of natural disasters.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, and other forms of severe weather in any region where the Company has a facility could result in physical damage to, and complete or partial closure of, one or more of the Company’s manufacturing facilities, which could adversely affect the Company’s operations and financial performance.

The Company may experience volatility in its stock price.

The price of the Company’s common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond its control, including:

•	fluctuations in demand for, and sales of, the Company’s products or prolonged downturns in the industries that the Company serves;

•	actual or anticipated variations in quarterly or annual operating results;

•	general economic uncertainties;

•	speculation in the press or investment community; and

•	announcements of technological innovations or new products by the Company or its competitors.

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

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 46,000 square feet. This facility houses the Company’s sales, marketing, customer service/application operations and administrative staff. The Company’s U.S. production, research and development and manufacturing are located in a leased building in Lake Mary, Florida consisting of approximately 35,000 square feet. Additionally, the Company has a leased facility consisting of two buildings totaling approximately 37,000 square feet located in Kennett Square, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker product lines.

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

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production and service management personnel for the Company’s Asian operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,200 square feet. This facility houses the Company’s

Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 11,000 square feet for sales, marketing and service operations.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation paid $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The derivative complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. In February 2008 and April 2008, the Company received two demands by other alleged shareholders that the Company assert substantially the same claims as set forth in the derivative complaint against seven of the Company’s current and former directors. Both of those demands subsequently were withdrawn.

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement (the “Stipulation”) seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the Company shall adopt certain corporate governance policies for a period of three years from the effective date of those policies, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action will pay $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results. On February 13, 2009, the court granted preliminary approval of the settlement. A hearing will be held on April 23, 2009 to determine whether the terms and conditions of the settlement proposed in the Stipulation should be approved as fair, reasonable and adequate. If the court approves the settlement, a judgment will be entered dismissing the Derivative Action, with prejudice, as against each defendant.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. Discovery in the case has commenced, and no trial date has been set. The Company contends that it does not infringe the asserted patents and/or that the patents are invalid. The accused Laser ScanArm products represent a small portion of the Company’s product line. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed and traded on the NASDAQ Global Market.

The following table sets forth, for the calendar points indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Global Market:

	2008		2007
	High	Low	High	Low
First Quarter	34.74	19.00	29.45	23.65
Second Quarter	36.18	25.37	34.81	28.21
Third Quarter	27.34	20.51	45.37	28.65
Fourth Quarter	20.96	10.63	50.27	24.28

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

As of February 20, 2009, the last sale price of the Company’s common stock was $12.20, and there were 73 holders of record of common stock.

During the year ended December 31, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which the company can repurchase shares under the program. All such purchases were open market transactions.

	Stock Purchase Program
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Program
December 3, 2008—December 31, 2008	6,805	$14.40	6,805	$29,904,780

PERFORMANCE GRAPH

The following line graph compares the cumulative five-year Common Stock returns with the cumulative returns of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Electronic Equipment Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG FARGO TECHNOLOGIES, INC., D.J. U.S. TOTAL MARKET

INDEX AND D.J. U.S. ELECTRONIC EQUIPMENT INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

Date	FARO	Dow	Dow Elec Eqmt
31-Dec-03	$100.00	$100.00	$100.00
31-Dec-04	$124.82	$108.41	$113.39
31-Dec-05	$80.06	$110.79	$110.87
31-Dec-06	$96.24	$122.16	$131.50
31-Dec-07	$108.81	$134.28	$169.32
31-Dec-08	$67.49	$89.79	$112.58

*	Assumes $100 invested on December 31, 2003

The information under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, to be filed with the SEC is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical—Year ended December 31,
in thousands, except share and per-share data	2008	2007	2006	2005	2004
Consolidated Statement of Income Data:
Sales	$209,249	$191,617	$152,405	$125,590	$97,020
Gross profit	125,226	115,043	89,458	72,932	59,996
Income from operations	18,937	19,111	8,259	10,226	14,584
Income before income taxes	18,360	23,036	9,776	9,898	15,289
Net income	13,952	18,093	8,196	8,179	14,931
Net income per common share:
Basic	$0.84	$1.17	$0.57	$0.58	$1.08
Diluted	$0.83	$1.15	$0.56	$0.57	$1.06
Weighted average common shares outstanding:
Basic	16,632,608	15,443,259	14,397,050	14,169,140	13,833,590
Diluted	16,734,403	15,722,215	14,560,331	14,442,248	14,023,159

	Historical—as at December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Working capital	$164,108	$154,946	$73,692	$86,624	$65,686
Total assets	259,314	243,539	144,276	122,648	105,078
Total debt	368	240	205	340	250
Total shareholders’ equity	212,308	194,499	111,055	98,860	89,158

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this document.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2008, the Company’s products have been purchased by approximately 9,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO Laser Scanner LS 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

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

Sales increased to $209.2 million in 2008, or 9.2%, from $191.6 million in 2007. In 2008, 37.5% of the Company’s sales were in the Americas compared to 41.7% in 2007, 44.7% were in the Europe/Africa region compared to 40.9% in 2007 and 17.8% were in the Asia/Pacific region, compared to 17.4% in 2007 (see also Note 17 to the Consolidated Financial Statements).

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO Laser Scanner LS product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2009.

Cost of sales consists primarily of material, labor and production overhead. Gross margin decreased inr fiscal 2008 to 59.8% from 60.0% in fiscal 2007.

Selling expenses as a percentage of sales was 30.1% in 2008 compared to 29.3% in 2007. This percentage decreased to 29.9% in the second half of 2008 from 30.3% in the first half of 2008 as new sales personnel became more productive.

General and administrative expenses consist primarily of salaries for administrative personnel, rent, utilities and professional and legal expenses. As a percentage of sales, general and administrative expenses were 12.5% in 2008 compared to 13.3% in 2007 primarily due to a decrease in expenses that were related to the FCPA Matter.

Research and development expenses represent salaries, equipment and third-party services. The Company expects to support ongoing research and development and intends to continue to fund these efforts at the level of 5%-10% of sales going forward.

In 2008, the Company’s worldwide effective tax rate was 24.0%. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland, and in 2006 received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for the Company’s Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending, and capital investment. (See Critical Accounting Policies—Income Taxes below).

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, the Company does not regularly use such instruments, and none were utilized in 2008, 2007, or 2006.

The Company has had twenty-six consecutive profitable quarters through December 31, 2008. Its sales and earnings growth have been the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. The Company’s worldwide sales and marketing headcount in 2008, 2007 and 2006 was 396, 321, and 265, respectively.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the FCPA and other applicable laws (the “FCPA Matter”) and entered into settlement agreements and documents with the U.S. Securities and Exchange Commission and the U.S. Department of Justice in 2008 concerning the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 pursuant to settlement agreements and documents with the SEC and DOJ concerning the FCPA Matter. The Company has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of income:

	Years ended December 31,
	2008	2007	2006
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	40.2%	40.0%	41.3%

Gross margin	59.8%	60.0%	58.7%
Operating expenses:
Selling	30.1%	29.3%	29.7%
General and administrative	12.5%	13.3%	16.1%
Depreciation and amortization	2.2%	2.1%	2.7%
Research and development	6.0%	5.4%	4.7%

Total operating expenses	50.8%	50.1%	53.2%
Income from operations	9.0%	9.9%	5.5%
Interest income	1.0%	1.1%	0.5%
Other expense (income), net	(1.1%)	1.0%	0.5%
Interest expense	(0.2%)	0.0%	(0.0%)

Income before income taxes	8.8%	12.0%	6.5%
Income tax expense	2.1%	2.6%	1.0%

Net income	6.7%	9.4%	5.5%

2008 Compared to 2007

Sales.    Sales increased by $17.6 million, or 9.2%, to $209.2 million in the year ended December 31, 2008, from $191.6 million for the year ended December 31, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. Sales in the Americas region decreased by $1.7 million, or 2.1%, to $78.3 million in the year ended December 31, 2008, from $80.0 million in the year ended December 31, 2007. Sales in the Europe/Africa region increased $15.1 million, or 19.5%, to $93.6 million for the year ended December 31, 2008, from $78.3 million in the year ended December 31, 2007. Sales in the Asia/Pacific region increased $4.0 million, or 12.0%, to $37.3 million for the year ended December 31, 2008, from $33.3 million in the year ended December 31, 2007.

Gross Profit.    Gross profit increased by $10.2 million, or 8.9%, to $125.2 million for year ended December 31, 2008, from $115.0 million for the year ended December 31, 2007. Gross margin decreased to 59.8% for the year ended December 31, 2008, from 60.0% for the year ended December 31, 2007. The decrease in gross margin is primarily due to an increase in service costs as a percentage of sales. The Company expects the trend of changes in the sales mix to result in gross margins in the range of approximately 55% to 60% in 2009, but the continued economic downturn could negatively impact this range.

Selling Expenses.    Selling expenses increased by $6.9 million, or 12.3%, to $63.0 million for the year ended December 31, 2008, from $56.1 million for the year ended December 31, 2007. This increase was primarily due to an increase in compensation expense of $3.7 million, an increase in marketing and advertizing costs of $0.5 million and an increase in travel related expenses of $2.1 million. As a percentage of sales, selling expenses increased to 30.1% of sales in the year ended December 31, 2008 from 29.3% in the year ended December 31, 2007.

General and administrative expenses.    General and administrative expenses increased by $0.6 million, or 2.5%, to $26.1 million for the year ended December 31, 2008, from $25.5 million for the year ended December 31, 2007. General and administrative expenses increased primarily due to an increase in compensation expense of $2.1 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $1.4 million, an increase in the allowance for doubtful accounts of $0.7 million and higher travel related costs of $0.3 million, offset by a reduction of $3.7 million for estimated fines, penalties and professional fees related to the settlement of the FCPA Matter included in the year ended December 31, 2007. General and administrative expenses as a percentage of sales decreased to 12.5% for the year ended December 31, 2008 from 13.3% for the year ended December 31, 2007.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.5 million to $4.5 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007 as a result of an increase in property, equipment and intangible assets.

Research and development expenses.    Research and development expenses increased by $2.3 million to $12.6 million for year ended December 31, 2008, from $10.3 million for the year ended December 31, 2007, primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 6.0% for the year ended December 31, 2008, from 5.4% for the year ended December 31, 2007.

Interest income / expense.    Interest income, net, decreased by $0.3 million to $1.7 million for the year ended December 31, 2008 from $2.0 million for the year ended December 31, 2007, due to interest expense related to the payment of fines and penalties for the FCPA Matter.

Other expense (income), net.    Other expense (income), net, decreased by $4.2 million to $2.3 million of expense for the year ended December 31, 2008, from income of $1.9 million for the year ended December 31, 2007 due to foreign currency transaction losses.

Income tax expense.    Income tax expense decreased by $0.5 million to $4.4 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007 primarily due to a decrease in pretax income. The Company’s effective tax rate increased to 24.0% for the year ended December 31, 2008, from 21.5% for the year ended December 31, 2007 due to an increase in income in higher tax jurisdictions. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $10.2 million and $7.7 million at December 31, 2008 and 2007, respectively. The related valuation allowance was $8.7 million and $6.3 million at December 31, 2008 and 2007, respectively. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income.    Net income decreased by $4.1 million to $14.0 million for the year ended December 31, 2008 from $18.1 million for the year ended December 31, 2007 as a result of the factors described above.

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

Other expense (income), net.    Other expense (income), net, increased by $1.1 million to $1.9 million of income for the year ended December 31, 2007, from income of $0.8 million for the year ended December 31, 2006, primarily as a result of an increase in foreign exchange transaction gains.

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

Cash and cash equivalents decreased by $2.3 million to $23.5 million at December 31, 2008 from $25.8 million at December 31, 2007. The decrease was primarily attributable to purchases of equipment and intangible assets of $13.5 million and short term investments of $4.6 million, offset by a decrease in net income and an increase in non-cash expenses of $13.4 million and the effect of exchange rate changes on cash of $2.5 million. The Company’s short term investments increased to $82.0 million at December 31, 2008 from $77.4 million at December 31, 2007.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2008, the Company was in compliance with all of the covenants under the Amended Loan Agreement. The term of the Amended Loan Agreement extends to April 30, 2009. The Company has not drawn on this line of credit. The Company believes it will be able to renew its line of credit upon the expiration of the current Amended Loan Agreement, although the terms and conditions may change.

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

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2008:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$368	$87	$169	$112	$—
Operating lease obligations	19,175	5,414	9,180	4,576	5
Purchase obligations	14,315	14,315	—	—	—
Estimated tax payments for uncertain tax positions	349	—	349	—	—

Total	$34,207	$19,816	$9,698	$4,688	$5

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of December 31, 2008, the Company does not have any long-term commitments for purchases.

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

Revenue Recognition—Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized when the technology is sold by the licensees.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $2.1 million, or $0.13 per share for the year ended December 31, 2008, and $2.0 million, or $0.13 per share for the year ended December 31, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $1.6 million, or $0.10 per share for the year ended December 31, 2008, and $2.0 million, or $0.13 per share for the year ended December 31, 2007.

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.6% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2009.

Impact of Recently Issued Accounting Standards

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

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company does not believe that any of its assets or liabilities are subject to the recurring measurement provisions of SFAS 157. The disclosure requirements for nonfinancial assets and nonfinancial liabilities assessed on a non-recurring basis have been deferred by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe the adoption of Statement No. 141 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.6% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statements No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited FARO Technologies, Inc. (a Florida Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2009

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$23,494	$25,798
Short-term investments	81,965	77,375
Accounts receivable, net	49,713	54,767
Inventories	33,444	29,100
Deferred income taxes, net	5,581	3,883
Prepaid expenses and other current assets	7,879	6,719

Total current assets	202,076	197,642

Property and Equipment:
Machinery and equipment	22,685	12,895
Furniture and fixtures	4,099	5,008
Leasehold improvements	3,956	3,296

Property and equipment at cost	30,740	21,199
Less: accumulated depreciation and amortization	(16,604)	(13,672)

Property and equipment, net	14,136	7,527

Goodwill	18,951	19,117
Intangible assets, net	8,580	5,970
Service inventory	12,843	10,865
Deferred income taxes, net	2,728	2,418

Total Assets	$259,314	$243,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,813	$12,450
Accrued liabilities	14,032	17,989
Income taxes payable	1,988	2,266
Current portion of unearned service revenues	11,501	8,594
Customer deposits	425	337
Current portion of obligations under capital leases	87	18

Total current liabilities	38,846	41,654
Unearned service revenues—less current portion	6,772	6,091
Deferred tax liability, net	1,107	1,073
Obligations under capital leases—less current portion	281	222

Total Liabilities	47,006	49,040

Commitments and contingencies—See Note 13
Shareholders’ Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 16,741,488 and 16,700,966 issued; 16,658,552 and 16,604,052 outstanding, respectively	17	17
Additional paid-in-capital	149,298	146,489
Retained earnings	57,497	43,545
Accumulated other comprehensive income	5,742	4,599
Common stock in treasury, at cost—55,808 and 40,000 shares respectively	(246)	(151)

Total Shareholders’ Equity	212,308	194,499

Total Liabilities and Shareholders’ Equity	$259,314	$243,539

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except share and per share data)	2008	2007	2006
SALES	$209,249	$191,617	$152,405
COST OF SALES (exclusive of depreciation and amortization, shown separately below)	84,023	76,574	62,947

GROSS PROFIT	125,226	115,043	89,458

OPERATING EXPENSES:
Selling	63,015	56,134	45,282
General and administrative	26,144	25,508	24,554
Depreciation and amortization	4,505	4,034	4,135
Research and development	12,625	10,256	7,228

Total operating expenses	106,289	95,932	81,199

INCOME FROM OPERATIONS	18,937	19,111	8,259

OTHER EXPENSE (INCOME)
Interest income	(2,170)	(2,036)	(743)
Other expense (income), net	2,295	(1,898)	(790)
Interest expense	452	9	16

INCOME BEFORE INCOME TAX EXPENSE	18,360	23,036	9,776
INCOME TAX EXPENSE	4,408	4,943	1,580

NET INCOME	$13,952	$18,093	$8,196

NET INCOME PER SHARE—BASIC	$0.84	$1.17	$0.57

NET INCOME PER SHARE—DILUTED	$0.83	$1.15	$0.56

Weighted average shares—Basic	16,632,608	15,443,259	14,397,050

Weighted average shares—Diluted	16,734,403	15,722,215	14,560,331

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(in thousands except share data)			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total

	Common Stock
	Shares	Amounts
BALANCE DECEMBER 31, 2005	14,330,917	$14	$83,792	$148	$17,256	$(2,199)	$(151)	$98,860

Net income					8,196			8,196
Currency translation adjustment						2,779		2,779

Comprehensive income								10,975

Reclassification related to SFAS 123R			148	(148)				—
Stock Option Expense			236					236
Issuance of restricted stock	43,826		215					215
Stock issued for iQvolution milestone earn-outs	68,574		408					408
Stock options exercised	61,398		351					351
Tax benefit from employee stock option exercises			10					10

BALANCE DECEMBER 31, 2006	14,504,715	$14	$85,160	$—	$25,452	$580	$(151)	$111,055

Net income					18,093			18,093
Currency translation adjustment						4,019		4,019

Comprehensive income								22,112

Stock Option Expense			1,041					1,041
Issuance of restricted stock	23,553		176					176
Stock issued for iQvolution milestone earn-outs	24,773		730					730
Stock options exercised	441,011	1	5,381					5,382
Tax benefit from employee stock option exercises			963					963
Issuance of stock	1,650,000	2	53,038					53,040

BALANCE DECEMBER 31, 2007	16,644,052	$17	$146,489	$—	$43,545	$4,599	$(151)	$194,499

Net income					13,952			13,952
Currency translation adjustment						1,143		1,143

Comprehensive income								15,095

Stock Option Expense			1,793					1,793
Issuance of restricted stock	29,724		343					343
Stock issued for iQvolution milestone earn-outs	17,219		433					433
Stock options exercised	14,362		195					195
Tax benefit from employee stock option exercises			45					45
Purchase of treasury stock	(6,805)						(95)	(95)

BALANCE DECEMBER 31, 2008	16,698,552	$17	$149,298	$—	$57,497	$5,742	$(246)	$212,308

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$13,952	$18,093	$8,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,505	4,034	4,135
Compensation for stock options and restricted stock units	2,237	1,216	401
Provision for bad debts	1,092	373	230
Deferred income tax (benefit) expense	(1,972)	(464)	20
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,993	(9,121)	(12,173)
Inventories	(6,429)	(7,265)	2,804
Prepaid expenses and other current assets	(1,187)	(3,208)	(933)
Income tax benefit from exercise of stock options	(45)	(963)	(102)
Increase (decrease) in:
Accounts payable and accrued liabilities	(5,317)	9,884	3,062
Income taxes payable	(355)	1,278	526
Customer deposits	82	(269)	399
Unearned service revenues	3,710	8,007	3,189

Net cash provided by operating activities	13,266	21,595	9,754

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,705)	(2,930)	(3,357)
Payments for intangible assets	(3,766)	(359)	(820)
(Purchases of) proceeds from short-term investments	(4,590)	(61,585)	700

Net cash used in investing activities	(18,061)	(64,874)	(3,477)

FINANCING ACTIVITIES:
Payments on capital leases	(11)	(92)	(204)
Income tax benefit from exercise of stock options	45	963	102
Purchases of Treasury Stock	(95)	—	—
Proceeds from issuance of stock, net	92	58,421	361

Net cash provided by financing activities	31	59,292	259

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,460	(5,904)	(125)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,304)	10,109	6,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,798	15,689	9,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,494	$25,798	$15,689

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except share and per share data, or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker and the FARO Laser Scanner LS, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

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

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions which have maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $17,907 and $15,376 as of December 31, 2008 and 2007 respectively.

Accounts receivable and related allowance for doubtful accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

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

Depreciation expense was $3,485, $3,319 and $2,842 in 2008, 2007 and 2006, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) indefinite-life identifiable intangible assets and goodwill are not amortized. The Company periodically reviews its identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Other acquired intangibles principally include patents, existing product technology and customer relationships that arose in connection with the acquisition of iQvolution AG and Dimensional Photonics International. Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 15 years.

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

The Reserve for Warranties—The Company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of the warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. The rate is multiplied by the number of machine-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company reevaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of machines remaining under warranty and the remaining number of months each machine will be under warranty. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by FIN 48.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 15 Earnings Per Share.

Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

Long-Lived Assets—The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Which requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. During the fourth quarter of 2008, 2007 and 2006, management reviewed the Company’s long-lived assets and concluded that there was no impairment of these assets for the years ended December 31, 2008, 2007 and 2006.

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

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company has adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. The disclosure requirements for nonfinancial assets and nonfinancial liabilities assessed on a non-recurring basis have been deferred by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe the adoption of Statement No. 141 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

Reclassification—Certain 2007 and 2006 amounts have been reclassified to conform with the 2008 presentation.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2008	2007	2006
Cash paid for interest	$452	$9	$16
Cash paid for income taxes	6,846	4,302	976
Non-cash investing and financing activities:
Value of shares issued for acquisition of iQvolution	433	730	408

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2008	2007	2006
Balance, beginning of year	$739	$458	$214
Provision	1,092	373	257
Amounts written off, net of recoveries	(104)	(92)	(13)

Balance, end of year	$1,727	$739	$458

4.	SHORT-TERM INVESTMENTS

The underlying investments of the Company are variable rate, long-term, tax-exempt municipal bonds. The interest rate on these variable rate municipal bonds resets every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with five business days notice. The investments are held at market based on the Level 1 inputs as defined in SFAS 157, which approximates cost and are classified as short-term investments on the accompanying consolidated balance sheets. The Company accounts for these investments as available for sale securities.

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$11,997	$12,614
Finished goods	6,597	4,903
Sales demonstration inventory	16,321	13,448
Reserve for excess and obsolete	(1,471)	(1,865)

Inventory	$33,444	$29,100

Service inventory	$12,843	$10,865

Total	$46,287	$39,965

6.	GOODWILL

The Company’s goodwill at December 31, 2008 and 2007 is related to its acquisition of three previous businesses. The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates each reporting unit’s fair value versus its carrying value on December 31, of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company prepares a discounted cash flow model to estimate the fair value of the reporting unit and compares this amount against the carrying value. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2008, the Americas Region, the Europe/Asia Region, and the Asia Pacific Region, as shown in the table. As of December 31, 2008 and 2007, the Company did not have any goodwill that was identified as impaired. The decrease in goodwill of $0.2 million in 2008 and the increase of $1.9 million in 2007 relates to adjustments to the purchase of an acquisition made in 2005.

December 31, 2008	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	12,123	433	(599)	11,957
Asia Pacific Region	—	—	—	—

Total	$19,117	$433	$(599)	$18,951

December 31, 2007	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	10,272	730	1,121	12,123
Asia Pacific Region	—	—	—	—

Total	$17,266	$730	$1,121	$19,117

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2008	2007
Amortizable intangible assets:
Existing product technology	$11,076	$11,837
Patents	5,308	3,312
Other	7,452	5,871

Total	23,836	21,020
Accumulated amortization	(15,256)	(15,050)

Intangible assets—net	$8,580	$5,970

Amortization expense was $1,021, $715 and $1,293 in 2008, 2007 and 2006, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Amount
2009	$1,284
2010	1,284
2011	1,054
2012	935
2013	763
Thereafter	3,010

$8,330

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2008	2007
Accrued compensation and benefits	$7,533	$10,689
Accrued warranties	2,381	1,980
Professional and legal fees	742	1,140
Accrued penalties	—	2,650
Other accrued liabilities	3,376	1,530

	$14,032	$17,989

Activity related to accrued warranties was as follows:

	December 31,
	2008	2007
Beginning Balance	$1,980	$1,369
Provision for warranty expense	3,212	1,984
Warranty expired	(2,811)	(1,373)

Ending Balance	$2,381	$1,980

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million. Loans under the loan agreement bear interest at the rate of LIBOR plus 1.75% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, consolidated EBITDA, and senior funded debt to EBITDA. As of December 31, 2008, the Company is in compliance with all of the covenants under the loan agreement. The term of the loan agreement extends to April 30, 2009. The Company has not drawn on this line of credit. The Company believes it will be able to renew its line of credit upon the expiration of the current Amended Loan Agreement, although the terms and conditions may change.

10.	CAPITAL LEASES AND LONG-TERM DEBT

Required future payments of obligations under capital leases are as follows:

Years ending December 31,	Capital Lease Obligations
2009	$87
2010	84
2011	85
2012	71
2013	41

Total future minimum lease payments	368
Less—Current maturities	(87)

$281

Assets under capital leases were $417 and $409 at December 31, 2008 and 2007, respectively. Accumulated depreciation on assets under capital leases was $85 and $150 at December 31, 2008 and 2007, respectively.

11.	OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Years ended December 31,
	2008	2007	2006
Foreign exchange losses (gains)	$2,345	$(1,559)	$(827)
Other	(50)	(339)	37

Total other expense (income), net	$2,295	$(1,898)	$(790)

12.	INCOME TAXES

During fiscal 2008, the Company decreased the unrecognized tax benefit by $0.2 million. The decrease was due to tax developments primarily related to US operations, which impacted the Company’s valuation of uncertain tax positions. As of December 31, 2008, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$510
Additions based on tax positions related to the current year	48
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(209)
Settlements	—

Balance at December 31, 2008	$349

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2008:

Jurisdiction	Open Years	Examination in Process
United States—Federal Income Tax	2004 - 2008	2005
United States—various states	2004 - 2008	N/A
Germany	2004 - 2008	N/A
Switzerland	2002 - 2008	N/A
Singapore	2001 - 2008	N/A
United Kingdom	2007 - 2008	N/A

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.3 million. FARO does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2004 forward and at the state level subject to a three to five year statute of limitations.

The United States Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 income tax return in late 2007. This examination is in process and the Company believes that it has provided appropriately for any uncertain tax positions that may arise. The Company is not currently under examination in any other tax jurisdiction.

The effective income tax rate for 2008, 2007, and 2006, includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $2.1 million, or $0.13 per share, in the year ended December 31, 2008, $2.0 million, or $0.13 per share, in the year ended December 31, 2007, and $1.7 million, or $0.12 per share, in the year ended December 31, 2006.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $1.6 million, or $0.10 per share, during the year ended December 31, 2008, $2.0 million, or $0.13 per share, in the year ended December 31, 2007 and $0.9 million, or $.06 per share, during the year ended December 31, 2006.

At December 31, 2008 and 2007, the Company’s domestic entities had deferred income tax assets in the amount of $6,775 and $4,928, respectively.

At December 31, 2008 and 2007, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $10,224 and $7,677, respectively. For financial reporting purposes, a valuation allowance of $8,690 and $6,304, respectively has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $0.8 million in Germany, which was based on the demonstrated history of earnings over the past three years, and with management’s assessment that it will be more-likely-than-not to utilize their deferred tax assets. Management calculated the amount to release from the valuation allowance using projections of future taxable earnings over the next two years.

The Company has not recognized any U.S. tax expense on undistributed international earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $34.1 million and $25.6 million at December 31, 2008 and 2007, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income before income taxes consists of the following:

	Years ended December 31,
	2008	2007	2006
Domestic	$10,708	$7,081	$932
Foreign	$7,652	15,955	8,844

Income before income taxes	$18,360	$23,036	$9,776

The components of the income tax expense are as follows:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$4,052	$3,925	$517
State	393	381	50
Foreign	1,818	1,235	1,028

	6,263	5,541	1,595

Deferred:
Federal	(695)	(721)	(470)
State	(67)	(70)	(46)
Foreign	(1,093)	193	501

	(1,855)	(598)	(15)

	$4,408	$4,943	$1,580

Income tax expense for the years ended December 31, 2008, 2007, and 2006 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2008	2007	2006
Tax expense at statutory rate of 35%	$6,426	$8,063	$3,422
State income taxes, net of federal benefit	353	234	36
Foreign tax rate difference	(4,600)	(6,042)	(3,064)
Research and development credit	(191)	(77)	(121)
Change in valuation allowance	2,540	1,887	1,411
Change in foreign tax rate	—	164	—
Penalties	—	988	—
Other	(120)	(274)	(104)

Total income tax expense	$4,408	$4,943	$1,580

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2008	2007
Net deferred income tax asset—Current
Intercompany profit in inventory	$2,831	$1,676
Warranty costs	380	292
Bad debt reserve	153	130
Inventory reserve	406	209
Unearned service revenue	1,539	1,318
Other	272	258

Deferred income tax asset—Current	5,581	3,883

Valuation Allowance	—	—

Net deferred income tax asset—Current	$5,581	$3,883

Net deferred income tax asset—Non-current
Depreciation	$1,380	$1,256
Goodwill amortization	(1,009)	(842)
Product design costs	(22)	(56)
Employee stock options	(2)	8
Unearned service revenue	847	679
Tax credits	—	—
Loss carryforwards	10,224	7,677

Deferred income tax asset—Non-current	11,418	8,722

Valuation Allowance	(8,690)	(6,304)

Net deferred income tax asset—Non-current	$2,728	$2,418

Net deferred income tax liability—Non-current Intangible assets	$(1,107)	$(1,073)

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases buildings and equipment under operating leases. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2008:

Years ending December 31,	Amount
2009	$5,414
2010	5,011
2011	4,169
2012	3,385
2013	1,191
Thereafter	5

Total future minimum lease payments	$19,175

Rent expense for 2008, 2007 and 2006 was approximately $4,644, $3,662 and $3,291, respectively.

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

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The derivative complaint alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. In February 2008 and April 2008, the Company received two demands by other alleged shareholders that the Company assert substantially the same claims as set forth in the derivative complaint against seven of the Company’s current and former directors. Both of those demands subsequently were withdrawn.

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement (the “Stipulation”) seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the Company shall adopt certain corporate governance policies for a period of three years from the effective date of those policies, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action will pay $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

On February 13, 2009, the court granted preliminary approval of the settlement. A hearing will be held on April 23, 2009 to determine whether the terms and conditions of the settlement proposed in the Stipulation should be approved as fair, reasonable and adequate. If the court approves the settlement, a judgment will be entered dismissing the Derivative Action, with prejudice, as against each defendant.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. Discovery in the case has commenced, and no trial date has been set. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

14.	STOCK COMPENSATION PLANS

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

The Company is authorized to grant options for up to 703,100 shares of common stock under the 1993 Plan, of which there are none outstanding. The Company is also authorized to grant options for up to 1,400,000 shares of common stock under the 1997 Plan, of which 89,092 options are currently outstanding at exercise prices between $1.50 and $27.40. These options have a 10 year term and vest over a 3-year period. The Company is also authorized to grant up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 63,000 options are currently outstanding at exercise prices between $1.61 and $21.56. Each non-employee director is granted 3,400 restricted shares of common stock that vest ratably over three years, and then annually on the day following the Annual Meeting of Shareholders, each non-employee director is granted 2,200 restricted shares of common stock that vest ratably over three years. The Company is also authorized to grant options for up to 1,750,000 shares of common stock under the 2004 Plan, of which 797,480 options are currently outstanding at exercise prices between $12.50 and $33.21, and 23,433 restricted stock units are outstanding at a stock price of $19.49 to $31.06. These options and restricted stock units have a 10 year term and vest over a 3-year period. The restricted stock unit grants have a performance-based annual vesting on the anniversary date over their respective terms. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

In addition to the four stock option plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of Common Stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares being based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable. As of December 31, 2005 there were 11,090 shares which were accrued but not yet issued in connection with directors’ elections. These shares were issued as of December 31, 2006. There were no shares issued under this plan in 2008.

Compensation costs charged to operations associated with the Company’s stock option plans were $2,098, $1,217, and $210 in 2008, 2007, and 2006, respectively. The changes in stock option associated compensation cost were due to the vesting of options combined with market price fluctuations in the Company’s common stock under variable accounting and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Risk-free interest rate	1.44 - 3.04%	3.26 - 4.5%	5.00%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	4 years	4 years
Expected volatility	54.7% - 58.0%	58.0% - 62.8%	63.2%
Weighted-average expected volatility	57.9%	62.6%	63.2%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2008
Outstanding at beginning of period	785,864	$20.34
Granted	202,800	30.28
Forfeited	(24,730)	23.29
Exercised	(14,362)	13.60

Outstanding at December 31, 2008	949,572	$22.48	6.14	$1,237

Options exercisable at December 31, 2008	626,403	$19.56	5.66	$1,228

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 was $13.99, $12.80 and $7.32, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $8.0 million and $0.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $0.81 million, $0.05 million and $0.03 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	47,941	$24.03
Granted	33,200	27.10
Forfeited	(2,471)	20.66
Vested	(26,010)	22.88

Non-vested at December 31, 2008	52,660	$26.69

As of December 31, 2008, there was $4.0 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

15.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,632,608	$0.84	15,443,259	$1.17	14,397,050	$0.57
Effect of dilutive securities	101,795	(0.01)	278,956	(0.02)	163,281	(0.01)

Diluted EPS	16,734,403	$0.83	15,722,215	$1.15	14,560,331	$0.56

The effect of 509,290, 10,000 and 745,841 potentially dilutive securities were not included for 2008, 2007 and 2006 respectively, as they were antidilutive.

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. Costs charged to operations in connection with the Plan during 2008, 2007, and 2006 aggregated $909, $569 and $247, respectively.

17.	SEGMENT REPORTING

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

The following table presents information about the Company’s reportable segments:

	2008	2007	2006
Americas Region
Net sales to external customers	$78,321	$79,984	$62,967
Operating loss	(4,385)	(1,554)	(6,191)
Long-lived assets	21,366	12,594	12,278
Capital expenditures	7,155	1,879	1,684
Total assets	$155,342	$144,865	$69,607

Europe/Africa Region
Net sales to external customers	$93,585	$78,299	$60,869
Operating income	15,009	11,716	8,130
Long-lived assets	18,253	18,423	16,397
Capital expenditures	2,152	1,079	1,333
Total assets	$76,996	$75,279	$55,041

Asia Pacific Region
Net sales to external customers	$37,343	$33,334	$28,569
Operating income	8,313	8,949	6,320
Long-lived assets	2,048	1,597	1,657
Capital expenditures	939	439	1,038
Total assets	$26,976	$23,395	$19,628

Totals
Net sales to external customers	$209,249	$191,617	$152,405
Operating income	18,937	19,111	8,259
Long-lived assets	41,667	32,614	30,332
Capital expenditures	10,246	3,397	4,055
Total assets	$259,314	$243,539	$144,276

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Sales	$46,090	$57,749	$49,095	$56,315
Gross profit	27,707	36,239	29,009	32,271
Net income	3,378	6,365	2,011	2,198
Net income per share:
Basic	$0.20	$0.38	$0.12	$0.13
Diluted	$0.20	$0.38	$0.12	$0.13

Quarter ended	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Sales	$40,289	$47,579	$44,521	$59,228
Gross profit	23,836	29,224	26,456	35,527
Net income	3,198	5,786	705	8,404
Net income per share:
Basic	$0.22	$0.39	$0.04	$0.51
Diluted	$0.22	$0.39	$0.04	$0.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined under Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, management has concluded that as of December 31, 2008, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in the reports the Company files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by the Securities and Exchange Act of 1934 Rule 13a-1(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Grant Thornton LLP, the independent registered accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

FARO Technologies, Inc.

Lake Mary, Florida

February 26, 2009

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

The information to be set forth under the captions “Election of Directors”, “Corporate Governance and Board Matters,” “Executive Officers,” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Ethics, entitled “Code of Ethics for Senior Financial Officers,” that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Board of Directors has also adopted a Global Ethics Policy which is applicable to those officers as well as all of the Company’s employees. Both the Code of Ethics for Senior Financial Officers and the Global Ethics Policy are available on the Internet web site at http://www.faro.com/Company/Corporate_Governance.asp. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Form 10-K. The Company will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

ITEM 11.	EXECUTIVE COMPENSATION.

The information to be set forth under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts is filed as a part hereof along with the related report of the Independent Registered Public Accounting Firm on the Company’s financial statement schedule. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4. 2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.5	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.7	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)*

Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)*

10.9	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended dated March 29, 2008 and incorporated herein by reference)*

10.10	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.11	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference)

Exhibit No.	Description

10.12	Amended and Restated Employment Agreement dated November 7, 2008, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 7, 2008, and incorporated herein by reference)*

10.13	Amended and Restated Employment Agreement dated November 7, 2008, by and between the Company and Keith Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 7, 2008 and incorporated herein by reference) *

10.14	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 7, 2008 and incorporated herein by reference) *

10.15	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.16	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.17	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.18	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

* Indicates management contracts and compensatory plans and arrangements

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2008:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period
Year ended December 31, 2008
Deducted from assets which apply
Uncollectible accounts	$739	$1,092	$104	$1,727
Reserve for inventory obsolescence	1,865	1,161	1,555	1,471

Total	$2,604	$2,253	$1,659	$3,198

Year ended December 31, 2007
Deducted from assets which apply
Uncollectible accounts	$458	$373	$92	$739
Reserve for inventory obsolescence	404	1,841	380	1,865

Total	$862	$2,214	$472	$2,604

Year ended December 31, 2006
Deducted from assets which apply
Uncollectible accounts	$214	$257	$13	$458
Reserve for inventory obsolescence	373	1,053	1,022	404

Total	$587	$1,310	$1,035	$862

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: February 27, 2009	By:	/S/ KEITH S. BAIR
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

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	February 27, 2009

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer, (Principal Executive Officer), and Director	February 27, 2009

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer),	February 27, 2009

/s/ JOHN CALDWELL John Caldwell	Director	February 27, 2009

/s/ HUBERT D’AMOURS Hubert d’Amours	Director	February 27, 2009

/s/ STEPHEN R. COLE Stephen R. Cole	Director	February 27, 2009

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	February 27, 2009

/s/ ANDRE JULIEN Andre Julien	Director	February 27, 2009

/s/ MARVIN SAMBUR Marvin Sambur	Director	February 27, 2009

/s/ JOHN DONOFRIO John Donofrio	Director	February 27, 2009