Form 10-Q
period 2009-04-04
FARO TECHNOLOGIES INC
filed 2009-05-01
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3157093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Technology Park, Lake Mary, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (407) 333-9911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Do not check if a smaller reporting company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,753,258 shares of the registrant’s common stock as of April 23, 2009.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended April 4, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	(Unaudited) April 4, 2009	(Audited) December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$61,227	$23,494
Short-term investments	32,975	81,965
Accounts receivable, net	30,701	49,713
Inventories	33,584	33,444
Deferred income taxes, net	6,426	5,581
Prepaid expenses and other current assets	8,746	7,879

Total current assets	173,659	202,076

Property and Equipment:
Machinery and equipment	18,435	22,685
Furniture and fixtures	4,833	4,099
Leasehold improvements	8,560	3,956

Property and equipment at cost	31,828	30,740
Less: accumulated depreciation and amortization	(17,220)	(16,604)

Property and equipment, net	14,608	14,136

Goodwill	18,679	18,951
Intangible assets, net	8,338	8,580
Service inventory	12,683	12,843
Deferred income taxes, net	1,799	2,728

Total Assets	$229,766	$259,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,023	$10,813
Accrued liabilities	10,651	14,032
Income taxes payable	—	1,988
Current portion of unearned service revenues	11,313	11,501
Customer deposits	375	425
Current portion of obligations under capital leases	58	87

Total current liabilities	27,420	38,846
Unearned service revenues—less current portion	6,078	6,772
Deferred tax liability, net	1,071	1,107
Obligations under capital leases—less current portion	256	281

Total Liabilities	34,825	47,006

Commitments and contingencies—See Note Q

Shareholders’ Equity:
Common stock—par value $.001, 50,000,000 shares authorized; 16,750,269 and 16,741,488 issued; 16,048,926 and 16,658,552 outstanding, respectively	17	17
Additional paid-in-capital	149,997	149,298
Retained earnings	50,913	57,497
Accumulated other comprehensive income	3,089	5,742
Common stock in treasury, at cost—680,235 and 55,808 shares	(9,075)	(246)

Total Shareholders’ Equity	194,941	212,308

Total Liabilities and Shareholders’ Equity	$229,766	$259,314

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	April 4, 2009	March 29, 2008
SALES
Product	$24,214	$39,327
Service	7,235	6,763

Total Sales	31,449	46,090

COST OF SALES
Product	9,127	13,534
Service	6,062	4,850

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	15,189	18,384

GROSS PROFIT	16,260	27,706

OPERATING EXPENSES:
Selling	12,824	14,428
General and administrative	6,299	5,646
Depreciation and amortization	1,291	1,015
Research and development	3,479	2,713

Total operating expenses	23,893	23,802

(LOSS) INCOME FROM OPERATIONS	(7,633)	3,904

OTHER (INCOME) EXPENSE
Interest income	(158)	(621)
Other expense (income), net	661	(237)
Interest expense	3	441

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(8,139)	4,321

INCOME TAX (BENEFIT) EXPENSE	(1,554)	943

NET (LOSS) INCOME	$(6,585)	$3,378

NET (LOSS) INCOME PER SHARE - BASIC	$(0.41)	$0.20

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.41)	$0.20

Weighted average shares - Basic	16,227,363	16,606,673

Weighted average shares - Diluted	16,227,363	16,738,891

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(6,585)	$3,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,291	1,015
Compensation for stock options and restricted stock units	538	422
Provision for bad debts	397	138
Deferred income tax expense	30	471
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	17,669	8,815
Inventories	(1,078)	(7,129)
Prepaid expenses and other current assets	(1,027)	(2,745)
Income tax benefit from exercise of stock options	—	(43)
Increase (decrease) in:
Accounts payable and accrued liabilities	(8,835)	(4,193)
Income taxes payable	(2,008)	(1,135)
Customer deposits	(39)	177
Unearned service revenues	(441)	921

Net cash (used in) provided by operating activities	(88)	92

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,647)	(577)
Payments for intangible assets	(188)	(331)
Purchases of short-term investments	(32,975)	(32,025)
Proceeds from sales of short-term investments	81,965	26,240

Net cash provided by (used in) investing activities	47,155	(6,693)

FINANCING ACTIVITIES:
Payments on capital leases	(55)	(58)
Income tax benefit from exercise of stock options	—	43
Repurchases of common stock	(8,829)	—
Proceeds from issuance of stock, net	—	80

Net cash (used in) provided by financing activities	(8,884)	65

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(450)	224

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,733	(6,312)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,494	25,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,227	$19,486

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 4, 2009 and March 29, 2008

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker and FARO Laser Scanner LS, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

NOTE B – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all of the Company’s subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended April 4, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company previously adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 (revised) had no impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 had no impact on the Company’s financial position or results of operations

As of January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of its financial results.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, typically the vesting period. The vesting period for the share-based compensation awarded by the Company is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The Company uses the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended April 4, 2009 and March 29, 2008:

	For the Three Months Ended
	April 4, 2009	March 29, 2008
Risk-free interest rate	1.38% and 1.44%	2.15-2.55%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	48.3%	58.0%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $538 and $422 for the three months ended April 4, 2009 and March 29, 2008, respectively.

A summary of stock option activity and weighted average exercise prices for the three months ended April 4, 2009 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of April 4, 2009
Outstanding at beginning of period	949,572	$22.48
Granted	190,856	13.08
Forfeited	(7,582)	27.51
Exercised	—	—

Outstanding at April 4, 2009	1,132,846	$20.87	6.05	$1,468

Options exercisable at April 4, 2009	752,600	$20.91	5.67	$1,070

The weighted-average grant-date fair value of the stock options granted during the three months ended April 4, 2009 and March 29, 2008 was $5.08 and $14.12 per option, respectively. The total intrinsic value of stock options exercised during the three months ended April 4, 2009 and March 29, 2008 was $0.0 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended April 4, 2009 and March 29, 2008 was $1.6 million and $0.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended April 4, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	52,660	$26.69
Granted	20,674	13.04
Forfeited	(1,830)	26.64
Vested	(9,387)	25.69

Non-vested at April 4, 2009	62,117	$22.30

As of April 4, 2009, there was $4.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash paid for interest	$9	$1
Cash paid for income taxes	$1,466	$1,738
Non-Cash Activity:
Value of shares issued for acquisition of iQvolution	$162	$—

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have original maturities of three months or less to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at April 4, 2009 include U.S. Treasury Bills totaling $33.0 million that mature in July, August and September of 2009. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the U.S. Treasury Bills at April 4, 2009 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of April 4, 2009	As of December 31, 2008
Accounts receivable	$32,365	$51,440
Allowance for doubtful accounts	(1,664)	(1,727)

Total	$30,701	$49,713

NOTE K – INVENTORIES

Inventories consist of the following:

	As of April 4, 2009	As of December 31, 2008
Raw materials	$11,757	$11,997
Finished goods	6,666	6,597
Sales demonstration inventory	16,772	16,321
Reserve for excess and obsolete	(1,611)	(1,471)

Inventory	$33,584	$33,444

Service inventory	$12,683	$12,843

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 4, 2009		March 29, 2008
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,227,363	$(0.41)	16,606,673	$0.20
Effect of dilutive securities	—	—	132,218	—

Diluted EPS	16,227,363	$(0.41)	16,738,891	$0.20

The effect of 1,132,846 and 277,936 securities were not included for the three months ended April 4, 2009 and March 29, 2008, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of April 4, 2009	As of December 31, 2008
Accrued compensation and benefits	$6,039	$7,533
Accrued warranties	1,909	2,381
Professional and legal fees	579	742
Other accrued liabilities	2,124	3,376

	$10,651	$14,032

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.0 million and $10.2 million at April 4, 2009 and December 31, 2008, respectively. The related valuation allowance was $9.6 million and $8.7 million at April 4, 2009 and December 31, 2008, respectively. The Company’s effective tax rate was 19.1% for the three months ended April 4, 2009 and 21.8% for the three months ended March 29, 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2009 and 2008 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.6 million, or $0.03 per share, in the three month period ended April 4, 2009, and $0.5 million, or $0.03 per share, in the three month period ended March 29, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, during the three month period ended April 4, 2009, and $0.4 million, or $0.03 per share, in the three month period ended March 29, 2008.

NOTE O – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region.

The Company develops, manufactures, markets, supports and sells Computer-Aided Design (“CAD”)-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	April 4, 2009	March 29, 2008
Americas Region
Net sales to external customers	$12,527	$19,120
Operating (loss) income	(5,430)	522
Long-lived assets	21,872	12,786
Capital expenditures	1,046	321
Total assets	139,087	153,054

Europe/Africa Region
Net sales to external customers	$12,356	$18,863
Operating (loss) income	(2,884)	1,900
Long-lived assets	17,623	19,821
Capital expenditures	293	357
Total assets	65,869	73,581

Asia Pacific Region
Net sales to external customers	$6,566	$8,107
Operating income	681	1,482
Long-lived assets	2,130	1,505
Capital expenditures	425	22
Total assets	24,810	22,885

Totals
Net sales to external customers	$31,449	$46,090
Operating (loss) income	(7,633)	3,904
Long-lived assets	41,625	34,112
Capital expenditures	1,764	700
Total assets	229,766	249,520

NOTE P – COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	April 4, 2009	March 29, 2008
NET (LOSS) INCOME	$(6,585)	$3,378
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency translation adjustments	(2,653)	4,860

COMPREHENSIVE (LOSS) INCOME	$(9,238)	$8,238

Other comprehensive (loss) income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries, combined with their accumulated earnings or losses.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2014. Total obligations under these leases is approximately $5.4 million for 2009.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of April 4, 2009, the Company does not have any long-term commitments for purchases.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court, seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation paid $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and, accordingly, has no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

Derivative Action—On January 10, 2008, a Verified Shareholder Derivative Complaint was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The Derivative Action alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. In February 2008 and April 2008, the Company received two demands by other alleged shareholders against seven of the Company’s current and former directors that asserted substantially the same claims as set forth in the Derivative Action. Both of those demands subsequently were withdrawn.

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the Company will adopt certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action will pay $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively, “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. Discovery in the case has commenced, and no trial date has been set. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination may have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on April 22, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25%—2.50% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, minimum tangible net worth, and senior funded debt to EBITDA. As of April 4, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report, Form 10-K, for the year ended December 31, 2008.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect or estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the imposition of penalties against the Company for failure to comply with its continuing obligations with respect to the FCPA Matter.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	the slowdown in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers access to liquidity and capital;

•	the difficulty quantifying and predicting market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets;

•	changes in gross margins due to changing product mix of products sold and the different gross margins on different products;

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

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers, and application engineers;

•	the failure to effectively manage the Company’s growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms; and

•	other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of April 4, 2009, the Company’s products have been purchased by approximately 9,200 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2009, 39.8% of the Company’s sales were in the Americas compared to 41.5% in the first three months of 2008, 39.3% were in the Europe/Africa region compared to 40.9% in the first quarter of 2008 and 20.9% were in the Asia/Pacific region, compared to 17.6% in the same prior year period. In the first quarter of 2009, new order bookings decreased $19.6 million, or 41.7%, to $27.4 million from $47.0 million in the prior year period. New orders decreased $8.0 million, or 43.5%, in the Americas to $10.4 million, from $18.4 million in the prior year period. New orders decreased $7.7 million, or 39.7%, to $11.7 million in Europe/Africa from $19.4 in the first quarter of 2008. In Asia/Pacific, new orders decreased $3.9 million, or 42.4%, to $5.3 million, from $9.2 million in the first quarter of 2008.

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

The Company’s effective tax rate decreased to 19.1% for the three months ended April 4, 2009 from 21.8% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

Accounting for wholly owned foreign subsidiaries is maintained in the currency of the respective foreign jurisdiction and, therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2008 or the three months ended April 4, 2009.

The Company implemented two reductions-in-force during the quarter ended April 4, 2009 as a result of deteriorating global economic conditions. The first reduction-in-force was announced on February 20, 2009, and affected approximately 7% of the Company’s workforce. As a result of this first reduction-in-force, the Company expects to save approximately $4.5 million in compensation costs on an annualized basis. Severance costs were $0.7 million. The second reduction-in-force was announced on April 6, 2009, effective April 3, 2009, and affected approximately 14% of the Company’s workforce. As a result of this second reduction-in-force, the Company expects to save $7.4 million in compensation costs on an annualized basis. Severance costs for the second reduction-in-force were $1.0 million.

The Company has incurred a net loss in the quarter ended April 4, 2009, primarily as a result of a decrease in product sales, due to the deterioration of the global economy. Prior to the first quarter of 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance, and the Company can offer no assurance as to when or if it will be profitable again in the future.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the FCPA and other applicable laws (the “FCPA Matter”) and entered into settlement agreements and documents with the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) in 2008 concerning the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 pursuant to settlement agreements and documents with the SEC and DOJ concerning the FCPA Matter. The Company has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The selection process of the monitor is not yet complete. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended April 4, 2009 Compared to the Three Months Ended March 29, 2008

Sales decreased by $14.7 million, or 31.8%, to $31.4 million in the three months ended April 4, 2009 from $46.1 million for the three months ended March 29, 2008. This decrease resulted primarily due to a decrease in unit sales in all regions related to the weakness in the global economy. Product sales decreased by $15.1 million or, 38.4%, to $24.2 million for the three months ended April 4, 2009 from $39.3 million in the first quarter of the prior year. Service revenue increased by $0.4 million, or 7.0%, to $7.2 million for the three months ended April 4, 2009 from $6.8 million in the same period during the prior year. This increase was due primarily to an increase in warranty revenue.

Sales in the Americas region decreased $6.6 million, or 34.5%, to $12.5 million for the three months ended April 4, 2009 from $19.1 million in the three months ended March 29, 2008. Product sales in the Americas region decreased by $6.7 million, or 41.4%, to $9.5 million for the three months ended April 4, 2009 from $16.2 million in the first quarter of the prior year. Service revenue in the Americas region increased by $0.2 million, or 6.9%, to $3.1 million for the three months ended April 4, 2009 from $2.9 million in the same period during the prior year. This increase was due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $6.5 million, or 34.5%, to $12.4 million for the three months ended April 4, 2009 from $18.9 million in the three months ended March 29, 2008. Product sales in the Europe/Africa region decreased by $6.8 million, or 42.2%, to $9.3 million for the three months ended April 4, 2009 from $16.1 million in the first quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.3 million, or 10.7%, to $3.1 million for the three months ended April 4, 2009 from $2.8 million in the same period during the prior year. This increase was due primarily to an increase in warranty and training revenue.

Sales in the Asia/Pacific region decreased $1.5 million, or 19.0%, to $6.6 million for the three months ended April 4, 2009 from $8.1 million in the three months ended March 29, 2008. Product sales in the

Asia/Pacific region decreased by $1.5 million, or 21.4%, to $5.5 million for the three months ended April 4, 2009 from $7.0 million in the first quarter of the prior year. Service revenue in the Asia/Pacific region remained the same at $1.1 million for the three months ended April 4, 2009 from the same period during the prior year.

Gross profit decreased by $11.4 million, or 41.3%, to $16.3 million for the three months ended April 4, 2009 from $27.7 million for the three months ended March 29, 2008. Gross margin decreased to 51.7% for the three months ended April 4, 2009 from 60.1% for the three months ended March 29, 2008. The decrease in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 62.3% in the three months ended April 4, 2009 from 65.6% for the three months ended March 29, 2008, primarily as a result of a change in the sales mix resulting from an increase in sales of product lines with lower gross margins. Gross margin from service revenues decreased to 16.2% in the three months ended April 4, 2009 from 28.3% for the three months ended March 29, 2008 primarily as a result of severance costs of $0.6 million related to the reductions-in-force in the first quarter of 2009.

Selling expenses decreased by $1.6 million, or 11.1%, to $12.8 million for the three months ended April 4, 2009 from $14.4 million for three months ended March 29, 2008. This decrease was primarily due to a decrease in commission and compensation expense of $1.0 million and lower travel related costs of $0.7 million, offset by severance costs of $0.6 million.

Worldwide sales and marketing headcount increased by 30, or 8.8%, to 369 at April 4, 2009 from 339 at March 29, 2008. Regionally, the Company’s sales and marketing headcount remained at 121 for the Americas; decreased by 3, or 2.3%, in Europe/Africa to 127 at April 4, 2009 from 130 at March 29, 2008; and increased by 33, or 37.5%, in Asia/Pacific to 121 at April 4, 2009 from 88 at March 29, 2008.

As a percentage of sales, selling expenses increased to 40.8% of sales in the three months ended April 4, 2009 from 31.3% in the three months ended March 29, 2008. Regionally, selling expenses were 36.8% of sales in the Americas for the quarter, compared to 28.5% of sales in the first quarter of 2008, 44.8% of sales for Europe/Africa compared to 33.2% of sales from the same period in the prior year, and 40.9% of sales compared to 33.5% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.7 million, or 11.6%, to $6.3 million for the three months ended April 4, 2009 from $5.6 million for the three months ended March 29, 2008, primarily due to an increase in professional and legal fees of $0.4 million, increased costs related to the additional leased space to expand the Company’s corporate offices of $0.4 million and severance costs of $0.2 million related to the reductions-in-force in the first quarter of 2009.

Depreciation and amortization expenses increased by $0.3 million to $1.3 million for the three months ended April 4, 2009 from $1.0 million for the three months ended March 29, 2008.

Research and development expenses increased to $3.5 million for the three months ended April 4, 2009 from $2.7 million for the three months ended March 29, 2008, primarily as a result of an increase in staffing levels and compensation expense of $0.5 million related to continuing product development and an increase in materials of $0.2 million. Severance costs related to the reductions-in-force in the first quarter of 2009 were $0.1 million. Research and development expenses as a percentage of sales increased to 11.1% for the three months ended April 4, 2009 from 5.9% for the three months ended March 29, 2008.

Interest income decreased by $0.4 million to $0.2 million for the three months ended April 4, 2009 from $0.6 million for the three months ended March 29, 2008, due to a decrease in interest rates related to cash and short term investments.

Interest expense decreased by $0.4 million to $0.0 million for the three months ended April 4, 2009 from $0.4 million for the three months ended March 29, 2008, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA matter accrued in the first quarter of 2008.

Other expense (income), net changed by $0.9 million to $0.7 million of expense for the three months ended April 4, 2009, from income of $0.2 million for the three months ended March 29, 2008, primarily as a result of foreign currency transaction losses.

Income tax (benefit) expense decreased by $2.5 million to a benefit of $1.6 million for the three months ended April 4, 2009 from expense of $0.9 million for the three months ended March 29, 2008. This decrease was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.0 million and $10.2 million at April 4, 2009 and December 31, 2008, respectively. The related valuation allowance was $9.6 million and $8.7 million at April 4, 2009 and December 31, 2008, respectively. The Company’s effective tax rate decreased to 19.1% for the three months ended April 4, 2009 from 21.8% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $10.0 million to a net loss of $6.6 million for the three months ended April 4, 2009 from net income of $3.4 million for the three months ended March 29, 2008 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities, proceeds of approximately $31.5 million from its 1997 initial public offering of common stock, the Company’s 2003 private placement of common stock with various institutional investors totaling approximately $24.9 million, and the Company’s 2007 sale of 1,650,000 shares of common stock in a registered direct offering pursuant to a Form S-3 Registration Statement to certain institutional investors at $34.00 per share, with net proceeds after deducting placement fees and other offering expenses of approximately $53.0 million.

Cash and cash equivalents increased by $37.7 million to $61.2 million at April 4, 2009, from $23.5 million at December 31, 2008. Cash and cash equivalents include $32.0 million of U.S. Treasury Bills having a maturity of less than 90 days. The increase was primarily attributable to net proceeds of $17.0 million from the sale of $82.0 million of the Company’s variable rate demand bonds and purchases of $65.0 million of U.S. Treasury Bills and an increase in working capital of $4.4 million, offset by purchases of $8.9 million of the Company’s common stock as part of the Company’s share repurchase program, a net loss and non-cash expenses of $4.5 million, $1.8 million in purchases of equipment and intangible assets, and the effect of exchange rate changes on cash of $0.5 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on April 22, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% - 2.50% and require the Company to maintain certain ratios with respect to a debt covenant agreement, including current ratio, minimum tangible net worth, and senior funded debt to EBITDA. As of April 4, 2009 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.6 million, or $0.03 per share, for the three months ended April 4, 2009 and $0.5 million, or $0.03 per share, for the three months ended March 29, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, for the three months ended April 4, 2009, and $0.4 million, or $0.03 per share, for the three months ended March 29, 2008.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by Interpretation No. 48. “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.”

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 60.2% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court, seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation paid $6.875 million into a settlement fund for the Securities Litigation. That sum is within the coverage limit of the policy and, accordingly, has no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

Derivative Action – On January 10, 2008, a Verified Shareholder Derivative Complaint was filed by an alleged shareholder of the Company in the U.S. District Court for the Middle District of Florida against six of the Company’s current and former directors, as defendants, and against the Company, as a nominal defendant (the “Derivative Action”). The Derivative Action alleges breach of fiduciary duty and other claims against the individual defendants principally in connection with the alleged acts and omissions asserted in the Securities Litigation. In February 2008 and April 2008, the Company received two demands by other alleged shareholders against seven of the Company’s current and former directors that asserted substantially the same claims as set forth in the Derivative Action. Both of those demands subsequently were withdrawn.

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the Company will adopt certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action will pay $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant.

Patent Matters —On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. Discovery in the case has commenced, and no trial date has been set. The Company contends that it does not infringe the asserted patents and/or that the patents are invalid. The accused Laser ScanArm products represent a small portion of the Company’s product line. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination may have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2008 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. Set forth below is information regarding the Company’s stock repurchases made during the first quarter of fiscal 2009 under this program.

	Stock Purchase Program
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Program
January 1, 2009 - January 31, 2009	342,407	$14.00	342,407	$25,135,285
February 1, 2009 - February 28, 2009	282,020	$14.32	282,020	$21,094,621
March 1, 2009 - April 4, 2009	—	$—	—	$21,094,621

Total	624,427		624,427

The Company previously purchased 6,805 shares in the fourth quarter of 2008 under the repurchase program for an aggregate purchase price of $0.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.19	Director Compensation Program

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 1, 2009	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)