Form 10-Q
period 2009-07-04
FARO TECHNOLOGIES INC
filed 2009-07-31
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

(407) 333-9911

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 22, 2009, there were 16,083,730 shares of the registrant’s common stock outstanding.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended July 4, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	July 4, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$26,790	$23,494
Short-term investments	64,973	81,965
Accounts receivable, net	32,901	49,713
Inventories	29,580	33,444
Deferred income taxes, net	6,278	5,581
Prepaid expenses and other current assets	10,291	7,879

Total current assets	170,813	202,076

Property and Equipment:
Machinery and equipment	19,043	22,685
Furniture and fixtures	5,142	4,099
Leasehold improvements	9,217	3,956

Property and equipment at cost	33,402	30,740
Less: accumulated depreciation and amortization	(18,509)	(16,604)

Property and equipment, net	14,893	14,136

Goodwill	19,198	18,951
Intangible assets, net	8,222	8,580
Service inventory	12,551	12,843
Deferred income taxes, net	1,856	2,728

Total Assets	$227,533	$259,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,471	$10,813
Accrued liabilities	7,915	14,032
Income taxes payable	—	1,988
Current portion of unearned service revenues	11,675	11,501
Customer deposits	887	425
Current portion of obligations under capital leases	41	87

Total current liabilities	24,989	38,846
Unearned service revenues - less current portion	5,882	6,772
Deferred tax liability, net	1,114	1,107
Obligations under capital leases - less current portion	266	281

Total Liabilities	32,251	47,006

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,785,058 and 16,741,488 issued; 16,083,730 and 16,658,552 outstanding, respectively	17	17
Additional paid-in-capital	150,662	149,298
Retained earnings	48,809	57,497
Accumulated other comprehensive income	4,869	5,742
Common stock in treasury, at cost - 680,235 and 55,808 shares	(9,075)	(246)

Total Shareholders’ Equity	195,282	212,308

Total Liabilities and Shareholders’ Equity	$227,533	$259,314

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

SALES
Product	$27,203	$50,591	$51,416	$89,918
Service	7,313	7,158	14,548	13,921

Total Sales	34,516	57,749	65,964	103,839

COST OF SALES
Product	10,259	16,044	19,386	29,580
Service	4,893	5,466	10,955	10,314

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	15,152	21,510	30,341	39,894

GROSS PROFIT	19,364	36,239	35,623	63,945

OPERATING EXPENSES:
Selling	12,128	17,076	24,952	31,504
General and administrative	6,134	7,014	12,433	12,660
Depreciation and amortization	1,389	1,120	2,680	2,135
Research and development	3,285	3,172	6,764	5,885

Total operating expenses	22,936	28,382	46,829	52,184

(LOSS) INCOME FROM OPERATIONS	(3,572)	7,857	(11,206)	11,761

OTHER (INCOME) EXPENSE
Interest income	(36)	(456)	(194)	(1,077)
Other (income) expense, net	(837)	419	(176)	182
Interest expense	4	7	6	448

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(2,703)	7,887	(10,842)	12,208

INCOME TAX (BENEFIT) EXPENSE	(599)	1,522	(2,153)	2,465

NET (LOSS) INCOME	$(2,104)	$6,365	$(8,689)	$9,743

NET (LOSS) INCOME PER SHARE - BASIC	$(0.13)	$0.38	$(0.53)	$0.59

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.13)	$0.38	$(0.53)	$0.58

Weighted average shares - Basic	16,069,312	16,627,540	16,408,259	16,618,333

Weighted average shares - Diluted	16,069,312	16,784,473	16,408,259	16,758,363

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(8,689)	$9,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,680	2,135
Compensation for stock options and restricted stock units	1,201	1,060
Provision for bad debts	649	446
Deferred income tax expense	180	(1,329)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	16,208	4,049
Inventories	4,088	(8,856)
Prepaid expenses and other current assets	(2,402)	(1,877)
Income tax benefit from exercise of stock options	—	(43)
Increase (decrease) in:
Accounts payable and accrued liabilities	(12,451)	(8,962)
Income taxes payable	(1,990)	(1,542)
Customer deposits	462	186
Unearned service revenues	(688)	1,957

Net cash used in operating activities	(752)	(3,033)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,663)	(1,952)
Payments for intangible assets	(291)	(3,333)
Purchases of short-term investments	(64,972)	(37,125)
Proceeds from sales of short-term investments	81,967	36,735

Net cash provided by (used in) investing activities	14,041	(5,675)

FINANCING ACTIVITIES:
Payments on capital leases	(61)	(81)
Income tax benefit from exercise of stock options	—	43
Repurchases of common stock	(8,829)
Proceeds from issuance of stock, net	—	80

Net cash (used in) provided by financing activities	(8,890)	42

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,103)	(375)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,296	(9,041)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,494	25,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,790	$16,757

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended July 4, 2009 and June 28, 2008

(Unaudited)

(in thousands, except share and per share data or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively, the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker and FARO Laser Scanner LS, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing, and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended July 4, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company previously adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination consummated in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of SFAS 141 (revised) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 (revised) had no impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 had no impact on the Company’s financial position or results of operations

As of January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP had no impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165), which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. SFAS 165 was effective for the Company on July 4, 2009. The Company reviewed events for inclusion in the financial statements through July 31, 2009, the date that the accompanying financial statements were issued. The adoption of SFAS 165 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 but does not expect it to have a material effect on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended July 4, 2009 and June 28, 2008:

	For the Six Months Ended
	July 4, 2009	June 28, 2008

Risk-free interest rate	1.38% and 1.44%	2.15-3.04%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	48.3%	58.0%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $663 and $638 for the three months ended July 4, 2009 and June 28, 2008, respectively, and $1,201 and $1,060 for the six months ended July 4, 2009 and June 28, 2008, respectively.

A summary of stock option activity and weighted average exercise prices for the six months ended July 4, 2009 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of July 4, 2009
Outstanding at beginning of period	949,572	$22.48
Granted	258,607	13.07
Forfeited	(44,441)	20.44
Exercised	(3,750)	4.06

Outstanding at July 4, 2009	1,159,988	$20.52	5.83	$1,548

Options exercisable at July 4, 2009	739,917	$20.96	5.42	$1,071

The weighted-average grant-date fair value of the stock options granted during the six months ended July 4, 2009 and June 28, 2008 was $5.08 and $14.09 per option, respectively. The total intrinsic value of stock options exercised during the three months ended July 4, 2009 and June 28, 2008 was $0.0 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended July 4, 2009 and June 28, 2008 was $0.0 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended July 4, 2009 and June 28, 2008 was $0.1 million and $0.1 million, respectively. The total fair value of stock options vested during the six months ended July 4, 2009 and June 28, 2008 was $1.7 million and $0.8 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended July 4, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	52,660	$26.69
Granted	51,724	14.25
Forfeited	(6,706)	18.42
Vested	(15,667)	27.35

Non-vested at July 4, 2009	82,011	$19.36

As of July 4, 2009, there was $4.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	July 4, 2009	June 28, 2008

Cash paid for interest	$6	$3

Cash paid for income taxes	$1,965	$5,458

Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	$162	$—

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have original maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at July 4, 2009 include U.S. Treasury Bills totaling $65.0 million that mature through December 31, 2009. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the U.S. Treasury Bills at July 4, 2009 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of July 4, 2009	As of December 31, 2008
Accounts receivable	$34,861	$51,440
Allowance for doubtful accounts	(1,960)	(1,727)

Total	$32,901	$49,713

NOTE K – INVENTORIES

Inventories consist of the following:

	As of July 4, 2009	As of December 31, 2008
Raw materials	$9,989	$11,997
Finished goods	4,155	6,597
Sales demonstration inventory	17,086	16,321
Reserve for excess and obsolete	(1,650)	(1,471)

Inventory	$29,580	$33,444

Service inventory	$12,551	$12,843

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,069,312	$(0.13)	16,627,540	$0.38	16,408,259	$(0.53)	16,618,333	$0.59

Effect of dilutive securities	—	—	156,933	—	—	—	140,030	(0.01)

Diluted EPS	16,069,312	$(0.13)	16,784,473	$0.38	16,408,259	$(0.53)	16,758,363	$0.58

The effect of 1,159,988 and 192,900 shares were not included for the three months ended July 4, 2009 and June 28, 2008, respectively, and 1,159,988 and 194,400 shares were not included for the six months ended July 4, 2009 and June 28, 2008, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of July 4, 2009	As of December 31, 2008
Accrued compensation and benefits	$3,688	$7,533
Accrued warranties	1,391	2,381
Professional and legal fees	972	742
Other accrued liabilities	1,864	3,376

	$7,915	$14,032

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at July 4, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.0 million and $8.7 million at July 4, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 19.9% for the six months ended July 4, 2009 compared with an effective tax rate of 20.2% for the six months ended June 28, 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rates for 2009 and 2008 include a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland, as a result of a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, in the six month period ended July 4, 2009, and $1.4 million, or $0.08 per share, in the six month period ended June 28, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006, with an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, during the six month period ended July 4, 2009, and $0.8 million, or $0.05 per share, in the six month period ended June 28, 2008.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Americas Region
Net sales to external customers	$12,266	$20,215	$24,793	$39,335
Operating (loss)	(4,131)	(743)	(9,562)	(221)
Long-lived assets	22,279	16,112	22,279	16,112
Capital expenditures	1,134	814	2,180	1,135
Total assets	133,028	148,438	133,028	148,438

Europe/Africa Region
Net sales to external customers	$15,083	$27,018	$27,438	$45,881
Operating (loss) income	(536)	5,647	(3,420)	7,547
Long-lived assets	18,013	19,901	18,013	19,901
Capital expenditures	46	516	339	873
Total assets	67,652	79,179	67,652	79,179

Asia Pacific Region
Net sales to external customers	$7,167	$10,516	$13,733	$18,623
Operating income	1,095	2,953	1,776	4,435
Long-lived assets	2,021	1,392	2,021	1,392
Capital expenditures	19	66	444	88
Total assets	26,853	24,288	26,853	24,288

Totals
Net sales to external customers	$34,516	$57,749	$65,964	$103,839
Operating (loss) income	(3,572)	7,857	(11,206)	11,761
Long-lived assets	42,313	37,405	42,313	37,405
Capital expenditures	1,199	1,396	2,963	2,096
Total assets	227,533	251,905	227,533	251,905

NOTE Q – COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

NET (LOSS) INCOME	$(2,104)	$6,365	$(8,689)	$9,743
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency translation adjustments	1,781	(392)	(873)	4,468

COMPREHENSIVE (LOSS) INCOME	$(323)	$5,973	(9,562)	14,211

Other comprehensive (loss) income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries, combined with their accumulated earnings or losses.

NOTE R – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2014. Total obligations under these leases are approximately $5.4 million for 2009.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of July 4, 2009, the Company does not have any long-term commitments for purchases.

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

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant. Pursuant to the terms of the settlement, the Company has adopted certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action has paid $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

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

NOTE S – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth, measured at the end of each of the Company’s fiscal quarters. As of July 4, 2009 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Forward Looking Statements

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the imposition of penalties against the Company for failure to comply with its continuing obligations with respect to the FCPA Matter.

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for CAD-based inspection and/or factory-level statistical process control, and high-density surveying. These products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of July 4, 2009, the Company’s products have been purchased by approximately 9,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu Dresser, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the six months ended July 4, 2009, 37.6% of the Company’s sales were in the Americas compared to 37.9% in the first six months of 2008, 41.6% were in the Europe/Africa region compared to 44.2% in the first six months of 2008, and 20.8% were in the Asia/Pacific region compared to 17.9% in the same prior year period. In the second quarter of 2009, new order bookings decreased $23.3 million, or 39.7%, to $35.4 million from $58.7 million in the prior year period. New orders decreased $8.0 million, or 39.6%, in the Americas to $12.2 million from $20.2 million in the prior year period. New orders decreased $12.4 million, or 45.1%, to $15.1 million in Europe/Africa from $27.5 in the second quarter of 2008. In Asia/Pacific, new orders decreased $2.9 million, or 26.4%, to $8.1 million from $11.0 million in the second quarter of 2008.

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

The Company’s effective tax benefit rate was 19.9% for the six months ended July 4, 2009 compared with an effective tax rate of 20.2% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In addition, in 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations subject to certain terms and conditions including employment, spending and capital investment.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction and; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2008 or the six months ended July 4, 2009.

The Company implemented two reductions-in-force during the quarter ended April 4, 2009 as a result of deteriorating global economic conditions. The first reduction-in-force was announced on February 20, 2009, and affected approximately 7% of the Company’s workforce. As a result of this first reduction-in-force, the Company expects to save approximately $4.5 million in compensation costs on an annualized basis. Severance costs related to the first reduction-in-force equaled $0.7 million. The second reduction-in-force was effective April 3, 2009, was announced on April 6, 2009, and affected approximately 14% of the Company’s workforce. As a result of this second reduction-in-force, the Company expects to save $7.4 million in compensation costs on an annualized basis. Severance costs for the second reduction-in-force were $1.0 million.

The Company incurred a net loss in the quarter and six months ended July 4, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the deterioration of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and FARO Laser Scanner LS; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance and the Company can offer no assurance as to when or if it will be profitable again in the future.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws (the “FCPA Matter”) and entered into settlement agreements and documents with the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) in 2008 related to the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and paid $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 related to the FCPA Matter. The Company has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, including full cooperation with the government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The selection process of the monitor is not yet complete. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended July 4, 2009 Compared to the Three Months Ended June 28, 2008

Total sales decreased by $23.1 million, or 40.2%, to $34.6 million in the three months ended July 4, 2009 from $57.7 million for the three months ended June 28, 2008. This decrease resulted primarily from a decrease in unit sales in all regions related to the weakness in the global economy. Product sales decreased by $23.3 million, or 46.1%, to $27.2 million for the three months ended July 4, 2009 from $50.5 million in the second quarter of the prior year. Service revenue increased by $0.2 million, or 2.2%, to $7.4 million for the three months ended July 4, 2009 from $7.2 million in the same period during the prior year, primarily due to an increase in warranty revenue in the Americas and the Asia/Pacific regions.

Sales in the Americas region decreased $7.9 million, or 39.3%, to $12.3 million for the three months ended July 4, 2009 from $20.2 million in the three months ended June 28, 2008. Product sales in the Americas region decreased by $8.3 million, or 47.4%, to $9.2 million for the three months ended July 4, 2009 from $17.5 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.4 million, or 14.8%, to $3.1 million for the three months ended July 4, 2009 from $2.7 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $11.9 million, or 44.2%, to $15.1 million for the three months ended July 4, 2009 from $27.0 million in the three months ended June 28, 2008. Product sales in the Europe/Africa region decreased by $11.4 million, or 48.5%, to $12.1 million for the three months ended July 4, 2009 from $23.5 million in the second quarter of the prior year. Service revenue in the Europe/Africa region decreased by $0.5 million, or 14.3%, to $3.0 million for the three months ended July 4, 2009 from $3.5 million in the same period during the prior year.

Sales in the Asia/Pacific region decreased $3.3 million, or 31.8%, to $7.2 million for the three months ended July 4, 2009 from $10.5 million in the three months ended June 28, 2008. Product sales in the

Asia/Pacific region decreased by $3.6 million, or 37.9%, to $5.9 million for the three months ended July 4, 2009 from $9.5 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.3 million, or 30.0%, to $1.3 million for the three months ended July 4, 2009 from $1.0 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit decreased by $16.8 million, or 46.6%, to $19.4 million for the three months ended July 4, 2009 from $36.2 million for the three months ended June 28, 2008. Gross profit includes a charge of approximately $0.15 million for damages as a result of a flood in the Company’s Germany facility. The total decrease in finished goods inventory was approximately $0.9 million offset by insurance claims of approximately $0.7 million. Gross margin decreased to 56.1% for the three months ended July 4, 2009 from 62.8% for the three months ended June 28, 2008, primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 62.3% in the three months ended July 4, 2009 from 68.3% for the three months ended June 28, 2008, primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenues increased to 33.1% in the three months ended July 4, 2009 from 23.6% for the three months ended June 28, 2008, primarily due to a decrease in customer service costs.

Selling expenses decreased by $5.0 million, or 29.0%, to $12.1 million for the three months ended July 4, 2009 from $17.1 million for three months ended June 28, 2008. This decrease was primarily due to a decrease in commission and compensation expense of $3.2 million, marketing and advertising expense of $0.6 million, and travel-related costs of $0.4 million.

Worldwide sales and marketing headcount increased by 23, or 6.6%, to 371 at July 4, 2009 from 348 at June 28, 2008. Regionally, the Company’s sales and marketing headcount decreased by 2 or 1.6%, to 125 at July 4, 2009 from 127 for the Americas; remained at 127 in Europe/Africa; and increased by 25 or 26.6%, in Asia/Pacific to 119 at July 4, 2009 from 94 at June 28, 2008.

As a percentage of sales, selling expenses increased to 35.1% of sales in the three months ended July 4, 2009 from 29.6% in the three months ended June 28, 2008. Regionally, selling expenses were 34.9% of sales in the Americas for the quarter, compared to 30.0% of sales in the second quarter of 2008; 37.0% of sales for Europe/Africa compared to 30.1% of sales from the same period in the prior year; and 31.5% of sales for Asia/Pacific compared to 27.3% of sales from the same period in the prior year.

General and administrative expenses decreased by $0.9 million, or 12.5%, to $6.1 million for the three months ended July 4, 2009 from $7.0 million for the three months ended June 28, 2008, primarily due to a decrease in compensation expense of $0.5 million and lower travel-related costs of $0.4 million.

Depreciation and amortization expenses increased by $0.3 million to $1.4 million for the three months ended July 4, 2009 from $1.1 million for the three months ended June 28, 2008, primarily due to an increase in property and equipment.

Research and development expenses increased to $3.3 million for the three months ended July 4, 2009 from $3.2 million for the three months ended June 28, 2008, primarily due to an increase in material costs of $0.2 million. Research and development expenses as a percentage of sales increased to 9.5% for the three months ended July 4, 2009 from 5.5% for the three months ended June 28, 2008.

Interest income decreased by $0.42 million to $0.04 million for the three months ended July 4, 2009 from $0.46 million for the three months ended June 28, 2008, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net decreased by $1.3 million to income of $0.84 million for the three months ended July 4, 2009 from expense of $0.42 million for the three months ended June 28, 2008, primarily as a result of foreign currency transaction gains.

Income tax (benefit) expense decreased by $2.1 million to a benefit of $0.6 million for the three months ended July 4, 2009 from expense of $1.5 million for the three months ended June 28, 2008, primarily due to a decrease in pre-tax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at July 4, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.0 million and $8.7 million at July 4, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 22.2% for the three months ended July 4, 2009. The Company’s effective tax rate was 19.3% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $8.5 million to a net loss of $2.1 million for the three months ended July 4, 2009 from net income of $6.4 million for the three months ended June 28, 2008 as a result of the factors described above.

Six Months Ended July 4, 2009 Compared to the Six Months Ended June 28, 2008

Total sales decreased by $37.8 million, or 36.5%, to $66.0 million in the six months ended July 4, 2009 from $103.8 million for the six months ended June 28, 2008. This decrease is attributable primarily to a decrease in unit sales in all regions as a result of the weakness in the global economy. Product sales decreased by $38.5 million, or 42.8%, to $51.4 million for the six months ended July 4, 2009 from $89.9 million for the six months ended June 28, 2008. Service revenue increased by $0.7 million, or 4.5%, to $14.6 million for the six months ended July 4, 2009 from $13.9 million in the same period during the prior year, primarily due to an increase in warranty revenue in the Americas and the Asia/Pacific regions.

Sales in the Americas region decreased $14.4 million or 37.0%, to $24.9 million for the six months ended July 4, 2009 from $39.3 million in the six months ended June 28, 2008. Product sales in the Americas region decreased by $15.1 million, or 44.7%, to $18.7 million for the six months ended July 4, 2009 from $33.8 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.7 million, or 12.7%, to $6.2 million for the six months ended July 4, 2009 from $5.5 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $18.5 million, or 40.2%, to $27.4 million for the six months ended July 4, 2009 from $45.9 million in the six months ended June 28, 2008. Product sales in the Europe/Africa region decreased by $18.2 million, or 46.0%, to $21.4 million for the six months ended July 4, 2009 from $39.6 million in the second quarter of the prior year. Service revenue in the Europe/Africa region decreased by $0.3 million, or 4.8%, to $6.0 million for the six months ended July 4, 2009 from $6.3 million in the same period during the prior year.

Sales in the Asia/Pacific region decreased $4.9 million, or 26.3%, to $13.7 million for the six months ended July 4, 2009 from $18.6 million in the six months ended June 28, 2008. Product sales in the Asia/Pacific region decreased by $5.2 million, or 31.5%, to $11.3 million for the six months ended July 4, 2009 from $16.5 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.3 million, or 14.3%, to $2.4 million for the six months ended July 4, 2009 from $2.1 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Gross profit decreased by $28.3 million, or 44.3%, to $35.6 million for the six months ended July 4, 2009 from $63.9 million for the six months ended June 28, 2008. Gross margin decreased to 54.0% for the six months ended July 4, 2009 from 61.6% for the six months ended June 28, 2008. The decrease in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 62.3% in the six months ended July 4, 2009 from 67.1% for the six months ended June 28, 2008 primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenue decreased to 24.7% in the six months ended July 4, 2009 from 25.9% for the six months ended June 28, 2008.

Selling expenses decreased by $6.5 million, or 20.8%, to $25.0 million for the six months ended July 4, 2009 from $31.5 million for six months ended June 28, 2008, primarily due to a decrease in commission and compensation expense of $4.3 million, a decrease in travel related expenses of $1.1 million, and a decrease in marketing and advertising expenses of $0.5 million.

Worldwide sales and marketing headcount increased by 23, or 6.6%, to 371 at July 4, 2009 from 348 at June 28, 2008. Regionally, the Company’s sales and marketing headcount decreased by 2, or 1.6%, to 125 at July 4, 2009 from 127 for the Americas; remained at 127 in Europe/Africa; and increased by 25, or 26.6%, in Asia/Pacific to 119 at July 4, 2009 from 94 at June 28, 2008.

As a percentage of sales, selling expenses increased to 37.8% of sales in the six months ended July 4, 2009 from 30.3% in the six months ended June 28, 2008. Regionally, selling expenses were 35.8% of sales in the Americas for the six months ended July 4, 2009 compared to 29.3% of sales in the prior year period; 40.6% of sales for Europe/Africa compared to 31.4% of sales from the same period in the prior year; and 36.0% of sales compared to 30.0% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.3 million or 1.8%, to $12.4 million for the six months ended July 4, 2009 from $12.7 million for the six months ended June 28, 2008, mostly due to decreases in travel costs of $0.5 million and compensation expenses of $0.3 million, offset by increases in legal and professional fees of $0.5 million.

Depreciation and amortization expenses increased by $0.6 million to $2.7 million for the six months ended July 4, 2009 from $2.1 million for the six months ended June 28, 2008, primarily due to an increase in property and equipment.

Research and development expenses increased to $6.8 million for the six months ended July 4, 2009 from $5.9 million for the six months ended June 28, 2008, primarily as a result of an increase in compensation expenses of $0.4 million and material costs of $0.5 million. Research and development expenses as a percentage of sales increased to 10.3% for the six months ended July 4, 2009 from 5.7% for the six months ended June 28, 2008.

Interest income decreased by $0.9 million to $0.2 million for the six months ended July 4, 2009 from $1.1 million for the six months ended June 28, 2008, due to a decrease in interest rates related to cash and short term investments.

Interest expense decreased by $0.4 million to $0.0 million for the six months ended July 4, 2009 from $0.4 million for the six months ended June 28, 2008, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA Matter.

Other (income) expense, net decreased by $0.4 million to income of $0.2 million for the six months ended July 4, 2009 from expense of $0.2 million for the six months ended June 28, 2008, primarily as a result of foreign currency transaction gains.

Income tax (benefit) expense decreased by $4.7 million to a benefit of $2.2 million for the six months ended July 4, 2009 from an expense of $2.5 million for the six months ended June 28, 2008. This change was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at July 4, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.0 million and $8.7 million at July 4, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 19.9% for the six months ended July 4, 2009. The Company’s effective tax rate was 20.2% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $18.4 million to a net loss of $8.7 million for the six months ended July 4, 2009 from net income of $9.7 million for the six months ended June 28, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3.3 million to $26.8 million at July 4, 2009 from $23.5 million at December 31, 2008. The increase was primarily attributable to net proceeds of $17.0 million from the sale of $82.0 million of the Company’s variable rate demand bonds, purchases of $65.0 million of U.S. Treasury Bills and an increase in working capital of $3.0 million, offset by purchases of $8.9 million of the Company’s common stock as part of the Company’s share repurchase program, a net loss and non-cash expenses of $3.8 million, $3.0 million in purchases of equipment and intangible assets, and the effect of exchange rate changes on cash of $1.1 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of July 4, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in the Company’s calculations in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on the Company’s operations and financial position.

The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the Company’s financial statements.

Revenue Recognition—Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software is only recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized when the technology is sold by the licensees.

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

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence described in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates unless it is “more likely than not” that it will recover such assets. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, for the six months ended July 4, 2009 and $1.4 million, or $0.08 per share, for the six months ended June 28, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, for the six months ended July 4, 2009, and $0.8 million, or $0.05 per share, for the six months ended June 28, 2008.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.”

The Reserve For Warranties—The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that may increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.4% of the Company’s revenues are invoiced, and a significant portion of its operating expenses are paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Litigation—On December 6, 2005, the first of four essentially identical class action securities fraud lawsuits were filed against the Company and certain officers of the Company (the “Securities Litigation”) in the U.S. District Court for the Middle District of Florida. On April 19, 2006, the four lawsuits were consolidated, and Kornitzer Capital Management, Inc. (the “Lead Plaintiff”) was appointed as the lead plaintiff. The Lead Plaintiff sought to include in the class all persons who purchased or otherwise acquired the Company’s common stock between April 15, 2004 and March 15, 2006 (the “Class”), and sought an unspecified amount of damages, premised on allegations that each defendant made misrepresentations and omissions of material fact during the Class period in violation of the Exchange Act.

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

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant. Pursuant to the terms of the settlement, the Company has adopted certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action has paid $400,000 to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264, which are generally directed to laser scanning devices. The complaint was served on November 5, 2008. Discovery in the case has commenced, and no trial date has been set. The Company contends that it does not infringe the asserted patents and/or that the patents are invalid. The Company’s Laser ScanArm products at issue represent a small portion of the Company’s product line. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, or financial condition. However, the outcome is difficult to predict and an adverse determination may have a material impact on the Company’s business, or financial condition.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under Part I, Item IA. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Annual Report Form 10-K for the year ended December 31, 2008 are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. Set forth below is information regarding the Company’s stock repurchases made during the six months ended July 4, 2009, under this program.

	Stock Purchase Program
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Program
January 1, 2009 - January 31, 2009	342,407	$14.00	342,407	$25,135,285
February 1, 2009 - February 28, 2009	282,020	$14.32	282,020	$21,094,621
March 1, 2009 - April 4, 2009	—	$—	—	$21,094,621
April 5, 2009 - July 4, 2009	—	$—	—	$21,094,621

Total	624,427		624,427

The Company previously purchased 6,805 shares in the fourth quarter of 2008 under the repurchase program for an aggregate purchase price of $0.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 14, 2009, the following matters set forth in the Company’s Proxy Statement, dated April 15, 2009, were voted upon with the results indicated below.

1. Messrs. Simon Raab and Andre Julian were elected to serve on the Company’s Board of Directors for a term of three years. The terms of office of Messrs. Jay W. Freeland, Stephen R. Cole, John Donofrio, Norman Schipper, Marvin R. Sambur, and John Caldwell continued after the meeting. The number of votes cast for and the number of votes withheld were as follows:

	Votes For	Withheld
Simon Raab	15,428,002	530,942
Andre Julian	12,354,559	3,604,385

2. The proposal for the approval and adoption of the Company’s 2009 Equity Incentive Plan was approved, with 11,964,206 votes cast FOR, 1,227,448 votes cast AGAINST, 1,253,368 abstentions, and 1,513,923 broker non votes;

3. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent accountants for 2009 was approved, with 15,925,414 votes cast FOR, 17,771 votes cast AGAINST, and 15,758 abstentions.

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

FARO Technologies, Inc.
(Registrant)

Date: July 31, 2009	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)