Form 10-Q
period 2009-10-03
FARO TECHNOLOGIES INC
filed 2009-11-06
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2009, there were 16,102,331 shares of the registrant’s common stock outstanding.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended October 3, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	October 3, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$27,401	$23,494
Short-term investments	64,979	81,965
Accounts receivable, net	35,697	49,713
Inventories	28,212	33,444
Deferred income taxes, net	4,541	5,581
Prepaid expenses and other current assets	12,225	7,879

Total current assets	173,055	202,076

Property and Equipment:
Machinery and equipment	19,557	22,685
Furniture and fixtures	5,250	4,099
Leasehold improvements	9,399	3,956

Property and equipment at cost	34,206	30,740
Less: accumulated depreciation and amortization	(19,800)	(16,604)

Property and equipment, net	14,406	14,136

Goodwill	19,822	18,951
Intangible assets, net	8,199	8,580
Service inventory	12,751	12,843
Deferred income taxes, net	1,909	2,728

Total Assets	$230,142	$259,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,460	$10,813
Accrued liabilities	8,368	14,032
Income taxes payable	—	1,988
Current portion of unearned service revenues	11,551	11,501
Customer deposits	626	425
Current portion of obligations under capital leases	27	87

Total current liabilities	26,032	38,846
Unearned service revenues - less current portion	5,591	6,772
Deferred tax liability, net	1,152	1,107
Obligations under capital leases - less current portion	285	281

Total Liabilities	33,060	47,006

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,793,289 and 16,741,488 issued; 16,102,331 and 16,658,552 outstanding, respectively	17	17
Additional paid-in-capital	151,487	149,298
Retained earnings	47,537	57,497
Accumulated other comprehensive income	7,116	5,742
Common stock in treasury, at cost - 680,235 and 55,808 shares, respectively	(9,075)	(246)

Total Shareholders’ Equity	197,082	212,308

Total Liabilities and Shareholders’ Equity	$230,142	$259,314

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008

SALES
Product	$27,876	$41,100	$79,292	$131,019
Service	7,837	7,995	22,385	21,915

Total Sales	35,713	49,095	101,677	152,934

COST OF SALES
Product	11,261	14,223	30,647	43,804
Service	4,850	5,863	15,805	16,176

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	16,111	20,086	46,452	59,980

GROSS PROFIT	19,602	29,009	55,225	92,954

OPERATING EXPENSES:
Selling	11,482	15,382	36,434	46,886
General and administrative	6,158	6,614	18,591	19,274
Depreciation and amortization	1,410	1,158	4,090	3,293
Research and development	2,802	3,237	9,566	9,122

Total operating expenses	21,852	26,391	68,681	78,575

(LOSS) INCOME FROM OPERATIONS	(2,250)	2,618	(13,456)	14,379

OTHER (INCOME) EXPENSE
Interest income	(31)	(547)	(225)	(1,624)
Other (income) expense, net	(183)	652	(359)	834
Interest expense	3	2	9	450

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(2,039)	2,511	(12,881)	14,719

INCOME TAX (BENEFIT) EXPENSE	(766)	500	(2,919)	2,965

NET (LOSS) INCOME	$(1,273)	$2,011	$(9,962)	$11,754

NET (LOSS) INCOME PER SHARE - BASIC	$(0.08)	$0.12	$(0.62)	$0.71

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.08)	$0.12	$(0.62)	$0.70

Weighted average shares - Basic	16,093,759	16,637,497	16,131,680	16,624,784

Weighted average shares - Diluted	16,093,759	16,731,064	16,131,680	16,751,679

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(9,962)	$11,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,090	3,293
Compensation for stock options and restricted stock units	1,827	1,686
Provision for bad debts	961	446
Deferred income tax expense (benefit)	1,919	(1,575)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	14,040	9,198
Inventories	6,202	(9,681)
Prepaid expenses and other current assets	(4,234)	(2,369)
Income tax benefit from exercise of stock options	(2)	(45)
Increase (decrease) in:
Accounts payable and accrued liabilities	(11,220)	(7,654)
Income taxes payable	(1,965)	(771)
Customer deposits	186	(11)
Unearned service revenues	(1,490)	2,671

Net cash provided by operating activities	352	6,942

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,919)	(4,377)
Payments for intangible assets	(504)	(3,584)
Purchases of short-term investments	(64,979)	(4,995)
Proceeds from sales of short-term investments	81,965	—

Net cash provided by (used in) investing activities	13,563	(12,956)

FINANCING ACTIVITIES:
Payments on capital leases	(55)	(68)
Income tax benefit from exercise of stock options	2	45
Repurchases of common stock	(8,829)	—
Proceeds from issuance of stock, net	45	128

Net cash (used in) provided by financing activities	(8,837)	105

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,171)	271

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,907	(5,638)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,494	25,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,401	$20,160

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 3, 2009 and September 27, 2008

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended October 3, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2008, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 (formerly Statement of Financial Accounting Standards “SFAS” 157), “Fair Value Measurements and Disclosures” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company previously adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted ASC 820-10 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2009, the Company adopted FASB ASC 805-20 (formerly SFAS 141 and 141 Revised), “Business Combinations - Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (“ASC 805-20”). ASC 805-20 establishes that an acquirer must recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination consummated in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of ASC 805-20 are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 had no impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted FASB ASC 810-10 (formerly SFAS No. 160), “Consolidation” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 had no impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted FASB ASC 815-10 (formerly SFAS No. 161), “Derivatives and Hedging” (“ASC 815-10”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 had no impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is now codified in ASC 825-10. ASC 825-10 superseded FAS No. 107-1, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting, as well as in annual financial statements. ASC 825-10 also superseded APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 825-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, now codified in ASC 855-10, “Subsequent Events”, which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. ASC 855-10 was effective for the Company on July 4, 2009. The Company reviewed events for inclusion in the financial statements through November 4, 2009, the date that the accompanying financial statements were issued. The adoption of ASC 855-10 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, which is now codified in ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted, accordingly, for the current fiscal reporting period. The adoption of ASC 105-10 supersedes all references to pre-codification standards and had no impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, “Revenue Recognition”. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 will be effective beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect this amendment to have a material impact on the Company’s consolidated financial statements.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, typically the vesting period. The vesting period for the share-based compensation awarded by the Company is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants and the Company uses the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended October 3, 2009 and September 27, 2008:

	For the Nine Months Ended
	October 3, 2009	September 27, 2008
Risk-free interest rate	1.38% and 1.44%	2.15 - 3.04%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	48.3%	54.7% and 58%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $626 and $626 for the three months ended October 3, 2009 and September 27, 2008, respectively, and $1,827 and $1,686 for the nine months ended October 3, 2009 and September 27, 2008, respectively.

A summary of stock option activity and weighted average exercise prices for the nine months ended October 3, 2009 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of October 3, 2009
Outstanding at beginning of period	949,572	$22.48
Granted	258,607	13.06
Forfeited	(128,160)	18.83
Exercised	(5,750)	7.78

Outstanding at October 3, 2009	1,074,269	$20.73	5.53	$1,937

Options exercisable at October 3, 2009	724,508	$20.92	5.18	$1,191

The weighted-average grant-date fair value of the stock options granted during the nine months ended October 3, 2009 and September 27, 2008 was $5.08 and $14.06 per option, respectively. The total intrinsic value of stock options exercised and the fair value of stock options vested during the three months ended October 3, 2009 and September 27, 2008 were less than $0.1 million respectively. The total intrinsic value of stock options exercised during the nine months ended October 3, 2009 and September 27, 2008 was $0.0 million and $0.1 million, respectively. The total fair value of stock options vested during the nine months ended October 3, 2009 and September 27, 2008 was $1.7 million and $0.8 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended October 3, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	52,660	$26.69
Granted	57,955	14.45
Forfeited	(24,121)	18.83
Vested	(22,999)	26.12

Non-vested at October 3, 2009	63,495	$18.61

As of October 3, 2009, there was $2.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.6 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	October 3, 2009	September 27, 2008

Cash paid for interest	$9	$4

Cash paid for income taxes	$2,090	$6,600

Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	$317	$433

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have original maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at October 3, 2009 include U.S. Treasury Bills totaling $65.0 million that mature through March 18, 2010. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at October 3, 2009 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of October 3, 2009	As of December 31, 2008
Accounts receivable	$38,039	$51,440
Allowance for doubtful accounts	(2,342)	(1,727)

Total	$35,697	$49,713

NOTE K – INVENTORIES

Inventories consist of the following:

	As of October 3, 2009	As of December 31, 2008
Raw materials	$9,718	$11,997
Finished goods	3,129	6,597
Sales demonstration inventory	17,184	16,321
Reserve for excess and obsolete	(1,819)	(1,471)

Inventory	$28,212	$33,444

Service inventory	$12,751	$12,843

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,093,759	$(0.08)	16,637,497	$0.12	16,131,680	$(0.62)	16,624,784	$0.71

Effect of dilutive securities	—	—	93,567	—	—	—	126,895	(0.01)

Diluted EPS	16,093,759	$(0.08)	16,731,064	$0.12	16,131,680	$(0.62)	16,751,679	$0.70

The effect of 1,074,269 and 293,402 shares were not included for the three months ended October 3, 2009 and September 27, 2008, respectively, and 1,074,269 and 285,936 shares were not included for the nine months ended October 3, 2009 and September 27, 2008, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of October 3, 2009	As of December 31, 2008
Accrued compensation and benefits	$4,558	$7,533
Accrued warranties	1,117	2,381
Professional and legal fees	1,071	742
Other accrued liabilities	1,622	3,376

	$8,368	$14,032

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at October 3, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.1 million and $8.7 million at October 3, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 22.7% for the nine months ended October 3, 2009 compared with an effective tax rate of 20.1% for the nine months ended September 27, 2008. The Company’s tax rate continues to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rates for 2009 and 2008 include a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland, as a result of a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, in the nine month period ended October 3, 2009, and $1.8 million, or $0.11 per share, in the nine month period ended September 27, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006, with an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.04 per share, during the nine month period ended October 3, 2009, and $1.2 million, or $0.07 per share, in the nine month period ended September 27, 2008.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Americas Region
Net sales to external customers	$13,713	$18,386	$38,506	$57,721
Operating loss	(2,718)	(2,913)	(12,280)	(3,134)
Long-lived assets	21,925	17,677	21,925	17,677
Capital expenditures	312	1,899	2,492	3,034
Total assets	135,774	153,948	135,774	153,948

Europe/Africa Region
Net sales to external customers	$14,594	$21,530	$42,032	$67,411
Operating (loss) income	(82)	3,294	(3,502)	10,841
Long-lived assets	18,521	18,846	18,521	18,846
Capital expenditures	105	424	444	1,297
Total assets	66,873	72,670	66,873	72,670

Asia Pacific Region
Net sales to external customers	$7,406	$9,179	$21,139	$27,802
Operating income	550	2,237	2,326	6,672
Long-lived assets	1,981	1,399	1,981	1,399
Capital expenditures	45	158	489	246
Total assets	27,495	26,169	27,495	26,169

Totals
Net sales to external customers	$35,713	$49,095	$101,677	$152,934
Operating (loss) income	(2,250)	2,618	(13,456)	14,379
Long-lived assets	42,427	37,922	42,427	37,922
Capital expenditures	462	2,481	3,425	4,577
Total assets	230,142	252,787	230,142	252,787

NOTE Q – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008

NET INCOME (LOSS)	$(1,273)	$2,011	$(9,962)	$11,754
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	2,247	(3,621)	1,374	847

COMPREHENSIVE INCOME (LOSS)	$974	$(1,610)	$(8,588)	$12,601

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

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of October 3, 2009, the Company does not have any long-term commitments for purchases.

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

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively, “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. The Company responded with counterclaims alleging that the asserted patents are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. Discovery in the case is ongoing, and no trial date has been set. On October 8, 2009, the Court held a “Markman” hearing for the purpose of construing the claim language of the asserted patents. No final order on claim construction has yet issued. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination may have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE S – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth, measured at the end of each of the Company’s fiscal quarters. As of October 3, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, and their companion CAM2 software, provide for Computer Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. These products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of October 3, 2009, the Company’s products have been purchased by approximately 9,800 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the nine months ended October 3, 2009, 37.9% of the Company’s sales were in the Americas compared to 37.7% in the first nine months of 2008, 41.3% were in the Europe/Africa region compared to 44.1% in the first nine months of 2008, and 20.8% were in the Asia/Pacific region compared to 18.2% in the same prior year period. In the third quarter of 2009, new order bookings decreased $13.4 million, or 27.2%, to $35.8 million from $49.2 million in the prior year period. New orders decreased $3.6 million, or 20.5%, in the Americas to $14.0 million from $17.6 million in the prior year period. New orders decreased $7.0 million, or 32.1%, to $14.8 million in Europe/Africa from $21.8 in the third quarter of 2008. In Asia/Pacific, new orders decreased $2.8 million, or 28.6%, to $7.0 million from $9.8 million in the third quarter of 2008.

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

The Company’s effective tax benefit rate was 22.7% for the nine months ended October 3, 2009 compared with an effective tax rate of 20.1% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In addition, in 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations, subject to certain terms and conditions including employment, spending and capital investment.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction, and therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2008 or the nine months ended October 3, 2009.

The Company implemented three reductions-in-force during the nine month period ended October 3, 2009 to lower costs in view of the effects of deteriorating global economic conditions. The first reduction-in-force was announced on February 20, 2009, and affected approximately 7% of the Company’s workforce. As a result of this first reduction-in-force, the Company expects to save approximately $4.5 million in compensation costs on an annualized basis. Severance costs related to the first reduction-in-force equaled $0.7 million. The second reduction-in-force, effective April 3, 2009, was announced on April 6, 2009, and affected approximately 14% of the Company’s workforce. As a result of this second reduction-in-force, the Company expects to save $7.4 million in compensation costs on an annualized basis. Severance costs for the second reduction-in-force were $1.0 million. The third reduction-in-force was effective August 24, 2009, and affected approximately 8% of the Company’s workforce. As a result of this third reduction-in-force, the Company expects to save approximately $4.1 million in compensation costs on an annualized basis. Severance costs for the third reduction-in-force were $0.6 million.

The Company incurred a net loss in the quarter and nine months ended October 3, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the deterioration of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and FARO Laser Scanner LS; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance and the Company can offer no assurance as to when or if it will be profitable again in the future.

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

Results of Operations

Three Months Ended October 3, 2009 Compared to the Three Months Ended September 27, 2008

Total sales decreased by $13.4 million, or 27.3%, to $35.7 million in the three months ended October 3, 2009 from $49.1 million for the three months ended September 27, 2008. This decrease resulted primarily from a decrease in unit sales in all regions related to the weakness in the global economy. Product sales decreased by $13.2 million, or 32.1%, to $27.9 million for the three months ended October 3, 2009 from $41.1 million in the third quarter of the prior year. Service revenue decreased by $0.2 million, or 2.5%, to $7.8 million for the three months ended October 3, 2009 from $8.0 million in the same period during the prior year, primarily due to a decrease in training revenue in Europe and the Americas regions.

Sales in the Americas region decreased $4.7 million, or 25. 5%, to $13.7 million for the three months ended October 3, 2009 from $18.4 million in the three months ended September 27, 2008. Product sales in the Americas region decreased by $4.8 million, or 31.4%, to $10.5 million for the three months ended October 3, 2009 from $15.3 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.1 million, or 3.2%, to $3.2 million for the three months ended October 3, 2009 from $3.1 million in the same period during the prior year.

Sales in the Europe/Africa region decreased $6.9 million, or 32.1%, to $14.6 million for the three months ended October 3, 2009 from $21.5 million in the three months ended September 27, 2008. Product sales in the Europe/Africa region decreased by $6.2 million, or 34.8%, to $11.6 million for the three months ended October 3, 2009 from $17.8 million in the third quarter of the prior year. Service revenue in the Europe/Africa region decreased by $0.7 million, or 18.9%, to $3.0 million for the three months ended October 3, 2009 from $3.7 million in the same period during the prior year, primarily due to a decrease in customer service and training revenue.

Sales in the Asia/Pacific region decreased $1.8 million, or 19.6%, to $7.4 million for the three months ended October 3, 2009 from $9.2 million in the three months ended September 27, 2008. Product sales in the Asia/Pacific region decreased by $2.2 million, or 27.5%, to $5.8 million for the three months ended October 3, 2009 from $8.0 million in the third quarter of the prior year.

Service revenue in the Asia/Pacific region increased by $0.4 million, or 33.3%, to $1.6 million for the three months ended October 3, 2009 from $1.2 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit decreased by $9.4 million, or 32.4%, to $19.6 million for the three months ended October 3, 2009 from $29.0 million for the three months ended September 27, 2008. Gross margin decreased to 54.9% for the three months ended October 3, 2009 from 59.1% for the three months ended September 27, 2008, primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 59.6% in the three months ended October 3, 2009 from 65.4% for the three months ended September 27, 2008, primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenues increased to 38.1% in the three months ended October 3, 2009 from 26.7% for the three months ended September 27, 2008, primarily due to a decrease in customer service costs.

Selling expenses decreased by $3.9 million, or 25.4%, to $11.5 million for the three months ended October 3, 2009 from $15.4 million for three months ended September 27, 2008. This decrease was primarily due to a decrease in commission and compensation expense of $2.7 million, marketing and advertising expense of $0.3 million, and travel-related costs of $0.7 million.

Worldwide sales and marketing headcount decreased by 45, or 12.2%, to 324 at October 3, 2009 from 369 at September 27, 2008. Regionally, the Company’s sales and marketing headcount decreased by 40, or 30.3%, to 92 at October 3, 2009 from 132 for the Americas; decreased by 14 or 10.7%, to 117 at October 3, 2009 from 131 in Europe/Africa; and increased by 9, or 8.5%, in Asia/Pacific to 115 at October 3, 2009 from 106 at September 27, 2008.

As a percentage of sales, selling expenses increased to 32.2% of sales in the three months ended October 3, 2009 from 31.3% in the three months ended September 27, 2008. Regionally, selling expenses were 29.0% of sales in the Americas for the quarter, compared to 32.2% of sales in the third quarter of 2008; 33.5% of sales for Europe/Africa compared to 31.7% of sales from the same period in the prior year; and 35.3% of sales for Asia/Pacific compared to 28.8% of sales from the same period in the prior year.

General and administrative expenses decreased by $0.4 million, or 6.9%, to $6.2 million for the three months ended October 3, 2009 from $6.6 million for the three months ended September 27, 2008, primarily due to a decrease in compensation expense of $0.7 million and lower travel-related costs of $0.2 million, offset by an increase in legal and professional fees of $0.3 million.

Depreciation and amortization expenses increased by $0.2 million to $1.4 million for the three months ended October 3, 2009 from $1.2 million for the three months ended September 27, 2008, primarily due to an increase in property and equipment.

Research and development expenses decreased to $2.8 million for the three months ended October 3, 2009 from $3.2 million for the three months ended September 27, 2008, primarily due to a decrease in compensation costs of $0.2 million. Research and development expenses as a percentage of sales increased to 7.8% for the three months ended October 3, 2009 from 6.6% for the three months ended September 27, 2008.

Interest income decreased by $0.52 million to $0.03 million for the three months ended October 3, 2009 from $0.55 million for the three months ended September 27, 2008, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net decreased by $0.9 million to income of $0.2 million for the three months ended October 3, 2009 from expense of $0.7 million for the three months ended September 27, 2008, primarily as a result of foreign currency transaction gains.

Income tax (benefit) expense decreased by $1.3 million to a benefit of $0.8 million for the three months ended October 3, 2009 from expense of $0.5 million for the three months ended September 27, 2008, primarily due to a decrease in pre-tax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at October 3, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.1 million and

$8.7 million at October 3, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 37.6% for the three months ended October 3, 2009, while the Company’s effective tax rate was 19.9% in the prior year period, primarily due to a taxable loss in higher tax jurisdictions. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $3.3 million to a net loss of $1.3 million for the three months ended October 3, 2009 from net income of $2.0 million for the three months ended September 27, 2008 as a result of the factors described above.

Nine months Ended October 3, 2009 Compared to the Nine months Ended September 27, 2008

Total sales decreased by $51.2 million, or 33.5%, to $101.7 million in the nine months ended October 3, 2009 from $152.9 million for the nine months ended September 27, 2008. This decrease is attributable primarily to a decrease in unit sales in all regions as a result of the weakness in the global economy. Product sales decreased by $51.7 million, or 39.5%, to $79.3 million for the nine months ended October 3, 2009 from $131.0 million for the nine months ended September 27, 2008. Service revenue increased by $0.5 million, or 2.3%, to $22.4 million for the nine months ended October 3, 2009 from $21.9 million in the same period during the prior year, primarily due to an increase in warranty revenue in the Americas and the Asia/Pacific regions.

Sales in the Americas region decreased $19.1 million, or 33.1%, to $38.6 million for the nine months ended October 3, 2009 from $57.7 million in the nine months ended September 27, 2008. Product sales in the Americas region decreased by $19.8 million, or 40.4%, to $29.2 million for the nine months ended October 3, 2009 from $49.0 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.7 million, or 8.0%, to $9.4 million for the nine months ended October 3, 2009 from $8.7 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $25.4 million, or 37.7%, to $42.0 million for the nine months ended October 3, 2009 from $67.4 million in the nine months ended September 27, 2008. Product sales in the Europe/Africa region decreased by $24.4 million, or 42.5%, to $33.0 million for the nine months ended October 3, 2009 from $57.4 million in the third quarter of the prior year. Service revenue in the Europe/Africa region decreased by $1.0 million, or 10.0%, to $9.0 million for the nine months ended October 3, 2009 from $10.0 million in the same period during the prior year primarily due to a decrease in customer service and training revenue.

Sales in the Asia/Pacific region decreased $6.7 million, or 24.1%, to $21.1 million for the nine months ended October 3, 2009 from $27.8 million in the nine months ended September 27, 2008. Product sales in the Asia/Pacific region decreased by $7.5 million, or 30.5%, to $17.1 million for the nine months ended October 3, 2009 from $24.6 million in the same period of the prior year. Service revenue in the Asia/Pacific region increased by $0.8 million, or 25.0%, to $4.0 million for the nine months ended October 3, 2009 from $3.2 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Gross profit decreased by $37.8 million, or 40.6%, to $55.2 million for the nine months ended October 3, 2009 from $93.0 million for the nine months ended September 27, 2008. Gross margin decreased to 54.3% for the nine months ended October 3, 2009 from 60.8% for the nine months ended September 27, 2008. The decrease in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 61.3% in the nine months ended October 3, 2009 from 66.6% for the nine months ended September 27, 2008 primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenue increased to 29.4% in the nine months ended October 3, 2009 from 26.2% for the nine months ended September 27, 2008, primarily due to a decrease in customer service costs.

Selling expenses decreased by $10.5 million, or 22.3%, to $36.4 million for the nine months ended October 3, 2009 from $46.9 million for nine months ended September 27, 2008, primarily due to a decrease in commission and compensation expense of $6.4 million, a decrease in travel related expenses of $1.8 million, and a decrease in marketing and advertising expenses of $0.8 million.

Worldwide sales and marketing headcount decreased by 45, or 12.2%, to 324 at October 3, 2009 from 369 at September 27, 2008. Regionally, the Company’s sales and marketing headcount decreased by 40, or 30.3%, to 92 at October 3, 2009 from 132 for the Americas; decreased by 14 or 10.7%, to 117 at October 3, 2009 from 131 in Europe/Africa; and increased by 9, or 8.5%, in Asia/Pacific to 115 at October 3, 2009 from 106 at September 27, 2008.

As a percentage of sales, selling expenses increased to 35.8% of sales in the nine months ended October 3, 2009 from 30.7% in the nine months ended September 27, 2008. Regionally, selling expenses were 33.4% of sales in the Americas for the nine months ended October 3, 2009 compared to 30.2% of sales in the prior year period; 38.1% of sales for Europe/Africa compared to 31.5% of sales from the same period in the prior year; and 35.8% of sales compared to 29.6% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.7 million, or 3.5%, to $18.6 million for the nine months ended October 3, 2009 from $19.3 million for the nine months ended September 27, 2008, mostly due to decreases in compensation expenses of $0.9 million and travel costs of $0.7 million, offset by increases in legal and professional fees of $0.8 million.

Depreciation and amortization expenses increased by $0.8 million to $4.1 million for the nine months ended October 3, 2009 from $3.3 million for the nine months ended September 27, 2008, primarily due to an increase in property and equipment.

Research and development expenses increased to $9.6 million for the nine months ended October 3, 2009 from $9.1 million for the nine months ended September 27, 2008, primarily as a result of an increase in material costs of $0.5 million. Research and development expenses as a percentage of sales increased to 9.4% for the nine months ended October 3, 2009 from 6.0% for the nine months ended September 27, 2008.

Interest income decreased by $1.4 million to $0.2 million for the nine months ended October 3, 2009 from $1.6 million for the nine months ended September 27, 2008, due to a decrease in interest rates related to cash and short term investments.

Interest expense decreased by $0.5 million to $0.0 million for the nine months ended October 3, 2009 from $0.5 million for the nine months ended September 27, 2008, due to interest accrued on the estimated fines and penalties to the SEC and DOJ related to the FCPA Matter.

Other (income) expense, net decreased by $1.2 million to income of $0.4 million for the nine months ended October 3, 2009 from expense of $0.8 million for the nine months ended September 27, 2008, primarily as a result of foreign currency transaction gains.

Income tax (benefit) expense decreased by $5.9 million to a benefit of $2.9 million for the nine months ended October 3, 2009 from an expense of $3.0 million for the nine months ended September 27, 2008. This change was primarily due to a decrease in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $11.6 million and $10.2 million at October 3, 2009 and December 31, 2008, respectively. The related valuation allowance was $10.1 million and $8.7 million at October 3, 2009 and December 31, 2008, respectively. The Company’s effective tax benefit rate was 22.7% for the nine months ended October 3, 2009 while the Company’s effective tax rate was 20.1% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $21.8 million to a net loss of $10.0 million for the nine months ended October 3, 2009 from net income of $11.8 million for the nine months ended September 27, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3.9 million to $27.4 million at October 3, 2009 from $23.5 million at December 31, 2008. The increase was primarily attributable to net proceeds of $17.0 million from the sale of $82.0 million of the Company’s variable rate demand bonds, net of purchases of $65.0 million of U.S. Treasury Bills, offset by purchases of $8.8 million of the Company’s common stock as part of the Company’s share repurchase program, a net loss and non-cash expenses of $0.3 million, $3.4 million in purchases of equipment and intangible assets, and the negative effect of exchange rate changes on cash of $1.2 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of October 3, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in the Company’s calculations, in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, and the reserve for warranties. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could create an adverse impact on the Company’s operations and financial position.

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

Revenue Recognition—Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software is only recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is recognized when the technology is sold by the licensees.

The Reserve for Excess and Obsolete Inventory—Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, for the nine months ended October 3, 2009 and $1.8 million, or $0.11 per share, for the nine months ended September 27, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.8 million, or $0.04 per share, for the nine months ended October 3, 2009, and $1.2 million, or $0.07 per share, for the nine months ended September 27, 2008.

The Company is subject to certain terms and conditions including employment, spending, and capital investment in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company has appropriately reserved for its tax uncertainties based on the criteria established by ASC 740 (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109).”

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 61.6% of the Company’s revenues are invoiced, and a significant portion of its operating expenses are paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates (collectively, “Metris”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The patents are generally directed to laser scanning devices. The complaint was served on November 5, 2008. The Company responded with counterclaims alleging that the asserted patents are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. Discovery in the case is ongoing, and no trial date has been set. On October 8, 2009, the Court held a “Markman” hearing for the purpose of construing the claim language of the asserted patents.

No final order on claim construction has yet issued. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company currently does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination may have a material impact on the Company’s business, financial condition or results of operations.

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

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. Set forth below is information regarding the Company’s stock repurchases made during the nine months ended October 3, 2009, under this program.

	Stock Purchase Program
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Program
January 1, 2009 - January 31, 2009	342,407	$14.00	342,407	$25,135,285
February 1, 2009 - February 28, 2009	282,020	$14.32	282,020	$21,094,621
March 1, 2009 - April 4, 2009	—	$—	—	$21,094,621
April 5, 2009 - July 4, 2009	—	$—	—	$21,094,621
July 5, 2009 - October 3, 2009	—	$—		$21,094,621

Total	624,427		624,427

The Company previously purchased 6,805 shares in the fourth quarter of 2008 under the repurchase program for an aggregate purchase price of $0.1 million.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Bylaws, as amended (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 333-160660, and incorporated herein by reference)

4.1	Specimen Certificate for Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 6, 2009	By:	/S/ KEITH S. BAIR
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)