Form 10-K
period 2009-12-31
FARO TECHNOLOGIES INC
filed 2010-02-26
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 3, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $386 million (based on the last sale on such date on the NASDAQ Global Market).

As of February 23, 2010, there were outstanding 16,119,044 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Some of the statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, identify forward-looking statements.

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

as well as other risks and uncertainties discussed in Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Scanner Photon, the FARO Laser Tracker ION™, and their companion CAM2 software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2009, the Company’s products have been purchased by approximately 10,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Boeing, Bombadier, FORD, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Northrup Grumman, Siemens and Volkswagen, among many others.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

Industry Background

The Company believes that there are four principal forces driving the need for its products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially those related to large components for products such as automobiles, aircraft, heavy duty construction equipment, and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

CAD improves the manufacturing process. The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability and shortening the time between design changes. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. While manufacturers previously designed their products to be in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be linked to the CAD design to enable production to keep up with the rate of design change.

Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System Requirements of the automotive industry developed by Chrysler, Ford, General Motors and major truck manufacturers. Companies registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma embodies the principles of total quality management that focus on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may never have been measured before, in part because of the lack of suitable measurement equipment.

Traditional products do not measure up. A significant aspect of the manufacturing process is measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products, and traditional (or fixed) coordinate measurement machines, or CMM, for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

Although hand-measurement tools are often appropriate for simple geometric measurements, including hole diameters or length and width of a rectangular component, their use for complex part measurements, such as the fender of a car, is limited. Also, these devices do not allow for the measurements to be directly compared electronically to the CAD model of the part. Test fixtures (customized fixed tools used to make comparative measurements of complex production parts to “master parts”) are relatively expensive and must be reworked or discarded each time a dimensional change is made in the part being measured. In addition, these manual measuring devices do not permit the manufacturer to electronically compare the dimensions of an object with its CAD model.

Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMMs require the object being measured be brought to the CMM and the object fit within the CMMs measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools, or expensive customized test fixtures, in order to measure large or unconventionally shaped objects. In addition, some parts or assemblies are not easily accessible and cannot be measured using traditional devices.

Manufacturing demands three-dimensional data. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

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

FARO Products

The FaroArm. The FaroArm is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a computer, and CAM2 software programs, which are described below under “CAM2 Software”.

•

Articulated Arm—Each articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

•

Computer—The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measuring device, computer and installed software are sold as a system. The Company purchases the computers sold with its products from various suppliers.

The FARO Laser ScanArm. The FARO Laser ScanArm is a FaroArm equipped with a combination of a hard probe (like that in the FaroArm) and a non-contact line laser probe. This product provides the Company’s customers the ability to measure products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The ScanArm is used for non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3-D modeling.

The FARO Gage. Sold as a combination of an articulated arm device with a computer and software, the FARO Gage is a smaller, higher accuracy version of the FaroArm. The FARO Gage is also distinguished from the FaroArm by the special mounting features and software unique to the FARO Gage. The FARO Gage is targeted at machine tools, and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. As such, the CAM2 FARO Gage software developed for this device, described below, features basic 2-D and 3-D measurements common to these applications.

The FARO Laser Tracker ION. The FARO Laser ION combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

•

Laser Tracker—The FARO Laser Tracker ION utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker ION advances already-proven tracker technology. Among its many enhanced features is AgilrADM, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Computer—The FARO Laser Tracker ION includes a notebook or desktop style computer, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

The FARO Laser Scanner Photon. The FARO Laser Scanner Photon utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as a factory. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of three-dimensional data. Laser scanning technology simplifies modeling, reduces project time and maintains or increases the accuracy of the image. The resulting data is used with major CAD systems or FARO’s own proprietary CAM2 software.

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software used with the Company’s measurement devices. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

•

CAM2 Q allows the FARO Laser ScanArm to automatically recognize geometric features for non-contact inspection. Customers can measure with multiple FaroArms and FARO Laser Tracker IONs simultaneously to achieve geometry calculations accurate to one half-micron. CAM2 Q also contains a new fully customizable user interface, allowing users to create and organize a work environment that best meets the user’s needs.

•

CAM2 Measure X allows customers to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure X is offered with the FaroArm and the FARO Laser Tracker ION.

•

Soft Check Tool is a custom software program designed to lead an operator through a measurement process on the FaroArm or FARO Laser Tracker ION with minimal training. These programs are created by the Company from specifications provided by the customer.

•

FARO Gage Software, used with the FARO Gage, includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gauging and Soft Check tools.

•	Laser Scanner Photon Software. The Company has a number of programs available for use with its Laser Scanner Photon product, as follows:

•	FARO Scout is a software tool for displaying 3-D measurements and navigation in huge pointclouds.

•	FARO Scene displays, analyzes, administers and edits 3-D measurements in pointclouds, including registration of multiple pointclouds.

•

FARO Cloud for AutoCAD supports the visualization and analysis of millions of 3-D points in the well known AutoCAD software environment and makes possible as-built documentation of industrial structures, historic buildings or many more applications.

•	FARO Works is a web-based tool for the administration of complex projects and navigation from floor plan to scan with links to measurements.

Customers

As of December 2009, the Company’s products have been purchased by approximately 10,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler AG, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of approximately 5.2% of the Company’s total revenues in 2009. No customer represented more than 0.9% of the Company’s sales in 2009.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2009, the Company employed 90, 112, and 104 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company has direct sales representation in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. Note 17 to the Company’s Notes to Consolidated Financial Statements included in Part II. Item 7 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations and export sales.

The Company’s sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, the Company employs a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. Each team has the ability to sell multiple product lines. The Company employs a variety of marketing techniques to promote brand awareness and customer identification.

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

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company’s research and development efforts have been devoted primarily to mechanical hardware, electronics and software. The Company’s engineering development efforts will continue to focus on enhancing its existing products and developing new products for the CAM2 market. The field of CAM2 and more broadly, 3-D measurement, continues to expand and new technologies and applications will be essential to competing in this market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if completed, will be commercially accepted.

At December 31, 2009, the Company employed 83 scientists and technicians in its research and development efforts. Research and development expenses were approximately $12.6 million in each of 2009 and 2008, compared to $10.3 million in 2007.

Intellectual Property

The Company holds or has pending 83 patents in the United States and related patents worldwide. The Company also has 23 registered or pending trademarks in the United States and worldwide.

The Company relies on a combination of contractual provisions and trade secret laws to protect its proprietary information. There can be no assurance that the steps taken by the Company to protect its trade secrets and proprietary information will be sufficient to prevent misappropriation of its proprietary information or preclude third-party development of similar intellectual property.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company’s products is difficult, particularly overseas, and the Company is unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. The Company’s success and its ability to maintain its competitive position depends, in large part, on its ability to protect its intellectual property.

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Laser Scanner Photon product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2010.

Manufacturing consists primarily of assembling and integrating components and subassemblies, purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. The Company performs limited in-house circuit board assembly and component part machining.

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

This has been done in concert with the ISO9001:2000 Quality Management System Certification, and is expected to increase the quality of the Company’s processes, products and services worldwide. Additionally, the Company takes a global approach to ISO17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with identical scopes of accreditation and capabilities for the products generated and serviced.

Currently the Company’s manufacturing sites in Lake Mary, Florida, Kennett Square, Pennsylvania, Stuttgart, Germany, Schaffhausen, Switzerland and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, the Company’s service sites in the United States, Germany, India, Japan, China, Singapore and Brazil have joint certification and accreditation to these key standards.

Competition

The Company’s portable measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, and FARO Laser Scanner product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors, including some manufacturers of fixed-based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than the Company possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow the Company to successfully compete as the industry evolves. As the market for the Company’s portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which makes illegal any payments to foreign officials or employees of foreign governments that are intended to induce their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions that are more highly prone to risk under the FCPA.

Manufacturers of electrical goods are subject to the European Union’s RoHS and WEEE directives, which took effect during 2006. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China.

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, although the Company expects to have all products in compliance in 2010. However, if the Company is unable to do so, it would be unable to sell its products in European Union countries, as well as several possible states in the United States and China, which would have a material adverse effect on its sales and results of operations.

Backlog

At December 31, 2009, the Company had orders representing approximately $17.6 million in sales outstanding. The majority of these specific orders were shipped by February 12, 2010, and, as of February 12, 2010, the Company had orders representing approximately $18.0 million in sales outstanding. At December 31, 2008 and 2007, the Company had orders representing approximately $11.4 million and $19.1 million in sales outstanding, respectively.

The Company’s increase in backlog at December 31, 2009 is primarily related to the increase in orders at the end of the fourth quarter of 2009. The Company believes that substantially all of the outstanding sales orders as of February 12, 2010 will be shipped during 2010.

Employees

At December 31, 2009, the Company had 734 full-time employees, consisting of 306 sales and marketing professionals, 114 production staff, 83 research and development staff, 96 administrative staff, and 135 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. Information regarding the Company’s net sales, operating income, and long-lived assets by geographic region is set forth in Note 17 to the Consolidated Financial Statements under Part II. Item 8 to this Annual Report on Form 10-K.

Available Information

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on the Company’s website at www.faro.com under the heading “Investor”. The information on the Company’s website is not a part of this Annual Report on Form 10-K.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

The statements in this section describe the most significant risks to the Company’s business and should be considered carefully in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

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

The global economic crisis may continue to adversely impact the Company’s financial condition and results of operations.

The Company’s results of operations have been materially affected by the conditions in the global economy generally and in the global capital markets in 2009. As widely reported, financial markets in the United States, Europe, and Asia experienced extreme disruptions in 2009, including extreme volatility in security prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments. Although these conditions have not materially adversely impacted the Company’s liquidity, these economic developments affect the Company in a number of other ways. Tightening of credit in financial markets adversely affects the ability of the Company’s customers to obtain financing, which may result in a decrease in and cancellation of orders for the Company’s products and may impact the ability of the Company’s customers to make payments. Similarly, tightening of credit may adversely affect the Company’s supplier base and may increase the potential for one or more of our suppliers to experience financial distress. In addition, as a result of decreases in business spending, combined with financial difficulties and uncertainties experienced by customers of the Company, the length of time for these customers to make purchase decisions may increase and the size of such customers’ orders may decreased. The Company cannot predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the United States, Europe, and Asia, and there can be no assurance that there will not be a further deterioration in financial markets and economic conditions. Should these economic conditions continue, they could have a material adverse affect on the Company’s financial condition and results of operations.

Competitors may develop products that make the Company’s products obsolete or less competitive.

The CAM2 market is characterized by rapid technological change. Competitors may develop new or improved products, processes or technologies that may make the Company’s products obsolete or less competitive. The Company can provide no assurance that it will be able to adapt to evolving markets and technologies or maintain its technological advantage.

The Company’s success depends, in part, on its ability to maintain its technological advantage by developing new products and applications and enhancing its existing products, which can be complex and time-consuming and require substantial investment by the Company. Significant delays in new product releases or difficulties in developing new products could adversely affect the Company’s business, revenues and results of operations.

The Company’s financial performance is dependent on the conditions of the automotive, aerospace, and heavy equipment industries, which have experienced significant disruptions in the current economic environment.

A significant portion of the Company’s sales are to manufacturers in the automotive, aerospace and heavy equipment industries. A reduction in sales in any one of these industries could cause a significant decline in the Company’s revenues. The Company is dependent upon the continued viability and financial stability of its customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending. The cyclical nature of these industries may exert significant influence on the Company’s revenues and results of operations. In addition, the volume of orders from customers may be adversely impacted by decreases in capital spending by customers. If one or more of its significant customers were to become insolvent or otherwise were unable to pay for the products provided by the Company, the Company’s results of operations could be materially adversely affected.

The Company expects the challenging operating and financial environment currently faced by manufacturers in the automotive, aerospace, and heavy equipment industries to continue and cannot predict the duration or severity of this challenging operating and financial environment or whether it will further deteriorate.

Customers’ buying process for the Company’s products is highly decentralized and typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2009, approximately 49% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. Most of its customers have a decentralized buying process for measurement devices. Thus, the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its growth.

The Company’s inability to protect its patents and proprietary rights in the United States and foreign countries could adversely affect its revenues.

The Company’s success depends, in large part, on its ability to obtain and maintain patents and other proprietary right protection for its processes and products in the United States and other countries. The Company also relies upon trade secrets, technical know-how and continuing inventions to maintain its competitive position. The Company seeks to protect its technology and trade secrets, in part, by confidentiality agreements with its employees and contractors. However, the Company’s employees may breach these agreements or the Company’s trade secrets may otherwise become known or be independently discovered by inventors. If the Company is unable to obtain or maintain protection of its patents, trade secrets and other proprietary rights, it may not be able to prevent third parties from using its proprietary rights, which could have a material adverse effect on the Company’s results of operations.

The Company’s patent protection involves complex legal and technical questions. Its patents may be challenged, narrowed, invalidated or circumvented. Further, the Company may be able to protect its proprietary rights from infringement by third parties only to the extent that its proprietary processes and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around the Company’s patented technologies. Litigation or other proceedings to defend or enforce its intellectual property rights could require the Company to spend significant time and money, which could have an adverse impact on the Company’s financial condition.

Claims from others that the Company infringes their intellectual property rights may adversely affect its financial condition.

From time to time, the Company receives notices from others claiming it infringes their intellectual property rights. Responding to these claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, require it to stop selling or to redesign affected products, or require it to pay damages. In addition, from time to time, the Company is involved in intellectual property lawsuits. On July 11, 2008, Metris USA, Inc. filed a complaint for patent infringement against the Company concerning two U.S. patents. The Company believes that it does not infringe the asserted patents and that the patents are invalid. Although it is not possible to predict with certainty the outcome of every claim and lawsuit, the Company believes that the complaint by Metris USA, Inc. and other such claims and lawsuits against it will not individually or in the aggregate have a material impact on the Company’s results. However, the Company could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the Company’s financial condition. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel.

Product failures or product availability and performance issues could result in increased warranty costs, delays in new product introductions and enhancements and adversely affect the Company’s business.

The Company regularly introduces new products and enhances existing products. Product failures in new or existing products of the Company could result in increased warranty costs and delays in new product introductions, which could lead to a loss of sales and customers and have an adverse effect on the Company’s business and financial condition.

The Company may not be able to achieve financial results within its target goals, and its operating results may fluctuate due to a number of factors, many of which are beyond its control.

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors many of which may be beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include the following:

•	adverse changes in the manufacturing industry and general economic conditions,

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	investments in technologies and new products;

•	quality issues with the Company’s products;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	the efficiencies achieved in managing inventories and fixed assets;

•	expansion of the Company’s manufacturing capability and other inflationary pressures;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base;

•	increases in operating expenses for product development and new product marketing;

•	costs associated with new product introductions, such as assembly line start-up costs and low introductory period production volumes;

•	the timing and market acceptance of new products and product enhancements;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the Company’s success in expanding its sales and marketing programs;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	potential decreases in revenue without proportionate adjustments in fixed costs;

•	changes in gross margins due to lower average selling prices, changing product mix of products sold and the different gross margins on different products;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	compliance with government regulations including health, safety, and environmental matters; and

•	litigation and regulatory action brought against the Company.

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

The CAM2 market is emerging. The potential size and growth rate of this market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand as quickly as the Company anticipates, it may not be able to grow its sales, which may affect its results of operations.

The Company markets five closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Laser Scanner Photon, FARO Laser Tracker and FARO Gage) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software, and it plans to continue its business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, and FARO Laser Scanner Photon product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of product performance, quality, and price with respect to all of its products.

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

The Company derives more than half of its revenues from international operations. The Company’s international operations are subject to various risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	compliance with export and import regulations and trade restrictions;

•	governmental restrictions on the transfer of funds to the Company from its operations outside the United States;

•	burdens of complying with a wide variety of foreign laws and labor practices.

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

Because a significant portion of the Company’s revenues and expenses are denominated in foreign currencies, the Company faces significant exposure to foreign exchange rate risk.

Approximately 63% of the Company’s sales are denominated in currencies other than the U.S. dollar. As a result, the Company’s results of operations are affected by fluctuations in exchange rates, which could cause significant fluctuations in the Company’s quarterly and annual results of operations. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase.

Any failure to comply with the Company’s settlement of the Foreign Corrupt Practices Act Matter could subject the Company to fines and penalties.

The Company has entered into settlement agreements and documents with the SEC and the DOJ concerning the FCPA Matter involving the Company’s China subsidiary, pursuant to which the Company has, among other things, continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Any failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

The Company may not be able to identify, consummate or achieve expected benefits from acquisitions, which could harm its growth.

The Company’s growth strategy partly depends on its ability to obtain additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions, if necessary, on satisfactory terms or otherwise complete acquisitions in the future. In the past, the Company has used its stock as consideration for acquisitions. The Company’s common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting the Company’s existing shareholders, and potential acquisition candidates may not view the Company’s stock attractively.

In addition, realization of the benefits of acquisitions often requires integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations of the acquired companies. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties including:

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

The Company cannot offer any assurance that it will be able to identify or complete suitable acquisitions, integrate successfully any acquisitions, that any acquired companies will operate profitably, or that it will realize the expected benefits from any acquisition.

The Company may face difficulties managing growth.

If its business grows rapidly in the future, the Company expects it to result in:

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

Outside vendors provide key components used by the Company in the manufacture of its products. Although the Company believes that alternative sources for these components are available, any supply interruption in a limited source component would harm its ability to manufacture its products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown to the Company, or incompatible with its manufacturing processes, could harm its ability to manufacture its products. The Company may not be able to find a sufficient alternative supplier in a reasonable period, or on commercially reasonable terms, if at all. If the Company fails to obtain a supplier for the manufacture of components of its potential products, it may experience delays or interruptions in its operations, which would adversely affect its results of business, operations and financial condition.

The Company’s failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability or growth.

The Company may not be able to attract and retain sufficient qualified personnel to support its growth. In addition, the loss of the Company’s Chief Executive Officer, or other key personnel, could adversely affect its sales, profitability, or growth. Moreover, the Company continues to rely in part on equity awards to attract and retain qualified personnel, which may result in an increase in compensation expense.

The Company is subject to risks of natural disasters.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, and other forms of severe weather in any region where the Company has a facility could result in physical damage to, and complete or partial closure of, one or more of the Company’s manufacturing facilities, which could adversely affect the Company’s business, operations and financial performance.

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

The market price of the Company’s common stock may also be affected by its inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of the Company’s common stock to decline. Volatility in its stock price may result in the inability of the Company’s shareholders to sell their shares at or above the price at which they purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against the Company, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on its results of operations and financial condition.

Anti-takeover provisions in the Company’s articles of incorporation, its bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.

The Company’s articles of incorporation, its bylaws and provisions of Florida law could make it more difficult for a third party to acquire the Company. Although the Company believes such provisions are appropriate to protect long-term value for its shareholders, these provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

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

None.

ITEM 2.	PROPERTIES.

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 46,000 square feet. This facility houses the Company’s sales, marketing, customer service/application operations and administrative staff. The Company’s U.S. production, research and development and manufacturing are located in a leased building in Lake Mary, Florida consisting of approximately 35,000 square feet. The Company also has a leased facility consisting of two buildings totaling approximately 37,000 square feet located in Kennett Square, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker product lines.

Europe/Africa

The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 62,000 square feet. This facility houses the manufacturing, administration, sales, marketing and service management personnel for the Company’s European operations. Additionally, the Company has a leased facility consisting of approximately 16,000 square feet located in Schaffhausen, Switzerland containing manufacturing operations for the Company’s products shipped to customers in Europe and Africa.

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production and service management personnel for the Company’s Asian operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,000 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 11,000 square feet for sales, marketing and service operations.

The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.

The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 to this Annual Report on Form 10-K.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation paid $6.875 million into a settlement fund for the Securities Litigation. That sum was within the coverage limit of the policy and accordingly had no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

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

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant. Pursuant to the terms of the settlement, the Company has adopted certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action has paid $0.4 million to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly has no effect on the Company’s financial results.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates, which the Company refers to collectively as “Metris”, concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The Company responded with counterclaims alleging that the asserted patents, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. On October 22, 2009, the Court issued an Order for the purpose of construing certain claim language of the asserted patents. Pursuant to the October 22, 2009 Order, the parties submitted a stipulation further construing claim language on November 9, 2009. Discovery in the case is ongoing and no trial date has been set. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

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

Market Information and Holders

The Company’s common stock is listed and traded on the NASDAQ Global Market under the symbol “FARO”.

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Global Market:

	2009		2008
	High	Low	High	Low
First Quarter	17.67	10.85	34.74	19.00
Second Quarter	18.24	13.00	36.18	25.37
Third Quarter	18.63	13.63	27.34	20.51
Fourth Quarter	22.13	14.68	20.96	10.63

As of February 23, 2010, the last sale price of the Company’s common stock was $19.90, and the Company had 71 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. Set forth below is information regarding the Company’s stock repurchases made during the year ended December 31, 2009 under this program.

	Stock Purchase Program
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Program
January 1, 2009—January 31, 2009	342,407	$14.00	342,407	$25,135,285
February 1, 2009—February 28, 2009	282,020	$14.32	282,020	$21,094,621
March 1, 2009—December 31, 2009	—	—	—	$21,094,621

Total	624,427	$14.15	624,427

The Company did not purchase any shares in the fourth quarter of 2009 under the repurchase program.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following line graph compares the cumulative five-year returns on the Company’s common stock with (1) the cumulative returns of the Dow Jones U.S. Total Market Index and (2) the Dow Jones U.S. Electronic Equipment Index.

For purposes of preparing the graph, we assumed that an investment of $100 was made on January 1, 2005, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG FARO TECHNOLOGIES, INC., D.J. U.S. TOTAL MARKET

INDEX AND D.J. U.S. ELECTRONIC EQUIPMENT INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2009

Date	FARO	Dow	Dow Elec Eqmt
31-Dec-04	$100.00	$100.00	$100.00
31-Dec-05	$64.14	$107.66	$105.71
31-Dec-06	$77.10	$124.18	$128.57
31-Dec-07	$87.17	$145.71	$130.00
31-Dec-08	$54.07	$85.54	$82.79
31-Dec-09	$68.76	$123.00	$98.50

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding equity compensation plans under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	1,094,073	$20.58	(3)	1,965,957	(4)
Equity compensation plans not approved by security holders(5)	—	—		—
Total	1,094,073	$20.58		1,965,957

(1)	Consists of the 1997 Employee Stock Option Plans, the 1997 Non-employee Director Plan, the 2004 Equity Incentive Plan, and the 2009 Equity Incentive Plan.

(2)	The Company had 1,030,578 options outstanding as of December 31, 2009. The Company also had an aggregate of 50,628 shares of restricted stock and 12,867 restricted stock units outstanding as of December 31, 2009.

(3)	Calculation of weighted average exercise price of outstanding awards includes stock options but does not include restricted stock or restricted stock units that convert to shares of common stock for no consideration. Weighted average remaining life is 5.3 years.

(4)	The Company is also authorized under the 2009 Plan to grant any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.

(5)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s shareholders.

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical—Year ended December 31,
in thousands, except share and per-share data	2009	2008	2007	2006	2005
Consolidated Statement of Income Data:
Sales	$147,703	$209,249	$191,617	$152,405	$125,590
Gross profit	80,708	125,226	115,043	89,458	72,932
(Loss) income from operations	(10,989)	18,937	19,111	8,259	10,226
(Loss) income before income tax expense	(10,158)	18,360	23,036	9,776	9,898
Net (loss) income	(10,582)	13,952	18,093	8,196	8,179
Net (loss) income per common share:
Basic	$(0.66)	$0.84	$1.17	$0.57	$0.58
Diluted	$(0.66)	$0.83	$1.15	$0.56	$0.57
Weighted average shares outstanding:
Basic	16,125,449	16,632,608	15,443,259	14,397,050	14,169,140
Diluted	16,125,449	16,734,403	15,722,215	14,560,331	14,442,248

	Historical—as at December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Working capital	$148,213	$163,230	$154,946	$73,692	$86,624
Total assets	235,710	259,314	243,539	144,276	122,648
Total debt	273	368	240	205	340
Total shareholders’ equity	196,598	212,308	194,499	111,055	98,860

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included in Part II. Item 8 of this Annual Report on Form 10-K.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner Photon, the FARO Laser Tracker, and their companion CAM2 software systems, provide for CAD-based inspection, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO Laser Scanner Photon 3-D measurement equipment, and their related multi-faceted CAM2 software programs. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world and maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, Turkey, China, India, Poland, the Netherlands, Malaysia, Thailand,

Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO Laser Scanner Photon product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2010.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction, and therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2009, 2008 or 2007.

The Company implemented three reductions-in-force during the year ended December 31, 2009 to lower costs in view of the effects of deteriorating global economic conditions. The first reduction-in-force was announced on February 20, 2009, and affected approximately 7% of the Company’s workforce. As a result of this first reduction-in-force, the Company expected to save approximately $4.5 million in compensation costs on an annualized basis. Severance costs related to the first reduction-in-force equaled $0.7 million. The second reduction-in-force, effective April 3, 2009, was announced on April 6, 2009, and affected approximately 14% of the Company’s workforce. As a result of this second reduction-in-force, the Company expected to save $7.4 million in compensation costs on an annualized basis. Severance costs for the second reduction-in-force were $1.0 million. The third reduction-in-force was effective August 24, 2009, and affected approximately 8% of the Company’s workforce. As a result of this third reduction-in-force, the Company expected to save approximately $4.1 million in compensation costs on an annualized basis. Severance costs for the third reduction-in-force were $0.6 million.

The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the deterioration of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and FARO Laser Scanner Photon; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

On December 22, 2009, the Company filed a Registration Statement on Form S-3 with the SEC registering up to $145 million of shares of common stock, preferred stock, and warrants to purchase common and preferred stock, either individually or in units. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the FCPA and other applicable laws, which the Company refers to as the FCPA Matter, and entered into settlement agreements and documents with the SEC and the U.S. Department of Justice, or DOJ, in 2008 related to the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and paid $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 related to the FCPA Matter. The Company has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, including full cooperation with the government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The selection process of the monitor, which the Company has been pursuing in conjunction with the SEC and DOJ, is not yet complete. Failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2009	2008	2007
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	45.4%	40.2%	40.0%

Gross margin	54.6%	59.8%	60.0%
Operating expenses:
Selling	32.9%	30.1%	29.3%
General and administrative	16.9%	12.5%	13.3%
Depreciation and amortization	3.7%	2.2%	2.1%
Research and development	8.5%	6.0%	5.4%

Total operating expenses	62.0%	50.8%	50.1%
(Loss) income from operations	(7.4%)	9.0%	9.9%
Interest (income)	(0.2%)	(1.0%)	(1.1%)
Other (income) expense, net	(0.4%)	1.0%	(1.0%)
Interest expense	0.1%	0.2%	0.0%

(Loss) income before income tax expense	(6.9%)	8.8%	12.0%
Income tax expense	0.3%	2.1%	2.6%

Net (loss) income	(7.2%)	6.7%	9.4%

2009 Compared to 2008

Sales.    Total sales decreased by $61.5 million, or 29.4%, to $147.7 million in the year ended December 31, 2009 from $209.2 million for the year ended December 31, 2008. This decrease resulted primarily from a decrease in unit sales in all regions related to the weakness in the global economy. Product sales decreased by $61.5 million, or 34.3%, to $117.7 million for the year ended December 31, 2009 from $179.2 million in the year ended December 31, 2008. Service revenue remained flat at $30.0 million in 2009 and 2008.

Sales in the Americas region decreased $23.3 million, or 29.8%, to $55.0 million for the year ended December 31, 2009 from $78.3 million in the prior year period. Product sales in the Americas region decreased by $23.9 million, or 36.1%, to $42.3 million for the year ended December 31, 2009 from $66.2 million in the prior year. Service revenue in the Americas region increased by $0.7 million, or 5.8%, to $12.8 million for the year ended December 31, 2009 from $12.1 million for the prior year.

Sales in the Europe/Africa region decreased $30.6 million, or 32.7%, to $63.0 million for the year ended December 31, 2009 from $93.6 million in the year ended December 31, 2008. Product sales in the Europe/Africa region decreased by $29.4 million, or 36.7%, to $50.8 million for the year ended December 31, 2009 from $80.2 million in the prior year. Service revenue in the Europe/Africa region decreased by $1.3 million, or 9.7%, to $12.1 million for the year ended December 31, 2009 from $13.4 million in the prior year, primarily due to a decrease in customer service and training revenue.

Sales in the Asia/Pacific region decreased $7.6 million, or 20.4%, to $29.7 million for the year ended December 31, 2009 from $37.3 million in the year ended December 31, 2008. Product sales in the Asia/Pacific region decreased by $8.2 million, or 25.2%, to $24.6 million for the year ended December 31, 2009 from $32.8 million in the prior year. Service revenue in the Asia/Pacific region increased by $0.6 million, or 13.3%, to $5.1 million for the year ended December 31, 2009 from $4.5 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit decreased by $44.5 million, or 35.6%, to $80.7 million for the year ended December 31, 2009 from $125.2 million for the year ended December 31, 2008. Gross margin decreased to 54.6% for the year ended December 31, 2009 from 59.8% for the year ended December 31, 2008, primarily due to a change in the sales mix between product sales and service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 60.7% in the year ended December 31, 2009 from 66.1% for the prior year, primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenues increased to 31.0% in the year ended December 31, 2009 from 22.5% for the prior year, primarily due to a decrease in customer service costs. The Company expects the trend of changes in the sales mix to result in gross margins in the range of approximately 55% to 60% in 2010, but the continued economic downturn could negatively impact this range.

Selling Expenses.    Selling expenses decreased by $14.4 million, or 22.9%, to $48.6 million for the year ended December 31, 2009 from $63.0 million for the year ended December 31, 2008. This decrease was primarily due to a decrease in compensation expense of $8.9 million, a decrease in travel-related expenses of $2.5 million, a decrease in marketing and advertising costs of $2.0 million, and a decrease in recruiting and training expenses of $1.0 million. As a result of the reductions-in-force implemented by the Company in 2009, the Company incurred $1.0 million in severance costs and expects to save $6.2 million in compensation costs on an annualized basis.

Worldwide sales and marketing headcount decreased by 90, or 22.7%, to 306 at December 31, 2009 from 396 at December 31, 2008. Regionally, the Company’s sales and marketing headcount decreased by 46, or 33.8%, to 90 at December 31, 2009 from 136 at December 31, 2008 for the Americas; decreased by 27, or 19.4%, to 112 at December 31, 2009 from 139 at December 31, 2008 in Europe/Africa; and decreased by 17, or 14.0%, in Asia/Pacific to 104 at December 31, 2009 from 121 at December 31, 2008.

As a percentage of sales, selling expenses increased to 32.9% of sales in the year ended December 31, 2009 from 30.1% in the year ended December 31, 2008. Regionally, selling expenses were 30.7% of sales in the Americas for the year ended December 31, 2009, compared to 29.6% of sales in the year ended December 31, 2008; 34.2% of sales for Europe/Africa for the year ended December 31, 2009 compared to 30.5% of sales in the prior year; and 34.3% of sales for Asia/Pacific for the year ended December 31, 2009 compared to 30.2% of sales in the prior year.

General and administrative expenses.    General and administrative expenses decreased by $1.2 million, or 4.5%, to $24.9 million for the year ended December 31, 2009, from $26.1 million for the year ended December 31, 2008. General and administrative expenses decreased primarily due to a decrease in compensation expense of $1.8 million, a decrease in travel related costs of $0.9 million, and a reduction in recruiting and training costs of $0.7 million, offset by an increase in the allowance for doubtful accounts of $0.5 million and an increase of $2.0 million in legal and professional fees primarily related to patent litigation and the settlement of an IRS audit. General and administrative expenses as a percentage of sales increased to 16.9% for the year ended December 31, 2009 from 12.5% for the year ended December 31, 2008. As a result of the reductions-in-force implemented by the Company in 2009, the Company incurred $0.7 million in severance costs and expects to save $3.4 million in compensation costs on an annualized basis.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $1.0 million to $5.5 million for the year ended December 31, 2009 from $4.5 million for the year ended December 31, 2008 as a result of an increase in property, equipment and intangible assets.

Research and development expenses.    Research and development expenses remained flat at $12.6 million for years ended December 31, 2009 and 2008. Research and development expenses as a percentage of sales increased to 8.5% for the year ended December 31, 2009, from 6.0% for the year ended December 31, 2008. As a result of the reductions-in-force implemented by the Company in 2009, the Company incurred $0.1 million in severance costs and expects to save $1.8 million in compensation costs on an annualized basis.

Interest income / expense.    Interest income, net, decreased by $1.5 million to $0.2 million for the year ended December 31, 2009 from $1.7 million for the year ended December 31, 2008, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net.    Other (income) expense, net increased by $2.9 million to $0.6 million of income for the year ended December 31, 2009, from an expense of $2.3 million for the year ended December 31, 2008, due to foreign currency transaction gains.

Income tax expense.    Income tax expense decreased by $4.0 million to $0.4 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008, primarily due to a decrease in pretax income. Income tax expense in the year ended December 31, 2009 included $2.6 million, or $0.16 per share, related to a settlement with the Internal Revenue Service in the fourth quarter of 2009 of an audit of the Company’s federal corporate income tax returns for the period 2005 to 2007 related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. Excluding the effects of the $2.6 million tax settlement, the Company’s effective tax benefit rate would have been 21.7% for 2009. The Company believes that calculating its effective tax rate without the impact of the IRS settlement is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s effective tax rate was 4.2% for the year ended December 31, 2009, compared to 24.0% for the year ended December 31, 2008. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $12.2 million and $10.2 million at December 31, 2009 and 2008, respectively. The related valuation allowance was $10.6 million and $8.7 million at December 31, 2009 and 2008, respectively. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income.    Net income decreased by $24.6 million to a net loss of $10.6 million for the year ended December 31, 2009 from net income of $14.0 million for the year ended December 31, 2008 as a result of the factors described above.

2008 Compared to 2007

Sales.    Sales increased by $17.6 million, or 9.2%, to $209.2 million in the year ended December 31, 2008, from $191.6 million for the year ended December 31, 2007. This increase resulted primarily from an increase in unit sales and an increase in average selling prices. Product sales increased by $9.1 million, or 5.3%, to $179.2 million for the year ended December 31, 2008 from $170.1 million in the year ended December 31, 2007. Service revenue increased by $8.5 million, or 39.5%, to $30.0 million in the year ended December 31, 2008 from $21.5 million in the year ended December 31, 2007.

Sales in the Americas region decreased $1.7 million, or 2.1%, to $78.3 million for the year ended December 31, 2008 from $80.0 million in the prior year period. Product sales in the Americas region decreased by $4.0 million, or 5.7%, to $66.2 million for the year ended December 31, 2008 from $70.2 million in the prior year. Service revenue in the Americas region increased by $2.4 million, or 24.5%, to $12.1 million for the year ended December 31, 2008 from $9.8 million for the prior year.

Sales in the Europe/Africa region increased $15.3 million, or 19.5%, to $93.6 million for the year ended December 31, 2008 from $78.3 million in the year ended December 31, 2007. Product sales in the Europe/Africa region increased by $11.0 million, or 15.9%, to $80.2 million for the year ended December 31, 2008 from $69.2 million in the prior year. Service revenue in the Europe/Africa region increased by $4.4 million, or 48.4%, to $13.4 million for the year ended December 31, 2008 from $9.1 million in the prior year, primarily due to an increase in customer service and training revenue.

Sales in the Asia/Pacific region increased $4.0 million, or 12.0%, to $37.3 million for the year ended December 31, 2008 from $33.3 million in the year ended December 31, 2007. Product sales in the Asia/Pacific region increased by $2.1 million, or 6.8%, to $32.8 million for the year ended December 31, 2008 from $30.7 million in the prior year. Service revenue in the Asia/Pacific region increased by $1.9 million, or 73.1%, to $4.5 million for the year ended December 31, 2008 from $2.6 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross Profit.    Gross profit increased by $10.2 million, or 8.9%, to $125.2 million for year ended December 31, 2008 from $115.0 million for the year ended December 31, 2007. Gross margin decreased to 59.8% for the year ended December 31, 2008, from 60.0% for the year ended December 31, 2007. The decrease in gross margin is primarily due to an increase in service costs as a percentage of sales.

Selling Expenses.    Selling expenses increased by $6.9 million, or 12.3%, to $63.0 million for the year ended December 31, 2008 from $56.1 million for the year ended December 31, 2007. This increase was primarily due to an increase in compensation expense of $3.7 million, an increase in marketing and advertizing costs of $0.5 million, and an increase in travel-related expenses of $2.1 million. As a percentage of sales, selling expenses increased to 30.1% of sales in the year ended December 31, 2008 from 29.3% in the year ended December 31, 2007.

General and administrative expenses.    General and administrative expenses increased by $0.6 million, or 2.5%, to $26.1 million for the year ended December 31, 2008, from $25.5 million for the year ended December 31, 2007. General and administrative expenses increased primarily due to an increase in compensation expense of $2.1 million, increased costs of $1.4 million related to additional leased space to expand the Company’s corporate offices, an increase in the allowance for doubtful accounts of $0.7 million, and higher travel-related costs of $0.3 million, offset by a reduction of $3.7 million for estimated fines, penalties and professional fees related to the settlement of the FCPA Matter included in the year ended December 31, 2007. General and administrative expenses as a percentage of sales decreased to 12.5% for the year ended December 31, 2008 from 13.3% for the year ended December 31, 2007.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.5 million to $4.5 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007 as a result of an increase in property, equipment and intangible assets.

Research and development expenses.    Research and development expenses increased by $2.3 million to $12.6 million for year ended December 31, 2008 from $10.3 million for the year ended December 31, 2007, primarily as a result of an increase in compensation expense. Research and development expenses as a percentage of sales increased to 6.0% for the year ended December 31, 2008 from 5.4% for the year ended December 31, 2007.

Interest income / expense.    Interest income, net decreased by $0.3 million to $1.7 million for the year ended December 31, 2008 from $2.0 million for the year ended December 31, 2007, due to interest expense related to the payment of fines and penalties for the FCPA Matter.

Other (income) expense, net.    Other (income) expense, net decreased by $4.2 million to $2.3 million of expense for the year ended December 31, 2008 from income of $1.9 million for the year ended December 31, 2007, due to foreign currency transaction losses.

Income tax expense.    Income tax expense decreased by $0.5 million to $4.4 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007, primarily due to a decrease in pretax income. The Company’s effective tax rate increased to 24.0% for the year ended December 31, 2008 from 21.5% for the year ended December 31, 2007, due to an increase in income in higher tax jurisdictions. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $10.2 million and $7.7 million at December 31, 2008 and 2007, respectively. The related valuation allowance was $8.7 million and $6.3 million at December 31, 2008 and 2007, respectively.

Net income.    Net income decreased by $4.1 million to $14.0 million for the year ended December 31, 2008 from $18.1million for the year ended December 31, 2007 as a result of the factors described above.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash provided by operating activities, proceeds of its 1997 initial public offering of common stock of approximately $31.5 million, a 2003 private placement of common stock totaling approximately $24.9 million, and its 2007 registered direct offering on Form S-3 with proceeds of approximately $53.0 million.

On December 22, 2009, the Company filed a Registration Statement on Form S-3 with the SEC registering shares of common stock, preferred stock, and warrants to purchase common and preferred stock, either individually or in units, with a value of up to $145 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

Cash and cash equivalents increased by $11.6 million to $35.1 million at December 31, 2009 from $23.5 million at December 31, 2008. The increase was primarily attributable to net proceeds of $17.0 million from the sale of $82.0 million of the Company’s variable rate demand bonds, net of purchases of $65.0 million of U.S. Treasury Bills, an increase in working capital of $7.7 million, and $1.2 million from the net loss and non-cash expenses, offset by purchases of $8.8 million of the Company’s common stock as part of the Company’s share repurchase program, $4.1 million in purchases of equipment and intangible assets, and the negative effect of exchange rate changes on cash of $1.5 million.

On July 11, 2006, the Company entered into a loan agreement providing for a line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

The Company believes that its anticipated cash flow from operations, cash and cash equivalents, short term investments and credit facility will be sufficient to finance presently anticipated working capital and capital expenditure requirements for the foreseeable future.

Off Balance Sheet Items

None.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2009:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$274	$80	$153	$41	$—
Operating lease obligations	24,381	5,461	8,394	6,341	4,185
Purchase obligations	12,459	12,459	—	—	—

Total	$37,114	$18,000	$8,547	$6,382	$4,185

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of December 31, 2009, the Company does not have any long-term commitments for purchases.

The Company has a $0.6 million liability for unrecognized tax benefits that is excluded from the contractual obligations table due to the uncertainty of the period of settlement, if any, with the respective taxing authorities.

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2010.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

The preparation of the Company’s consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s historical technology for medical applications is recognized when the technology is sold by the licensees.

Reserve for Excess and Obsolete Inventory

Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

Income Taxes

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture products in Switzerland, where it received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $1.2 million, or $0.07 per share, for the year ended December 31, 2009, $2.1 million, or $0.13 per share, for the year ended December 31, 2008 and $2.0 million, or $0.13 per share, for the year ended December 31, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $1.1 million, or $0.07 per share, for the year ended December 31, 2009, $1.6 million, or $0.10 per share, for the year ended December 31, 2008 and $2.0 million, or $0.13 per share, for the year ended December 31, 2007.

The Company is subject to certain terms and conditions, including employment, spending, and capital investment, in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC 740 which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

Reserve for Warranties

The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

Goodwill Impairment

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life identifiable intangible assets and goodwill are not amortized but are tested for impairment. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2009, 2008 and 2007.

Impact of Recently Issued Accounting Standards

As of January 1, 2008, the Company adopted the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, 820-10 (formerly Statement of Financial Accounting Standards, or SFAS, No. 157), “Fair Value Measurements and Disclosures”. This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company previously adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted ASC 820-10 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of January 1, 2009, the Company adopted FASB ASC 805-20 (formerly SFAS 141 and 141 Revised), “Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest,” or ASC 805-20. ASC 805-20 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The statement also requires the acquirer in a business combination consummated in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The provisions of ASC 805-20 are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 had no material impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted FASB ASC 810-10 (formerly SFAS No. 160), “Consolidation,” or ASC 810-10. ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 had no material impact on the Company’s financial position or results of operations.

As of January 1, 2009, the Company adopted FASB ASC 815-10 (formerly SFAS No. 161), “Derivatives and Hedging,” or ASC 815-10. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, now codified in ASC 855-10, “Subsequent Events”, which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. ASC 855-10 was effective for the Company on July 4, 2009. The adoption of ASC 855-10 had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, codified in ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 supersedes all references to pre-codification standards and had no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, which amends ASC Topic 605, “Revenue Recognition”. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 will be effective beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect ASU 2009-13 to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.7% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2010

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$35,078	$23,494
Short-term investments	64,986	81,965
Accounts receivable, net	42,944	49,713
Inventories	26,582	33,444
Deferred income taxes, net	4,473	5,581
Prepaid expenses and other current assets	6,016	7,879

Total current assets	180,079	202,076

Property and Equipment:
Machinery and equipment	19,867	16,748
Furniture and fixtures	5,225	4,099
Leasehold improvements	9,434	9,893

Property and equipment at cost	34,526	30,740
Less: accumulated depreciation and amortization	(20,788)	(16,604)

Property and equipment, net	13,738	14,136

Goodwill	19,934	18,951
Intangible assets, net	7,985	8,580
Service inventory	12,079	12,843
Deferred income taxes, net	1,895	2,728

Total Assets	$235,710	$259,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,985	$10,813
Accrued liabilities	8,173	14,032
Income taxes payable	229	1,988
Current portion of unearned service revenues	12,226	11,501
Customer deposits	2,173	425
Current portion of obligations under capital leases	80	87

Total current liabilities	31,866	38,846
Unearned service revenues - less current portion	5,910	6,772
Deferred tax liability, net	1,143	1,107
Obligations under capital leases - less current portion	193	281

Total Liabilities	39,112	47,006

Commitments and contingencies - See Note 13
Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,795,289 and 16,741,488 issued; 16,115,054 and 16,658,552 outstanding, respectively	17	17
Additional paid-in-capital	152,380	149,298
Retained earnings	46,915	57,497
Accumulated other comprehensive income	6,361	5,742
Common stock in treasury, at cost - 680,235 and 55,808 shares, respectively	(9,075)	(246)

Total Shareholders’ Equity	196,598	212,308

Total Liabilities and Shareholders’ Equity	$235,710	$259,314

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Years ended December 31,
	2009	2008	2007
SALES
Product	$117,714	$179,209	$170,236
Service	29,989	30,040	21,381

Total Sales	147,703	209,249	191,617

COST OF SALES
Product	46,293	60,736	59,930
Service	20,702	23,287	16,644

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	66,995	84,023	76,574

GROSS PROFIT	80,708	125,226	115,043

OPERATING EXPENSES:
Selling	48,598	63,015	56,134
General and administrative	24,956	26,144	25,508
Depreciation and amortization	5,530	4,505	4,034
Research and development	12,613	12,625	10,256

Total operating expenses	91,697	106,289	95,932

(LOSS) INCOME FROM OPERATIONS	(10,989)	18,937	19,111

OTHER (INCOME) EXPENSE
Interest income	(253)	(2,170)	(2,036)
Other (income) expense, net	(592)	2,295	(1,898)
Interest expense	14	452	9

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(10,158)	18,360	23,036
INCOME TAX EXPENSE	424	4,408	4,943

NET (LOSS) INCOME	$(10,582)	$13,952	$18,093

NET (LOSS) INCOME PER SHARE—BASIC	$(0.66)	$0.84	$1.17

NET (LOSS) INCOME PER SHARE—DILUTED	$(0.66)	$0.83	$1.15

Weighted average shares—Basic	16,125,449	16,632,608	15,443,259

Weighted average shares—Diluted	16,125,449	16,734,403	15,722,215

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total
	Shares	Amounts
BALANCE DECEMBER 31, 2006	14,504,715	$14	$85,160	$25,452	$580	$(151)	$111,055

Net income				18,093			18,093
Currency translation adjustment					4,019		4,019

Comprehensive income							22,112

Stock Option Expense			1,041				1,041
Issuance of restricted stock	23,553		176				176
Stock issued for iQvolution milestone earn-outs	24,773		730				730
Stock options exercised	441,011	1	5,381				5,382
Tax benefit from employee stock option exercises			963				963
Issuance of stock	1,650,000	2	53,038				53,040

BALANCE DECEMBER 31, 2007	16,644,052	$17	$146,489	$43,545	$4,599	$(151)	$194,499

Net income				13,952			13,952
Currency translation adjustment					1,143		1,143

Comprehensive income							15,095

Stock Option Expense			1,793				1,793
Issuance of restricted stock	29,724		343				343
Stock issued for iQvolution milestone earn-outs	17,219		433				433
Stock options exercised	14,362		195				195
Tax benefit from employee stock option exercises			45				45
Stock Buy Back	(6,805)					(95)	(95)

BALANCE DECEMBER 31, 2008	16,698,552	$17	$149,298	$57,497	$5,742	$(246)	$212,308

Net loss				(10,582)			(10,582)
Currency translation adjustment					619		619

Comprehensive loss							(9,963)

Stock Option Expense			1,679				1,679
Issuance of restricted stock	42,487		770				770
Stock issued for iQvolution milestone earn-outs	30,692		546				546
Stock options exercised	7,750		83				83
Tax benefit from employee stock option exercises			4				4
Stock Buy Back	(624,427)					(8,829)	(8,829)

BALANCE DECEMBER 31, 2009	16,155,054	$17	$152,380	$46,915	$6,361	$(9,075)	$196,598

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(10,582)	$13,952	$18,093
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,530	4,505	4,034
Compensation for stock options and restricted stock units	2,449	2,237	1,216
Provision for bad debts	1,852	1,092	373
Deferred income tax expense (benefit)	1,986	(1,972)	(464)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	5,769	2,993	(9,121)
Inventories, net	8,301	(6,429)	(7,265)
Prepaid expenses and other current assets	1,964	(1,187)	(3,208)
Income tax benefit from exercise of stock options	(4)	(45)	(963)
Increase (decrease) in:
Accounts payable and accrued liabilities	(7,891)	(5,317)	9,884
Income taxes payable	(1,749)	(355)	1,278
Customer deposits	1,736	82	(269)
Unearned service revenues	(396)	3,710	8,007

Net cash provided by operating activities	8,965	13,266	21,595

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,387)	(9,705)	(2,930)
Payments for intangible assets	(670)	(3,766)	(359)
Purchases of short-term investments	(64,986)	(81,965)	(77,375)
Proceeds from sales of short-term investments	81,965	77,375	15,790

Net cash provided by (used in) investing activities	12,922	(18,061)	(64,874)

FINANCING ACTIVITIES:
Payments on capital leases	(88)	(11)	(92)
Income tax benefit from exercise of stock options	4	45	963
Purchases of treasury stock	(8,829)	(95)	—
Proceeds from issuance of stock, net	83	92	58,421

Net cash (used in) provided by financing activities	(8,830)	31	59,292

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,473)	2,460	(5,904)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,584	(2,304)	10,109
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,494	25,798	15,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,078	$23,494	$25,798

The accompanying notes are an integral part of these consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker and the FARO Laser Scanner Photon, both laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products though a direct sales force located in many of the world’s largest industrialized countries.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is generally recognized upon shipment, as the Company considers the earnings process substantially complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $23,181 and $17,907 as of December 31, 2009 and 2008, respectively.

Accounts Receivable and Related Allowance for Doubtful Accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

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

Depreciation expense was $4,143, $3,485 and $3,319 in 2009, 2008 and 2007, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life identifiable intangible assets and goodwill are not amortized but are tested for impairment. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2009, 2008 and 2007.

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

Long-Lived Assets—Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management concluded that there was no impairment of these assets for the years ended December 31, 2009, 2008 and 2007.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Reserve for Warranties—The Company establishes a liability for included twelve-month warranties by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of the warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence for recoverability, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over a two year period.

The Company recognizes tax benefits related to uncertain tax positions only if it is more likely than not the tax position will be sustained upon examination by taxing authorities. For those positions where there is less than a 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. Due to their short-term nature, the carrying amounts of such financial instruments approximate their fair value.

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

Concentration of Credit Risk—Financial instruments that expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

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

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations, codified as Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This impacted acquisitions closed on or after January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued guidance now codified within ASC 815 which expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The Company adopted these amendments on January 1, 2009 on a prospective basis. The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued guidance now codified within ASC 350 which outlines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in accordance with ASC 350 and other U.S. GAAP authoritative literature. These amendments must be applied prospectively to all intangible assets acquired after its effective date. The Company adopted these amendments effective January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC 105 in its interim reporting for the period ended September 30, 2009. The adoption of ASC 105 is for disclosure purposes only and did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The Company does not expect the adoption of ASC 810 to have a material effect on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

Reclassification—Certain 2008 and 2007 amounts have been reclassified to conform with the 2009 presentation.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2009	2008	2007
Cash paid for interest	$7	$452	$9
Cash paid for income taxes	2,431	6,846	4,302
Non-cash investing and financing activities:
Value of shares issued for acquisition of iQvolution	546	433	730

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2009	2008	2007
Balance, beginning of year	$1,727	$739	$458
Provision	1,852	1,092	373
Amounts written off, net of recoveries	(420)	(104)	(92)

Balance, end of year	$3,159	$1,727	$739

4.	SHORT-TERM INVESTMENTS

Short-term investments of $82.0 million at December 31, 2008 were variable rate, long-term, tax-exempt municipal bonds. These bonds were sold in 2009. Short term investments of $65.0 million at December 31, 2009 are comprised of U.S. Treasury Bills that mature through June 17, 2010. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at December 31, 2009, approximated cost.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2009	As of December 31, 2008
Raw materials	$9,382	$11,997
Finished goods	3,561	6,597
Sales demonstration inventory	16,111	16,321
Reserve for excess and obsolete	(2,472)	(1,471)

Inventory	$26,582	$33,444

Service inventory	$12,079	$12,843

6.	GOODWILL

The Company’s goodwill at December 31, 2009 and 2008 is related to its acquisition of three previous businesses. The Company evaluates each reporting unit’s fair value versus its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2009: the Americas Region, the Europe/Asia Region, and the Asia Pacific Region, as shown in the table below. As of December 31, 2009 and 2008, the Company did not have any goodwill that was identified as impaired. The increase in goodwill of $1.0 million in 2009 and the decrease of $0.2 million in 2008 relates to adjustments to the purchase of an acquisition made in 2005.

December 31, 2009	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	11,957	546	437	12,940
Asia Pacific Region	—	—	—	—

Total	$18,951	$546	$437	$19,934

December 31, 2008	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	12,123	433	(599)	11,957
Asia Pacific Region	—	—	—	—

Total	$19,117	$433	$(599)	$18,951

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2009	2008
Amortizable intangible assets:
Product technology	$11,617	$11,076
Patents	5,641	5,308
Other	7,937	7,452

Total	25,195	23,836
Accumulated amortization	(17,210)	(15,256)

Intangible assets—net	$7,985	$8,580

Amortization expense was $1,387, $1,021 and $715 in 2009, 2008 and 2007, respectively. The estimated amortization expense for each of the years 2010 through 2014 and thereafter is as follows:

Years ending December 31,	Amount
2010	$1,250
2011	1,188
2012	976
2013	803
2014	747
Thereafter	2,771

$7,735

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2009	2008
Accrued compensation and benefits	$3,605	$7,533
Accrued warranties	1,253	2,381
Professional and legal fees	894	742
Other accrued liabilities	2,421	3,376

	$8,173	$14,032

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2009	2008	2007
Beginning Balance	$2,381	$1,980	$1,369
Provision for warranty expense	1,731	3,212	1,984
Warranty expired	(2,859)	(2,811)	(1,373)

Ending Balance	$1,253	$2,381	$1,980

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2009, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

10.	CAPITAL LEASES

Assets under capital leases were $366 and $417 at December 31, 2009 and 2008, respectively. Accumulated depreciation on assets under capital leases was $134 and $85 at December 31, 2009 and 2008, respectively.

11.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2009	2008	2007
Foreign exchange transaction (gains) losses	$(571)	$2,345	$(1,559)
Other	(21)	(50)	(339)

Total other (income) expense, net	$(592)	$2,295	$(1,898)

12.	INCOME TAXES

During fiscal 2009, the Company increased its unrecognized tax benefit by $0.3 million. The increase was due to tax developments primarily related to U.S. operations, which impacted the Company’s valuation of uncertain tax positions. As of December 31, 2009, the Company’s gross unrecognized tax benefits totaled $0.6 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Balance at January 1,	$349	$510	$468
Additions based on tax positions related to the current year	31	48	19
Additions for tax positions of prior years	265	—	23
Reductions for tax positions of prior years	—	(209)	—
Settlements	—	—	—

Balance at December 31,	$644	$349	$510

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2009:

Jurisdiction	Open Years	Examination in Process
United States—Federal Income Tax	2005 - 2009	2005-2007
United States—various states	2005 - 2009	N/A
Germany	2004 - 2009	N/A
Switzerland	2004 - 2009	N/A
Singapore	2005 - 2009	N/A
United Kingdom	2008 - 2009	N/A

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.6 million. FARO does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2005 forward and at the state level subject to a three to five year statute of limitations.

The United States Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 to 2007 income tax returns in late 2007. This examination resulted in an assessment of approximately $2.6 million related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. This assessment was paid in January 2010 and included in income tax expense for the year ended December 31, 2009. The Company does not expect this assessment will have a prospective impact on its global effective tax rate. The Company believes that it has provided appropriately for any uncertain tax positions that may arise. The Company is not currently under examination in any other tax jurisdiction.

The effective income tax rate for 2009, 2008, and 2007 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.2 million, or $0.07 per share, in the year ended December 31, 2009, $2.1 million, or $0.13 per share, in the year ended December 31, 2008, and $2.0 million, or $0.13 per share, in the year ended December 31, 2007.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $1.1 million, or $0.07 per share, during the year ended December 31, 2009, $1.6 million, or $0.10 per share, in the year ended December 31, 2008 and $2.0 million, or $.13 per share, during the year ended December 31, 2007.

At December 31, 2009 and 2008, the Company’s domestic entities had deferred income tax assets in the amount of $4,789 and $6,775, respectively.

At December 31, 2009 and 2008, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, which do not expire, of $12,181 and $10,224, respectively. For financial reporting purposes, a valuation allowance of $10,603 and $8,690, respectively, has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $0.8 million in Germany in 2008, which was based on the demonstrated history of earnings over the past three years, and with management’s assessment that it will be more-likely-than-not to utilize their deferred tax assets. Management calculated the amount to release from the valuation allowance using projections of future taxable earnings over the next two years. The Company had refundable income taxes related to domestic net operating losses of approximately $5.9 million as of December 31, 2009 which will be carried back to 2005 and 2006 which are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $39.0 million and $34.1 million at December 31, 2009 and 2008, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income (loss) before income taxes consists of the following:

	Years ended December 31,
	2009	2008	2007
Domestic	$(7,239)	$10,708	$7,081
Foreign	$(2,919)	7,652	15,955

(Loss) Income before income taxes	$(10,158)	$18,360	$23,036

The components of the income tax (benefit) expense are as follows:

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$(1,369)	$4,052	$3,925
State	(133)	393	381
Foreign	(61)	1,818	1,235

	(1,562)	6,263	5,541

Deferred:
Federal	1,199	(695)	(721)
State	116	(67)	(70)
Foreign	671	(1,093)	193

	1,986	(1,855)	(598)

	$424	$4,408	$4,943

Income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 differs from the amount computed by applying the federal statutory corporate rate to (loss) income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2009	2008	2007
Tax (benefit) expense at statutory rate of 35%	$(3,555)	$6,426	$8,063
State income taxes, net of federal benefit	(239)	353	234
Foreign tax rate difference	(1,977)	(4,600)	(6,042)
Research and development credit	(123)	(191)	(77)
Change in valuation allowance	2,486	2,540	1,887
Change in foreign tax rate	—	—	164
IRS settlement	2,628	—	—
Penalties	—	—	988
Equity based compensation	828	717	480
Tax expense related to uncertain tax positions	265	—	—
Tax exempt interest income	(39)	(707)	(549)
Other	150	(130)	(205)

Total income tax expense	$424	$4,408	$4,943

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2009	2008
Net deferred income tax asset—Current
Intercompany profit in inventory	$2,160	$2,831
Warranty costs	166	380
Bad debt reserve	110	153
Inventory reserve	603	406
Unearned service revenue	1,677	1,539
Other	(243)	272

Deferred income tax asset—Current	4,473	5,581

Valuation Allowance	—	—

Net deferred income tax asset—Current	$4,473	$5,581

Net deferred income tax asset—Non-current
Depreciation	$721	$1,380
Goodwill amortization	(1,175)	(1,009)
Product design costs	(150)	(22)
Employee stock options	42	(2)
Unearned service revenue	879	847
Loss carryforwards	12,181	10,224

Deferred income tax asset—Non-current	12,498	11,418

Valuation Allowance	(10,603)	(8,690)

Net deferred income tax asset—Non-current	$1,895	$2,728

Net deferred income tax liability—Non-current Intangible assets	$(1,143)	$(1,107)

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases buildings and equipment under operating leases. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2009:

Years ending December 31,	Amount
2010	$5,461
2011	4,543
2012	3,851
2013	3,386
2014	2,955
Thereafter	4,185

Total future minimum lease payments	$24,381

Rent expense for 2009, 2008 and 2007 was approximately $4,680, $4,644 and $3,662, respectively.

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

On February 26, 2008, the parties to the Securities Litigation entered into a Memorandum of Understanding stating the principal terms of their agreement to settle the Securities Litigation. On April 9, 2008, the parties filed a detailed Stipulation of Settlement with the court seeking the court’s preliminary and final approval of the terms of the proposed settlement. Pursuant to those terms, the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Securities Litigation paid $6.875 million into a settlement fund for the Securities Litigation. That sum was within the coverage limit of the policy and accordingly had no effect on the Company’s financial results. On October 3, 2008, the court entered a Final Judgment and Order of Dismissal With Prejudice, whereby the court certified the Class for purposes of the settlement, approved the settlement, and dismissed the Securities Litigation, with prejudice, as against each defendant.

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

On November 12, 2008, the parties to the Derivative Action executed a Memorandum of Understanding of the material terms of a proposed settlement of the Derivative Action. On January 21, 2009, the parties filed with the court a Stipulation of Settlement seeking the court’s preliminary and final approval of the terms of the proposed settlement. On February 13, 2009, the court granted preliminary approval of the settlement. On April 23, 2009, the court granted final approval of the settlement and entered an Order and Final Judgment directing the consummation of the settlement and dismissing the Derivative Action, with prejudice, as against each defendant. Pursuant to the terms of the settlement, the Company has adopted certain corporate governance policies for a period of three years, and the issuer of the Company’s Executive Liability and Entity Securities Liability insurance policy applicable to the Derivative Action has paid $0.4 million to the plaintiff’s counsel for their fees and expenses. That sum is within the coverage limit of the policy and accordingly had no effect on the Company’s financial results.

Patent Matters—On July 11, 2008, a complaint for patent infringement was filed against the Company in the U.S. District Court for the District of Massachusetts by Metris USA, Inc. and certain of its affiliates, which the Company refers to collectively as “Metris”, concerning U.S. Patent Nos. 6,611,617 and 7,313,264. The Company responded with counterclaims alleging that the asserted patents, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. On October 22, 2009, the Court issued an Order for the purpose of construing certain claim language of the asserted patents. Pursuant to the October 22, 2009 Order, the parties submitted a stipulation further construing claim language on November 9, 2009. Discovery in the case is ongoing and no trial date has been set. The Company believes that it does not infringe the asserted patents and/or that the patents are invalid. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

14.	STOCK COMPENSATION PLANS

The Company has four stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1997 Employee Stock Option Plan (“1997 Plan”) provides for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (“2004 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which 74,782 options are currently outstanding at exercise prices between $1.50 and $27.40. These options have a 10 year term and vest over a 3-year period. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Director Plan of which 60,000 options are currently outstanding at exercise prices between $1.61 and $21.56. The Company was also authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 895,796 options are currently outstanding at exercise prices between $12.50 and $31.45, and 12,867 restricted stock units are outstanding at a stock price of $13.04 to $31.06. These options and restricted stock units have a 10 year term (7 years on new grants) and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Director or the 2004 Plan. The Company is authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised, or are canceled, forfeited or lapse for any reason. There are no grants currently outstanding under the 2009 Plan. Prior to 2009, upon election to the Board, each non-employee director was granted 3,400 restricted shares of common stock that vested ratably over three years. On the day following the Annual Meeting of Shareholders, each non-employee director, other than a non-employee director who received the initial equity grant in that same year, was granted 2,200 restricted shares of common stock that vested ratably over three years. Beginning in 2009, each non-employee director is granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on the day following the Annual Meeting of Shareholders. The shares of restricted stock will vest on the first anniversary of the grant date, subject to a director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

In addition to the four stock incentive plans, the Company has the 1997 Non-Employee Directors Fee Plan (1997 Fee Plan) under which the Company is authorized to issue up to 250,000 shares of common stock and permits non-employee directors to elect to receive directors’ fees in the form of common stock rather than cash. Common stock issued in lieu of cash directors’ fees is issued at the end of the quarter in which the fees are earned, with the number of shares based on the fair market value of the common stock for the five trading days immediately preceding the last business day of the quarter. The 1997 Fee Plan also permits non-employee directors to irrevocably elect to defer receipt of all or any portion of the shares of common stock which would otherwise be payable.

Compensation costs charged to operations associated with the Company’s stock incentive plans were $2,449, $2,098, and $1,217 in 2009, 2008, and 2007, respectively. The changes in stock option associated compensation cost were due to the vesting of options and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Risk-free interest rate	1.38% and 1.44%	1.44 - 3.04%	3.26 - 4.5%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	4 years	4 years
Expected volatility	48.3%	54.7% - 58%	58.0% - 62.8%
Weighted-average expected volatility	48.3%	57.9%	62.6%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2009
Outstanding at beginning of period	949,572	$22.48
Granted	258,607	13.06
Forfeited	(169,851)	20.20
Exercised	(7,750)	10.76

Outstanding at December 31, 2009	1,030,578	$20.58	5.3	$3,560

Options exercisable at December 31, 2009	684,568	$20.72	4.9	$1,992

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 was $5.08, $13.99 and $12.80, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.05 million, $0.2 million and $8.0 million, respectively. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $0.81 million and $0.05 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	52,660	$26.69
Granted	57,955	14.45
Forfeited	(24,121)	18.83
Vested	(22,999)	26.12

Non-vested at December 31, 2009	63,495	$18.61

As of December 31, 2009, there was $2.3 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.5 years.

15.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,125,449	$(0.66)	16,632,608	$0.84	15,443,259	$1.17
Effect of dilutive securities	—	—	101,795	(0.01)	278,956	(0.02)

Diluted EPS	16,125,449	$(0.66)	16,734,403	$0.83	15,722,215	$1.15

The effect of 1,030,578; 509,290; and 10,000 potentially dilutive securities were not included for 2009, 2008 and 2007 respectively, as they were antidilutive.

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009. Costs charged to operations in connection with the 401(k) plan during 2009, 2008, and 2007 aggregated $291, $909 and $569, respectively.

17.	SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company includes costs related to Corporate in its Americas region. The Company does not incur R&D expenses in its Asia region. The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	2009	2008	2007
Americas Region
Net sales to external customers	$55,062	$78,321	$79,984
Operating loss	(13,353)	(4,385)	(1,554)
Long-lived assets	21,579	21,366	12,594
Capital expenditures	2,898	7,155	1,879
Total assets	131,477	155,342	144,865

Europe/Africa Region
Net sales to external customers	$62,968	$93,585	$78,299
Operating (loss) income	(371)	15,009	11,716
Long-lived assets	18,245	18,253	18,423
Capital expenditures	515	2,152	1,079
Total assets	74,126	76,996	75,279

Asia Pacific Region
Net sales to external customers	$29,673	$37,343	$33,334
Operating income	2,735	8,313	8,949
Long-lived assets	1,833	2,048	1,597
Capital expenditures	536	939	439
Total assets	30,107	26,976	23,395

Totals
Net sales to external customers	$147,703	$209,249	$191,617
Operating (loss) income	(10,989)	18,937	19,111
Long-lived assets	41,657	41,667	32,614
Capital expenditures	3,949	10,246	3,397
Total assets	235,710	259,314	243,539

The geographical sales information presented above represents sales to customers located in each respective region whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	April 4, 2009	July 4, 2009	October 3, 2009	December 31, 2009
Sales	$31,449	$34,516	$35,713	$46,025
Gross profit	16,260	19,364	19,602	25,482
Net (loss)	(6,585)	(2,104)	(1,273)	(620)
Net (loss) per share:
Basic	$(0.41)	$(0.13)	$(0.08)	$(0.04)
Diluted	$(0.41)	$(0.13)	$(0.08)	$(0.04)

Quarter ended	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Sales	$46,090	$57,749	$49,095	$56,315
Gross profit	27,707	36,239	29,009	32,272
Net income	3,378	6,365	2,011	2,199
Net income per share:
Basic	$0.20	$0.38	$0.12	$0.13
Diluted	$0.20	$0.38	$0.12	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by the Securities and Exchange Act of 1934 Rule 13a-1(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited FARO Technologies, Inc. (a Florida Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

The information required by this Item with respect to corporate governance and the Company’s Code of Conduct is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item about certain relationships and related transactions appears under the heading “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

The information required by this Item regarding director independence is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item about principal accountant fees and services as well as related pre-approval policies appears under the heading “Independent Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report. The following documents are filed as part of this Annual Report on Form 10-K:

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

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts were as follows for the three years ended December 31, 2009:

Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period
Year ended December 31, 2009
Deducted from assets which apply
Uncollectible accounts	$1,727	$1,852	$420	$3,159
Reserve for inventory obsolescence	1,471	1,486	485	2,472

Total	$3,198	$3,338	$905	$5,631

Year ended December 31, 2008
Deducted from assets which apply
Uncollectible accounts	$739	$1,092	$104	$1,727
Reserve for inventory obsolescence	1,865	1,161	1,555	1,471

Total	$2,604	$2,253	$1,659	$3,198

Year ended December 31, 2007
Deducted from assets which apply
Uncollectible accounts	$458	$373	$92	$739
Reserve for inventory obsolescence	404	1,841	380	1,865

Total	$862	$2,214	$472	$2,604

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: February 26, 2010	By:	/S/ KEITH S. BAIR
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

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	February 26, 2010

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer, (Principal Executive Officer), and Director	February 26, 2010

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer),	February 26, 2010

/s/ JOHN CALDWELL John Caldwell	Director	February 26, 2010

/s/ LYNN BRUBAKER Lynn Brubaker	Director	February 26, 2010

/s/ STEPHEN R. COLE Stephen R. Cole	Director	February 26, 2010

/s/ NORMAN H. SCHIPPER Norman H. Schipper	Director	February 26, 2010

/s/ ANDRE JULIEN Andre Julien	Director	February 26, 2010

/s/ MARVIN SAMBUR Marvin Sambur	Director	February 26, 2010

/s/ JOHN DONOFRIO John Donofrio	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4. 2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.7	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program (Filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference)*

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

Exhibit No.	Description
10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Amended and Restated Employment Agreement, dated November 7, 2008, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 7, 2008, and incorporated herein by reference)*

10.18	Amended and Restated Employment Agreement, dated November 7, 2008, by and between the Company and Keith Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 7, 2008 and incorporated herein by reference)*

10.19	Amendment to Amended and Restated Employment Agreement, dated April 2, 2008, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.20	Amendment to Amended and Restated Employment Agreement, dated April 2, 2008, by and between the Company and Keith S. Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.21	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference)*

10.22	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.23	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.24	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.25	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.26	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC

10.27	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

* Indicates management contracts and compensatory plans and arrangements