Form 10-Q
period 2010-04-03
FARO TECHNOLOGIES INC
filed 2010-05-07
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ Do not check if a smaller reporting company.	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were outstanding 16,134,831 shares of the registrant’s common stock as of April 23, 2010.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended April 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	April 3, 2010 Unaudited	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$38,331	$35,078
Short-term investments	64,986	64,986
Accounts receivable, net	40,550	42,944
Inventories, net	25,811	26,582
Deferred income taxes, net	4,482	4,473
Prepaid expenses and other current assets	8,805	6,016

Total current assets	182,965	180,079

Property and Equipment:
Machinery and equipment	21,628	19,867
Furniture and fixtures	5,095	5,225
Leasehold improvements	9,423	9,434

Property and equipment at cost	36,146	34,526
Less: accumulated depreciation and amortization	(21,499)	(20,788)

Property and equipment, net	14,647	13,738

Goodwill	19,091	19,934
Intangible assets, net	7,576	7,985
Service inventory	12,748	12,079
Deferred income taxes, net	1,763	1,895

Total Assets	$238,790	$235,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$2,490	$—
Accounts payable	9,576	8,985
Accrued liabilities	9,504	8,173
Income taxes payable	—	229
Current portion of unearned service revenues	12,158	12,226
Customer deposits	1,621	2,173
Current portion of obligations under capital leases	60	80

Total current liabilities	35,409	31,866
Unearned service revenues - less current portion	5,784	5,910
Deferred tax liability, net	1,075	1,143
Obligations under capital leases - less current portion	189	193

Total Liabilities	42,457	39,112

Commitments and contingencies - See Note R
Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,815,066 and 16,795,289 issued; 16,134,831 and 16,115,054 outstanding, respectively	17	17
Additional paid-in-capital	153,224	152,380
Retained earnings	48,980	46,915
Accumulated other comprehensive income	3,187	6,361
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	196,333	196,598

Total Liabilities and Shareholders’ Equity	$238,790	$235,710

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	Apr 3, 2010	Apr 4, 2009
SALES
Product	$33,938	$24,214
Service	8,331	7,235

Total Sales	42,269	31,449

COST OF SALES
Product	11,275	9,127
Service	5,603	6,062

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	16,878	15,189

GROSS PROFIT	25,391	16,260
OPERATING EXPENSES:
Selling	11,235	12,824
General and administrative	6,247	6,299
Depreciation and amortization	1,540	1,291
Research and development	2,989	3,479

Total operating expenses	22,011	23,893

INCOME (LOSS) FROM OPERATIONS	3,380	(7,633)

OTHER (INCOME) EXPENSE
Interest income	(19)	(158)
Other expense, net	505	661
Interest expense	27	3

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	2,867	(8,139)
INCOME TAX EXPENSE (BENEFIT)	803	(1,554)

NET INCOME (LOSS)	$2,064	$(6,585)

NET INCOME (LOSS) PER SHARE - BASIC	$0.13	$(0.41)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.13	$(0.41)

Weighted average shares - Basic	16,124,886	16,227,363

Weighted average shares - Diluted	16,267,231	16,227,363

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$2,064	$(6,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,540	1,291
Compensation for stock options and restricted stock units	564	538
Provision for bad debts	348	397
Deferred income tax expense	34	30
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	506	17,669
Inventories, net	(2,748)	(1,078)
Prepaid expenses and other current assets	(3,039)	(1,027)
Income tax benefit from exercise of stock options	(6)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	2,199	(8,835)
Income taxes payable	(234)	(2,008)
Customer deposits	(540)	(39)
Unearned service revenues	348	(441)

Net cash provided by (used in) operating activities	1,036	(88)

INVESTING ACTIVITIES:
Purchases of property and equipment	(613)	(1,647)
Payments for intangible assets	(205)	(188)
Purchases of short-term investments	—	(32,975)
Proceeds from sales of short-term investments	—	81,965

Net cash (used in) provided by investing activities	(818)	47,155

FINANCING ACTIVITIES:
Proceeds from notes payable	2,490	—
Payments on capital leases	(19)	(55)
Income tax benefit from exercise of stock options	6	—
Purchases of treasury stock	—	(8,829)
Proceeds from issuance of stock, net	275	—

Net cash provided by (used in) financing activities	2,752	(8,884)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	283	(450)

INCREASE IN CASH AND CASH EQUIVALENTS	3,253	37,733
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,078	23,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,331	$61,227

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION and FARO Laser Scanner Photon, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended April 3, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The adoption of ASC 810 did not have a material effect on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on its consolidated financial statements nor is it expected to have a material impact for the portion which is effective in 2011.

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

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended April 3, 2010 and April 4, 2009:

	For the Three Months Ended
	April 3, 2010	April 4, 2009
Risk-free interest rate	1.85%	1.38% and 1.44%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	43.5% and 46.5%	48.3%
Weighted-average expected volatility	46.5%	48.3%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $587 and $538 for the three months ended April 3, 2010 and April 4, 2009, respectively.

A summary of stock option activity and weighted average exercise prices for the three months ended April 3, 2010 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of April 3, 2010
Outstanding at January 1, 2010	1,030,578	$20.58
Granted	229,401	24.30
Forfeited	(7,084)	4.76
Exercised	(16,390)	16.77

Outstanding at April 3, 2010	1,236,505	$21.37	5.4	$6,915

Options exercisable at April 3, 2010	841,048	$21.24	5.0	$4,842

The weighted-average grant-date fair value of the stock options granted during the three months ended April 3, 2010 and April 4, 2009 was $9.29 and $5.08 per option, respectively. The total intrinsic value of stock options exercised during the three months ended April 3, 2010 and April 4, 2009 was $0.1 million and $0.0 million, respectively. The fair value of stock options vested during the three months ended April 3, 2010 and April 4, 2009 was $1.7 million and $1.6 million, respectively.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended April 3, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	63,495	$18.61
Granted	4,243	24.30
Forfeited	(2,542)	21.55
Vested	(6,613)	22.74

Non-vested at April 3, 2010	58,583	$18.43

As of April 3, 2010, there was $3.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash paid for interest	$27	$9
Cash paid for income taxes	$2,534	$1,466
Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	$—	$162

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT-TERM INVESTMENTS

Short-term investments at April 3, 2010 include U.S. Treasury Bills totaling $65.0 million that mature through September 23, 2010. The interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost The fair value of the U.S. Treasury Bills at April 3, 2010 approximated cost.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of April 3, 2010	As of December 31, 2009
Accounts receivable	$43,766	$46,103
Allowance for doubtful accounts	(3,216)	(3,159)

Total	$40,550	$42,944

NOTE K – INVENTORIES

Inventories consist of the following:

	As of April 3, 2010	As of December 31, 2009
Raw materials	$10,651	$9,382
Finished goods	2,912	3,561
Sales demonstration inventory	14,681	16,111
Reserve for excess and obsolete	(2,433)	(2,472)

Inventory	$25,811	$26,582

Service inventory	$12,748	$12,079

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 3, 2010		April 4, 2009
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount
Basic EPS	16,124,886	$0.13	16,227,363	$(0.41)
Effect of dilutive securities	142,345	—	—	—

Diluted EPS	16,267,231	$0.13	16,227,363	$(0.41)

The effect of 718,325 and 1,132,846 securities were not included for the three months ended April 3, 2010 and April 4, 2009, respectively, as they were antidilutive.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of April 3, 2010	As of December 31, 2009
Accrued compensation and benefits	$4,206	$3,605
Accrued warranties	1,456	1,253
Professional and legal fees	1,249	894
Other accrued liabilities	2,593	2,421

	$9,504	$8,173

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $12.6 million and $12.2 million at April 3, 2010 and December 31, 2009, respectively. The related valuation allowance was $11.1 million and $10.6 million at April 3, 2010 and December 31, 2009, respectively. The Company’s effective tax rate was 28.0% for the three months ended April 3, 2010 and 19.1% for the three months ended April 4, 2009. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2009 and 2008 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, in the three month period ended April 3, 2010, and $0.1 million, or $0.00 per share, in the three month period ended April 4, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.01 per share, during the three month period ended April 3, 2010, and $0.2 million, or $0.01 per share, in the three month period ended April 4, 2009.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur R&D expenses in its Asia Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	April 3, 2010	April 4, 2009
Americas Region
Net sales to external customers	$16,278	$12,527
Operating (loss)	(267)	(5,430)
Long-lived assets	22,620	21,872
Capital expenditures	91	1,046
Total assets	126,877	139,087
Europe/Africa Region
Net sales to external customers	$16,113	$12,356
Operating income (loss)	1,409	(2,884)
Long-lived assets	16,903	17,623
Capital expenditures	302	293
Total assets	73,621	65,869
Asia Pacific Region
Net sales to external customers	$9,878	$6,566
Operating income	2,238	681
Long-lived assets	1,791	2,130
Capital expenditures	168	425
Total assets	38,292	24,810
Totals
Net sales to external customers	$42,269	$31,449
Operating income (loss)	3,380	(7,633)
Long-lived assets	41,314	41,625
Capital expenditures	561	1,764
Total assets	238,790	229,766

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE Q – COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	Apr 3, 2010	Apr 4, 2009
NET INCOME (LOSS)	$2,064	$(6,585)
OTHER COMPREHENSIVE (LOSS):
Currency translation adjustments	(3,174)	(2,653)

COMPREHENSIVE (LOSS)	$(1,110)	$(9,238)

Other comprehensive (loss) income results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries, combined with their accumulated earnings or losses.

NOTE R– COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $5.5 million for 2010.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of April 3, 2010, the Company does not have any long-term commitments for purchases.

Patent Matters — On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”. The Company has also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

The Company responded to the complaint with counterclaims alleging that the asserted patents, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Plaintiffs filed an opposition and reply, and the parties are waiting for a hearing date on the motion. Also during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company has filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for a hearing date on the motion. Fact discovery has been completed and the parties are currently in the process of exchanging expert reports. Expert discovery is scheduled to close on June 15, 2010, and the deadline for summary judgment motions is July 15, 2010. No trial date has been set.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended April 3, 2010 and April 4, 2009

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

NOTE S – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% - 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of April 3, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

The Company’s subsidiary in China opened a short term line of credit, expiring on July 6, 2010, with the Bank of China for approximately $2.5 million, which bears interest at 4.86%. The subsidiary drew approximately $2.5 million as a temporary loan until the process of approving an additional capital investment is approved by the Chinese government. The approval was received and the loan was repaid on April 19, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the imposition of penalties against the Company for failure to comply with its continuing obligations with respect to the FCPA Matter.

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

other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner Photon the FARO Laser Tracker ION, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of April 3, 2010, the Company’s products have been purchased by approximately 10,500 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker ION and FARO Laser Scanner Photon3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2010, 38.5% of the Company’s sales were in the Americas compared to 39.8% in the first three months of 2009, 38.1% were in the Europe/Africa region compared to 39.3% in the first quarter of 2009 and 23.4% were in the Asia/Pacific region compared to 20.9% in the same prior year period. In the first quarter of 2010, new order bookings increased $12.4 million, or 45.3%, to $39.8 million from $27.4 million in the prior year period. New orders in the first quarter of 2010 increased $6.2 million, or 59.6%, in the Americas to $16.6 million from $10.4 million in the prior year period. New orders increased $2.0 million, or 17.1.%, to $13.7 million in Europe/Africa from $11.7 million in the first quarter of 2009. In Asia/Pacific, new orders increased $4.2 million, or 79.2% to $9.5 million from $5.3 million in the first quarter of 2009.

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

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction and therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2009 or the three months ended April 3, 2010.

The Company incurred a net loss in each of the four quarters of fiscal 2009, primarily as a result of a decrease in product sales, due to the deterioration of the global economy. Prior to the first quarter of 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the FCPA and other applicable laws, which the Company refers to as the FCPA Matter, and entered into settlement agreements and documents with the SEC and the U.S. Department of Justice, or DOJ, in 2008 related to the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and paid $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 related to the FCPA Matter. The Company has a two-year monitoring obligation and other continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. The selection process of the monitor, which the Company has been pursuing in conjunction with the SEC and DOJ, is not yet complete. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended April 3, 2010 Compared to the Three Months Ended April 4, 2009

Sales increased by $10.9 million, or 34.4%, to $42.3 million in the three months ended April 3, 2010 from $31.4 million for the three months ended April 4, 2009. This increase resulted primarily due to an increase in unit sales in all regions related to the recovery in the global economy. Product sales increased by $9.8 million, or 40.2%, to $34.0 million for the three months ended April 3, 2010 from $24.2 million for the first quarter of 2009. Service revenue increased by $1.1 million, or 15.1%, to $8.3 million for the three months ended April 3, 2010 from $7.2 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased $3.7 million, or 29.9%, to $16.3 million for the three months ended April 3, 2010 from $12.5 million in the three months ended April 4, 2009. Product sales in the Americas region increased by $3.1 million, or 32.6%, to $12.6 million for the three months ended April 3, 2010 from $9.5 million in the first quarter of the prior year. Service revenue in the Americas region increased by $0.6 million, or 22.0%, to $3.7 million for the three months ended April 3, 2010 from $3.1 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased $3.7 million, or 30.4%, to $16.1 million for the three months ended April 3, 2010 from $12.4 million in the three months ended April 4, 2009. Product sales in the Europe/Africa region increased by $3.7 million, or 39.8%, to $13.0 million for the three months ended April 3, 2010 from $9.3 million in the first quarter of the prior year. Service revenue in the Europe/Africa region remained unchanged at $3.1 million for the three months ended April 3, 2010 and the same period during the prior year.

Sales in the Asia/Pacific region increased $3.3 million, or 50.5%, to $9.9 million for the three months ended April 3, 2010 from $6.6 million in the three months ended April 4, 2009. Product sales in the Asia/Pacific region increased by $2.9 million, or 53.5%, to $8.4 million for the three months ended April 3, 2010 from $5.5 million in the first quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.4 million, or 35.9%, to $1.5 million for the three months ended April 3, 2010 from $1.1 million in the same period during the prior year.

Gross profit increased by $9.1 million, or 56.2%, to $25.4 million for the three months ended April 3, 2010 from $16.3 million for the three months ended April 4, 2009. Gross margin increased to 60.1% for the three months ended April 3, 2010 from 51.7% for the three months ended April 4, 2009. The increase in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from an increase in higher-margin product sales. Gross margin from product sales increased to 66.8% in the three months ended April 3, 2010 from 62.3% for the three months ended April 4, 2009, primarily as a result of a change in the sales mix resulting from an increase in sales of product lines with higher gross margins. Gross margin from service revenues increased to 32.7% in the three months ended April 3, 2010 from 16.2% for the three months ended April 4, 2009 primarily due to a decrease in Customer Service costs.

Selling expenses decreased by $1.6 million, or 12.4%, to $11.2 million for the three months ended April 3, 2010 from $12.8 million for three months ended April 4, 2009. This decrease was primarily due to a decrease in salaries expense of $1.6 million, a decrease in marketing and advertising costs of $0.4 million and lower travel related costs of $0.3 million, offset by an increase in commissions expense of $0.9 million.

Worldwide sales and marketing headcount decreased by 71, or 19.2%, to 298 at April 3, 2010 from 369 at April 4, 2009. Regionally, the Company’s sales and marketing headcount decreased by 41, or 33.9%, to 80 from 121 for the Americas; decreased by 14, or 11.0%, in Europe/Africa to 113 from 127; and decreased by 16, or 13.2%, in Asia/Pacific, to 105 from 121.

As a percentage of sales, selling expenses decreased to 26.6% of sales in the three months ended April 3, 2010 from 40.8% in the three months ended April 4, 2009. Regionally, selling expenses were 22.1% of sales in the Americas for the quarter, compared to 36.8% of sales in the first quarter of 2009; 29.2% of sales for Europe/Africa compared to 44.8% of sales from the same period in the prior year; and 29.6% of sales compared to 40.9% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.1 million, or 1.0%, to $6.2 million for the three months ended April 3, 2010 from $6.3 million for the three months ended April 4, 2009, primarily due to a decrease in compensation costs of $0.4 million, lower travel costs of $0.1 million, and a decrease in training and recruiting costs of $0.1 million, offset by an increase in professional and legal fees of $0.6 million.

Depreciation and amortization expenses increased by $0.3 million to $1.6 million for the three months ended April 3, 2010 from $1.3 million for the three months ended April 4, 2009.

Research and development expenses decreased to $3.0 million for the three months ended April 3, 2010 from $3.5 million for the three months ended April 4, 2009, primarily as a result of a decrease in compensation expense of $0.3 million and a decrease in subcontractors’ expenses of $0.1 million. Research and development expenses as a percentage of sales decreased to 7.1% for the three months ended April 3, 2010 from 11.1% for the three months ended April 4, 2009.

Interest income decreased by $0.2 million to $0.0 million for the three months ended April 3, 2010 from $0.2 million for the three months ended April 4, 2009, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net decreased by $0.2 million to $0.5 million of expense for the three months ended April 3, 2010, from expense of $0.7 million for the three months ended April 4, 2009, primarily as a result of a decrease in foreign currency transaction losses.

Income tax expense increased by $2.4 million to $0.8 million for the three months ended April 3, 2010 from a benefit of $1.6 million for the three months ended April 4, 2009. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $12.6 million and $12.2 million at April 3, 2010 and December 31, 2009, respectively. The related valuation allowance was $11.1 million and $10.6 million at April 3, 2010 and December 31, 2009, respectively. The Company’s effective tax rate increased to an expense of 28.0% for the three months ended April 3, 2010 from a benefit of 19.1% in the prior year period, primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $8.7 million to $2.1 million for the three months ended April 3, 2010 from a net loss of $6.6 million for the three months ended April 4, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3.2 million to $38.3 million at April 3, 2010, from $35.1 million at December 31, 2009. The increase was primarily attributable to increase in net income and non-cash expenses of $4.6 million, proceeds from a short term note of $2.5 million and the effect of exchange rate changes on cash of $0.3 million, offset by a decrease in working capital of $3.5 million and $0.8 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% - 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of April 3, 2010 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2012. The Company has not drawn on this line of credit.

The Company’s subsidiary in China opened a short term line of credit, expiring on July 6, 2010, with the Bank of China for approximately $2.5 million, which bears interest at 4.86%. The subsidiary drew approximately $2.5 million as a temporary loan until the process of approving an additional capital investment is approved by the Chinese government. The approval was received and the loan was repaid on April 19, 2010.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

The Company has no off balance sheet arrangements.

Critical Accounting Policies

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

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in its calculation in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture products in Switzerland, where it received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, for the three months ended April 3, 2010, and $0.1 million, or $0.00 per share, for the three months ended April 4, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.01 per share, for the three months ended April 3, 2010, and $0.2 million, or $0.01 per share, for the three months ended April 2, 2009.

The Company is subject to certain terms and conditions, including employment, spending, and capital investment, in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

Reserve for Warranties

The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 61.5% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of April 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Matters — On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”. The Company has also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

The Company responded to the complaint with counterclaims alleging that the asserted patents, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Plaintiffs filed an opposition and reply, and the parties are waiting for a hearing date on the motion. Also during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company has filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for a hearing date on the motion. Fact discovery has been completed and the parties are currently in the process of exchanging expert reports. Expert discovery is scheduled to close on June 15, 2010, and the deadline for summary judgment motions is July 15, 2010. No trial date has been set.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2009 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. The Company made no stock repurchases during the first quarter of fiscal 2010 under this program.

Item 6.	Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

3.3	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc. (Registrant)

Date: May 7, 2010	By:	/s/ KEITH S. BAIR
Keith S. Bair Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)