Form 10-Q
period 2010-07-03
FARO TECHNOLOGIES INC
filed 2010-08-05
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

(407) 333-9911

Registrant’s Telephone Number, including area code

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

There were 16,159,357 shares of the registrant’s common stock outstanding as of July 31, 2010.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended July 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	July 3, 2010 Unaudited	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$41,929	$35,078
Short-term investments	64,985	64,986
Accounts receivable, net	40,348	42,944
Inventories, net	27,184	26,582
Deferred income taxes, net	4,242	4,473
Prepaid expenses and other current assets	7,471	6,016

Total current assets	186,159	180,079

Property and Equipment:
Machinery and equipment	21,916	19,867
Furniture and fixtures	5,013	5,225
Leasehold improvements	9,366	9,434

Property and equipment at cost	36,295	34,526
Less: accumulated depreciation and amortization	(22,040)	(20,788)

Property and equipment, net	14,255	13,738

Goodwill	18,249	19,934
Intangible assets, net	7,208	7,985
Service inventory	12,192	12,079
Deferred income taxes, net	1,677	1,895

Total Assets	$239,740	$235,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,701	$8,985
Accrued liabilities	10,860	8,173
Income taxes payable	—	229
Current portion of unearned service revenues	11,888	12,226
Customer deposits	2,486	2,173
Current portion of obligations under capital leases	43	80

Total current liabilities	34,978	31,866
Unearned service revenues - less current portion	5,932	5,910
Deferred tax liability, net	1,008	1,143
Obligations under capital leases - less current portion	203	193

Total Liabilities	42,121	39,112

Commitments and contingencies - See Note R

Shareholders' Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,839,592 and 16,795,289 issued; 16,159,357 and 16,115,054 outstanding, respectively	17	17
Additional paid-in-capital	153,961	152,380
Retained earnings	50,816	46,915
Accumulated other comprehensive income	1,900	6,361
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	197,619	196,598

Total Liabilities and Shareholders’ Equity	$239,740	$235,710

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009
SALES
Product	$37,212	$27,203	$71,150	$51,416
Service	8,493	7,313	16,824	14,548

Total Sales	45,705	34,516	87,974	65,964

COST OF SALES
Product	12,620	10,259	23,895	19,386
Service	5,997	4,893	11,600	10,955

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	18,617	15,152	35,495	30,341

GROSS PROFIT	27,088	19,364	52,479	35,623

OPERATING EXPENSES:
Selling	12,027	12,128	23,262	24,952
General and administrative	6,028	6,134	12,275	12,433
Depreciation and amortization	1,515	1,389	3,055	2,680
Research and development	2,997	3,285	5,986	6,764

Total operating expenses	22,567	22,936	44,578	46,829

INCOME (LOSS) FROM OPERATIONS	4,521	(3,572)	7,901	(11,206)

OTHER (INCOME) EXPENSE
Interest income	(26)	(36)	(45)	(194)
Other expense, net	1,839	(837)	2,344	(176)
Interest expense	2	4	29	6

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	2,706	(2,703)	5,573	(10,842)

INCOME TAX EXPENSE (BENEFIT)	869	(599)	1,672	(2,153)

NET INCOME (LOSS)	$1,837	$(2,104)	$3,901	$(8,689)

NET INCOME (LOSS) PER SHARE - BASIC	$0.11	$(0.13)	$0.24	$(0.53)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.11	$(0.13)	$0.24	$(0.53)

Weighted average shares - Basic	16,148,233	16,069,312	16,136,447	16,408,259

Weighted average shares - Diluted	16,320,596	16,069,312	16,289,963	16,408,259

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$3,901	$(8,689)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,055	2,680
Compensation for stock options and restricted stock units	1,203	1,201
Provision for bad debts	806	649
Deferred income tax expense	280	180
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,388)	16,208
Inventories, net	(4,950)	4,088
Prepaid expenses and other current assets	(1,837)	(2,402)
Income tax benefit from exercise of stock options	(16)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	4,003	(12,451)
Income taxes payable	(275)	(1,990)
Customer deposits	328	462
Unearned service revenues	713	(688)

Net cash provided by (used in) operating activities	5,823	(752)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,253)	(2,663)
Payments for intangible assets	(382)	(291)
Purchases of short-term investments	—	(64,972)
Proceeds from sales of short-term investments	—	81,967

Net cash (used in) provided by investing activities	(1,635)	14,041

FINANCING ACTIVITIES:
Proceeds from notes payable	2,490	—
Payments on notes payable	(2,490)	—
Payments on capital leases	(39)	(61)
Income tax benefit from exercise of stock options	16	—
Purchases of treasury stock	—	(8,829)
Proceeds from issuance of stock, net	363	—

Net cash provided by (used in) financing activities	340	(8,890)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,323	(1,103)

INCREASE IN CASH AND CASH EQUIVALENTS	6,851	3,296

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,078	23,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,929	$26,790

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the three and six Months Ended July 3, 2010 and July 4, 2009

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended July 3, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified within Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The adoption of ASC 810 as of January 1, 2010 did not have a material effect on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company plans to implement this new standard on January 1, 2011 and does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on its consolidated financial statements nor is it expected to have a material impact for the portion which is effective at year end.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended July 3, 2010 and July 4, 2009:

	For the Six Months Ended
	July 3, 2010	July 4, 2009
Risk-free interest rate	1.85% and 2.14%	1.38% and 1.44%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	43.5% and 46.5%	48.3%
Weighted-average expected volatility	46.5%	48.3%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $635 and $663 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $1,223 and $1,201 for the six months ended July 3, 2010 and July 4, 2009.

A summary of stock option activity and weighted average exercise prices for the six months ended July 3, 2010 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of July 3, 2010
Outstanding at January 1, 2010	1,030,578	$20.58
Granted	231,901	24.31
Forfeited	(27,385)	18.00
Exercised	(20,973)	17.32

Outstanding at July 3, 2010	1,214,121	$21.33	5.1	$1,943

Options exercisable at July 3, 2010	829,281	$21.20	4.7	$1,370

The weighted-average grant-date fair value of the stock options granted during the six months ended July 3, 2010 and July 4, 2009 was $9.30 and $5.08 per option, respectively. The total intrinsic value of stock options exercised during the three months ended July 3, 2010 and July 4, 2009 was $0.0 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended July 3, 2010 and July 4, 2009 was $0.1 million and $0.0 million, respectively. The fair value of stock options vested during the three months ended July 3, 2010 and July 4, 2009 was $0.0 million and $0.1 million, respectively. The total fair value of stock options vested during the six months ended July 3, 2010 and July 4, 2009 was $1.7 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended July 3, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	63,495	$18.61
Granted	24,186	26.62
Forfeited	(2,542)	21.55
Vested	(44,826)	18.49

Non-vested at July 3, 2010	40,313	$23.53

As of July 3, 2010, there was $3.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash paid for interest	$30	$6
Cash paid for income taxes	$2,585	$1,965
Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	$—	$162

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at July 3, 2010 include U.S. Treasury Bills totaling $65.0 million that mature through December 16, 2010. The interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at July 3, 2010 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of July 3, 2010	As of December 31, 2009
Accounts receivable	$43,754	$46,103
Allowance for doubtful accounts	(3,406)	(3,159)

Total	$40,348	$42,944

NOTE K – INVENTORIES

Inventories consist of the following:

	As of July 3, 2010	As of December 31, 2009
Raw materials	$11,525	$9,382
Finished goods	3,544	3,561
Sales demonstration inventory	14,711	16,111
Reserve for excess and obsolete	(2,596)	(2,472)

Inventory	$27,184	$26,582

Service inventory	$12,192	$12,079

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,148,233	$0.11	16,069,312	$(0.13)	16,136,447	$0.24	16,408,259	$(0.53)
Effect of dilutive securities	172,363	—	—	—	153,516	—	—	—

Diluted EPS	16,320,596	$0.11	16,069,312	$(0.13)	16,289,963	$0.24	16,408,259	$(0.53)

The effect of 235,227 and 1,159,988 securities were not included for the three months ended July 3, 2010 and July 4, 2009, respectively, and 644,474 and 1,159,988 shares were not included for the six months ended July 3, 2010 and July 4, 2009, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of July 3, 2010	As of December 31, 2009
Accrued compensation and benefits	$4,687	$3,605
Accrued warranties	1,649	1,253
Professional and legal fees	1,220	894
Other accrued liabilities	3,304	2,421

	$10,860	$8,173

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.4 million and $12.2 million at July 3, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.0 million and $10.6 million at July 3, 2010 and December 31, 2009, respectively. The Company’s effective tax rate increased to 30.0% for the six months ended July 3, 2010 from a benefit of 19.9% for the six months ended July 4, 2009. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2010 and 2009 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, in the six month period ended July 3, 2010, and $0.2 million, or $0.01 per share, in the six month period ended July 4, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, during the six month period ended July 3, 2010, and $0.5 million, or $0.03 per share, in the six month period ended July 4, 2009.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Americas Region
Net sales to external customers	$16,397	$12,266	$32,675	$24,793
Operating income (loss)	34	(4,131)	(233)	(9,562)
Long-lived assets	22,317	22,279	22,317	22,279
Capital expenditures	549	1,134	640	2,180
Total assets	129,319	133,028	129,319	133,028

Europe/Africa Region
Net sales to external customers	$18,080	$15,083	$34,193	$27,438
Operating income (loss)	1,977	(536)	3,386	(3,420)
Long-lived assets	15,612	18,013	15,612	18,013
Capital expenditures	378	46	680	339
Total assets	71,036	67,652	71,036	67,652

Asia Pacific Region
Net sales to external customers	$11,228	$7,167	$21,106	$13,733
Operating income	2,510	1,095	4,748	1,776
Long-lived assets	1,783	2,021	1,783	2,021
Capital expenditures	137	19	305	444
Total assets	39,385	26,853	39,385	26,853

Totals
Net sales to external customers	$45,705	$34,516	$87,974	$65,964
Operating income (loss)	4,521	(3,572)	7,901	(11,206)
Long-lived assets	39,712	42,313	39,712	42,313
Capital expenditures	1,064	1,199	1,625	2,963
Total assets	239,740	227,533	239,740	227,533

NOTE Q – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

NET INCOME (LOSS)	$1,837	$(2,104)	$3,901	$(8,689)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	(1,287)	1,781	(4,461)	(873)

COMPREHENSIVE INCOME (LOSS)	$550	$(323)	$(560)	$(9,562)

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

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of July 3, 2010, the Company does not have any long-term commitments for purchases.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. An evidentiary hearing on the issue of inequitable conduct commenced on July 19, 2010 and will continue for several hearing days scheduled over a period of several weeks. The next scheduled hearing days are August 12-13, 2010. In the event the hearing is not concluded by August 13, additional hearing days will then be scheduled based on the availability of the court and witnesses. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents in suit. No hearing date has been set. Fact discovery was previously scheduled to close on June 15, 2010 but has been extended. The deadline for summary judgment motions is expected to be set for August 27, 2010. No trial date has been set.

The Company believes that it does not infringe the asserted patents and/or that the patents are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE S – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25%—2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of July 3, 2010 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner Photon, the FARO Laser Tracker ION, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of July 3, 2010, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the six months ended July 3, 2010, 37.1% of the Company’s sales were in the Americas compared to 37.6% in the first six months of 2009, 38.9% were in the Europe/Africa region compared to 41.6% in the first six months of 2009, and 24.0% were in the Asia/Pacific region compared to 20.8% in the same prior year period. In the second quarter of 2010, new order bookings increased $8.5 million, or 24.0%, to $43.9 million from $35.4 million in the prior year period. New orders increased $2.7 million, or 22.1%, in the Americas in the three months ended July 3, 2010 to $14.9 million from $12.2 million in the prior year period. New orders increased $3.2 million, or 21.2%, to $18.3 million in Europe/Africa in the second quarter of 2010 from $15.1 million in the second quarter of 2009. In Asia/Pacific, new orders increased $2.6 million, or 32.1%, to $10.7 million from $8.1 million for the comparable period in 2009.

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Laser Scanner Photon product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements throughout 2010.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction and therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2009 or the six months ended July 3, 2010.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws, which the Company refers to as the FCPA Matter, and entered into settlement agreements and documents with the Securities and Exchange Commission, or SEC and the U.S. Department of Justice, or DOJ, in 2008 related to the FCPA Matter. The Company incurred expenses of $3.8 million in 2006, $3.1 million in 2007, and $0.3 million in 2008 relating to the FCPA Matter and paid $2.95 million in fines, penalties, and interest to the DOJ and SEC in 2008 related to the FCPA Matter.

Under the terms of the agreements with the SEC and the DOJ, the Company has a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the monitor. The Company is cooperating with the monitor as the monitor implements a work plan to assess the Company’s compliance with the requirements for the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended July 3, 2010 Compared to the Three Months Ended July 4, 2009

Sales increased by $11.1 million, or 32.4%, to $45.7 million in the three months ended July 3, 2010 from $34.6 million for the three months ended July 4, 2009. This increase resulted primarily due to an increase in worldwide demand for products in all regions related to the recovery in the global economy. Product sales increased by $10.0 million, or 36.8%, to $37.2 million for the three months ended July 3, 2010 from $27.2 million for the second quarter of 2009. Service revenue increased by $1.1 million, or 16.1%, to $8.5 million for the three months ended July 3, 2010 from $7.4 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased by $4.1 million, or 33.7%, to $16.4 million for the three months ended July 3, 2010 from $12.3 million in the three months ended July 4, 2009. Product sales in the Americas region increased by $3.2 million, or 34.8%, to $12.4 million for the three months ended July 3, 2010 from $9.2 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.9 million, or 30.2%, to $4.0 million for the three months ended July 3, 2010 from $3.1 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased by $3.0 million, or 19.9%, to $18.1 million for the three months ended July 3, 2010 from $15.1 million in the three months ended July 4, 2009. Product sales in the Europe/Africa region increased by $2.8 million, or 23.3%, to $14.9 million for the three months ended July 3, 2010 from $12.1 million in the second quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.2 million, or 5.9%, to $3.2 million for the three months ended July 3, 2010 from $3.0 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $4.0 million, or 56.7%, to $11.2 million for the three months ended July 3, 2010 from $7.2 million in the three months ended July 4, 2009. Product sales in the Asia/Pacific region increased by $3.9 million, or 67.7%, to $9.8 million for the three months ended July 3, 2010 from $5.9 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.1 million, or 6.6%, to $1.4 million for the three months ended July 3, 2010 from $1.3 million in the same period during the prior year.

Gross profit increased by $7.7 million, or 39.9%, to $27.1 million for the three months ended July 3, 2010 from $19.4 million for the three months ended July 4, 2009. Gross margin increased to 59.3% for the three months ended July 3, 2010 from 56.1% for the three months ended July 4, 2009. The increase in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from an increase in higher-margin product sales. Gross margin from product sales increased to 66.1% in the three months ended July 3, 2010 from 62.3% for the three months ended July 4, 2009, primarily as a result of a change in the sales mix resulting from an increase in sales of product lines with higher gross margins. Gross margin from service revenues decreased to 29.4% in the three months ended July 3, 2010 from 33.1% for the three months ended July 4, 2009 primarily due to an increase in warranty reserves related to an increase in unit sales.

Selling expenses decreased by $0.1 million, or 0.8%, to $12.0 million for the three months ended July 3, 2010 from $12.1 million for three months ended July 4, 2009. This decrease was primarily due to a decrease in travel related costs of $0.4 million, offset by an increase in compensation and commissions expense of $0.2 million.

Worldwide sales and marketing headcount decreased by 72, or 19.4%, to 299 at July 3, 2010 from 371 at July 4, 2009. Regionally, the Company’s sales and marketing headcount decreased by 45, or 36.0%, to 80 from 125 for the Americas; decreased by 15, or 11.8%, in Europe/Africa to 112 from 127; and decreased by 12, or 10.1%, in Asia/Pacific, to 107 from 119.

As a percentage of sales, selling expenses decreased to 26.3% of sales in the three months ended July 3, 2010 from 35.1% in the three months ended July 4, 2009. Regionally, selling expenses were 22.3% of sales in the Americas for the quarter, compared to 34.9% of sales in the second quarter of 2009; 29.7% of sales for Europe/Africa for the quarter compared to 37.0% of sales from the same period in the prior year; and 26.7% of sales for the quarter compared to 31.5% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.1 million, or 1.7%, to $6.0 million for the three months ended July 3, 2010 from $6.1 million for the three months ended July 4, 2009, primarily due to a decrease in compensation costs of $0.4 million related to the reduction-in-force in the prior year and a decrease in training and recruiting costs of $0.1 million, offset by an increase in incentive compensation accruals of $0.2 million and legal fees related to patent litigation of $0.2 million.

Depreciation and amortization expenses increased by $0.1 million to $1.5 million for the three months ended July 3, 2010 from $1.4 million for the three months ended July 4, 2009.

Research and development expenses decreased to $3.0 million for the three months ended July 3, 2010 from $3.3 million for the three months ended July 4, 2009, primarily as a result of a decrease in compensation expense of $0.1 million, a decrease in subcontractors’ expenses of $0.1 million and a decrease in materials expense of $0.1 million. Research and development expenses as a percentage of sales decreased to 6.6% for the three months ended July 3, 2010 from 9.5% for the three months ended July 4, 2009.

Other expense (income), net increased by $2.7 million to $1.9 million of expense for the three months ended July 3, 2010, from income of $0.8 million for the three months ended July 4, 2009, primarily as a result of an increase in foreign currency transaction losses related to the effects of the decline in the Euro on the value of the intercompany account balances with the Company’s European subsidiaries.

Income tax expense increased by $1.5 million to $0.9 million for the three months ended July 3, 2010 from a benefit of $0.6 million for the three months ended July 4, 2009. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.4 million and $12.2 million at July 3, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.0 million and $10.6 million at July 3, 2010 and December 31, 2009, respectively. The Company’s effective tax rate increased to an expense of 32.1% for the three months ended July 3, 2010 from a benefit of 22.2% in the prior year period, primarily as a result of an increase in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $3.9 million to $1.8 million for the three months ended July 3, 2010 from a net loss of $2.1 million for the three months ended July 4, 2009 as a result of the factors described above.

Six Months Ended July 3, 2010 Compared to the Six Months Ended July 4, 2009

Total sales increased by $22.0 million, or 33.4%, to $88.0 million in the six months ended July 3, 2010 from $66.0 million for the six months ended July 4, 2009. This increase is attributable primarily to an increase in worldwide demand for products in all regions as a result of the recovery in the global economy. Product sales increased by $19.7 million, or 38.4%, to $71.2 million for the six months ended July 3, 2010 from $51.4 million for the six months ended July 4, 2009. Service revenue increased by $2.3 million, or 15.6%, to $16.8 million for the six months ended July 3, 2010 from $14.6 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased by $7.8 million or 31.8%, to $32.7 million for the six months ended July 3, 2010 from $24.9 million in the six months ended July 3, 2009. Product sales in the Americas region increased by $6.3 million, or 33.7%, to $25.0 million for the six months ended July 3, 2010 from $18.7 million in the prior year period. Service revenue in the Americas region increased by $1.5 million, or 26.2%, to $7.7 million for the six months ended July 3, 2010 from $6.2 million in the same period during the prior year, due primarily to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased by $6.8 million, or 24.6%, to $34.2 million for the six months ended July 3, 2010 from $27.4 million in the six months ended July 4, 2009. Product sales in the Europe/Africa region increased by $6.5 million, or 30.6%, to $27.9 million for the six months ended July 3, 2010 from $21.4 million in the prior year period. Service revenue in the Europe/Africa region increased by $0.3 million, or 3.3%, to $6.3 million for the six months ended July 3, 2010 from $6.0 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $7.4 million, or 53.7%, to $21.1 million for the six months ended July 3, 2010 from $13.7 million in the six months ended July 4, 2009. Product sales in the Asia/Pacific region increased by $6.9 million, or 60.8%, to $18.2 million for the six months ended July 3, 2010 from $11.3 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.5 million, or 20.2%, to $2.9 million for the six months ended July 3, 2010 from $2.4 million in the same period during the prior year, due primarily to an increase in Customer Service revenue.

Gross profit increased by $16.9 million, or 47.3%, to $52.5 million for the six months ended July 3, 2010 from $35.6 million for the six months ended July 4, 2009. Gross margin increased to 59.7% for the six months ended July 3, 2010 from 54.0% for the six months ended July 4, 2009. The increase in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from an increase in higher-margin product sales. Gross margin from product sales increased to 66.4% in the six months ended July 3, 2010 from 62.3% for the six months ended July 4, 2009 primarily due to a change in the product sales mix resulting from an increase in sales of products with higher gross margins. Gross margin from service revenue increased to 31.0% in the six months ended July 3, 2010 from 24.7% for the six months ended July 4, 2009.

Selling expenses decreased by $1.7 million, or 6.8%, to $23.3 million for the six months ended July 3, 2010 from $25.0 million for six months ended July 4, 2009, primarily due to a decrease in commission and compensation expense of $0.5 million, a decrease in travel related expenses of $0.7 million, a decrease in marketing and advertising expenses of $0.2 million, and a decrease in recruiting and training expenses of $0.3 million.

Worldwide sales and marketing headcount decreased by 72, or 19.4%, to 299 at July 3, 2010 from 371 at July 4, 2009. Regionally, the Company’s sales and marketing headcount decreased by 45, or 36.0%, to 80 from 125 for the Americas; decreased by 15, or 11.8%, in Europe/Africa to 112 from 127; and decreased by 12, or 10.1%, in Asia/Pacific, to 107 from 119.

As a percentage of sales, selling expenses decreased to 26.4% of sales in the six months ended July 3, 2010 from 37.8% in the six months ended July 4, 2009. Regionally, selling expenses were 22.2% of sales in the Americas for the six months ended July 3, 2010 compared to 35.8% of sales in the prior year period; 29.5% of sales for Europe/Africa for the six months ended July 3, 2010 compared to 40.6% of sales from the same period in the prior year; and 28.0% of sales for the six months ended July 3, 2010 compared to 36.0% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.1 million, or 1.3%, to $12.3 million for the six months ended July 3, 2010 from $12.4 million for the six months ended July 4, 2009, mostly due to decreases in compensation expenses of $1.2 million related to reductions-in-force in the prior year and training and recruiting costs of $0.2 million, offset by an increase in incentive compensation accruals of $0.5 million and in legal fees of $0.8 million primarily related to patent litigation.

Depreciation and amortization expenses increased by $0.4 million to $3.1 million for the six months ended July 3, 2010 from $2.7 million for the six months ended July 3, 2009, primarily due to an increase in property and equipment.

Research and development expenses decreased to $6.0 million for the six months ended July 3, 2010 from $6.8 million for the six months ended July 4, 2009, primarily as a result of a decrease in compensation expenses of $0.2 million, a decrease in material costs of $0.1 million, and a decrease in subcontractor’s expense of $0.3 million. Research and development expenses as a percentage of sales decreased to 6.8% for the six months ended July 3, 2010 from 10.3% for the six months ended July 4, 2009.

Interest income decreased by $0.2 million to $0.0 million for the six months ended July 3, 2010 from $0.2 million for the six months ended July 4, 2009, due to a decrease in interest rates related to cash and short term investments.

Other expense (income), net increased by $2.5 million to expense of $2.3 million for the six months ended July 3, 2010 from income of $0.2 million for the six months ended July 4, 2009, primarily as a result of foreign currency transaction losses related to the effects of the decline in the Euro on the value of the intercompany account balances with the Company’s European subsidiaries.

Income tax expense increased by $3.9 million to $1.7 million for the six months ended July 3, 2010 from a benefit of $2.2 million for the six months ended July 4, 2009. This change was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.4 million and $12.2 million at July 3, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.0 million and $10.6 million at July 3, 2010 and December 31, 2009, respectively. The Company’s effective tax rate was 30.0% for the six months ended July 3, 2010. The Company’s effective tax benefit rate was 19.9% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $12.6 million to $3.9 million for the six months ended July 3, 2010 from a net loss of $8.7 million for the six months ended July 4, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6.8 million to $41.9 million at July 3, 2010, from $35.1 million at December 31, 2009. The increase was primarily attributable to increase in net income and non-cash expenses of $9.2 million, the effect of exchange rate changes on cash of $2.3 million, and proceeds from stock option exercises of $0.3 million, offset by a decrease in working capital of $3.4 million and $1.6 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25%—2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of July 3, 2010 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2012. The Company has not drawn on this line of credit.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture products in Switzerland, where it received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, for the six months ended July 3, 2010, and $0.2 million, or $0.01 per share, for the six months ended July 4, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, for the six months ended July 3, 2010, and $0.5 million, or $0.03 per share, for the six months ended July 4, 2009

The Company is subject to certain terms and conditions, including employment, spending, and capital investment, in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.9% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of July 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”. The Company has also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. An evidentiary hearing on the issue of inequitable conduct commenced on July 19, 2010 and will continue for several hearing days scheduled over a period of several weeks. The next scheduled hearing days are August 12-13, 2010. In the event the hearing is not concluded by August 13, additional hearing days will then be scheduled based on the availability of the court and witnesses. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents in suit. No hearing date has been set. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company has filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for a hearing date on the motion. Fact discovery was previously scheduled to close on June 15, 2010 but has been extended due to a dispute over certain expert depositions which has been brought before the court but has not yet been resolved. The deadline for summary judgment motions is expected to be set for August 27, 2010. No trial date has been set.

The Company believes that it does not infringe the asserted patents and/or that the patents are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. The Company made no stock repurchases during the six months ended July 3, 2010 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

3.3	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Amendment to the FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 9, 2010 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 5, 2010	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer)