Form 10-Q
period 2010-10-02
FARO TECHNOLOGIES INC
filed 2010-11-04
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November [    ], 2010, there were 16,161,858 shares of the registrant’s common stock outstanding.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended October 2, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	October 2, 2010 Unaudited	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$44,625	$35,078
Short-term investments	64,985	64,986
Accounts receivable, net	43,218	42,944
Inventories, net	28,395	26,582
Deferred income taxes, net	5,520	4,473
Prepaid expenses and other current assets	9,414	6,016

Total current assets	196,157	180,079

Property and Equipment:
Machinery and equipment	23,930	19,867
Furniture and fixtures	5,308	5,225
Leasehold improvements	9,430	9,434

Property and equipment at cost	38,668	34,526
Less: accumulated depreciation and amortization	(24,086)	(20,788)

Property and equipment, net	14,582	13,738

Goodwill	19,371	19,934
Intangible assets, net	7,224	7,985
Service inventory	13,369	12,079
Deferred income taxes, net	1,444	1,895

Total Assets	$252,147	$235,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,083	$8,985
Accrued liabilities	13,292	8,173
Income taxes payable	—	229
Current portion of unearned service revenues	12,627	12,226
Customer deposits	2,652	2,173
Current portion of obligations under capital leases	23	80

Total current liabilities	36,677	31,866
Unearned service revenues - less current portion	6,286	5,910
Deferred tax liability, net	2,953	1,143
Obligations under capital leases - less current portion	215	193

Total Liabilities	46,131	39,112

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,842,093 and 16,795,289 issued; 16,161,858 and 16,115,054 outstanding, respectively	17	17
Additional paid-in capital	154,585	152,380
Retained earnings	53,144	46,915
Accumulated other comprehensive income	7,345	6,361
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	206,016	196,598

Total Liabilities and Shareholders’ Equity	$252,147	$235,710

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

SALES
Product	$36,725	$27,876	$107,875	$79,292
Service	8,561	7,837	25,385	22,385

Total Sales	45,286	35,713	133,260	101,677

COST OF SALES
Product	12,901	11,261	36,796	30,647
Service	6,002	4,850	17,602	15,805

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	18,903	16,111	54,398	46,452

GROSS PROFIT	26,383	19,602	78,862	55,225

OPERATING EXPENSES:
Selling	11,707	11,482	34,969	36,434
General and administrative	7,201	6,158	19,476	18,591
Depreciation and amortization	1,779	1,410	4,834	4,090
Research and development	2,850	2,802	8,836	9,566

Total operating expenses	23,537	21,852	68,115	68,681

INCOME (LOSS) FROM OPERATIONS	2,846	(2,250)	10,747	(13,456)

OTHER (INCOME) EXPENSE
Interest income	(38)	(31)	(83)	(225)
Other (income) expense, net	(544)	(183)	1,800	(359)
Interest expense	2	3	31	9

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	3,426	(2,039)	8,999	(12,881)

INCOME TAX EXPENSE (BENEFIT)	1,098	(766)	2,770	(2,919)

NET INCOME (LOSS)	$2,328	$(1,273)	$6,229	$(9,962)

NET INCOME (LOSS) PER SHARE - BASIC	$0.14	$(0.08)	$0.39	$(0.62)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.14	$(0.08)	$0.38	$(0.62)

Weighted average shares - Basic	16,160,378	16,093,759	16,144,366	16,131,680

Weighted average shares - Diluted	16,270,741	16,093,759	16,292,938	16,131,680

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	Oct 2, 2010	Oct 3, 2009
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$6,229	$(9,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,834	4,090
Compensation for stock options and restricted stock units	1,799	1,827
Provision for bad debts	1,638	961
Deferred income tax expense	1,210	1,919
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,548)	14,040
Inventories, net	(5,141)	6,202
Prepaid expenses and other current assets	(3,455)	(4,234)
Income tax benefit from exercise of stock options	(27)	(2)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,197	(11,220)
Income taxes payable	(318)	(1,965)
Customer deposits	444	186
Unearned service revenues	923	(1,490)

Net cash provided by (used in) operating activities	9,785	352

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,533)	(2,919)
Payments for intangible assets	(574)	(504)
Purchases of short-term investments	—	(64,979)
Proceeds from sales of short-term investments	—	81,965

Net cash (used in) provided by investing activities	(3,107)	13,563

FINANCING ACTIVITIES:
Proceeds from notes payable	2,490	—
Payments on notes payable	(2,490)	—
Payments on capital leases	(60)	(55)
Income tax benefit from exercise of stock options	27	2
Purchases of treasury stock	—	(8,829)
Proceeds from issuance of stock, net	380	45

Net cash provided by (used in) financing activities	347	(8,837)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,522	(1,171)

INCREASE IN CASH AND CASH EQUIVALENTS	9,547	3,907

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,078	23,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,625	$27,401

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 2, 2010 and October 3, 2009

(Unaudited)

(in thousands, except share and per share data or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively, the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker, and the FARO Laser Scanner, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing, and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended October 2, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE D – RECLASSIFICATIONS

From time to time, the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified within Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The adoption of ASC 810 as of January 1, 2010 did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required by ASU 2009-13 to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company plans to implement this new standard on January 1, 2011 and does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact for the portion effective at year end.

In July 2010, the FASB issued guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its consolidated financial statements.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, typically the vesting period. The vesting period for the share-based compensation awarded by the Company is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants and the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended October 2, 2010 and October 3, 2009:

	For the Nine Months Ended
	October 2, 2010	October 3, 2009
Risk-free interest rate	1.85% and 2.14%	1.38% and 1.44%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	43.5% and 46.5%	48.3%
Weighted-average expected volatility	46.5%	48.3%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $596 and $626 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $1,819 and $1,827 for the nine months ended October 2, 2010 and October 3, 2009, respectively.

A summary of stock option activity and weighted average exercise prices for the nine months ended October 2, 2010 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of October 2, 2010
Outstanding at January 1, 2010	1,030,578	$20.58
Granted	231,901	24.31
Forfeited	(62,516)	20.11
Exercised	(23,474)	16.13

Outstanding at October 2, 2010	1,176,489	$21.31	4.9	$3,591

Options exercisable at October 2, 2010	798,382	$21.17	4.5	$2,503

The weighted-average grant-date fair value of the stock options granted during the nine months ended October 2, 2010 and October 3, 2009 was $9.30 and $5.08 per option, respectively. The total intrinsic value of stock options exercised during the three months ended October 2, 2010 and October 3, 2009 was $0.0 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the nine months ended October 2, 2010 and October 3, 2009 was $0.2 million and $0.0 million, respectively. The total fair value of stock options vested during the three months ended October 2, 2010 and October 3, 2009 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the nine months ended October 2, 2010 and October 3, 2009 was $1.7 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended October 2, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	63,495	$18.61
Granted	24,186	26.62
Forfeited	(2,542)	21.55
Vested	(46,903)	18.91

Non-vested at October 2, 2010	38,236	$23.93

As of October 2, 2010, there was $2.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.8 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash paid for interest	$29	$9

Cash paid for income taxes	$2,749	$2,090

Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	$—	$317

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have original maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at October 2, 2010 include U.S. Treasury Bills totaling $65.0 million that mature through March 17, 2011. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at October 2, 2010 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Oct 2, 2010	As of December 31, 2009
Accounts receivable	$47,477	$46,103
Allowance for doubtful accounts	(4,259)	(3,159)

Total	$43,218	$42,944

NOTE K – INVENTORIES

Inventories consist of the following:

	As of October 2, 2010	As of December 31, 2009
Raw materials	$11,706	$9,382
Finished goods	4,402	3,561
Sales demonstration inventory	14,957	16,111
Reserve for excess and obsolete	(2,670)	(2,472)

Inventory	$28,395	$26,582

Service inventory	$13,369	$12,079

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,160,378	$0.14	16,093,759	$(0.08)	16,144,366	$0.39	16,131,680	$(0.62)

Effect of dilutive securities	110,363	—	—	—	148,572	(0.01)	—	—

Diluted EPS	16,270,741	$0.14	16,093,759	$(0.08)	16,292,938	$0.38	16,131,680	$(0.62)

The effect of 732,991 and 1,074,269 shares were not included for the three months ended October 2, 2010 and October 3, 2009, respectively, and 683,034 and 1,074,269 shares were not included for the nine months ended October 2, 2010 and October 3, 2009, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of October 2, 2010	As of December 31, 2009
Accrued compensation and benefits	$5,581	$3,605
Accrued warranties	1,644	1,253
Professional and legal fees	1,694	894
Other accrued liabilities	4,373	2,421

	$13,292	$8,173

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.9 million and $12.2 million at October 2, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.4 million and $10.6 million at October 2, 2010 and December 31, 2009, respectively. The Company’s effective tax rate was 30.8% for the nine months ended October 2, 2010, compared with an effective tax benefit rate of 22.7% for the nine months ended October 3, 2009. The Company’s tax rate continues to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2010 and 2009 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, in the nine month period ended October 2, 2010, and $0.3 million, or $0.02 per share, in the nine month period ended October 3, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006, with an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company satisfied these terms and conditions. The aggregate dollar effect of this favorable tax rate was approximately $0.6 million, or $0.04 per share, during the nine month period ended October 2, 2010, and $0.8 million, or $0.04 per share, in the nine month period ended October 3, 2009.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based on geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur R&D expenses in its Asia Pacific region.

The Company develops, manufactures, markets, supports and sells Computer-Aided Design (“CAD”)-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of the Company’s consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Americas Region
Net sales to external customers	$17,400	$13,713	$50,075	$38,506
Operating income (loss)	(842)	(2,718)	(1,075)	(12,280)
Long-lived assets	21,804	21,925	21,804	21,925
Capital expenditures	332	312	972	2,492
Total assets	135,309	135,774	135,309	135,774

Europe/Africa Region
Net sales to external customers	$16,610	$14,594	$50,803	$42,032
Operating income (loss)	896	(82)	4,282	(3,502)
Long-lived assets	17,246	18,521	17,246	18,521
Capital expenditures	523	105	1,203	444
Total assets	78,278	66,873	78,278	66,873

Asia Pacific Region
Net sales to external customers	$11,276	$7,406	$32,382	$21,139
Operating income	2,792	550	7,540	2,326
Long-lived assets	2,127	1,981	2,127	1,981
Capital expenditures	272	45	577	489
Total assets	38,560	27,495	38,560	27,495

Totals
Net sales to external customers	$45,286	$35,713	$133,260	$101,677
Operating income (loss)	2,846	(2,250)	10,747	(13,456)
Long-lived assets	41,177	42,427	41,177	42,427
Capital expenditures	1,127	462	2,752	3,425
Total assets	252,147	230,142	252,147	230,142

NOTE Q – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

NET INCOME (LOSS)	$2,328	$(1,273)	$6,229	$(9,962)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	5,445	2,247	984	1,374

COMPREHENSIVE INCOME (LOSS)	$7,773	$974	$7,213	$(8,588)

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

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of October 2, 2010, the Company does not have any long-term commitments for purchases.

Patent Matters — As previously reported, on July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

The Company responded to the complaint with counterclaims alleging that the patents-in-suit, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. The Company also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. An evidentiary hearing on the issue of inequitable conduct commenced on July 19, 2010, continued on August 12 through 13, 2010, resumed on October 20, 2010 and concluded on October 22, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents–in-suit. No hearing date has been set. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company has filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for the hearing date on the motion. On August 31, 2010, Nikon filed a motion for summary judgment against

FARO’s counterclaims for antitrust violations and unfair trade practices. FARO filed its opposition on October 12, 2010. No hearing date has been set for the motion. No further motions for summary judgment are expected to be filed. No trial date for issues other than inequitable conduct has been set.

The Company believes that it does not infringe the patents-in-suit and/or that the patents-in-suit are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict, and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings, other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE S – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth, measured at the end of each of the Company’s fiscal quarters. As of October 2, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

Forward Looking Statements

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, or discussions of our strategy or other intentions, identify forward-looking statements. Other written or oral statements that constitute forward-looking statements also may be made by the Company from time to time. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Scanner LS, the FARO Laser Tracker, the FARO Laser Scanner and their companion CAM2 software, provide for Computer Aided Design (“CAD”)-based inspection and/or factory-level statistical process control and high-density surveying. These products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of October 2, 2010, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker, and the FARO Laser Scanner 3-D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the nine months ended October 2, 2010, 37.6% of the Company’s sales were in the Americas compared to 37.9% in the first nine months of 2009, 38.1% were in the Europe/Africa region compared to 41.3% in the first nine months of 2009, and 24.3% were in the Asia/Pacific region compared to 20.8% in the same prior year period. In the third quarter of 2010, new order bookings increased $11.0 million, or 30.7%, to $46.8 million from $35.8 million in the prior year period. New orders increased $4.8 million, or 34.3%, in the Americas to $18.8 million from $14.0 million in the prior year period. New orders increased $1.8 million, or 12.2%, to $16.6 million in Europe/Africa from $14.8 million in the third quarter of 2009. In Asia/Pacific, new orders increased $4.4 million, or 62.9%, to $11.4 million from $7.0 million in the third quarter of 2009.

The Company manufactures its FaroArm, FARO Gage, and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Laser Scanner products in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2010.

The Company’s effective tax rate was 30.8% for the nine months ended October 2, 2010 compared with an effective tax benefit rate of 22.7% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products. The Company has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant in Switzerland. In addition, in 2006, the Company received approval from the Singapore Economic Development Board for a favorable multi-year income tax holiday for its Singapore headquarters and manufacturing operations, subject to certain terms and conditions including employment, spending and capital investment.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction, and therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Exposure, below). However, it does not regularly use such instruments, and none were utilized in 2009 or the nine months ended October 2, 2010.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws (the “FCPA Matter”), and entered into settlement agreements and documents with the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), in 2008 related to the FCPA Matter.

Under the terms of the agreements with the SEC and the DOJ, the Company has a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. The Company is cooperating with the monitor as the monitor implements a work plan to assess the Company’s compliance with the requirements for the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended October 2, 2010 Compared to the Three Months Ended October 3, 2009

Total sales increased by $9.6 million, or 26.8%, to $45.3 million in the three months ended October 2, 2010 from $35.7 million for the three months ended October 3, 2009. This increase resulted from an increase in worldwide demand for products related, in part, to the recovery in the global economy. Product sales increased by $8.8 million, or 31.7%, to $36.7 million for the three months ended October 2, 2010 from $27.9 million in the third quarter of the prior year. Service revenue increased by $0.8 million, or 9.2%, to $8.6 million for the three months ended October 2, 2010 from $7.8 million in the same period during the prior year, primarily due to an increase in customer service activity.

Sales in the Americas region increased $3.7 million, or 26.9%, to $17.4 million for the three months ended October 2, 2010 from $13.7 million in the three months ended October 3, 2009. Product sales in the Americas region increased by $2.9 million, or 28.7%, to $13.4 million for the three months ended October 2, 2010 from $10.5 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.8 million, or 21.2%, to $4.0 million for the three months ended October 2, 2010 from $3.2 million in the same period during the prior year.

Sales in the Europe/Africa region increased $2.0 million, or 13.8%, to $16.6 million for the three months ended October 2, 2010 from $14.6 million in the three months ended October 3, 2009. Product sales in the Europe/Africa region increased by $2.1 million, or 17.5%, to $13.7 million for the three months ended October 2, 2010 from $11.6 million in the third quarter of the prior year. Service revenue in the Europe/Africa region decreased by $0.1 million, or 0.6%, to $2.9 million for the three months ended October 2, 2010 from $3.0 million in the same period during the prior year.

Sales in the Asia/Pacific region increased $3.9 million, or 52.2%, to $11.3 million for the three months ended October 2, 2010 from $7.4 million in the three months ended October 3, 2009. Product sales in the Asia/Pacific region increased by $3.8 million, or 66.0%, to $9.6 million for the three months ended October 2, 2010 from $5.8 million in the third quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.1 million, or 2.9%, to $1.7 million for the three months ended October 2, 2010 from $1.6 million in the same period during the prior year.

Gross profit increased by $6.8 million, or 34.6%, to $26.4 million for the three months ended October 2, 2010 from $19.6 million for the three months ended October 3, 2009. Gross margin increased to 58.3% for the three months ended October 2, 2010 from 54.9% for the three months ended October 3, 2009, primarily due to a change in the sales mix between product sales and service revenue resulting from an increase in higher margin product sales. Gross margin from product sales increased to 64.9% in the three months ended October 2, 2010 from 59.6% for the three months ended October 3, 2009, primarily due to an increase in the product sales mix of higher margin product lines. Gross margin from service revenues decreased to 29.9% in the three months ended October 2, 2010 from 38.1% for the three months ended October 3, 2009, primarily due to an increase in customer service costs.

Selling expenses increased by $0.2 million, or 2.0%, to $11.7 million for the three months ended October 2, 2010 from $11.5 million for three months ended October 3, 2009. This increase was primarily due to an increase in commissions of $0.8 million and marketing and advertising expenses of $0.5 million, offset by a decrease in salaries of $0.8 million related to lower headcount and a decrease in travel-related costs of $0.2 million.

Worldwide sales and marketing headcount decreased by 22, or 6.8%, to 302 at October 2, 2010 from 324 at October 3, 2009. Regionally, the Company’s sales and marketing headcount decreased for the Americas by 10, or 10.9%, from 92 at October 3, 2009 to 82 at October 2, 2010; decreased in Europe/Africa by 6, or 5.1%, to 111 at October 2, 2010 from 117 at October 3, 2009; and decreased in Asia/Pacific by 6, or 5.2%, to 109 at October 2, 2010 from 115 at October 3, 2009.

As a percentage of sales, selling expenses decreased to 25.9% of sales in the three months ended October 2, 2010 from 32.2% of sales in the three months ended October 3, 2009. Regionally, selling expenses were 21.6% of sales in the Americas for the quarter, compared to 29.0% of sales in the third quarter of 2009; 29.1% of sales for Europe/Africa in the third quarter of 2010 compared to 33.5% of sales from the same period in the prior year; and 27.7% of sales for Asia/Pacific in the three months ended October 2, 2010 compared to 35.3% of sales from the same period in the prior year.

General and administrative expenses increased by $1.0 million, or 16.9%, to $7.2 million for the three months ended October 2, 2010 from $6.2 million for the three months ended October 3, 2009, primarily due to an increase in legal and professional fees of $0.8 million related to the cost of the FCPA monitor in connection with the DOJ and SEC settlement and legal fees related to patent litigation of $0.4 million, offset by a decrease in compensation expense of $0.2 million due to reduced headcount.

Depreciation and amortization expenses increased by $0.4 million to $1.8 million for the three months ended October 2, 2010 from $1.4 million for the three months ended October 3, 2009, primarily due to an increase in property and equipment.

Research and development expenses remained flat at $2.8 million for the three months ended October 2, 2010 and the three months ended October 3, 2009. Research and development expenses as a percentage of sales decreased to 6.3% for the three months ended October 2, 2010 from 7.8% for the three months ended October 3, 2009.

Other (income) expense, net increased by $0.3 million to income of $0.5 million for the three months ended October 2, 2010 from income of $0.2 million for the three months ended October 3, 2009, primarily as a result of foreign currency transaction gains.

Income tax expense (benefit) increased by $1.9 million to $1.1 million for the three months ended October 2, 2010 from a benefit of $0.8 million for the three months ended October 3, 2009, primarily due to an increase in pre-tax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.9 million and $12.2 million at October 2, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.4 million and $10.6 million at October 2, 2010 and December 31, 2009, respectively. The Company’s effective tax rate was 32.0% for the three months ended October 2, 2010, while the Company’s effective tax benefit rate was 37.6% in the prior year period, primarily due to an increase in taxable income. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $3.6 million to $2.3 million for the three months ended October 2, 2010 from a net loss of $1.3 million for the three months ended October 3, 2009, as a result of the factors described above.

Nine Months Ended October 2, 2010 Compared to the Nine Months Ended October 3, 2009

Total sales increased by $31.6 million, or 31.1%, to $133.3 million in the nine months ended October 2, 2010 from $101.7 million for the nine months ended October 3, 2009. This increase resulted from an increase in worldwide demand for products in all regions. Product sales increased by $28.6 million, or 36.0%, to $107.9 million for the nine months ended October 2, 2010 from $79.3 million for the nine months ended October 3, 2009. Service revenue increased by $3.0 million, or 13.4%, to $25.4 million for the nine months ended October 2, 2010 from $22.4 million in the same period during the prior year, primarily due to an increase in customer service activity.

Sales in the Americas region increased $11.5 million, or 30.0%, to $50.1 million for the nine months ended October 2, 2010 from $38.6 million in the nine months ended October 3, 2009. Product sales in the Americas region increased by $9.3 million, or 31.9%, to $38.5 million for the nine months ended October 2, 2010 from $29.2 million for the same period in the prior year. Service revenue in the Americas region increased by $2.2 million, or 24.4%, to $11.6 million for the nine months ended October 2, 2010 from $9.4 million in the same period during the prior year, due primarily to an increase in customer service revenue.

Sales in the Europe/Africa region increased $8.8 million, or 20.9%, to $50.8 million for the nine months ended October 2, 2010 from $42.0 million in the nine months ended October 3, 2009. Product sales in the Europe/Africa region increased by $8.6 million, or 26.0%, to $41.6 million for the nine months ended October 2, 2010 from $33.0 million for the same period of the prior year. Service revenue in the Europe/Africa region increased by $0.2 million, or 2.1%, to $9.2 million for the nine months ended October 2, 2010 from $9.0 million in the same period during the prior year, primarily due to an increase in customer service revenue.

Sales in the Asia/Pacific region increased $11.3 million, or 53.2%, to $32.4 million for the nine months ended October 2, 2010 from $21.1 million in the nine months ended October 3, 2009. Product sales in the Asia/Pacific region increased by $10.7 million, or 62.6%, to $27.8 million for the nine months ended October 2, 2010 from $17.1 million in the same period of the prior year. Service revenue in the Asia/Pacific region increased by $0.6 million, or 13.3%, to $4.6 million for the nine months ended October 2, 2010 from $4.0 million in the same period during the prior year, due primarily to an increase in customer service revenue.

Gross profit increased by $23.7 million, or 42.8%, to $78.9 million for the nine months ended October 2, 2010 from $55.2 million for the nine months ended October 3, 2009. Gross margin increased to 59.2% for the nine months ended October 2, 2010 from 54.3% for the nine months ended October 3, 2009. The increase in gross margin is primarily due to a change in the sales mix between product sales and service revenue resulting from an increase in higher margin product sales. Gross margin from product sales increased to 65.9% in the nine months ended October 2, 2010 from 61.3% for the nine months ended October 3, 2009, primarily due to an increase in the product sales of higher margin product lines. Gross margin from service revenue increased to 30.7% in the nine months ended October 2, 2010 from 29.4% for the nine months ended October 3, 2009, primarily due to a decrease in customer service costs.

Selling expenses decreased by $1.4 million, or 4.0%, to $35.0 million for the nine months ended October 2, 2010 from $36.4 million for nine months ended October 3, 2009, primarily due to a decrease in salaries of $3.0 million as a result of lower headcount and a decrease in travel-related expenses of $0.9 million, offset by an increase in commissions of $2.3 million.

Worldwide sales and marketing headcount decreased by 22, or 6.8%, to 302 at October 2, 2010 from 324 at October 3, 2009. Regionally, the Company’s sales and marketing headcount decreased by 10, or 10.9%, to 82 at October 2, 2010 from 92 for the Americas; decreased by 6 or 5.1%, to 111 at October 2, 2010 from 117 in Europe/Africa; and decreased by 6, or 5.2%, in Asia/Pacific to 109 at October 2, 2010 from 115 at October 3, 2009.

As a percentage of sales, selling expenses decreased to 26.2% of sales in the nine months ended October 2, 2010 from 35.8% in the nine months ended October 3, 2009. Regionally, selling expenses were 22.0% of sales in the Americas for the nine months ended October 2, 2010, compared to 33.4% of sales in the prior year period; 29.4% of sales for Europe/Africa compared to 38.1% of sales from the same period in the prior year; and 27.9% of sales compared to 35.8% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.9 million, or 4.8%, to $19.5 million for the nine months ended October 2, 2010 from $18.6 million for the nine months ended October 3, 2009, primarily due to an increase in legal and professional fees of $0.8 million related to the costs of the FCPA monitor in connection with the DOJ and the SEC settlement and $0.8 million related to patent litigation costs, offset by decreases in compensation expenses of $0.9 million due to lower headcount.

Depreciation and amortization expenses increased by $0.7 million to $4.8 million for the nine months ended October 2, 2010 from $4.1 million for the nine months ended October 3, 2009, primarily due to an increase in property and equipment.

Research and development expenses decreased to $8.8 million for the nine months ended October 2, 2010 from $9.6 million for the nine months ended October 3, 2009, primarily as a result of a decrease in subcontractors’ expense of $0.4 million and material costs of $0.2 million. Research and development expenses as a percentage of sales decreased to 6.6% for the nine months ended October 2, 2010 from 9.4% for the nine months ended October 3, 2009.

Interest income decreased by $0.1 million to $0.1 million for the nine months ended October 2, 2010 from $0.2 million for the nine months ended October 3, 2009, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net increased by $2.2 million to an expense of $1.8 million for the nine months ended October 2, 2010 from income of $0.4 million for the nine months ended October 3, 2009, primarily as a result of foreign currency transaction losses.

Income tax expense (benefit) increased by $5.7 million to $2.8 million for the nine months ended October 2, 2010 from a benefit of $2.9 million for the nine months ended October 3, 2009. This change was primarily due to an increase in pre-tax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $13.9 million and $12.2 million at October 2, 2010 and December 31, 2009, respectively. The related valuation allowance was $12.4 million and $10.6 million at October 2, 2010 and December 31, 2009, respectively. The Company’s effective tax rate was 30.8% for the nine months ended October 2, 2010, while the Company’s effective tax benefit rate was 22.7% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $16.2 million to $6.2 million for the nine months ended October 2, 2010 from a net loss of $10.0 million for the nine months ended October 3, 2009, as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $9.5 million to $44.6 million at October 3, 2010 from $35.1 million at December 31, 2009. The increase was primarily attributable to an increase in net income and non-cash expenses of $15.7 million, the effect of exchange rate changes on cash of $2.5 million, and proceeds from stock option exercises of $0.4 million, offset by a decrease in working capital of $5.9 million and $3.1 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of October 2, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in its calculations in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

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

The Reserve for Excess and Obsolete Inventory

Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Inventory is considered excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage will be reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

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

The Company operates in a number of different countries around the world and considers the statutory rates within each jurisdiction to determine the overall effective tax rate. In 2003, the Company began to manufacture its products in Switzerland, where it has received a favorable income tax rate commitment from the Swiss government as an incentive to establish a manufacturing plant there. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, for the nine months ended October 2, 2010 and $0.3 million, or $0.02 per share, for the nine months ended October 3, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore, where it received approval for a four year tax holiday from the Singapore Economic Development Board as an incentive to establish a manufacturing plant and regional headquarters. The aggregate dollar effect of this favorable tax rate was approximately $0.6 million, or $0.04 per share, for the nine months ended October 2, 2010, and $0.8 million, or $0.04 per share, for the nine months ended October 3, 2009.

The Company is subject to certain terms and conditions, including employment, spending and capital investment, in each of these countries in order to receive these favorable tax rates or be subject to the statutory rates. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

The Reserve For Warranties

The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of the equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the Company’s consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that may increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit, as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.4% of its revenues are invoiced, and a significant portion of its operating expenses are paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of October 2, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Matters — As previously reported, on July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

The Company responded to the complaint with counterclaims alleging that the patents-in-suit, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. The Company also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. An evidentiary hearing on the issue of inequitable conduct commenced on July 19, 2010, continued on August 12 through 13, 2010, resumed on October 20, 2010 and concluded on October 22, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents–in-suit. No hearing date has been set. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company has filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for the hearing date on the motion. On August 31, 2010, Nikon filed a motion for summary judgment against FARO’s counterclaims for antitrust violations and unfair trade practices. FARO filed its opposition on October 12, 2010. No hearing date has been set for the motion. No further motions for summary judgment are expected to be filed. No trial date for issues other than inequitable conduct has been set.

The Company believes that it does not infringe the patents-in-suit and/or that the patents-in-suit are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company’s business, financial condition or results of operations. However, the outcome is difficult to predict, and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings, other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2009 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. All such purchases were open market transactions. The Company made no stock repurchases during the nine months ended October 2, 2010 under this program.

Item 6.	Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to the Current Report on Form 8-K dated September 15, 2010 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 4, 2010	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)