Form 10-K
period 2010-12-31
FARO TECHNOLOGIES INC
filed 2011-02-25
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as Specified in Its Charter)

Florida	59-3157093
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

250 Technology Park, Lake Mary, FL	32746
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (407) 333-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	NASDAQ Global Select Market

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

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $386 million (based on the last sale on such date on the NASDAQ Global Select Market).

As of February 21, 2011, there were outstanding 16,215,971 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Some of the statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers access to liquidity and capital;

•	the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

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

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

as well as other risks and uncertainties discussed in Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker ION™, the FARO Focus3D, the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2010, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Boeing, Bombadier, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Northrup Grumman, Siemens and Volkswagen, among many others.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

Industry Background

The Company believes four principal forces drive the need for its products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9000 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

CAD improves the manufacturing process. The creation of physical products involves the processes of design, engineering, production and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability and shortening the time between design changes. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. While manufacturers previously designed their products to remain in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be linked to the CAD design to enable production to keep up with the rate of design change.

Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System Requirements of the automotive industry developed by Chrysler, Ford, General Motors and major truck manufacturers. Companies registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma is a set of quality standards that embodies the principles of total quality management focused on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may never have been measured before, in part because of the lack of suitable measurement equipment.

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

Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMMs require that the object being measured be brought to the CMM and fit within the CMMs measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measuring tools, or expensive customized test fixtures, to measure large or unconventionally shaped objects. In addition, some parts or assemblies are not easily accessible and cannot be measured using traditional devices.

The market demands three-dimensional data. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

Escalating global competition has created a demand for higher quality products with shorter life cycles. Customers require more rapid design, greater control of the manufacturing process, tools to compare components to their CAD specifications, the ability to precisely measure components that cannot be measured or inspected by conventional devices, and the ability to capture and analyze large volumes of three-dimensional data. Moreover, they increasingly require measurement capabilities to be integrated into manufacturing processes and to be available on the factory floor. These changing demands have driven the demand for FARO’s products and services.

FARO Products

The FaroArm. The FaroArm is a combination of a portable, six or seven-axis, instrumented articulated measurement arm, a computer, and CAM2 software programs, which are described below under “CAM2 Software”.

•

Articulated Arm—The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

•

Computer—The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measurement arm, computer and installed software are sold as a system. The Company purchases the computers sold with its products from various suppliers.

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

The FARO Gage. Sold as a combination of an articulated arm device with a computer and software, the FARO Gage is a smaller, higher-accuracy version of the FaroArm. The FARO Gage is also distinguished from the FaroArm by the special mounting features and software unique to the FARO Gage. The FARO Gage is targeted at machine tools and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. As such, the CAM2 FARO Gage software developed for this device, described below, features basic 2-D and 3-D measurements common to these applications.

The FARO Laser Tracker ION. The FARO Laser Tracker ION combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

•

Laser Tracker—The FARO Laser Tracker ION utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker ION advances already-proven tracker technology. Among its many enhanced features is AgileADM™, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Computer—The FARO Laser Tracker ION includes a notebook or desktop style computer, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

The FARO Focus3D. The FARO Focus3D utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as a factory. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of three-dimensional data. The FARO Focus3D simplifies modeling, reduces project time and maintains or increases the accuracy of the image. The resulting data is used with major CAD systems or FARO’s own proprietary CAM2 software.

The FARO 3D Imager AMP. The FARO 3D Imager AMP is a high-performance non-contact 3D Imager, capable of collecting millions of points to generate infinitely-focused fringe patterns. The FARO 3D Imager AMP creates a highly-accurate point cloud of objects in the AMP’s field of view. This technology is used in quality control to improve product quality and reduce scrap, as well as for reverse engineering and rapid manufacturing.

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software used with the Company’s measurement devices. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

•

CAM2 Q allows the FARO Laser ScanArm to automatically recognize geometric features for non-contact inspection. In addition, customers can measure with multiple FaroArms and FARO Laser Tracker IONs simultaneously to achieve geometry calculations accurate to one half-micron. CAM2 Q also contains a new fully customizable user interface, allowing users to create and organize a work environment that best meets the user’s needs.

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

•	FARO Focus3D Software. The Company has a number of programs available for use with its Focus3D product, as follows:

•	FARO Scout is a software tool for displaying 3-D measurements and navigation in huge pointclouds.

•	FARO Scene displays, analyzes, administers and edits 3-D measurements in pointclouds, including registration of multiple pointclouds.

•

FARO Cloud for AutoCAD supports the visualization and analysis of millions of 3-D points in the well known AutoCAD software environment and makes possible as-built documentation of industrial structures, historic buildings and many more applications.

•	FARO Works is a web-based tool for the administration of complex projects and navigation from floor plan to scan with links to measurements.

To support its product lines, the Company also offers extended warranties and comprehensive support, training and technology consulting services to its customers.

Customers

As of December 2010, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler AG, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of approximately 5.4% of the Company’s total revenues in 2010. No customer represented more than 1.3% of the Company’s sales in 2010.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2010, the Company employed 81, 111, and 108 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company sells most of its products through direct sales representation in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. The Company also sells its products through distributors, although this has historically represented a small percentage of total sales. Note 17 to the Company’s “Notes to Consolidated Financial Statements” included in Part II. Item 8 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations and export sales.

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

At December 31, 2010, the Company employed 87 scientists and technicians in its research and development efforts. Research and development expenses were approximately $12.7 million in 2010, compared to $12.6 million in 2009 and 2008.

Intellectual Property

The Company holds or has pending 133 patents in the United States and related patents worldwide which generally expire on a rolling basis between 2011 and 2029. The Company also has 23 registered or pending trademarks in the United States and worldwide which generally expire on a rolling basis between 2011 and 2021.

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

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, which could have a material adverse effect upon the Company’s business, operating results and financial condition

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager and FARO Laser Tracker ION products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2011.

Manufacturing consists primarily of assembling and integrating components and subassemblies purchased from suppliers, into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. The Company performs limited in-house circuit board assembly and component part machining. Typically, the Company enters into purchase commitments for manufacturing components to cover production requirements for 60 to 90 days.

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

This has been done in concert with the ISO9001:2008 Quality Management System Certification, and is expected to increase the quality of the Company’s processes, products and services worldwide. Additionally, the Company takes a global approach to ISO17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with similar scopes of accreditation and capabilities for the products generated and serviced.

Currently the Company’s manufacturing sites in Lake Mary, Florida, Kennett Square, Pennsylvania, Stuttgart, Germany, Schaffhausen, Switzerland and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, the Company’s service sites in the United States, Germany, India, Japan, China, Singapore and Brazil have joint certification and accreditation to these key standards.

Competition

The Company’s portable measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, the Company competes with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon, and with Steinbichler Optotechink GmbH and GOM mbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain and extend the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors, including some manufacturers of fixed-based CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than the Company possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow the Company to successfully compete as the industry evolves. As the market for the Company’s portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws which makes illegal any payments to government officials or government employees that are intended to induce their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions that are more highly prone to risk under these anti-corruption laws.

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

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, although the Company expects to have all products in compliance in 2011. However, if the Company is unable to do so, and the RoHS exemption is removed, it would be unable to sell its products in European Union countries and China as well as several possible states in the United States, which would have a material adverse effect on its sales and results of operations.

Backlog

At December 31, 2010, the Company had orders representing approximately $23.0 million in sales outstanding. The majority of these specific orders were shipped by February 12, 2011, and, as of February 11, 2011, the Company had orders representing approximately $26.1 million in sales outstanding. At December 31, 2009 and 2008, the Company had orders representing approximately $17.6 million and $11.4 million in sales outstanding, respectively.

The Company’s increase in backlog at December 31, 2010 is primarily related to the increase in orders at the end of the fourth quarter of 2010. The Company believes that substantially all of the outstanding sales orders as of February 12, 2011 will be shipped during 2011.

Employees

At December 31, 2010, the Company had 781 full-time employees, consisting of 300 sales and marketing professionals, 127 production staff, 87 research and development staff, 104 administrative staff, and 163 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

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

Available Information

The Company makes available, free of charge on its Internet website at http://www.faro.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on the Company’s website at www.faro.com under the heading “Investor”. The information on the Company’s website is not a part of this Annual Report on Form 10-K.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. You may also access this information at the SEC’s website at http://www.sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

The statements under this heading describe the most significant risks to the Company’s business identified by management and should be considered carefully in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

The following is a discussion of risks and uncertainties that the Company believes could, individually or in the aggregate, cause its actual results to differ materially from expected and past results. However, predicting or identifying all such risks and uncertainties is not possible. As a result, the following factors should not be considered to be a complete discussion of the Company’s risks and uncertainties.

Competitors may develop products that make the Company’s products obsolete or less competitive.

The CAM2 market is characterized by rapid technological change. Competitors may develop new or improved products, processes or technologies that may make the Company’s products obsolete or less competitive.

As a result, the Company’s success depends, in part, on its ability to maintain its technological advantage by developing new products and applications and enhancing its existing products, which can be complex and time-consuming and require substantial investment by the Company. Significant delays in new product releases or difficulties in developing new products could adversely affect the Company’s business, revenues and results of operations. The Company can provide no assurance that it will be able to adapt to evolving markets and technologies or maintain its technological advantage.

The Company’s financial performance is dependent on the conditions of the automotive, aerospace, and heavy equipment industries, which have recently experienced and may again experience significant disruptions in the current economic environment.

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

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2010, approximately 59% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. However, most of the Company’s customers have a decentralized buying process for measurement devices, and the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its financial condition and target financial results.

The Company’s ability to protect its patents and proprietary rights in the United States and foreign countries could adversely affect its revenues.

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

Claims from others that the Company infringes their intellectual property rights may adversely affect its business and financial condition.

From time to time, the Company receives notices from others claiming it infringes their intellectual property rights. Responding to these claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, require it to stop selling or to redesign affected products, or require it to pay damages. In addition, from time to time, the Company is involved in intellectual property lawsuits. On July 11, 2008, Nikon Metrology, Inc. (formerly Metris USA, Inc.) filed a complaint for patent infringement against the Company concerning two U.S. patents. The Company believes that it does not infringe the asserted patents and that the patents are invalid. Although it is not possible to predict with certainty the outcome of every claim and lawsuit, the Company believes that the complaint by Nikon will not have a material impact on the Company’s results. However, the Company could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the Company’s financial condition. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel.

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

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include, but are not limited to, the following:

•	adverse changes in the manufacturing industry and general economic conditions,

•	the effectiveness of sales promotions and sales of demonstration equipment;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•

investments in technologies and new products and product enhancements, including costs associated with new product introductions and the timing and market acceptance of new products and product enhancements;

•	quality issues with the Company’s products;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	expansion of the Company’s manufacturing capability and other inflationary pressures;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against the Company.

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

The CAM2 market is emerging and the potential size and growth rate of this market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand as quickly as the Company anticipates, it may not be able to grow its sales, which may affect its financial results.

The Company markets six closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Focus3D, FARO Laser Tracker ION, FARO Gage and FARO 3D Imager AMP) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software, and it plans to continue its business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon, and with Steinbichler Optotechink GmbH and GOM mbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality, and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of its competitors, including some manufacturers of fixed-base CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow it to successfully compete as the industry evolves. As the market for its portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates. The Company’s results of operations could be adversely affected by pricing strategies pursued by competitors or technological or product developments by competitors.

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

The Company derives more than half of its revenues from international operations. The Company’s international operations are subject to various risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	compliance with export and import regulations and trade restrictions;

•	governmental restrictions on the transfer of funds to the Company from its operations outside the United States; and

•	burdens of complying with a wide variety of foreign laws and labor practices.

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

Approximately 62% of the Company’s sales are denominated in currencies other than the U.S. dollar. As a result, the Company’s results of operations are affected by fluctuations in exchange rates, which can cause significant fluctuations in the Company’s quarterly and annual results of operations. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

Any failure to comply with the Company’s settlement of the Foreign Corrupt Practices Act Matter or anti-corruption laws could subject the Company to fines and penalties.

The Company has entered into settlement agreements and documents with the SEC and the Department of Justice, or DOJ, concerning certain payments made by the Company’s China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws, which we refer to as the FCPA Matter, pursuant to which the Company has, among other things, continuing obligations with the SEC and the DOJ with respect to compliance with the FCPA and other laws, full cooperation with the government, and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. Any failure to comply with any such continuing obligations could result in the SEC and the DOJ seeking to impose penalties against the Company in the future. In addition, many countries in which the Company operates have increased regulation regarding anti-corruption practices generally. Compliance with such regulations could be costly and could adversely impact the Company’s results of operations or delay entry into new markets.

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

The Company may face difficulties managing the effects of its growth.

If its business grows rapidly in the future, the Company expects it to result in:

•	increased complexity;

•	increased responsibility for existing and new management personnel; and

•	incremental strain on its operations and financial and management systems.

If the Company is not able to manage the effects of its future growth, its business, financial condition and operating results may be harmed.

The Company’s dependence on suppliers for materials could impair its ability to manufacture its products.

Outside vendors provide key components used by the Company in the manufacture of its products. Although the Company believes that alternative sources for these components are available, any supply interruption in a limited source component would harm its ability to manufacture its products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown to the Company, or incompatibility with its manufacturing processes could harm its ability to manufacture its products. The Company may not be able to find a sufficient alternative supplier in a reasonable period, or on commercially reasonable terms, if at all. If the Company fails to obtain a supplier for the manufacture of components of its potential products, it may experience delays or interruptions in its operations, which would adversely affect its business, results of operations and financial condition.

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

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in any region where the Company has a facility could result in physical damage to, and complete or partial closure of, one or more of the Company’s manufacturing facilities, which could adversely affect the Company’s business, operations and financial performance. Interruptions in the Company’s manufacturing operations or damage to its manufacturing facilities could reduce the Company’s revenues and increase its costs, and the extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although the Company maintains insurance coverage, it can offer no assure that its insurance coverage will be adequate to cover any losses or that it will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which the Company is insured, the Company’s business, results of operations and financial condition could be adversely affected.

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

The provisions described above could delay or make more difficult transactions involving a change in control of the Company or its management.

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

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production, service management personnel and manufacturing for the Company’s Asian operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,000 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 11,000 square feet for sales, marketing and service operations.

The Company believes that its current facilities will be adequate for its foreseeable needs and that it will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.

The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS.

Patent Matters—On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

The Company responded to the complaint with counterclaims alleging that the patents-in-suit, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Massachusetts Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. The Company also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010, and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. The Court has not yet issued a decision. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. No hearing date has been set. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for the hearing date on the motion. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010. No hearing date has been set for the motion. No further motions for summary judgment are expected to be filed. A mediation hearing was conducted on February 18, 2011 and the Company currently expects that the litigation will continue.

The Company believes that it does not infringe the patents-in-suit and/or that the patents-in-suit are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company; however, the outcome is difficult to predict, and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings, other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

The Company’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol “FARO”.

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market:

	2010		2009
	High	Low	High	Low
First Quarter	27.02	16.80	17.67	10.85
Second Quarter	29.40	17.60	18.24	13.00
Third Quarter	22.62	17.82	18.63	13.63
Fourth Quarter	33.52	21.63	22.13	14.68

As of February 23, 2011, the Company had 61 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company did not purchase any shares in the year ended December 31, 2010 under the repurchase program.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following line graph compares the cumulative five-year returns on the Company’s common stock with (1) the cumulative returns of the Dow Jones U.S. Total Market Index, (2) the Dow Jones U.S. Electronic Equipment Index, (3) the NASDAQ Composite Index and (4) the Scientific & Technical Instruments Index.

The Company previously used the two Dow Jones indices, but has changed to the NASDAQ Composite Index as the broad equity market index and the Scientific & Technical Instruments Index as the published industry index, because these indices represent companies more comparable to FARO.

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 30, 2005, the last trading day before the beginning of the Company’s fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01,2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31,2010

	Period Ending
Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
FARO Technologies, Inc.	$100.00	$120.20	$135.90	$84.30	$107.20	$164.20
NASDAQ Composite Index	$100.00	$110.26	$121.89	$73.10	$106.23	$125.37
Scientific & Technical Instruments	$100.00	$121.10	$155.58	$63.02	$98.36	$119.91
DJ U.S. Total Market	$100.00	$121.63	$122.98	$78.32	$93.19	$108.22
DJ U.S. Electronic Equip.	$100.00	$115.34	$135.34	$79.45	$114.25	$153.64

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical—Year ended December 31,
in thousands, except share and per-share data	2010	2009	2008	2007	2006
Consolidated Statement of Income Data:
Sales	$191,775	$147,703	$209,249	$191,617	$152,405
Gross profit	113,398	80,708	125,226	115,043	89,458
Income (loss) from operations	16,927	(10,989)	18,937	19,111	8,259
Income (loss) before income tax expense	14,215	(10,158)	18,360	23,036	9,776
Net income (loss)	11,068	(10,582)	13,952	18,093	8,196
Net income (loss) per common share:
Basic	$0.69	$(0.66)	$0.84	$1.17	$0.57
Diluted	$0.68	$(0.66)	$0.83	$1.15	$0.56
Weighted average shares outstanding:
Basic	16,153,831	16,125,449	16,632,608	15,443,259	14,397,050
Diluted	16,365,826	16,125,449	16,734,403	15,722,215	14,560,331

	Historical—as at December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Working capital	$162,814	$148,213	$163,230	$154,946	$73,692
Total assets	266,019	235,710	259,314	243,539	144,276
Total debt	216	273	368	240	205
Total shareholders’ equity	212,477	196,598	212,308	194,499	111,055

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included in Part II. Item 8 of this Annual Report on Form 10-K.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Tracker ION, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2 software systems provide for CAD-based inspection, and high-density surveying and other applications. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process.

The Company derives revenues primarily from the sale of its measurement equipment and their related multi-faceted CAM2 software programs. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world and maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, Turkey, China, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker ION products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region, and in its manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO FOCUS3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2011.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction, and therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2010, 2009 or 2008.

The Company was profitable in each quarter in the year ended December 31, 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the and FARO Focus3D and FARO 3D Imager AMP and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

On December 22, 2009, the Company filed a Registration Statement on Form S-3 with the SEC registering shares of common stock, preferred stock, and warrants to purchase common and preferred stock, either individually or in units, with a proposed maximum aggregate offering price of $145 million. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act or the FCPA and other applicable laws, which we refer to as the “FCPA Matter”, and entered into settlement agreements and documents with the SEC and the U.S. Department of Justice or the “DOJ”, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. As a result of delays in the SEC/DOJ approval of the monitor, the Company is currently still in the monitoring period, which otherwise would have already expired. The Company is cooperating with the monitor as the monitor implements a work plan to assess the Company’s compliance with the requirements of the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2010	2009	2008
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	40.9%	45.4%	40.2%

Gross margin	59.1%	54.6%	59.8%

Operating expenses:
Selling	26.4%	32.9%	30.1%
General and administrative	14.0%	16.9%	12.5%
Depreciation and amortization	3.3%	3.7%	2.2%
Research and development	6.6%	8.5%	6.0%

Total operating expenses	50.3%	62.0%	50.8%
Income (loss) from operations	8.8%	(7.4%)	9.0%
Interest income	(0.1%)	(0.2%)	(1.0%)
Other expense (income), net	1.5%	(0.4%)	1.0%
Interest expense	0.0%	0.1%	0.2%

Income (loss) before income tax expense	7.4%	(6.9%)	8.8%
Income tax expense	1.6%	0.3%	2.1%

Net Income (loss)	5.8%	(7.2%)	6.7%

2010 Compared to 2009

Sales. Total sales increased $44.1 million, or 29.9%, to $191.8 million in the year ended December 31, 2010 from $147.7 million for the year ended December 31, 2009. This increase resulted primarily from an increase in worldwide demand for products related, in part, to the recovery in the global economy. Product sales increased by $39.6 million, or 33.6%, to $157.3 million for the year ended December 31, 2010 from $117.7 million in the year ended December 31, 2009. Service revenue increased by $4.5 million, or 15%, to $34.5 million for the year ended December 31, 2010 from $30.0 million in the year ended December 31, 2009.

Sales in the Americas region increased $17.4 million, or 31.4%, to $72.4 million for the year ended December 31, 2010 from $55.0 million in the prior year period. Product sales in the Americas region increased by $14.7 million, or 34.5%, to $56.9 million for the year ended December 31, 2010 from $42.2 million in the prior year. Service revenue in the Americas region increased by $2.7 million, or 21.1%, to $15.5 million for the year ended December 31, 2010 from $12.8 million for the prior year, primarily due to an increase in customer service revenue.

Sales in the Europe/Africa region increased $11.7 million, or 18.7%, to $74.7 million for the year ended December 31, 2010 from $63.0 million in the year ended December 31, 2009. Product sales in the Europe/Africa region increased by $11.0 million, or 21.9%, to $61.9 million for the year ended December 31, 2010 from $50.9 million in the prior year. Service revenue in the Europe/Africa region increased by $0.7 million, or 5.6%, to $12.8 million for the year ended December 31, 2010 from $12.1 million in the prior year, primarily due to a increase in customer service revenue.

Sales in the Asia/Pacific region increased $15.0 million, or 50.5%, to $44.7 million for the year ended December 31, 2010 from $29.7 million in the year ended December 31, 2009. Product sales in the Asia/Pacific region increased by $13.9 million, or 56.5%, to $38.5 million for the year ended December 31, 2010 from $24.6 million in the prior year. Service revenue in the Asia/Pacific region increased by $1.1 million, or 20.8%, to $6.2 million for the year ended December 31, 2010 from $5.1 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit increased by $32.7 million, or 40.5%, to $113.4 million for the year ended December 31, 2010 from $80.7 million for the year ended December 31, 2009. Gross margin increased to 59.1% for the year ended December 31, 2010 from 54.6% for the year ended December 31, 2009, primarily due to a change in the sales mix between higher-margin product sales and lower-margin service revenue resulting from an increase in product sales. Gross margin from product sales increased to 65.3% in the year ended December 31, 2010 from 60.7% for the prior year, primarily due to an increase in the product sales mix of higher margin product lines. Gross margin from service revenues remained relatively flat at 30.9% in the year ended December 31, 2010 compared to 31.0% for the prior year. The Company expects the trend of changes in the sales mix to result in gross margins in the range of approximately 55% to 60% in 2011.

Selling Expenses. Selling expenses increased by $2.1 million, or 4.3%, to $50.7 million for the year ended December 31, 2010 from $48.6 million for the year ended December 31, 2009. This increase was primarily due to an increase in commissions expense of $4.7 million, an increase in product demonstration costs of $1.3 million, and an increase in performance-based bonuses of $0.4 million, offset by a decrease in compensation costs of $3.6 million due to reduced headcount, and a decrease in travel expenses of $0.7 million.

Worldwide sales and marketing headcount decreased by 6, or 2.0%, to 300 at December 31, 2010 from 306 at December 31, 2009. Regionally, the Company’s sales and marketing headcount decreased by 9, or 10.0%, to 81 at December 31, 2010 from 90 at December 31, 2009 for the Americas; decreased by 1, or 1.0%, to 111 at December 31, 2010 from 112 at December 31, 2009 in Europe/Africa; and increased by 4, or 4.0%, in Asia/Pacific to 108 at December 31, 2010 from 104 at December 31, 2009.

As a percentage of sales, selling expenses decreased to 26.4% of sales in the year ended December 31, 2010 from 32.9% in the year ended December 31, 2009. Regionally, selling expenses were 21.9% of sales in the Americas for the year ended December 31, 2010 compared to 30.7% of sales in the year ended December 31, 2009; 30.1% of sales for Europe/Africa for the year ended December 31, 2010 compared to 34.2% of sales in the prior year; and 27.5% of sales for Asia/Pacific for the year ended December 31, 2010 compared to 34.3% of sales in the prior year.

General and administrative expenses. General and administrative expenses increased by $1.9 million, or 7.3%, to $26.8 million for the year ended December 31, 2010 from $24.9 million for the year ended December 31, 2009. General and administrative expenses increased primarily due to the $1.1 million cost of the FCPA Monitor in connection with the DOJ and SEC settlement, an increase in legal and professional fees related to patent litigation of $0.8 million, and an increase in performance based bonuses of $1.1 million, offset by a decrease in compensation costs of $0.9 million due to reduced headcount. General and administrative expenses as a percentage of sales decreased to 14.0% for the year ended December 31, 2010 from 16.9% for the year ended December 31, 2009.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.8 million to $6.3 million for the year ended December 31, 2010 from $5.5 million for the year ended December 31, 2009 as a result of an increase in property, equipment and intangible assets.

Research and development expenses. Research and development expenses increased $0.1 million, or 0.6%, to $12.7 million for year ended December 31, 2010 from $12.6 million for the year ended December 31, 2009, primarily due to an increase in performance-based bonuses of $0.8 million, offset by decreases in materials of $0.1 million and subcontractor expenses of $0.6 million. Research and development expenses as a percentage of sales decreased to 6.6% for the year ended December 31, 2010 from 8.5% for the year ended December 31, 2009.

Interest income / expense. Interest income, net, decreased by $0.1 million to $0.1 million for the year ended December 31, 2010 from $0.2 million for the year ended December 31, 2009, due to a decrease in interest rates related to cash and short term investments.

Other (income) expense, net. Other (income) expense, net increased by $3.4 million to $2.8 million of expense for the year ended December 31, 2010, from income of $0.6 million for the year ended December 31, 2009, primarily as a result of an increase in foreign currency losses related to the effects of the decline in the Euro on the value of intercompany account balances denominated in different currencies with the Company’s European subsidiaries.

Income tax expense. Income tax expense increased by $2.7 million to $3.1 million for the year ended December 31, 2010 from $0.4 million for the year ended December 31, 2009, primarily due to an increase in pretax income. Income tax expense in the year ended December 31, 2009 included $2.6 million related to a settlement with the Internal Revenue Service in the fourth quarter of 2009 of an audit of the Company’s federal corporate income tax returns for the period 2005 to 2007 related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. Excluding the effects of the $2.6 million tax settlement, the Company’s effective tax benefit rate would have been 21.7% for 2009. The Company believes that calculating its effective tax rate without the impact of the IRS settlement is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s effective tax rate was 22.1% for the year ended December 31, 2010 compared to a tax benefit rate of 21.7%, excluding the effects of the $2.6 million tax settlement for the year ended December 31, 2009. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.1 million and $12.2 million at December 31, 2010 and 2009, respectively. The related valuation allowance was $11.1 million and $10.6 million at December 31, 2010 and 2009, respectively. The Company released a valuation allowance of approximately $1.2 million related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income increased by $21.7 million to $11.1 million for the year ended December 31, 2010 from a net loss of $10.6 million for the year ended December 31, 2009 as a result of the factors described above.

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

Gross profit decreased by $44.5 million, or 35.6%, to $80.7 million for the year ended December 31, 2009 from $125.2 million for the year ended December 31, 2008. Gross margin decreased to 54.6% for the year ended December 31, 2009 from 59.8% for the year ended December 31, 2008, primarily due to a change in the sales mix between higher-margin product sales and lower-margin service revenue resulting from a decrease in product sales. Gross margin from product sales decreased to 60.7% in the year ended December 31, 2009 from 66.1% for the prior year, primarily due to a change in the product sales mix resulting in a decrease in average unit selling prices. Gross margin from service revenues increased to 31.0% in the year ended December 31, 2009 from 22.5% for the prior year, primarily due to a decrease in customer service costs.

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

As a percentage of sales, selling expenses increased to 32.9% of sales in the year ended December 31, 2009 from 30.1% in the year ended December 31, 2008. Regionally, selling expenses were 30.7% of sales in the Americas for the year ended December 31, 2009 compared to 29.6% of sales in the year ended December 31, 2008; 34.2% of sales for Europe/Africa for the year ended December 31, 2009 compared to 30.5% of sales in the prior year; and 34.3% of sales for Asia/Pacific for the year ended December 31, 2009 compared to 30.2% of sales in the prior year.

General and administrative expenses. General and administrative expenses decreased by $1.2 million, or 4.5%, to $24.9 million for the year ended December 31, 2009, from $26.1 million for the year ended December 31, 2008. General and administrative expenses decreased primarily due to a decrease in compensation expense of $1.8 million, a decrease in travel-related costs of $0.9 million, and a reduction in recruiting and training costs of $0.7 million, offset by an increase in the allowance for doubtful accounts of $0.5 million and an increase of $2.0 million in legal and professional fees primarily related to patent litigation and the settlement of an IRS audit. General and administrative expenses as a percentage of sales increased to 16.9% for the year ended December 31, 2009 from 12.5% for the year ended December 31, 2008. As a result of the reductions-in-force implemented by the Company in 2009, the Company incurred $0.7 million in severance costs and expects to save $3.4 million in compensation costs on an annualized basis.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.0 million to $5.5 million for the year ended December 31, 2009 from $4.5 million for the year ended December 31, 2008 as a result of an increase in property, equipment and intangible assets.

Research and development expenses. Research and development expenses remained flat at $12.6 million for the years ended December 31, 2009 and 2008. Research and development expenses as a percentage of sales increased to 8.5% for the year ended December 31, 2009 from 6.0% for the year ended December 31, 2008. As a result of the reductions-in-force implemented by the Company in 2009, the Company incurred $0.1 million in severance costs and expects to save $1.8 million in compensation costs on an annualized basis.

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

Income tax expense. Income tax expense decreased by $4.0 million to $0.4 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008, primarily due to a decrease in pretax income. Income tax expense in the year ended December 31, 2009 included $2.6 million related to a settlement with the Internal Revenue Service in the fourth quarter of 2009 of an audit of the Company’s federal corporate income tax returns for the period 2005 to 2007 related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. Excluding the effects of the $2.6 million tax settlement, the Company’s effective tax benefit rate would have been 21.7% for 2009. The Company believes that calculating its effective tax rate without the impact of the IRS settlement is useful to management and investors to provide greater clarity and to facilitate internal and external comparisons to the Company’s historical tax rate. The Company’s effective tax rate was 24.0% for the year ended December 31, 2008. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $12.2 million and $10.2 million at December 31, 2009 and 2008, respectively. The related valuation allowance was $10.6 million and $8.7 million at December 31, 2009 and 2008, respectively. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $24.6 million to a net loss of $10.6 million for the year ended December 31, 2009 from net income of $14.0 million for the year ended December 31, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $15.6 million to $50.7 million at December 31, 2010 from $35.1 million at December 31, 2009. The increase was primarily attributable to an increase in net income and non-cash expenses of $21.5 million, the effect of exchange rate changes on cash of $4.2 million, and proceeds from stock option exercises of $1.4 million, offset by an increase in working capital of $6.5 million, and $5.0 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for a line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

In January 2010, the Company’s subsidiary in China opened a short term line of credit, expiring on July 6, 2010, with the Bank of China for approximately $2.5 million, which bore interest at 4.86%. The subsidiary drew approximately $2.5 million as a temporary loan until the process of approving an additional capital investment was approved by the Chinese government. The approval was received and the loan was repaid on April 19, 2010.

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

The Company believes that its working capital, anticipated cash flow from operations, cash and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Off Balance Sheet Items

None.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2010:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$216	$91	$125	$—	$—
Operating lease obligations	15,805	5,002	6,069	2,411	2,323
Purchase obligations	16,938	16,938	—	—	—

Total	$32,959	$22,031	$6,194	$2,411	$2,323

The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. The Company has a $0.3 million liability for unrecognized tax benefits that is excluded from the contractual obligations table due to the uncertainty of the period of settlement, if any, with the respective taxing authorities.

Inflation

The Company believes that inflation has not had a material impact on its results of operations in recent years and does not expect inflation to have a material impact on its operations in 2011.

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

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in the calculation in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating condition. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process substantially complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s historical technology for medical applications is recognized when the technology is used by the licensees.

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

Income Taxes

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates, unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

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

Reserve for Warranties

The Company establishes at the time of sale a liability for the one-year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of each reporting unit using discounted cash flows (“DCF”) for each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2010, 2009 and 2008.

Impact of Recently Issued Accounting Standards

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required by ASU 2009-13 to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company implemented this new standard on January 1, 2011 and does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact for the portion effective at 2010 year end.

In July 2010, the FASB issued guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but otherwise not have a significant effect on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 62.3% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 25, 2011

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$50,722	$35,078
Short-term investments	64,986	64,986
Accounts receivable, net	51,862	42,944
Inventories, net	28,242	26,582
Deferred income taxes, net	4,455	4,473
Prepaid expenses and other current assets	8,045	6,016

Total current assets	208,312	180,079

Property and Equipment:
Machinery and equipment	24,840	19,867
Furniture and fixtures	5,700	5,225
Leasehold improvements	9,682	9,434

Property and equipment at cost	40,222	34,526
Less: accumulated depreciation and amortization	(24,982)	(20,788)

Property and equipment, net	15,240	13,738

Goodwill	19,015	19,934
Intangible assets, net	7,204	7,985
Service inventory	13,726	12,079
Deferred income taxes, net	2,522	1,895

Total Assets	$266,019	$235,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,025	$8,985
Accrued liabilities	15,208	8,173
Income taxes payable	1,138	229
Current portion of unearned service revenues	13,357	12,226
Customer deposits	3,679	2,173
Current portion of obligations under capital leases	91	80

Total current liabilities	45,498	31,866
Unearned service revenues—less current portion	6,758	5,910
Deferred income taxes, net	1,161	1,143
Obligations under capital leases—less current portion	125	193

Total Liabilities	53,542	39,112

Commitments and contingencies—See Note 13
Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 16,894,374 and 16,795,289 issued; 16,214,139 and 16,115,054 outstanding, respectively	17	17
Additional paid-in capital	156,310	152,380
Retained earnings	57,983	46,915
Accumulated other comprehensive income	7,242	6,361
Common stock in treasury, at cost—680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	212,477	196,598

Total Liabilities and Shareholders’ Equity	$266,019	$235,710

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2010	2009	2008
SALES
Product	$157,331	$117,714	$179,209
Service	34,444	29,989	30,040

Total Sales	191,775	147,703	209,249

COST OF SALES
Product	54,571	46,293	60,736
Service	23,806	20,702	23,287

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	78,377	66,995	84,023

GROSS PROFIT	113,398	80,708	125,226

OPERATING EXPENSES:
Selling	50,679	48,598	63,015
General and administrative	26,776	24,956	26,144
Depreciation and amortization	6,326	5,530	4,505
Research and development	12,690	12,613	12,625

Total operating expenses	96,471	91,697	106,289

INCOME (LOSS) FROM OPERATIONS	16,927	(10,989)	18,937

OTHER (INCOME) EXPENSE
Interest income	(105)	(253)	(2,170)
Other expense (income), net	2,783	(592)	2,295
Interest expense	34	14	452

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	14,215	(10,158)	18,360
INCOME TAX EXPENSE	3,147	424	4,408

NET INCOME (LOSS)	$11,068	$(10,582)	$13,952

NET INCOME (LOSS) PER SHARE—BASIC	$0.69	$(0.66)	$0.84

NET INCOME (LOSS) PER SHARE—DILUTED	$0.68	$(0.66)	$0.83

Weighted average shares—Basic	16,153,831	16,125,449	16,632,608

Weighted average shares—Diluted	16,365,826	16,125,449	16,734,403

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Common Stock		Additonal Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total
(in thousands except share data)	Shares	Amounts
BALANCE DECEMBER 31, 2007	16,644,052	$17	$146,489	$43,545	$4,599	$(151)	$194,499

Net income				13,952			13,952
Currency translation adjustment					1,143		1,143

Comprehensive income							15,095

Stock Option Expense			1,793				1,793
Issuance of restricted stock	29,724		343				343
Stock issued for iQvolution milestone earn-outs	17,219		433				433
Stock options exercised	14,362		195				195
Tax benefit from employee stock option exercises			45				45
Stock Buy Back	(6,805)					(95)	(95)

BALANCE DECEMBER 31, 2008	16,698,552	17	149,298	57,497	5,742	(246)	212,308

Net loss				(10,582)			(10,582)
Currency translation adjustment					619		619

Comprehensive loss							(9,963)

Stock Option Expense			2,449				2,449
Issuance of restricted stock	42,487		—				—
Stock issued for iQvolution milestone earn-outs	30,692		546				546
Stock options exercised	7,750		83				83
Tax benefit from employee stock option exercises			4				4
Stock Buy Back	(624,427)					(8,829)	(8,829)

BALANCE DECEMBER 31, 2009	16,155,054	17	152,380	46,915	6,361	(9,075)	196,598

Net income				11,068			11,068
Currency translation adjustment					881		881

Comprehensive income							11,949

Stock Option Expense			2,392				2,392
Issuance of restricted stock	23,330						—
Stock options exercised	75,755		1,405				1,405
Tax benefit from employee stock option exercises			133				133

BALANCE DECEMBER 31, 2010	16,254,139	$17	$156,310	$57,983	$7,242	$(9,075)	$212,477

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2010	2009	2008
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$11,068	$(10,582)	$13,952
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,326	5,530	4,505
Compensation for stock options and restricted stock units	2,392	2,449	2,237
Provision for bad debts	2,408	1,852	1,092
Deferred income tax (benefit) expense	(693)	1,986	(1,972)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(13,018)	5,769	2,993
Inventories, net	(6,273)	8,301	(6,429)
Prepaid expenses and other current assets	(2,172)	1,964	(1,187)
Income tax benefit from exercise of stock options	(133)	(4)	(45)
Increase (decrease) in:
Accounts payable and accrued liabilities	10,435	(7,891)	(5,317)
Income taxes payable	829	(1,749)	(355)
Customer deposits	1,474	1,736	82
Unearned service revenues	2,338	(396)	3,710

Net cash provided by operating activities	14,981	8,965	13,266

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,047)	(3,387)	(9,705)
Payments for intangible assets	(979)	(670)	(3,766)
Purchases of short-term investments	—	(64,986)	(81,965)
Proceeds from sales of short-term investments	—	81,965	77,375

Net cash (used in) provided by investing activities	(5,026)	12,922	(18,061)

FINANCING ACTIVITIES:
Proceeds from notes payable	2,490	—	—
Payments on notes payable	(2,490)	—	—
Payments on capital leases	(84)	(88)	(11)
Income tax benefit from exercise of stock options	133	4	45
Purchases of treasury stock	—	(8,829)	(95)
Proceeds from issuance of stock, net	1,405	83	92

Net cash provided by (used in) financing activities	1,454	(8,830)	31

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,235	(1,473)	2,460

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,644	11,584	(2,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,078	23,494	25,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,722	$35,078	$23,494

The accompanying notes are an integral part of these consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP all laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $34,763 and $23,181 as of December 31, 2010 and 2009, respectively.

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

Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the term of the lease, not to exceed 7 years.

Depreciation expense was $4,842, $4,143 and $3,485 in 2010, 2009 and 2008, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

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

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of each reporting units using discounted cash flows for each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2010, 2009 and 2008.

Other acquired intangibles principally include patents, existing product technology and customer relationships that arose in connection with the Company’s acquisition of iQvolution AG and Dimensional Photonics International. Other acquired intangibles are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 15 years.

Patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents.

Long-Lived Assets—Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there was no impairment of these assets for the years ended December 31, 2010, 2009 and 2008.

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

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence for recoverability, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over a two-year period.

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

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 15. Earnings Per Share.

Concentration of Credit Risk—Financial instruments that expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation, or ASC 810. ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The adoption of ASC 810 as of January 1, 2010 did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update, or ASU No. 2009-13, Multiple-Delivery Revenue Arrangements, or ASU 2009-13. ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required by ASU 2009-13 to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company implemented this new standard on January 1, 2011 and does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements or ASU 2010-6, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact for the portion effective at 2010 year end.

In July 2010, the FASB issued guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but otherwise not have a significant effect on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 will be effective beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect ASU 2009-13 to have a material impact on the Company’s consolidated financial statements.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2010	2009	2008
Cash paid for interest	$32	$7	$452
Cash paid for income taxes	2,870	2,431	6,846
Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	—	546	433

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is as follows:

	Years ended December 31,
	2010	2009	2008
Balance, beginning of year	$3,159	$1,727	$739
Provision	2,408	1,852	1,092
Amounts written off, net of recoveries	(867)	(420)	(104)

Balance, end of year	$4,700	$3,159	$1,727

4.	SHORT- TERM INVESTMENTS

Short-term investments of $65.0 million at December 31, 2010 and 2009 are comprised of U.S. Treasury Bills that mature through June 17, 2011. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at December 31, 2010 and 2009 approximated cost.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2010	As of December 31, 2009
Raw materials	$12,743	$9,382
Finished goods	3,441	3,561
Sales demonstration inventory	14,662	16,111
Reserve for excess and obsolete	(2,604)	(2,472)

Inventory	$28,242	$26,582

Service inventory	$13,726	$12,079

6.	GOODWILL

The Company’s goodwill at December 31, 2010 and 2009 is related to its acquisition of three previous businesses. The Company evaluates each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2010: the Americas Region, the Europe/Asia Region, and the Asia Pacific Region, as shown in the table below. As of December 31, 2010 and 2009, the Company did not have any goodwill that was identified as impaired. The changes in goodwill of $0.9 million in 2010 and $1.0 million in 2009 are to adjustments for changes in foreign exchange rates related to an acquisition made in 2005.

December 31, 2010	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	12,940	—	(919)	12,021
Asia Pacific Region	—	—	—	—

Total	$19,934	$—	$(919)	$19,015

December 31, 2009	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	11,957	546	437	12,940
Asia Pacific Region	—	—	—	—

Total	$18,951	$546	$437	$19,934

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2010	2009
Amortizable intangible assets:
Product technology	$10,501	$11,617
Patents	6,523	5,641
Other	7,539	7,937

Total	24,563	25,195
Accumulated amortization	(17,359)	(17,210)

Intangible assets—net	$7,204	$7,985

Amortization expense was $1,484, $1,387 and $1,021 in 2010, 2009 and 2008, respectively. The estimated amortization expense for each of the years 2011 through 2015 and thereafter is as follows:

Years ending December 31,	Amount
2011	$1,306
2012	1,164
2013	996
2014	930
2015	930
Thereafter	1,658

$6,984

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2010	2009
Accrued compensation and benefits	$8,303	$3,605
Accrued warranties	1,857	1,253
Professional and legal fees	1,000	894
Other accrued liabilities	4,048	2,421

	$15,208	$8,173

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2010	2009	2008
Beginning Balance	$1,253	$2,381	$1,980
Provision for warranty expense	2,589	1,731	3,212
Warranty expired	(1,985)	(2,859)	(2,811)

Ending Balance	$1,857	$1,253	$2,381

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

In January 2010, the Company’s subsidiary in China opened a short term line of credit, expiring on July 6, 2010, with the Bank of China for approximately $2.5 million, which bore interest at 4.86%. The subsidiary drew approximately $2.5 million as a temporary loan until the process of approving an additional capital investment was approved by the Chinese government. The approval was received and the loan was repaid on April 19, 2010.

10.	CAPITAL LEASES

Assets under capital leases were $381 and $366 at December 31, 2010 and 2009, respectively. Accumulated depreciation on assets under capital leases was $202 and $134 at December 31, 2010 and 2009, respectively.

11.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2010	2009	2008
Foreign exchange transaction losses (gains)	$2,814	$(571)	$2,345
Other	(31)	(21)	(50)

Total other expense (income), net	$2,783	$(592)	$2,295

12.	INCOME TAXES

During fiscal 2010, the Company decreased its unrecognized tax benefit by $0.4 million. The decrease was due to tax developments primarily related to U.S. operations, which impacted the Company’s valuation of uncertain tax positions. As of December 31, 2010, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at January 1,	$645	$349	$510
Additions based on tax positions related to the current year	—	31	48
Additions for tax positions of prior years		265	—
Reductions for tax positions of prior years	(380)	—	(209)
Settlements	—	—	—

Balance at December 31,	$265	$645	$349

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2010:

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2005-2010	N/A
United States - various states	2005-2010	N/A
Germany	2004-2010	2004-2007
Switzerland	2005-2010	N/A
Singapore	2006-2010	N/A

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

The United States Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 to 2007 income tax returns in late 2007. This examination resulted in an assessment of approximately $2.6 million related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. This assessment was paid in January 2010 and included in income tax expense for the year ended December 31, 2009. The Company does not expect this assessment will have a prospective impact on its global effective tax rate. The Company believes that it has provided appropriately for any uncertain tax positions that may arise. The Company is currently under examination in Germany.

The effective income tax rate for 2010, 2009, and 2008 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, in the year ended December 31, 2010, $1.2 million, or $0.07 per share, in the year ended December 31, 2009, and $2.1 million, or $0.13 per share, in the year ended December 31, 2008.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.7 million, or $0.04 per share, during the year ended December 31, 2010, $1.1 million, or $0.07 per share, in the year ended December 31, 2009 and $1.6 million, or $0.10 per share, during the year ended December 31, 2008.

At December 31, 2010 and 2009, the Company’s domestic entities had deferred income tax assets in the amount of $4,564 and $4,789, respectively.

At December 31, 2010 and 2009, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, some of which expire in 5 to 15 years and others which can be carried forward indefinitely, of $14,084 and $12,181, respectively. For financial reporting purposes, a valuation allowance of $11,148 and $10,603, respectively, has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $1.2 million related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings. The Company had refundable income taxes related to domestic net operating losses of approximately $7.9 million incurred in the year ended December 31, 2009, which will be carried back to 2005 and 2006 and are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $38.4 million and $39.0 million at December 31, 2010 and 2009, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income (loss) before income taxes consists of the following:

	Years ended December 31,
	2010	2009	2008
Domestic	$4,921	$(7,239)	$10,708
Foreign	$9,294	(2,919)	7,652

Income (loss) before income taxes	$14,215	$(10,158)	$18,360

The components of the income tax expense are as follows:

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$1,008	$(1,369)	$4,052
State	98	(133)	393
Foreign	2,633	(60)	1,818

	3,739	(1,562)	6,263

Deferred:
Federal	150	1,199	(695)
State	15	116	(67)
Foreign	(757)	671	(1,093)

	(592)	1,986	(1,855)

	$3,147	$424	$4,408

Income tax expense for the years ended December 31, 2010, 2009, and 2008 differs from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2010	2009	2008
Tax expense (benefit) at statutory rate of 35%	$4,975	$(3,555)	$6,426
State income taxes, net of federal benefit	162	(239)	353
Foreign tax rate difference	(1,866)	(1,977)	(4,600)
Research and development credit	(518)	(123)	(191)
Change in valuation allowance	545	2,486	2,540
IRS settlement	—	2,628	—
Equity based compensation	479	828	717
Tax expense related to uncertain tax positions	(380)	265	—
Tax exempt interest income	—	(39)	(707)
Other	(250)	150	(130)

Total income tax expense	$3,147	$424	$4,408

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2010	2009
Net deferred income tax asset—Current
Intercompany profit in inventory	$1,504	$2,160
Warranty costs	248	166
Bad debt reserve	112	110
Inventory reserve	655	603
Unearned service revenue	1,787	1,677
Other	149	(243)

Deferred income tax asset—Current	4,455	4,473

Valuation Allowance	—	—

Net deferred income tax asset—Current	$4,455	$4,473

Net deferred income tax asset—Non-current
Depreciation	$(186)	$721
Goodwill amortization	(1,342)	(1,175)
Product design costs	(61)	(150)
Employee stock options	202	42
Unearned service revenue	973	879
Loss carryforwards	14,084	12,181

Deferred income tax asset—Non-current	13,670	12,498

Valuation Allowance	(11,148)	(10,603)

Net deferred income tax asset—Non-current	$2,522	$1,895

Net deferred income tax liability—Non-current
Intangible assets	$(1,161)	$(1,143)

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases buildings and equipment under operating leases through 2019. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2010:

Years ending December 31,	Amount
2011	$5,002
2012	3,859
2013	2,210
2014	1,420
2015	991
Thereafter	2,323

Total future minimum lease payments	$15,805

Rent expense for 2010, 2009 and 2008 was approximately $4,044, $4,680 and $4,644, respectively.

Patent Matters—On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc.

subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

The Company responded to the complaint with counterclaims alleging that the patents-in-suit, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Massachusetts Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. The Company also filed an amended counterclaim to add the Plaintiff’s parent company, Nikon Corporation, as a counterclaim defendant.

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010, and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. The Court has not yet issued a decision. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. No hearing date has been set. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer, and the parties are waiting for the hearing date on the motion. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010. No hearing date has been set for the motion. No further motions for summary judgment are expected to be filed. A mediation hearing was conducted on February 18, 2011 and the Company currently expects the litigation will continue.

The Company believes that it does not infringe the patents-in-suit and/or that the patents-in-suit are invalid and unenforceable. The Company does not anticipate this lawsuit will have a material impact on the Company; however, the outcome is difficult to predict, and an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any other legal proceedings, other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

14.	STOCK COMPENSATION PLANS

The Company has four stock option plans that provide for the granting of stock options to key employees and non-employee members of the Board of Directors. The 1997 Employee Stock Option Plan (“1997 Plan”) provides for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Stock Option Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (“2004 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which 57,309 options are currently outstanding at exercise prices between $1.50 and $27.40. These options have a 10 year term and vest over a 3-year period. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Stock Option Director Plan of which 54,000 options are currently outstanding at exercise prices between $1.61 and $21.56. The Company was also authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 780,989 options are currently outstanding at exercise prices between $12.50 and $31.45, and 10,219 restricted stock units are outstanding at a stock price of $13.04 to $31.06. These options and restricted stock units have a 10-year term

(7 years on grants beginning in 2010) and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Stock Option Director Plan or the 2004 Plan. The Company is authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 206,561 options currently outstanding under the 2009 Plan at exercise prices between $17.04 and $25.51. Prior to 2009, upon election to the Board, each non-employee director was granted 3,400 restricted shares of common stock that vested ratably over three years. On the day following the Annual Meeting of Shareholders, each non-employee director, other than a non-employee director who received the initial equity grant in that same year, was granted 2,200 restricted shares of common stock that vested ratably over three years. Beginning in 2009, each non-employee director is granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on the day following the Annual Meeting of Shareholders. The shares of restricted stock vest on the first anniversary of the grant date, subject to a director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

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

Compensation costs charged to operations associated with the Company’s stock incentive plans were $2,416, $2,449, and $2,098 in 2010, 2009, and 2008, respectively. The changes in stock option associated compensation cost were due to the vesting of options and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended December 31
	2010	2009	2008
Risk-free interest rate	1.85% and 2.14%	1.38% and 1.44%	1.44 -3.04%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	4 years	4 years
Expected volatility	43.5% and 46.5%	48.3%	54.7% -58%
Weighted-average expected volatility	46.5%	48.3%	57.9%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2010
Outstanding at January 1, 2010	1,030,578	$20.58
Granted	231,901	24.31
Forfeited	(87,865)	21.97
Exercised	(75,755)	18.55

Outstanding at December 31, 2010	1,098,859	$21.37	4.7	$12,606

Options exercisable at December 31, 2010	727,211	$21.24	4.2	$8,433

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 was $9.30, $5.08 and $13.99, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.05 million and $0.2 million, respectively. The total fair value of stock options using the Black-Scholes option-pricing model vested during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $1.7 million and $0.81 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	63,495	$18.61
Granted	24,186	26.62
Forfeited	(2,542)	21.55
Vested	(44,826)	18.49

Non-vested at December 31, 2010	40,313	$23.53

As of December 31, 2010, there was $2.3 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.7 years.

15.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,153,831	$0.69	16,125,449	$(0.66)	16,632,608	$0.84
Effect of dilutive securities	211,995	(0.01)	—	—	101,795	(0.01)

Diluted EPS	16,365,826	$0.68	16,125,449	$(0.66)	16,734,403	$0.83

The effect of 605,506, 1,030,578, and 509,290 potentially dilutive securities were not included for 2010, 2009 and 2008 respectively, as they were antidilutive.

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009. Costs charged to operations in connection with the 401(k) plan during 2009 and 2008 aggregated $291 and $909, respectively.

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

The following table presents information about the Company’s reportable segments:

	2010	2009	2008
Americas Region
Net sales to external customers	$72,383	$55,062	$78,321
Operating income (loss)	185	(13,353)	(4,385)
Long-lived assets	22,182	21,579	21,366
Capital expenditures	1,864	2,898	7,155
Total assets	140,667	131,477	155,342

Europe/Africa Region
Net sales to external customers	$74,724	$62,968	$93,585
Operating income (loss)	6,362	(371)	15,009
Long-lived assets	17,212	18,245	18,253
Capital expenditures	2,236	515	2,152
Total assets	83,691	74,126	76,996

Asia Pacific Region
Net sales to external customers	$44,668	$29,673	$37,343
Operating income	10,380	2,735	8,313
Long-lived assets	2,065	1,833	2,048
Capital expenditures	653	536	939
Total assets	41,661	30,107	26,976

Totals
Net sales to external customers	$191,775	$147,703	$209,249
Operating income (loss)	16,927	(10,989)	18,937
Long-lived assets	41,459	41,657	41,667
Capital expenditures	4,753	3,949	10,246
Total assets	266,019	235,710	259,314

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Sales	$42,269	$45,705	$45,286	$58,515
Gross profit	25,391	27,088	26,383	34,536
Net income	2,064	1,837	2,328	4,839
Net income per share:
Basic	$0.13	$0.11	$0.14	$0.30
Diluted	$0.13	$0.11	$0.14	$0.29

Quarter ended	April 4, 2009	July 4, 2009	October 3, 2009	December 31, 2009

Sales	$31,449	$34,516	$35,713	$46,025
Gross profit	16,260	19,364	19,602	25,482
Net (loss)	(6,585)	(2,104)	(1,273)	(620)
Net (loss) per share:
Basic	$(0.41)	$(0.13)	$(0.08)	$(0.04)
Diluted	$(0.41)	$(0.13)	$(0.08)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as required by Exchange Act Rule 13a-1(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010 which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited FARO Technologies, Inc. (a Florida Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 25, 2011

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

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

The information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information”.

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

(2) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: February 25, 2011	By:	/S/ KEITH S. BAIR
Keith S. Bair, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints JAY W. FREELAND his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ SIMON RAAB Simon Raab	Chairman of the Board and Director	February 25, 2011

/s/ JAY W. FREELAND Jay W. Freeland	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2011

/s/ KEITH S. BAIR Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ JOHN CALDWELL John Caldwell	Director	February 25, 2011

/s/ LYNN BRUBAKER Lynn Brubaker	Director	February 25, 2011

/s/ STEPHEN R. COLE Stephen R. Cole	Director	February 25, 2011

/s/ ANDRE JULIEN Andre Julien	Director	February 25, 2011

/s/ MARVIN SAMBUR Marvin Sambur	Director	February 25, 2011

/s/ JOHN DONOFRIO John Donofrio	Director	February 25, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	1997 Non-Employee Directors Fee Plan (Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.7	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program (Filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference)*

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference)

Exhibit No.	Description
10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company and Jay Freeland*

10.18	Amended and Restated Employment Agreement, dated December 14, 2010 by and between the Company and Keith Bair*

10.19	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference) *

10.20	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.21	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010*

10.22	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.23	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.24	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.25	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.26	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.27	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on
Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.28	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

Exhibit No.	Description
24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

* Indicates management contracts and compensatory plans and arrangements