Form 10-Q
period 2011-04-02
FARO TECHNOLOGIES INC
filed 2011-05-06
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

There were outstanding 16,338,708 shares of the registrant’s common stock as of April 22, 2011.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended April 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 2, 2011	December 31, 2010
(in thousands, except share data)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,282	$50,722
Short-term investments	64,987	64,986
Accounts receivable, net	47,533	51,862
Inventories, net	36,932	28,242
Deferred income taxes, net	4,161	4,455
Prepaid expenses and other current assets	8,821	8,045

Total current assets	215,716	208,312

Property and Equipment:
Machinery and equipment	26,267	24,840
Furniture and fixtures	6,121	5,700
Leasehold improvements	9,977	9,682

Property and equipment at cost	42,365	40,222
Less: accumulated depreciation and amortization	(26,631)	(24,982)

Property and equipment, net	15,734	15,240

Goodwill	19,781	19,015
Intangible assets, net	7,363	7,204
Service inventory	13,795	13,726
Deferred income taxes, net	2,640	2,522

Total Assets	$275,029	$266,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,199	$12,025
Accrued liabilities	15,113	15,208
Income taxes payable	93	1,138
Current portion of unearned service revenues	14,437	13,357
Customer deposits	4,522	3,679
Current portion of obligations under capital leases	67	91

Total current liabilities	44,431	45,498
Unearned service revenues - less current portion	7,569	6,758
Deferred tax liability, net	1,184	1,161
Obligations under capital leases - less current portion	144	125

Total Liabilities	53,328	53,542

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,018,943 and 16,894,374 issued; 16,338,708 and 16,214,139 outstanding, respectively	17	17
Additional paid-in capital	159,719	156,310
Retained earnings	61,227	57,983
Accumulated other comprehensive income	9,813	7,242
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	221,701	212,477

Total Liabilities and Shareholders’ Equity	$275,029	$266,019

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	April 2, 2011	April 3, 2010

SALES
Product	$42,958	$33,938
Service	9,608	8,331

Total Sales	52,566	42,269

COST OF SALES
Product	15,573	11,275
Service	6,721	5,603

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	22,294	16,878

GROSS PROFIT	30,272	25,391

OPERATING EXPENSES:
Selling	14,152	11,235
General and administrative	6,590	6,247
Depreciation and amortization	1,614	1,540
Research and development	3,632	2,989

Total operating expenses	25,988	22,011

INCOME FROM OPERATIONS	4,284	3,380

OTHER (INCOME) EXPENSE
Interest income	(26)	(19)
Other (income) expense, net	(129)	505
Interest expense	29	27

INCOME BEFORE INCOME TAX EXPENSE	4,410	2,867

INCOME TAX EXPENSE	1,167	803

NET INCOME	$3,243	$2,064

NET INCOME PER SHARE - BASIC	$0.20	$0.13

NET INCOME PER SHARE - DILUTED	$0.20	$0.13

Weighted average shares - Basic	16,253,121	16,124,886

Weighted average shares - Diluted	16,598,797	16,267,231

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,243	$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,614	1,540
Compensation for stock options and restricted stock units	642	564
Provision for bad debts	329	348
Deferred income tax expense	291	34
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	5,412	506
Inventories, net	(7,525)	(2,748)
Prepaid expenses and other current assets	(509)	(3,039)
Income tax benefit from exercise of stock options	(237)	(6)
Increase (decrease) in:
Accounts payable and accrued liabilities	(2,447)	2,199
Income taxes payable	(742)	(234)
Customer deposits	762	(540)
Unearned service revenues	1,389	348

Net cash provided by operating activities	2,222	1,036

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,183)	(613)
Payments for intangible assets	(294)	(205)

Net cash used in investing activities	(1,477)	(818)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,490
Payments on capital leases	(22)	(19)
Income tax benefit from exercise of stock options	237	6
Proceeds from issuance of stock, net	2,529	275

Net cash provided by financing activities	2,744	2,752

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(929)	283

INCREASE IN CASH AND CASH EQUIVALENTS	2,560	3,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,722	35,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,282	$38,331

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 2, 2011 and April 3, 2010

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus 3D and FARO 3D Imager AMP, both laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended April 2, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update, or ASU No. 2009-13, Multiple-Delivery Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required by ASU 2009-13 to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require a reporting company to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company implemented this new standard on January 1, 2011 and the adoption of ASU 2009-13 did not have a material impact on its consolidated financial statements nor is it expected to have a material impact in future periods.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements or ASU 2010-6, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact in future periods.

In July 2010, the FASB issued guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The adoption of the amended guidance had no impact on the Company’s disclosure or on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 was effective beginning January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 did not have a material impact on our consolidated results of operation and financial condition.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended April 2, 2011 and April 3, 2010:

	For the Three Months Ended
	April 2, 2011	April 3, 2010
Risk-free interest rate	1.55% and 1.69%	1.85%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	48.7%	43.5% and 46.5%
Weighted-average expected volatility	48.7%	46.5%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $671 and $587 for the three months ended April 2, 2011 and April 3, 2010, respectively.

A summary of stock option activity and weighted average exercise prices for the three months ended April 2, 2011 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of April 2, 2011
Outstanding at January 1, 2011	1,098,859	$21.37
Granted	257,261	35.85
Forfeited	(2,469)	23.43
Exercised	(121,005)	20.92

Outstanding at April 2, 2011	1,232,646	$24.42	5.0	$19,354

Options exercisable at April 2, 2011	783,235	$21.55	4.1	$14,548

The weighted-average grant-date fair value of the stock options granted during the three months ended April 2, 2011 and April 3, 2010 was $14.15 and $9.29 per option, respectively. The total intrinsic value of stock options exercised during the three months ended April 2, 2011 and April 3, 2010 was $1.85 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended April 2, 2011 and April 3, 2010 was $1.6 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended April 2, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	40,313	$23.53
Granted	6,642	35.90
Forfeited	(624)	18.96
Vested	(5,479)	21.24

Non-vested at April 2, 2011	40,852	$25.91

As of April 2, 2011, there was $5.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash paid for interest	$11	$27

Cash paid for income taxes	$1,270	$2,534

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT-TERM INVESTMENTS

Short-term investments at April 2, 2011 and December 31, 2010 include U.S. Treasury Bills totaling $65.0 million that mature through September 15, 2011. The interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at April 2, 2011 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of April 2, 2011	As of December 31, 2010
Accounts receivable	$52,494	$56,562
Allowance for doubtful accounts	(4,962)	(4,700)

Total	$47,532	$51,862

NOTE K – INVENTORIES

Inventories consist of the following:

	As of April 2, 2011	As of December 31, 2010
Raw materials	$20,061	$12,743
Finished goods	4,960	3,441
Sales demonstration inventory	14,459	14,662
Reserve for excess and obsolete	(2,548)	(2,604)

Inventory	$36,932	$28,242

Service inventory	$13,795	$13,726

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	April 2, 2011		April 3, 2010
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,253,121	$0.20	16,124,886	$0.13

Effect of dilutive securities	345,676	—	142,345	—

Diluted EPS	16,598,797	$0.20	16,267,231	$0.13

The effect of 253,961 and 718,325 securities were not included for the three months ended April 2, 2011 and April 3, 2010, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of April 2, 2011	As of December 31, 2010
Accrued compensation and benefits	$7,863	$8,303
Accrued warranties	1,827	1,857
Professional and legal fees	1,080	1,000
Other accrued liabilities	4,343	4,048

	$15,113	$15,208

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.6 million and $14.1 million at April 2, 2011 and December 31, 2010, respectively. The related valuation allowance was $11.6 million and $11.1 million at April 2, 2011 and December 31, 2010, respectively. The Company’s effective tax rate was 26.5% for the three months ended April 2, 2011 and 28.0% for the three months ended April 3, 2010. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2011 and 2010 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.0 million, or $0.0 per share, in the three month period ended April 2, 2011, and $0.1 million, or $0.01 per share, in the three month period ended April 3, 2010.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, during the three month period ended April 2, 2011, and $0.3 million, or $0.01 per share, in the three month period ended April 3, 2010.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	April 2, 2011	April 3, 2010
Americas Region
Net sales to external customers	$19,327	$16,278
Operating income (loss)	467	(267)
Long-lived assets	22,645	22,620
Capital expenditures	885	91
Total assets	140,772	126,877

Europe/Africa Region
Net sales to external customers	$19,022	$16,113
Operating (loss) income	(308)	1,409
Long-lived assets	18,203	16,903
Capital expenditures	270	302
Total assets	87,547	73,621

Asia Pacific Region
Net sales to external customers	$14,217	$9,878
Operating income	4,125	2,238
Long-lived assets	2,030	1,791
Capital expenditures	287	168
Total assets	46,710	38,292

Totals
Net sales to external customers	$52,566	$42,269
Operating income	4,284	3,380
Long-lived assets	42,878	41,314
Capital expenditures	1,442	561
Total assets	275,029	238,790

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	April 2, 2011	April 3, 2010

NET INCOME	$3,243	$2,064
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	2,571	(3,174)

COMPREHENSIVE INCOME (LOSS)	$5,814	$(1,110)

Other comprehensive income (loss) results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries, combined with their accumulated earnings or losses.

NOTE R – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $5.0 million for 2011.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of April 2, 2011, the Company does not have any long-term commitments for purchases.

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

On February 22, 2011, the Court denied Nikon’s Motion for Summary Judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices without prejudice. On February 24, 2011, the Court denied the Company’s Motion for Summary Judgment of non-infringement without prejudice. The parties may renew their respective motions for summary judgment after the Court issues a decision on inequitable conduct, if necessary. No further motions for summary judgment are expected to be filed. A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful.

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

NOTE S – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% - 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of April 2, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers’ access to liquidity and capital;

•	the market potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

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

•

the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in its products;

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

other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker ION™, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2® software, provide for Computer-Aided Design, or CAD-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of April 2, 2011, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker ION and FARO Focus3D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the first quarter of 2011, 36.8% of the Company’s sales were in the Americas compared to 38.5% in the first three months of 2010, 36.2% were in the Europe/Africa region compared to 38.1% in the first quarter of 2010 and 27.0% were in the Asia/Pacific region compared to 23.4% in the same prior year period. In the first quarter of 2011, new order bookings increased $16.1 million, or 40.5%, to $55.9 million from $39.8 million in the prior year period. New orders in the first quarter of 2011 increased $3.8 million, or 22.9%, in the Americas to $20.4 million from $16.6 million in the prior year period. New orders increased $7.7 million, or 56.2%, to $21.4 million in Europe/Africa from $13.7 million in the first quarter of 2010. In Asia/Pacific, new orders increased $4.6 million, or 48.4% to $14.1 million from $9.5 million in the first quarter of 2010.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker ION products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2011.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2010 or the three months ended April 2, 2011.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act or the FCPA and other applicable laws, which we refer to as the FCPA Matter, and entered into settlement agreements and documents with the SEC and the U.S. Department of Justice or the “DOJ”, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. As a result of delays in the SEC/DOJ approval of the monitor, the Company is currently still in the monitoring period, which otherwise would have already expired. The Company is cooperating with the monitor as the monitor implements a work plan to assess the Company’s compliance with the requirements of the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended April 2, 2011 Compared to the Three Months Ended April 3, 2010

Sales increased by $10.3 million, or 24.4%, to $52.6 million in the three months ended April 2, 2011 from $42.3 million for the three months ended April 3, 2010. This increase resulted primarily due to an increase in unit sales in all regions related to the continuing recovery in the global economy. Product sales increased by $9.0 million, or 26.6%, to $43.0 million for the three months ended April 2, 2011 from $34.0 million for the first quarter of 2010. Service revenue increased by $1.3 million, or 15.3%, to $9.6 million for the three months ended April 2, 2011 from $8.3 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Americas region increased $3.0 million, or 18.4%, to $19.3 million for the three months ended April 2, 2011 from $16.3 million in the three months ended April 3, 2010. Product sales in the Americas region increased by $2.6 million, or 20.6%, to $15.2 million for the three months ended April 2, 2011 from $12.6 million in the first quarter of the prior year. Service revenue in the Americas region increased by $0.4 million, or 10.8%, to $4.1 million for the three months ended April 2, 2011 from $3.7 million in the same period during the prior year, primarily due to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased $3.0 million, or 18.6%, to $19.1 million for the three months ended April 2, 2011 from $16.1 million in the three months ended April 3, 2010. Product sales in the Europe/Africa region increased by $2.3 million, or 17.7%, to $15.3 million for the three months ended April 2, 2011 from $13.0 million in the first quarter of the prior year. Service revenue in the Europe/Africa region increased $0.7 million, or 22.6%, to $3.8 million for the three months ended April 2, 2011 from $3.1 million in the same period during the prior year.

Sales in the Asia/Pacific region increased $4.3 million, or 43.4%, to $14.2 million for the three months ended April 2, 2011 from $9.9 million in the three months ended April 3, 2010. Product sales in the Asia/Pacific region increased by $4.1 million, or 48.8%, to $12.5 million for the three months ended April 2, 2011 from $8.4 million in the first quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.2 million, or 13.3%, to $1.7 million for the three months ended April 2, 2011 from $1.5 million in the same period during the prior year.

Gross profit increased by $4.9 million, or 19.2%, to $30.3 million for the three months ended April 2, 2011 from $25.4 million for the three months ended April 3, 2010. Gross margin decreased to 57.6% for the three months ended April 2, 2011 from 60.1% for the three months ended April 3, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 63.7% in the three months ended April 2, 2011 from 66.8% for the three months ended April 3, 2010, primarily as a result of a change in the sales mix resulting from an increase in sales of product lines with lower gross margins. Gross margin from service revenues decreased to 30.0% in the three months ended April 2, 2011 from 32.7% for the three months ended April 3, 2010, primarily due to an increase in customer service costs.

Selling expenses increased by $3.0 million, or 26.0%, to $14.2 million for the three months ended April 2, 2011 from $11.2 million for three months ended April 3, 2010. This increase was primarily due to an increase in compensation expense of $2.1 million, an increase in marketing and advertising costs of $0.3 million and an increase in travel related costs of $0.7 million.

Worldwide sales and marketing headcount increased by 25, or 8.4%, to 323 at April 2, 2011 from 298 at April 3, 2010. Regionally, the Company’s sales and marketing headcount increased by 7, or 8.7%, to 87 from 80 for the Americas; increased by 4, or 3.6%, in Europe/Africa to 117 from 113; and increased by 14, or 13.3%, in Asia/Pacific to 119 from 105.

As a percentage of sales, selling expenses increased to 26.9% of sales in the three months ended April 2, 2011 from 26.6% in the three months ended April 3, 2010. Regionally, selling expenses were 22.9% of sales in the Americas for the quarter, compared to 22.1% of sales in the first quarter of 2010; 32.4% of sales for Europe/Africa compared to 29.2% of sales from the same period in the prior year; and 25.1% of sales compared to 29.6% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.4 million, or 5.5%, to $6.6 million for the three months ended April 2, 2011 from $6.2 million for the three months ended April 3, 2010, primarily due to an increase in compensation costs of $0.6 million, offset by a decrease in professional and legal fees of $0.2 million.

Depreciation and amortization expenses increased slightly to $1.6 million for the three months ended April 2, 2011 from $1.5 million for the three months ended April 3, 2010.

Research and development expenses increased to $3.6 million for the three months ended April 2, 2011 from $3.0 million for the three months ended April 3, 2010, primarily as a result of an increase in compensation expense of $0.6 million. Research and development expenses as a percentage of sales decreased to 6.9% for the three months ended April 2, 2011 from 7.1% for the three months ended April 3, 2010.

Other (income) expense, net increased by $0.6 million to $0.1 million of income for the three months ended April 2, 2011, from expense of $0.5 million for the three months ended April 3, 2010, primarily as a result of changes in foreign exchange rates that created net foreign currency transaction gains in the intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.4 million to $1.2 million for the three months ended April 2, 2011 from $0.8 million for the three months ended April 3, 2010. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.6 million and $14.1 million at April 2, 2011 and December 31, 2010, respectively. The related valuation allowance was $11.6 million and $11.1 million at April 2, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 26.5% for the three months ended April 2, 2011 from 28.0% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $1.1 million to $3.2 million for the three months ended April 2, 2011 from $2.1 million for the three months ended April 3, 2010 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2.6 million to $53.3 million at April 2, 2011 from $50.7 million at December 31, 2010. The increase was primarily attributable to increase in net income and non-cash expenses of $6.1 million and proceeds from stock option exercises of $2.7 million, offset by an increase in working capital of $3.9 million, purchases of equipment and intangible assets of $1.5 million, and the effect of exchange rate changes on cash of $0.9 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of April 2, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2012. The Company has not drawn on this line of credit.

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

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in its calculation, in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

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

The goodwill impairment test is applied using a two-step approach. In performing the first step, the company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the year ended December 31, 2010.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of April 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company responded to the complaint with counterclaims alleging that the patents-in-suit, which are generally directed to laser scanning devices, are invalid, non-infringed, and unenforceable due to fraud during prosecution of the patents in the U.S. Patent and Trademark Office. On August 31, 2009, the Massachusetts Court granted the Company’s motion to add counterclaims and defenses for violation of federal and state antitrust and unfair competition laws based on the alleged knowing assertion of invalid and fraudulent patents. The Company also filed an amended counterclaim to add the Plaintiffs’ parent company, Nikon Corporation, as a counterclaim defendant.

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

On February 22, 2011, the Court denied Nikon’s Motion for Summary Judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices without prejudice. On February 24, 2011, the Court denied the Company’s Motion for Summary Judgment of non-infringement without prejudice. The parties may renew their respective motions for summary judgment after the Court issues a decision on inequitable conduct, if necessary. No further motions for summary judgment are expected to be filed. A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2010 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the first quarter of fiscal 2011 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 6, 2011	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)