Form 10-Q
period 2011-07-02
FARO TECHNOLOGIES INC
filed 2011-08-03
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

There were 16,616,764 shares of the registrant’s common stock outstanding as of July 31, 2011.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended July 2, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	July 2, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,339	$50,722
Short-term investments	64,992	64,986
Accounts receivable, net	46,951	51,862
Inventories, net	44,742	28,242
Deferred income taxes, net	4,471	4,455
Prepaid expenses and other current assets	10,621	8,045

Total current assets	229,116	208,312

Property and Equipment:
Machinery and equipment	27,713	24,840
Furniture and fixtures	6,213	5,700
Leasehold improvements	10,412	9,682

Property and equipment at cost	44,338	40,222
Less: accumulated depreciation and amortization	(28,034)	(24,982)

Property and equipment, net	16,304	15,240

Goodwill	20,044	19,015
Intangible assets, net	7,233	7,204
Service inventory	14,255	13,726
Deferred income taxes, net	2,680	2,522

Total Assets	$289,632	$266,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,059	$12,025
Accrued liabilities	17,174	15,208
Income taxes payable	266	1,138
Current portion of unearned service revenues	14,924	13,357
Customer deposits	2,017	3,679
Current portion of obligations under capital leases	47	91

Total current liabilities	45,487	45,498
Unearned service revenues - less current portion	8,254	6,758
Deferred tax liability, net	1,192	1,161
Obligations under capital leases - less current portion	150	125

Total Liabilities	55,083	53,542

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,256,199 and 16,894,374 issued; 16,575,964 and 16,214,139 outstanding, respectively	17	17
Additional paid-in capital	165,564	156,310
Retained earnings	65,459	57,983
Accumulated other comprehensive income	12,584	7,242
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	234,549	212,477

Total Liabilities and Shareholders’ Equity	$289,632	$266,019

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
SALES
Product	$49,692	$37,212	$92,650	$71,150
Service	10,019	8,493	19,627	16,824

Total Sales	59,711	45,705	112,277	87,974

COST OF SALES
Product	19,349	12,620	34,922	23,895
Service	6,846	5,997	13,567	11,600

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	26,195	18,617	48,489	35,495

GROSS PROFIT	33,516	27,088	63,788	52,479

OPERATING EXPENSES:
Selling	15,309	12,027	29,461	23,262
General and administrative	6,917	6,028	13,507	12,275
Depreciation and amortization	1,722	1,515	3,336	3,055
Research and development	3,814	2,997	7,446	5,986

Total operating expenses	27,762	22,567	53,750	44,578

INCOME FROM OPERATIONS	5,754	4,521	10,038	7,901

OTHER (INCOME) EXPENSE
Interest income	(39)	(26)	(65)	(45)
Other expense (income), net	124	1,839	(5)	2,344
Interest expense	2	2	31	29

INCOME BEFORE INCOME TAX EXPENSE	5,667	2,706	10,077	5,573

INCOME TAX EXPENSE	1,434	869	2,601	1,672

NET INCOME	$4,233	$1,837	$7,476	$3,901

NET INCOME PER SHARE - BASIC	$0.26	$0.11	$0.46	$0.24

NET INCOME PER SHARE - DILUTED	$0.25	$0.11	$0.45	$0.24

Weighted average shares - Basic	16,448,229	16,148,233	16,349,190	16,136,447

Weighted average shares - Diluted	16,845,877	16,320,596	16,724,019	16,289,963

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$7,476	$3,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,336	3,055
Compensation for stock options and restricted stock units	1,366	1,203
Provision for bad debts	1,082	806
Deferred income tax (benefit) expense	(16)	280
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	5,920	(1,388)
Inventories, net	(14,773)	(4,950)
Prepaid expenses and other current assets	(2,032)	(1,837)
Income tax benefit from exercise of stock options	(1,013)	(16)
Increase (decrease) in:
Accounts payable and accrued liabilities	44	4,003
Income taxes payable	197	(275)
Customer deposits	(1,723)	328
Unearned service revenues	2,200	713

Net cash provided by operating activities	2,064	5,823

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,534)	(1,253)
Payments for intangible assets	(425)	(382)

Net cash used in investing activities	(2,959)	(1,635)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,490
Payments on notes payable	—	(2,490)
Payments on capital leases	(117)	(39)
Income tax benefit from exercise of stock options	1,013	16
Proceeds from issuance of stock, net	6,875	363

Net cash provided by financing activities	7,771	340

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(259)	2,323

INCREASE IN CASH AND CASH EQUIVALENTS	6,617	6,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,722	35,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,339	$41,929

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Six Months Ended July 2, 2011 and July 3, 2010

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus 3D and FARO 3D Imager AMP, all laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended July 2, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Improving Disclosures About Fair Value Measurements or ASU 2010-6, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact in future periods.

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

In December 2010, the FASB issued accounting standard ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended July 2, 2011 and July 3, 2010:

	For the Six Months Ended
	July 2, 2011	July 3, 2010
Risk-free interest rate	1.12% - 1.83%	1.85% and 2.14%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	47.9% - 48.7%	43.5% and 46.5%
Weighted-average expected volatility	48.7%	46.5%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $723 and $635 for the three months ended July 2, 2011 and July 3, 2010, respectively, and $1,394 and $1,223 for the six months ended July 2, 2011 and July 3, 2010, respectively.

A summary of stock option activity and weighted average exercise prices for the six months ended July 2, 2011 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of July 2, 2011
Outstanding at January 1, 2011	1,098,859	$21.37
Granted	267,912	35.91
Forfeited	(18,908)	27.69
Exercised	(346,786)	19.79

Outstanding at July 2, 2011	1,001,077	$25.67	5.0	$18,465

Options exercisable at July 2, 2011	545,685	$22.40	4.1	$11,854

The weighted-average grant-date fair value of the stock options granted during the six months ended July 2, 2011 and July 3, 2010 was $14.17 and $9.30 per option, respectively. The total intrinsic value of stock options exercised during the three months ended July 2, 2011 and July 3, 2010 was $5.2 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended July 2, 2011 and July 3, 2010 was $7.0 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended July 2, 2011 and July 3, 2010 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the six months ended July 2, 2011 and July 3, 2010 was $1.6 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended July 2, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	40,313	$23.53
Granted	18,117	38.97
Forfeited	(624)	18.96
Vested	(28,207)	26.10

Non-vested at July 2, 2011	29,599	$30.62

As of July 2, 2011, there was $5.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash paid for interest	$30	$30

Cash paid for income taxes	$2,095	$2,585

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at July 2, 2011 include U.S. Treasury Bills totaling $65.0 million that mature through December15, 2011. The interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at July 2, 2011 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of July 2, 2011	As of December 31, 2010
Accounts receivable	$52,021	$56,562
Allowance for doubtful accounts	(5,070)	(4,700)

Total	$46,951	$51,862

NOTE K – INVENTORIES

Inventories consist of the following:

	As of July 2, 2011	As of December 31, 2010
Raw materials	$25,373	$12,743
Finished goods	4,330	3,441
Sales demonstration inventory	17,599	14,662
Reserve for excess and obsolete	(2,560)	(2,604)

Inventory	$44,742	$28,242

Service inventory	$14,255	$13,726

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,448,229	$0.26	16,148,233	$0.11	16,349,190	$0.46	16,136,447	$0.24

Effect of dilutive securities	397,648	(0.01)	172,363	—	374,829	(0.01)	153,516	—

Diluted EPS	16,845,877	$0.25	16,320,596	$0.11	16,724,019	$0.45	16,289,963	$0.24

There were no antidilutive securities included for the three month and six month periods ended July 2, 2011 as result of current outstanding stock options being in-the-money. There were 235,227 and 644,474 antidilutive shares excluded for the three month period and six month period ended July 3, 2010 as they were out-of-the-money stock options.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of July 2, 2011	As of December 31, 2010
Accrued compensation and benefits	$7,479	$8,303
Accrued warranties	2,216	1,857
Professional and legal fees	1,045	1,000
Other accrued liabilities	6,434	4,048

	$17,174	$15,208

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $ 15.4 million and $14.1 million at July 2, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.1 million and $11.1 million at July 2, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 25.8% for the six months ended July 2, 2011 from 30.0% for the six months ended July 3, 2010. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2011 and 2010 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.0 million, or $0.0 per share, in the six month period ended July 2, 2011, and $0.1 million, or $0.01 per share, in the six month period ended July 3, 2010.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment with which the Company expects to continue to comply. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, during the six month period ended July 2, 2011, and $0.5 million, or $0.03 per share, in the six month period ended July 3, 2010.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Americas Region
Net sales to external customers	$21,911	$16,397	$41,238	$32,675
Operating income (loss)	137	34	604	(233)
Long-lived assets	22,723	22,317	22,723	22,317
Capital expenditures	849	549	1,734	640
Total assets	148,395	129,319	148,395	129,319

Europe/Africa Region
Net sales to external customers	$23,932	$18,080	$42,954	$34,193
Operating income	1,215	1,977	907	3,386
Long-lived assets	18,820	15,612	18,820	15,612
Capital expenditures	739	378	1,009	680
Total assets	93,660	71,036	93,660	71,036

Asia Pacific Region
Net sales to external customers	$13,868	$11,228	$28,085	$21,106
Operating income	4,402	2,510	8,527	4,748
Long-lived assets	2,038	1,783	2,038	1,783
Capital expenditures	116	137	403	305
Total assets	47,577	39,385	47,577	39,385

Totals
Net sales to external customers	$59,711	$45,705	$112,277	$87,974
Operating income	5,754	4,521	10,038	7,901
Long-lived assets	43,581	39,712	43,581	39,712
Capital expenditures	1,704	1,064	3,146	1,625
Total assets	289,632	239,740	289,632	239,740

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
NET INCOME	$4,233	$1,837	$7,476	$3,901
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	2,771	(1,287)	5,342	(4,461)

COMPREHENSIVE INCOME (LOSS)	$7,004	$550	$12,818	$(560)

Other comprehensive income (loss) results from the effect of currency translation adjustments on the investments in (capitalization of) foreign subsidiaries combined with their accumulated earnings or losses.

NOTE R– COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $5.5 million for 2011.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of July 2, 2011, the Company does not have any long-term commitments for purchases.

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

On May 4, 2011, the U.S. District Court for the District of Massachusetts found that with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct. The patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing, and the Company believes it does not infringe patent 7,313,264 and that it is invalid and unenforceable.

On May 26, 2011 the Company renewed its Motion for Summary Judgment of non-infringement. On June 28, 2011, the Court heard oral arguments on the Company’s motion, as well as on Nikon’s Renewed Motion for Summary Judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct. The Court took all matters under advisement, and has not issued any decisions.

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

NOTE S – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% - 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of July 2, 2011 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

•

changes in gross margins due to changing product mix of products sold and the different gross margins on different products; or as a result of extraordinary production costs associated with the roll-out of new products:

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Tracker ION, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of July 2, 2011, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the six months ended July 2, 2011, 36.7% of the Company’s sales were in the Americas compared to 37.1% in the first six months of 2010, 38.3% were in the Europe/Africa region compared to 38.9% in the first six months of 2010, and 25.0% were in the Asia/Pacific region compared to 24.0% in the same prior year period. In the second quarter of 2011, new order bookings increased $18.6 million, or 42.4%, to $62.5 million from $43.9 million in the prior year period. New orders increased $8.5 million, or 57.0%, in the Americas in the three months ended July 2, 2011 to $23.4 million from $14.9 million in the prior year period. New orders increased $6.4 million, or 35.0%, to $24.7 million in Europe/Africa in the second quarter of 2011 from $18.3 million in the second quarter of 2010. In Asia/Pacific, new orders increased $3.7 million, or 34.6%, to $14.4 million from $10.7 million for the comparable period in 2010.

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

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2010 or the six months ended July 2, 2011.

The Company has a history of sales and earnings growth and has been profitable for 28 of the past 32 quarters, incurring a net loss in each of the four quarters of fiscal 2009, primarily as a result of a decrease in product sales due to the deterioration of the global economy. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

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

Results of Operations

Three Months Ended July 2, 2011 Compared to the Three Months Ended July 3, 2010

Sales increased by $14.0 million, or 30.6%, to $59.7 million in the three months ended July 2, 2011 from $45.7 million for the three months ended July 3, 2010. This increase resulted primarily due to an increase in worldwide demand for products in all regions related to the continuing recovery in the global economy and the increase in sales of the Company’s new Laser Scanner product. Product sales increased by $12.5 million, or 33.5%, to $49.7 million for the three months ended July 2, 2011 from $37.2 million for the second quarter of 2010. Service revenue increased by $1.5 million, or 18.0%, to $10.0 million for the three months ended July 2, 2011 from $8.5 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased by $5.5 million, or 33.6%, to $21.9 million for the three months ended July 2, 2011 from $16.4 million in the three months ended July 3, 2010. Product sales in the Americas region increased by $4.8 million, or 39.1%, to $17.2 million for the three months ended July 2, 2011 from $12.4 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.7 million, or 16.7%, to $4.7 million for the three months ended July 2, 2011 from $4.0 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased by $5.8 million, or 32.2%, to $23.9 million for the three months ended July 2, 2011 from $18.1 million in the three months ended July 3, 2010. Product sales in the Europe/Africa region increased by $5.4 million, or 36.4%, to $20.3 million for the three months ended July 2, 2011 from $14.9 million in the second quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.4 million, or 12.7%, to $3.6 million for the three months ended July 2, 2011 from $3.2 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $2.7 million, or 23.8%, to $13.9 million for the three months ended July 2, 2011 from $11.2 million in the three months ended July 3, 2010. Product sales in the Asia/Pacific region increased by $2.4 million, or 23.7%, to $12.2 million for the three months ended July 2, 2011 from $9.8 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.3 million, or 21.4%, to $1.7 million for the three months ended July 2, 2011 from $1.4 million in the same period during the prior year.

Gross profit increased by $6.4 million, or 23.7%, to $33.5 million for the three months ended July 2, 2011 from $27.1 million for the three months ended July 3, 2010. Gross margin decreased to 56.1% for the three months ended July 2, 2011 from 59.3% for the three months ended July 3, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 61.1% in the three months ended July 2, 2011 from 66.1% for the three months ended July 3, 2010, primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues increased to 31.7% in the three months ended July 2, 2011 from 29.4% for the three months ended July 3, 2010, primarily due to an increase in Customer Service revenue.

Selling expenses increased by $3.3 million, or 27.3%, to $15.3 million for the three months ended July 2, 2011 from $12.0 million for three months ended July 3, 2010. This increase was primarily due to an increase in compensation and commissions expense of $2.0, an increase in marketing and advertising costs of $0.6 million, and an increase in travel related costs of $0.5 million.

Worldwide sales and marketing headcount increased by 24, or 8.0%, to 323 at July 2, 2011 from 299 at July 3, 2010. Regionally, the Company’s sales and marketing headcount increased by 8, or 10.0%, to 88 from 80 for the Americas; increased by 5, or 4.5%, in Europe/Africa to 117 from 112; and increased by 11, or 10.3%, in Asia/Pacific to 118 from 107.

As a percentage of sales, selling expenses decreased to 25.6% of sales in the three months ended July 2, 2011 from 26.3% in the three months ended July 3, 2010. Regionally, selling expenses were 21.4% of sales in the Americas for the quarter, compared to 22.3% of sales in the second quarter of 2010; 29.8% of sales for Europe/Africa for the quarter compared to 29.7% of sales from the same period in the prior year; and 25.2% of sales for the quarter compared to 26.7% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.9 million, or 14.7%, to $6.9 million for the three months ended July 2, 2011 from $6.0 million for the three months ended July 3, 2010, primarily due to an increase in compensation costs of $0.6 million, an increase in travel costs of $0.1 million, and professional fees of $0.3 million.

Depreciation and amortization expenses increased by $0.2 million to $1.7 million for the three months ended July 2, 2011 from $1.5 million for the three months ended July 3, 2010.

Research and development expenses increased to $3.8 million for the three months ended July 2, 2011 from $3.0 million for the three months ended July 3, 2010, primarily as a result of an increase in compensation expense of $0.7 million, costs of $0.4 million related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA, offset by a decrease in materials expense of $0.2 million. Research and development expenses as a percentage of sales decreased to 6.4% for the three months ended July 2, 2011 from 6.6% for the three months ended July 3, 2010.

Other expense (income), net decreased by $1.8 million to $0.1 million of expense for the three months ended July 2, 2011, from $1.9 million of expense for the three months ended July 3, 2010, primarily as a result of a decrease in foreign currency transaction losses due to the reduction in the intercompany account balances of the Company’s subsidiaries denominated in different currencies subject to changes in the foreign exchanges rates.

Income tax expense increased by $0.5 million to $1.4 million for the three months ended July 2, 2011 from $0.9 million for the three months ended July 3, 2010. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.4 million and $14.1 million at July 2, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.1 million and $11.1 million at July 2, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 25.3% for the three months ended July 2, 2011 from 32.1% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $2.4 million to $4.2 million for the three months ended July 2, 2011 from $1.8 million for the three months ended July 3, 2010 as a result of the factors described above.

Six Months Ended July 2, 2011 Compared to the Six Months Ended July 3, 2010

Total sales increased by $24.3 million, or 27.6%, to $112.3 million in the six months ended July 2, 2011 from $88.0 million for the six months ended July 3, 2010. This increase is attributable primarily to an increase in worldwide demand for products in all regions as a result of the continuing recovery in the global economy and the increase in sales of the Company’s new Laser Scanner products. Product sales increased by $21.5 million, or 30.2%, to $92.7 million for the six months ended July 2, 2011 from $71.2 million for the six months ended July 3, 2010. Service revenue increased by $2.8 million, or 16.7%, to $19.6 million for the six months ended July 2, 2011 from $16.8 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased by $8.5 million or 26.0%, to $41.2 million for the six months ended July 2, 2011 from $32.7 million in the six months ended July 3, 2010. Product sales in the Americas region increased by $7.4 million, or 29.8%, to $32.4 million for the six months ended July 2, 2011 from $25.0 million in the prior year period. Service revenue in the Americas region increased by $1.1 million, or 13.8%, to $8.8 million for the six months ended July 2, 2011 from $7.7 million in the same period during the prior year, due primarily to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased by $8.8 million, or 25.8%, to $43.0 million for the six months ended July 2, 2011 from $34.2 million in the six months ended July 3, 2010. Product sales in the Europe/Africa region increased by $7.7 million, or 27.7%, to $35.6 million for the six months ended July 2, 2011 from $27.9 million in the prior year period. Service revenue in the Europe/Africa region increased by $1.1 million, or 17.6%, to $7.4 million for the six months ended July 2, 2011 from $6.3 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $7.0 million, or 33.0%, to $28.1 million for the six months ended July 2, 2011 from $21.1 million in the six months ended July 3, 2010. Product sales in the Asia/Pacific region increased by $6.4 million, or 35.3%, to $24.6 million for the six months ended July 2, 2011 from $18.2 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.5 million, or 17.2%, to $3.4 million for the six months ended July 2, 2011 from $2.9 million in the same period during the prior year, due primarily to an increase in Customer Service revenue.

Gross profit increased by $11.3 million, or 21.6%, to $63.8 million for the six months ended July 2, 2011 from $52.5 million for the six months ended July 3, 2010. Gross margin decreased to 56.8% for the six months ended July 2, 2011 from 59.7% for the six months ended July 3, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 62.3% in the six months ended July 2, 2011 from 66.4% for the six months ended July 3, 2010 primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues remained relatively flat at 30.9% in the six months ended July 2, 2011 and 31.0% for the six months ended July 3, 2010.

Selling expenses increased by $6.2 million, or 26.7%, to $29.5 million for the six months ended July 2, 2011 from $23.3 million for six months ended July 3, 2010, primarily due to an increase in commission and compensation expense of $4.1 million, an increase in travel related expenses of $1.2 million, and an a increase in marketing and advertising expenses of $0.9 million.

Worldwide sales and marketing headcount increased by 24, or 8.0%, to 323 at July 2, 2011 from 299 at July 3, 2010. Regionally, the Company’s sales and marketing headcount increased by 8, or 10.0%, to 88 from 80 for the Americas; increased by 5, or 4.5%, in Europe/Africa to 117 from 112; and increased by 11, or 10.3%, in Asia/Pacific, to 118 from 107.

As a percentage of sales, selling expenses decreased to 26.2% of sales in the six months ended July 2, 2011 from 26.4% in the six months ended July 3, 2010. Regionally, selling expenses were 22.1% of sales in the Americas for the six months ended July 2, 2011 compared to 22.2% of sales in the prior year period; 30.9% of sales for Europe/Africa for the six months ended July 3, 2011 compared to 29.5% of sales from the same period in the prior year; and 25.1% of sales for the six months ended July 2, 2011 compared to 28.0% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $1.2 million, or 10.0%, to $13.5 million for the six months ended July 2, 2011 from $12.3 million for the six months ended July 3, 2010, primarily due to increases in compensation expenses of $1.2 million, increases in training and recruiting costs of $0.2 million, offset by a decrease of $0.3 million in legal fees primarily related to patent litigation.

Depreciation and amortization expenses increased by $0.2 million to $3.3 million for the six months ended July 2, 2011 from $3.1 million for the six months ended July 2, 2010, primarily due to an increase in property and equipment.

Research and development expenses increased to $7.4 million for the six months ended July 2, 2011 from $6.0 million for the six months ended July 3, 2010, primarily as a result of an increase in compensation expenses of $1.3 million, costs of $0.4 million related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA, offset by a decrease in material costs of $0.2 million. Research and development expenses as a percentage of sales decreased to 6.6% for the six months ended July 2, 2011 from 6.8% for the six months ended July 3, 2010.

Other expense (income), net decreased by $2.3 million to $0.0 million for the six months ended July 2, 2011 from $2.3 million of expense for the six months ended July 3, 2010, primarily as a result of a decrease in foreign exchange transaction losses due to the reduction in the intercompany account balances of the Company’s subsidiaries denominated in different currencies subject to changes in foreign exchange rates.

Income tax expense increased by $0.9 million to $2.6 million for the six months ended July 2, 2011 from $1.7 million for the six months ended July 3, 2010. This change was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.4 million and $14.1 million at July 2, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.1 million and $11.1 million at July 2, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 25.8% for the six months ended July 2, 2011 from 30.0% in the prior year period, primarily as result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $3.6 million to $7.5 million for the six months ended July 2, 2011 from $3.9 million for the six months ended July 3, 2010 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6.6 million to $57.3 million at July 2, 2011, from $50.7 million at December 31, 2010. The increase was primarily attributable to an increase in net income and non-cash expenses of $13.2 million, proceeds from and tax benefits of stock option exercises of $7.9 million, offset by a decrease in working capital of $11.1 million and $3.0 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% – 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of July 2, 2011 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2012. The Company has not drawn on this line of credit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 63.3% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 4, 2011, the U.S. District Court for the District of Massachusetts found that with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct. The patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing, and the Company believes it does not infringe patent 7,313,264 and that it is invalid and unenforceable.

On May 26, 2011 the Company renewed its Motion for Summary Judgment of non-infringement. On June 28, 2011, the Court heard oral arguments on the Company’s motion, as well as on Nikon’s Renewed Motion for Summary Judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct. The Court took all matters under advisement, and has not issued any decisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the first half of fiscal 2011 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 3, 2011	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)