Form 10-Q
period 2011-10-01
FARO TECHNOLOGIES INC
filed 2011-11-02
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

There were 16,627,341 shares of the registrant’s common stock outstanding as of October 28, 2011.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended October 1, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	Oct 1, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$54,345	$50,722
Short-term investments	64,995	64,986
Accounts receivable, net	50,670	51,862
Inventories, net	49,299	28,242
Deferred income taxes, net	4,349	4,455
Prepaid expenses and other current assets	10,713	8,045

Total current assets	234,371	208,312

Property and Equipment:
Machinery and equipment	28,217	24,840
Furniture and fixtures	6,005	5,700
Leasehold improvements	10,151	9,682

Property and equipment at cost	44,373	40,222
Less: accumulated depreciation and amortization	(28,298)	(24,982)

Property and equipment, net	16,075	15,240

Goodwill	18,998	19,015
Intangible assets, net	6,978	7,204
Service inventory	15,683	13,726
Deferred income taxes, net	2,520	2,522

Total Assets	$294,625	$266,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,647	$12,025
Accrued liabilities	16,633	15,208
Income taxes payable	391	1,138
Current portion of unearned service revenues	15,010	13,357
Customer deposits	2,490	3,679
Current portion of obligations under capital leases	25	91

Total current liabilities	46,196	45,498
Unearned service revenues - less current portion	8,785	6,758
Deferred tax liability, net	1,160	1,161
Obligations under capital leases - less current portion	156	125

Total Liabilities	56,297	53,542

Commitments and contingencies - See Note R

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,306,911 and 16,894,374 issued; 16,626,676 and 16,214,139 outstanding, respectively	17	17
Additional paid-in capital	167,491	156,310
Retained earnings	71,889	57,983
Accumulated other comprehensive income	8,006	7,242
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	238,328	212,477

Total Liabilities and Shareholders’ Equity	$294,625	$266,019

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010

SALES
Product	$54,032	$36,725	$146,682	$107,875
Service	10,775	8,561	30,402	25,385

Total Sales	64,807	45,286	177,084	133,260

COST OF SALES
Product	21,605	12,901	56,527	36,796
Service	6,813	6,002	20,380	17,602

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	28,418	18,903	76,907	54,398

GROSS PROFIT	36,389	26,383	100,177	78,862

OPERATING EXPENSES:
Selling	14,696	11,707	44,157	34,969
General and administrative	6,424	7,201	19,931	19,476
Depreciation and amortization	1,711	1,779	5,047	4,834
Research and development	3,591	2,850	11,037	8,836

Total operating expenses	26,422	23,537	80,172	68,115

INCOME FROM OPERATIONS	9,967	2,846	20,005	10,747

OTHER (INCOME) EXPENSE
Interest income	(19)	(38)	(84)	(83)
Other expense (income), net	780	(544)	775	1,800
Interest expense	2	2	33	31

INCOME BEFORE INCOME TAX EXPENSE	9,204	3,426	19,281	8,999

INCOME TAX EXPENSE	2,775	1,098	5,376	2,770

NET INCOME	$6,429	$2,328	$13,905	$6,229

NET INCOME PER SHARE - BASIC	$0.39	$0.14	$0.85	$0.39

NET INCOME PER SHARE - DILUTED	$0.38	$0.14	$0.83	$0.38

Weighted average shares - Basic	16,609,005	16,160,378	16,435,337	16,144,366

Weighted average shares - Diluted	16,849,282	16,270,741	16,788,776	16,292,938

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	Oct 1, 2011	Oct 2, 2010
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$13,905	$6,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,047	4,834
Compensation for stock options and restricted stock units	2,042	1,799
Provision for bad debts	1,620	1,638
Deferred income tax expense	111	1,210
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(460)	(2,548)
Inventories, net	(23,682)	(5,141)
Prepaid expenses and other current assets	(2,707)	(3,455)
Income tax benefit from exercise of stock options	(1,412)	(27)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,068	4,197
Income taxes payable	597	(318)
Customer deposits	(1,116)	444
Unearned service revenues	3,593	923

Net cash (used in) provided by operating activities	(1,394)	9,785

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,370)	(2,533)
Payments for intangible assets	(646)	(574)

Net cash used in investing activities	(4,016)	(3,107)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,490
Payments on notes payable	—	(2,490)
Payments on capital leases	(140)	(60)
Income tax benefit from exercise of stock options	1,412	27
Proceeds from issuance of stock, net	7,727	380

Net cash provided by financing activities	8,999	347

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34	2,522

INCREASE IN CASH AND CASH EQUIVALENTS	3,623	9,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,722	35,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,345	$44,625

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Nine Months Ended October 1, 2011 and October 2, 2010

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively, the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus 3D and FARO 3D Imager AMP, all laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended October 1, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is it expected to have a material impact in future periods.

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

In December 2010, the FASB issued accounting standard ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“ASU 2010-28”). ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. For public entities, ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended October 1, 2011 and October 2, 2010:

	For the Nine Months Ended
	October 1, 2011	October 2, 2010
Risk-free interest rate	0.66% and 1.83%	1.85% and 2.14%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	47.9% - 48.7%	43.5% and 46.5%
Weighted-average expected volatility	48.7%	46.5%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $676 and $596 for the three months ended October 1, 2011 and October 2, 2010, respectively, and $2,070 and $1,819 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

A summary of stock option activity and weighted average exercise prices for the nine months ended October 1, 2011 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of October 1, 2011
Outstanding at January 1, 2011	1,098,859	$21.37
Granted	271,412	35.89
Forfeited	(26,993)	28.21
Exercised	(397,498)	19.47

Outstanding at October 1, 2011	945,780	$26.13	4.8	$6,273

Options exercisable at October 1, 2011	493,973	$22.94	3.9	$4,255

The weighted-average grant-date fair value of the stock options granted during the nine months ended October 1, 2011 and October 2, 2010 was $14.15 and $9.30 per option, respectively. The total intrinsic value of stock options exercised during the three months ended October 1, 2011 and October 2, 2010 was $1.4 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the nine months ended October 1, 2011 and October 2, 2010 was $8.4 million and $0.2 million, respectively. The total fair value of stock options vested during the three months ended October 1, 2011 and October 2, 2010 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the nine months ended October 1, 2011 and October 2, 2010 was $1.6 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended October 1, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	40,313	$23.53
Granted	18,117	38.97
Forfeited	(624)	18.96
Vested	(28,207)	26.10

Non-vested at October 1, 2011	29,599	$30.62

As of October 1, 2011, there was $4.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	Oct 1, 2011	Oct 2, 2010

Cash paid for interest	$31	$29
Cash paid for income taxes	$4,266	$2,749

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at October 1, 2011 included U.S. Treasury Bills totaling $65.0 million that mature through March 12, 2012. The interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at October 1, 2011 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of Oct 1, 2011	As of December 31, 2010
Accounts receivable	$55,362	$56,562
Allowance for doubtful accounts	(4,692)	(4,700)

Total	$50,670	$51,862

NOTE K – INVENTORIES

Inventories consist of the following:

	As of Oct 1, 2011	As of December 31, 2010
Raw materials	$28,836	$12,743
Finished goods	5,849	3,441
Sales demonstration inventory	17,296	14,662
Reserve for excess and obsolete	(2,682)	(2,604)

Inventory	$49,299	$28,242

Service inventory	$15,683	$13,726

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,609,005	$0.39	16,160,378	$0.14	16,435,337	$0.85	16,144,366	$0.39

Effect of dilutive securities	240,277	(0.01)	110,363	—	353,439	(0.02)	148,572	(0.01)

Diluted EPS	16,849,282	$0.38	16,270,741	$0.14	16,788,776	$0.83	16,292,938	$0.38

There were 4,750 antidilutive securities excluded for the three month and nine month periods ended October 1, 2011 and there were 732,991 and 1,074,269 antidilutive shares excluded for the three month period and nine month period ended October 2, 2010 as they were out-of-the money stock options.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of Oct 1, 2011	As of December 31, 2010
Accrued compensation and benefits	$8,566	$8,303
Accrued warranties	2,173	1,857
Professional and legal fees	1,165	1,000
Other accrued liabilities	4,729	4,048

	$16,633	$15,208

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.3 million and $14.1 million at October 1, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.3 million and $11.1 million at October 1, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 27.9% for the nine months ended October 1, 2011 from 30.8% for the nine months ended October 2, 2010. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2011 and 2010 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.7 million, or $0.04 per share, in the nine month period ended October 1, 2011, and $0.3 million, or $0.02 per share, in the nine month period ended October 2, 2010.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions, including employment, spending, and capital investment, with which the Company expects to continue to comply. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.2 per share, during the nine month period ended October 1, 2011, and $0.6 million, or $0.04 per share, in the nine month period ended October 2, 2010.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur Research and Development expenses in its Asia Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Americas Region
Net sales to external customers	$24,992	$17,400	$66,230	$50,075
Operating income (loss)	3,086	(842)	3,690	(1,075)
Long-lived assets	22,875	21,804	22,875	21,804
Capital expenditures	807	332	2,541	972
Total assets	152,175	135,309	152,175	135,309

Europe/Africa Region
Net sales to external customers	$25,416	$16,610	$68,370	$50,803
Operating income	2,468	896	3,375	4,282
Long-lived assets	17,250	17,246	17,250	17,246
Capital expenditures	429	523	1,438	1,203
Total assets	90,381	78,278	90,381	78,278

Asia Pacific Region
Net sales to external customers	$14,399	$11,276	$42,484	$32,382
Operating income	4,413	2,792	12,940	7,540
Long-lived assets	1,926	2,127	1,926	2,127
Capital expenditures	94	272	497	577
Total assets	52,069	38,560	52,069	38,560

Totals
Net sales to external customers	$64,807	$45,286	$177,084	$133,260
Operating income	9,967	2,846	20,005	10,747
Long-lived assets	42,051	41,177	42,051	41,177
Capital expenditures	1,330	1,127	4,476	2,752
Total assets	294,625	252,147	294,625	252,147

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMPREHENSIVE INCOME (LOSS)

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010

NET INCOME	$6,429	$2,328	$13,905	$6,229
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(4,578)	5,445	764	984

COMPREHENSIVE INCOME	$1,851	$7,773	$14,669	$7,213

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

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of October 1, 2011, the Company does not have any long-term commitments for purchases.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010, and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010.

A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful. On February 22, 2011, the Court denied Nikon’s motion for summary judgment on the Company’s counterclaims for antitrust violations and unfair trade practices without prejudice. On February 24, 2011, the Court denied the Company’s motion for summary judgment of non-infringement without prejudice. On May 4, 2011, the Massachusetts Court found that, with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct.

On May 26, 2011, the Company renewed its motion for summary judgment of non-infringement. On June 28, 2011, the Court heard oral arguments on the Company’s motion, as well as on Nikon’s renewed motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct.

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264.

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

NOTE S – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of October 1, 2011 the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit.

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

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the imposition of penalties against the Company if it fails to comply with its continuing obligations with respect to the FCPA Matter.

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

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) raw material price fluctuations, (iv) expansion of the Company’s manufacturing capability and other inflationary pressures, (v) the size and timing of customer orders, (vi) the amount of time that it takes to fulfill orders and ship the Company’s products, (vii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (viii) increases in operating expenses required for product development and new product marketing, (ix) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (x) the timing and market acceptance of new products and product enhancements, (xi) customer order deferrals in anticipation of new products and product enhancements, (xii) the Company’s success in expanding its sales and marketing programs, (xiii) start-up costs associated with opening new sales offices outside of the United States, (xiv) fluctuations in revenue without proportionate adjustments in fixed costs, (xv) the efficiencies achieved in managing inventories and fixed assets, (xvi) investments in potential acquisitions or strategic sales, product or other initiatives, (xvii) adverse changes in the manufacturing industry and general economic conditions, (xviii) compliance with government regulations including health, safety, and environmental matters, (xix) the ultimate costs of the Company’s monitoring obligations in respect of the Foreign Corrupt Practices Act (“FCPA”) matter; and (xx) other factors noted herein;

•

changes in gross margins due to changing product mix of products sold and the different gross margins on different products, or as a result of extraordinary production costs associated with the roll-out of new products:

•

potential shrinkage or other inventory losses, particularly to the extent the Company or its competitors introduce new products or design improvements that render the Company’s existing products obsolete, resulting in existing inventory having little or no value;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Tracker ION, the FARO Focus 3D, the FARO 3D Imager AMP, and their companion CAM2 software, provide for Computer-Aided Design (“CAD”)-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of October 1, 2011, the Company’s products have been purchased by approximately 11,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker ION and FARO Focus 3D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world. It maintains sales offices in China, France, Germany, Great Britain, Italy, India, Japan, Malaysia, Netherlands, Poland, Spain, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific. In the nine months ended October 1, 2011, 37.4% of the Company’s sales were in the Americas compared to 37.6% in the first nine months of 2010, 38.6% were in the Europe/Africa region compared to 38.1% in the first nine months of 2010, and 24.0% were in the Asia/Pacific region compared to 24.3% in the same prior year period. The Company continues to see sales growth in all regions as a result of a number of factors, including: continuing market demand for and acceptance of the Company’s products, increased sales activity in part through additional sales staff worldwide, and new products and product enhancements such as the FARO Edge Arm and the FARO Focus 3D Laser Scanner. In the third quarter of 2011, new order bookings increased $13.4 million, or 28.6%, to $60.2 million from $46.8 million in the prior year period. New orders increased $4.3 million, or 22.9%, in the Americas in the three months ended October 1, 2011 to $23.1 million from $18.8 million in the prior year period. New orders increased $6.7 million, or 40.4%, to $23.3 million in Europe/Africa in the third quarter of 2011 from $16.6 million in the third quarter of 2010. In Asia/Pacific, new orders increased $2.4 million, or 21.1%, to $13.8 million from $11.4 million for the comparable period in 2010.

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

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2010 or the nine months ended October 1, 2011.

The Company has a history of sales and earnings growth and has been profitable for 29 of the past 33 quarters, incurring a net loss in each of the four quarters of fiscal 2009, primarily as a result of a decrease in product sales due to the deterioration of the global economy. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Gage and Laser Scanner; and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its Chinese subsidiary that may have violated the Foreign Corrupt Practices Act or the FCPA and other applicable laws, which we refer to as the FCPA Matter, and entered into settlement agreements and documents with the SEC and the U.S. Department of Justice or the DOJ, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. As a result of delays in the SEC/DOJ approval of the monitor, the Company is currently still in the monitoring period, which otherwise would have already expired. The Company is cooperating with the monitor as the monitor implements and completes a work plan to assess the Company’s compliance with the requirements of the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended October 1, 2011 Compared to the Three Months Ended October 2, 2010

Sales increased by $19.5 million, or 43.1%, to $64.8 million in the three months ended October 1, 2011 from $45.3 million for the three months ended October 2, 2010. This increase resulted primarily due to an increase in worldwide demand for products in all regions related to the increase in sales of the Company’s new Laser Scanner product and some recovery in the global economy. Product sales increased by $17.3 million, or 47.1%, to $54.0 million for the three months ended October 1, 2011 from $36.7 million for the third quarter of 2010. Service revenue increased by $2.2 million, or 25.9%, to $10.8 million for the three months ended October 1, 2011 from $8.6 million in the same period during the prior year primarily due to an increase in Customer Service revenue.

Sales in the Americas region increased by $7.6 million, or 43.6%, to $25.0 million for the three months ended October 1, 2011 from $17.4 million in the three months ended October 2, 2010. Product sales in the Americas region increased by $7.2 million, or 53.0%, to $20.6 million for the three months ended October 1, 2011 from $13.4 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.4 million, or 11.8%, to $4.4 million for the three months ended October 2, 2011 from $4.0 million in the same period during the prior year primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Europe/Africa region increased by $8.8 million, or 53.0%, to $25.4 million for the three months ended October 1, 2011 from $16.6 million in the three months ended October 2, 2010. Product sales in the Europe/Africa region increased by $7.2 million, or 53.1%, to $20.9 million for the three months ended October 1, 2011 from $13.7 million in the third quarter of the prior year. Service revenue in the Europe/Africa region increased by $1.6 million, or 52.5%, to $4.5 million for the three months ended October 1, 2011 from $2.9 million in the same period during the prior year primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Asia/Pacific region increased by $3.1 million, or 27.7%, to $14.4 million for the three months ended October 1, 2011 from $11.3 million in the three months ended October 2, 2010. Product sales in the Asia/Pacific region increased by $2.9 million, or 30.4%, to $12.5 million for the three months ended October 1, 2011 from $9.6 million in the third quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.2 million, or 12.3%, to $1.9 million for the three months ended October 1, 2011 from $1.7 million in the same period during the prior year primarily due to an increase in Warranty revenue.

Gross profit increased by $10.0 million, or 37.9%, to $36.4 million for the three months ended October 1, 2011 from $26.4 million for the three months ended October 2, 2010. Gross margin decreased to 56.1% for the three months ended October 1, 2011 from 58.3% for the three months ended October 2, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 60.0% in the three months ended October 1, 2011 from 64.9% for the three months ended October 2, 2010 primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues increased to 36.8% in the three months ended October 1, 2011 from 29.9% for the three months ended October 2, 2010, primarily due to an increase in Customer Service and Warranty revenue.

Selling expenses increased by $3.0 million, or 25.5%, to $14.7 million for the three months ended October 1, 2011 from $11.7 million for three months ended October 2, 2010. This increase was primarily due to an increase in compensation and commissions expense of $2.4 million, an increase in marketing and advertising costs of $0.4 million, and an increase in travel related costs of $0.4 million.

Worldwide sales and marketing headcount increased by 26, or 8.6%, to 328 at October 1, 2011 from 302 at October 2, 2010. Regionally, the Company’s sales and marketing headcount increased by 9, or 11.0%, to 91 from 82 for the Americas; increased by 4, or 3.6%, in Europe/Africa to 115 from 111; and increased by 13, or 11.9%, in Asia/Pacific to 122 from 109. The Company intends to selectively increase its sales and marketing headcount as the markets demand.

As a percentage of sales, selling expenses decreased to 22.7% of sales in the three months ended October 1, 2011 from 25.9% in the three months ended October 2, 2010. Regionally, selling expenses were 18.5% of sales in the Americas for the quarter, compared to 21.6% of sales in the third quarter of 2010; 26.4% of sales for Europe/Africa for the quarter compared to 29.1% of sales from the same period in the prior year; and 23.3% of sales for the quarter compared to 27.7% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses decreased by $0.8 million, or 10.8%, to $6.4 million for the three months ended October 1, 2011 from $7.2 million for the three months ended October 2, 2010, primarily due to a decrease in legal and professional fees of $0.7 million related to the cost of the FCPA monitor in connection with the DOJ and SEC settlement and a decrease in expenses related to patent litigation of $0.2 million.

Depreciation and amortization expenses decreased by $0.1 million to $1.7 million for the three months ended October 1, 2011 from $1.8 million for the three months ended October 2, 2010.

Research and development expenses increased to $3.6 million for the three months ended October 1, 2011 from $2.8 million for the three months ended October 2, 2010, primarily as a result of an increase in compensation expense of $0.5 million and subcontractors’ expense of $0.2 million. Research and development expenses as a percentage of sales decreased to 5.5% for the three months ended October 1, 2011 from 6.3% for the three months ended October 2, 2010.

Other expense (income), net increased by $1.3 million to $0.8 million of expense for the three months ended October 1, 2011, from $0.5 million of income for the three months ended October 2, 2010, primarily as a result of an increase in foreign currency transaction losses due to the effects of changes in foreign exchange rates on the intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $1.7 million to $2.8 million for the three months ended October 1, 2011 from $1.1 million for the three months ended October 2, 2010. This increase was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.3 million and $14.1 million at October 1, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.3 million and $11.1 million at October 1, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 30.1% for the three months ended October 1, 2011 from 32.0% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $4.1 million to $6.4 million for the three months ended October 1, 2011 from $2.3 million for the three months ended October 2, 2010 as a result of the factors described above.

Nine Months Ended October 1, 2011 Compared to the Nine Months Ended October 2, 2010

Total sales increased by $43.8 million, or 32.9%, to $177.1 million in the nine months ended October 1, 2011 from $133.3 million for the nine months ended October 2, 2010. This increase is attributable primarily to an increase in worldwide demand for products in all regions as a result of the increase in sales of the Company’s new Laser Scanner product and some recovery in the global economy. Product sales increased by $38.8 million, or 36.0%, to $146.7 million for the nine months ended October 1, 2011 from $107.9 million for the nine months ended October 2, 2010. Service revenue increased by $5.0 million, or 19.8%, to $30.4 million for the nine months ended October 1, 2011 from $25.4 million in the same period during the prior year primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Americas region increased by $16.1 million, or 32.3%, to $66.2 million for the nine months ended October 1, 2011 from $50.1 million in the nine months ended October 2, 2010. Product sales in the Americas region increased by $14.5 million, or 38.0%, to $53.0 million for the nine months ended October 1, 2011 from $38.5 million in the prior year period. Service revenue in the Americas region increased by $1.6 million, or 13.3%, to $13.2 million for the nine months ended October 1, 2011 from $11.6 million in the same period during the prior year, due primarily to an increase in Customer Service and Warranty revenue.

Sales in the Europe/Africa region increased by $17.6 million, or 34.6%, to $68.4 million for the nine months ended October 1, 2011 from $50.8 million in the nine months ended October 2, 2010. Product sales in the Europe/Africa region increased by $14.9 million, or 35.8%, to $56.6 million for the nine months ended October 1, 2011 from $41.6 million in the prior year period. Service revenue in the Europe/Africa region increased by $2.6 million, or 29.0%, to $11.8 million for the nine months ended October 1, 2011 from $9.2 million in the same period during the prior year primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Asia/Pacific region increased by $10.1 million, or 31.2%, to $42.5 million for the nine months ended October 1, 2011 from $32.4 million in the nine months ended October 2, 2010. Product sales in the Asia/Pacific region increased by $9.3 million, or 33.4%, to $37.1 million for the nine months ended October 1, 2011 from $27.8 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.8 million, or 17.5%, to $5.4 million for the nine months ended October 1, 2011 from $4.6 million in the same period during the prior year, due primarily to an increase in Customer Service revenue.

Gross profit increased by $21.3 million, or 27.0%, to $100.2 million for the nine months ended October 1, 2011 from $78.9 million for the nine months ended October 2, 2010. Gross margin decreased to 56.6% for the nine months ended October 1, 2011 from 59.2% for the nine months ended October 2, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 61.5% in the nine months ended October 1, 2011 from 65.9% for the nine months ended October 2, 2010 primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues increased to 33.0% in the nine months ended October 1, 2011 from 30.7% in the nine months ended October 2, 2010 primarily due to an increase in Customer Service and Warranty revenue.

Selling expenses increased by $9.2 million, or 26.3%, to $44.2 million for the nine months ended October 1, 2011 from $35.0 million for nine months ended October 2, 2010, primarily due to an increase in commission and compensation expense of $6.5 million, an increase in travel related expenses of $1.6 million, and an a increase in marketing and advertising expenses of $1.3 million.

Worldwide sales and marketing headcount increased by 26, or 8.6%, to 328 at October 1, 2011 from 302 at October 2, 2010. Regionally, the Company’s sales and marketing headcount increased by 9, or 11.0%, to 91 from 82 for the Americas; increased by 4, or 3.6%, in Europe/Africa to 115 from 111; and increased by 13, or 11.9%, in Asia/Pacific to 122 from 109. The Company intends to selectively increase its sales and marketing headcount as the markets demand.

As a percentage of sales, selling expenses decreased to 24.9% of sales in the nine months ended October 1, 2011 from 26.2% in the nine months ended October 2, 2010. Regionally, selling expenses were 20.8% of sales in the Americas for the nine months ended October 1, 2011 compared to 22.0% of sales in the prior year period; 29.2% of sales for Europe/Africa for the nine months ended October 1, 2011 compared to 29.4% of sales from the same period in the prior year; and 24.5% of sales for the nine months ended October 1, 2011, compared to 27.9% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.4 million, or 2.3%, to $19.9 million for the nine months ended October 1, 2011 from $19.5 million for the nine months ended October 2, 2010, primarily due to increases in compensation expenses of $1.6 million, offset by a decrease of $0.5 million in legal and professional fees primarily related to the cost of the FCPA monitor in connection with the DOJ and SEC settlement and a decrease in expenses related to patent litigation of $0.7 million.

Depreciation and amortization expenses increased by $0.2 million to $5.0 million for the nine months ended October 1, 2011 from $4.8 million for the nine months ended October 2, 2010, primarily due to an increase in property and equipment.

Research and development expenses increased to $11.0 million for the nine months ended October 1, 2011 from $8.8 million for the nine months ended October 2, 2010, primarily as a result of an increase in compensation expenses of $1.8 million and costs of $0.4 million related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales decreased to 6.2% for the nine months ended October 1, 2011 from 6.6% for the nine months ended October 2, 2010.

Other expense (income), net decreased by $1.1 million to $0.7 million of expense for the nine months ended October 1, 2011 from $1.8 million of expense for the nine months ended October 2, 2010, primarily as a result of a decrease in foreign exchange transaction losses due to the effects of changes in foreign exchange rates on the intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $2.6 million to $5.4 million for the nine months ended October 1, 2011 from $2.8 million for the nine months ended October 2, 2010. This change was primarily due to an increase in pretax income. Total deferred taxes for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.3 million and $14.1 million at October 1, 2011 and December 31, 2010, respectively. The related valuation allowance was $12.3 million and $11.1 million at October 1, 2011 and December 31, 2010, respectively. The Company’s effective tax rate decreased to 27.9% for the nine months ended October 1, 2011 from 30.8% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $7.7 million to $13.9 million for the nine months ended October 1, 2011 from $6.2 million for the nine months ended October 2, 2010 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3.6 million to $54.3 million at October 1, 2011, from $50.7 million at December 31, 2010. The increase was primarily attributable to an increase in net income and non-cash expenses of $22.7 million, proceeds from and tax benefits of stock option exercises of $9.1 million, offset by a decrease in working capital of $24.1 million, primarily used for the purchases of raw materials of $16.1 million to meet the increased sales of the Focus 3D Laser Scanner product, and $4.0 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of October 1, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2012. The Company has not drawn on this line of credit.

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

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in its calculations, in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

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

The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of October 1, 2011, 62.6% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010, and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010.

A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful. On February 22, 2011, the Court denied Nikon’s motion for summary judgment on the Company’s counterclaims for antitrust violations and unfair trade practices without prejudice. On February 24, 2011, the Court denied the Company’s motion for summary judgment of non-infringement without prejudice. On May 4, 2011, the Massachusetts Court found that, with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct.

On May 26, 2011, the Company renewed its motion for summary judgment of non-infringement. On June 28, 2011, the Court heard oral arguments on the Company’s motion, as well as on Nikon’s renewed motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct.

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the SEC.These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2010 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the nine month period ended October 1, 2011, under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a- 14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a- 14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 2, 2011	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)