Form 10-K
period 2011-12-31
FARO TECHNOLOGIES INC
filed 2012-02-28
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $708 million (based on the last sale on such date on the NASDAQ Global Select Market).

As of February 9, 2012, there were outstanding 16,772,131 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products;

•

the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance into its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market

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

as well as other risks and uncertainties discussed in Part I, Item 1A in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker ION™, the FARO Focus3D, the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2011, the Company’s products have been purchased by approximately13,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Boeing, Bombadier, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Northrup Grumman, Siemens and Volkswagen, among many others.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

Industry Background

The Company believes four principal forces drive the need for its products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9001 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects, 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

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

Traditional products do not measure up. A significant aspect of the manufacturing process entails measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products, and traditional (or fixed) coordinate measurement machines, or CMM, for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.

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

☐	Articulated Arm – The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Digital rotational transducers located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

☐	Computer—The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measurement arm, computer and installed software are sold as a system. The Company purchases the computers sold with its products from various suppliers.

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

☐	Laser Tracker – The FARO Laser Tracker ION utilizes an ultra-precise laser beam to measure objects of up to 230 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker ION advances already-proven tracker technology. Among its many enhanced features is AgileADM™, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

☐	Computer – The FARO Laser Tracker ION includes a notebook or desktop style computer, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

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

The FARO 3D Imager AMP. The FARO 3D Imager AMP is a high-performance non-contact 3-D Imager, capable of collecting millions of points to generate infinitely-focused fringe patterns. The FARO 3D Imager AMP creates a highly-accurate point cloud of objects in the AMP’s field of view. This technology is used in quality control to improve product quality and reduce scrap, as well as for reverse engineering and rapid manufacturing.

CAM2 Software. CAM2 is the Company’s family of proprietary CAD-based measurement and statistical process control software used with the Company’s measurement devices. The CAM2 product line includes the following software programs, many of which are translated into multiple languages:

☐	CAM2 Q allows the FARO Laser ScanArm to automatically recognize geometric features for non-contact inspection. In addition, customers can measure with multiple FaroArms and FARO Laser Tracker IONs simultaneously to achieve geometry calculations accurate to one half-micron. CAM2 Q also contains a fully customizable user interface, allowing users to create and organize a work environment that best meets the user’s needs.

☐	CAM2 Measure X allows customers to compare measurements of manufactured components or assemblies with the corresponding CAD data for the components or assemblies. CAM2 Measure X is offered with the FaroArm and the FARO Laser Tracker ION.

☐	Soft Check Tool is a custom software program designed to lead an operator through a measurement process on the FaroArm or FARO Laser Tracker ION with minimal training. These programs are created by the Company from specifications provided by the customer.

☐	FARO Gage Software, used with the FARO Gage, includes a dedicated graphical interface designed for the ease of use of the operator. Capable of producing graphical and tabular reports, the software runs a library of gauging and Soft Check tools.

☐	FARO Focus3D Software. The Company has a number of programs available for use with its Focus3D product, as follows:

•	FARO Scout is a software tool for displaying 3-D measurements and navigation in huge pointclouds.

•	FARO Scene displays, analyzes, administers and edits 3-D measurements in pointclouds, including registration of multiple pointclouds.

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

Customers

As of December 2011, the Company’s products have been purchased by approximately 13,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler AG, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of approximately 5.1% of the Company’s total revenues in 2011. No customer represented more than 1.0% of the Company’s sales in 2011.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2011, the Company employed 90, 113, and 124 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company sells most of its products through direct sales representation in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. The Company also sells its products through distributors, although this has historically represented a small percentage of total sales. Note 17 to the Company’s “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations and export sales.

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

Research and Development

The Company believes that its future success depends on its ability to maintain technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. The field of 3-D measurement continues to expand and new technologies and applications will be essential to competing in this market. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company’s existing technological base and the enhancement and development of additional applications for its products.

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

At December 31, 2011, the Company employed 104 scientists and technicians in its research and development efforts. Research and development expenses were approximately $15.2 million in 2011, compared to $12.7 million in 2010 and $12.6 million in 2009.

Intellectual Property

The Company holds or has pending 158 patents in the United States and related patents worldwide, which generally expire on a rolling basis between 2012 and 2029. The Company also has 22 registered or pending trademarks in the United States and worldwide, which generally expire on a rolling basis between 2013 and 2031.

The Company relies on a combination of contractual provisions and trade secret laws to protect its proprietary information. However, there can be no assurance that the steps taken by the Company to protect its trade secrets and proprietary information will be sufficient to prevent misappropriation of its proprietary information or preclude third-party development of similar intellectual property.

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

The Company does not believe that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements, which could have a material adverse effect upon the Company’s business, operating results and financial condition. In addition, such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all.

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP and FARO Laser Tracker ION products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2012.

Manufacturing consists primarily of assembling and integrating components and subassemblies purchased from suppliers into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to the Company’s specifications. All products are assembled, calibrated and tested for accuracy and functionality before shipment. The Company performs limited in-house circuit board assembly and component part machining. Typically, the Company enters into purchase commitments for manufacturing components to cover production requirements for 60 to 90 days.

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, the Company’s manufacturing sites in Lake Mary, Florida; Kennett Square, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, the Company’s service sites in the United States, Germany, India, Japan, China, Singapore and Brazil have joint certification and accreditation to these key standards. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

The Company’s efforts to register its manufacturing, engineering and design headquarters to the ISO-9001 standard in concert with the ISO9001:2008 Quality Management System Certification is expected to increase the quality of the Company’s processes, products and services worldwide. Additionally, the Company takes a global approach to ISO17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with similar scopes of accreditation and capabilities for the products generated and serviced.

Competition

The Company’s portable measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3-D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, the Company competes with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon, and with Steinbichler Optotechink GmbH and GOM Gmbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain and extend the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors, including some manufacturers of fixed-base CMMs and Hexagon, possess substantially greater financial, technical, and marketing resources than the Company possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow the Company to successfully compete as the industry evolves. As the market for the Company’s portable measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws, which makes illegal any payments to government officials or government employees that are intended to induce their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions that are more highly prone to risk under these anti-corruption laws.

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

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, although the Company expects to have all products in compliance in 2012. However, if the Company is unable to do so, and the RoHS exemption is removed, it would be unable to sell its products in European Union countries and China, as well as several possible states in the United States, which would have a material adverse effect on its sales and results of operations.

Backlog

At December 31, 2011, the Company had orders representing approximately $20.2 million in sales outstanding. The majority of these specific orders were shipped by February 9, 2012, and, as of February 9, 2012, the Company had orders representing approximately $20.4 million in sales outstanding. The Company believes that substantially all of the outstanding sales orders as of February 12, 2012 will be shipped during 2012. At December 31, 2010 and 2009, the Company had orders representing approximately $23.0 million and $17.6 million in sales outstanding, respectively.

Employees

At December 31, 2011, the Company had 885 full-time employees, consisting of 327 sales and marketing professionals, 157 production staff, 104 research and development staff, 113 administrative staff, and 184 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software in each of these regions. These activities represent approximately 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed. Information regarding the Company’s net sales, operating income, and long-lived assets by geographic region is set forth in Note 17 to the Consolidated Financial Statements under Part II, Item 8 to this Annual Report on Form 10-K.

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

Any of the following risks and uncertainties could materially and adversely affect our business, results of operations, liquidity, and financial condition. However, predicting or identifying all such risks and uncertainties is not possible. As a result, the following factors should not be considered to be a complete discussion of the Company’s risks and uncertainties.

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

A significant portion of the Company’s sales are to manufacturers in the automotive, aerospace, and heavy equipment industries. The Company is dependent upon the continued viability and financial stability of its customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending.

Customers’ buying process for the Company’s products is highly decentralized and typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2011, approximately 58% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. However, most of the Company’s customers have a decentralized buying process for measurement devices, and the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its financial condition and target financial results.

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

The Company may face difficulties managing the effects of its growth.

If its business grows rapidly in the future, the Company expects it to result in:

•	increased complexity;

•	increased responsibility for existing and new management personnel; and

•	incremental strain on its operations and financial and management systems.

•	If the Company is not able to manage the effects of its future growth, its business, financial condition and operating results may be harmed.

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

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in any region where the Company has a facility could result in physical damage to, and complete or partial closure of, one or more of the Company’s manufacturing facilities, which could adversely affect the Company’s business, operations and financial performance. Interruptions in the Company’s manufacturing operations or damage to its manufacturing facilities could reduce the Company’s revenues and increase its costs, and the extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although the Company maintains insurance coverage, it can offer no assurance that its insurance coverage will be adequate to cover any losses or that it will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which the Company is insured, the Company’s business, results of operations and financial condition could be adversely affected.

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

The market price of the Company’s common stock may also be affected by its inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of the Company’s common stock to decline significantly. Volatility in its stock price may result in the inability of the Company’s shareholders to sell their shares at or above the price at which they purchased them.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010 and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010.

A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful. On February 22, 2011, the Massachusetts Court denied Nikon’s motion for summary judgment on the Company’s counterclaims for antitrust violations and unfair trade practices without prejudice. On February 24, 2011, the Massachusetts Court denied the Company’s motion for summary judgment of non-infringement without prejudice. On May 4, 2011, the Massachusetts Court found that, with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct.

On May 26, 2011, the Company renewed its motion for summary judgment of non-infringement. On June 28, 2011, the Massachusetts Court heard oral arguments on the Company’s motion, as well as on Nikon’s renewed motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Massachusetts Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct.

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with US. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

The Company’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol “FARO”.

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market:

	2011		2010
	High	Low	High	Low
First Quarter	40.99	28.62	27.02	16.80
Second Quarter	45.42	36.66	29.40	17.60
Third Quarter	48.93	30.47	22.62	17.82
Fourth Quarter	49.45	29.45	33.52	21.63

As of February 10, 2012, the Company had 57 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company did not purchase any shares in the year ended December 31, 2011 under the repurchase program.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following line graph compares the cumulative five-year returns on the Company’s common stock with (1) the cumulative returns of the NASDAQ Composite-Total Return and (2) the Morningstar Scientific & Technical Instruments Index.

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 30, 2006, the last trading day before the beginning of the Company’s fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

Company/Market/Peer Group	2006	2007	2008	2009	2010	2011
FARO Technologies, Inc.	$100.00	$113.05	$70.13	$89.18	$136.58	$191.34
NASDAQ Composite-Total Returns	$100.00	$110.65	$66.42	$96.54	$114.06	$113.16
Morningstar Scientific & Technical Instruments	$100.00	$128.44	$56.56	$84.79	$111.67	$110.35

ITEM 6. SELECTED FINANCIAL DATA.

	Historical - Year ended December 31,
in thousands, except share and per-share data	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Sales	$254,164	$191,775	$147,703	$209,249	$191.617
Gross profit	143,689	113,398	80,708	125,226	115,043
Income (loss) from operations	32,858	16,927	(10,989)	18,937	19,111
Income (toss) before income tax expense	31,705	14,215	(10,158)	18,360	23,036
Net income (loss)	23,377	11,068	(10,582)	13,952	18,093
Net income (loss) per common share:
Basic	$1.42	$0.69	$(0.66)	$0.84	$1.17
Diluted	$1.39	$0.68	$(0.66)	$0.83	$1.15
Weighted average shares outstanding:
Basic	16,503,773	16,153,831	16,125,449	16,632,608	15,443,259
Diluted	16,868,471	16,365,826	16,125,449	16,734,403	15,722,215

	Historical - as at December 3l,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Working capital	$197,539	$162,814	$148,213	$163,230	$154,946
Total assets	312,791	266,019	235,710	259,314	243,539
Total debt-capital leases	341	216	273	368	240
Total shareholders’ equity	247,898	212,477	196,598	212,308	194,499

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Tracker ION, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2 software systems provide for CAD-based inspection, high-density surveying and other applications. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process.

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

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker ION products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region, and in its manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO FOCUS3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2012.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction. Therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2011, 2010 or 2009.

The Company was profitable in each quarter in the years ended December 31, 2011 and December 31, 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws, which we refer to as the “FCPA Matter”, and entered into settlement agreements and related documents with the SEC and the U.S. Department of Justice, or the DOJ, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. As a result of delays in the SEC/DOJ approval of the monitor, the Company is currently still in the monitoring period, which otherwise would have already expired. The Company is cooperating with the monitor as the monitor completes a work plan to assess the Company’s compliance with the requirements of the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2011	2010	2009
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	43.5%	40.9%	45.4%

Gross margin	56.5%	59.1%	54.6%
Operating expenses:
Selling	24.4%	26.4%	32.9%
General and administrative	10.5%	14.0%	16.9%
Depreciation and amortization	2.6%	3.3%	3.7%
Research and development	6.0%	6.6%	8.5%

Total operating expenses	43.5%	50.3%	62.0%
Income (loss) from operations	13.0%	8.8%	(7.4%)
Interest income	0.0%	(0.1%)	(0.2%)
Other expense (income), net	0.5%	1.5%	(0.4%)
Interest expense	0.0%	0.0%	0.1%

Income (loss) before income tax expense	12.5%	7.4%	(6.9%)
Income tax expense	3.3%	1.6%	0.3%

Net Income (toss)	9.2%	5.8%	(7.2%)

2011 Compared to 2010

Sales. Total sales increased $62.4 million, or 32.6%, to $254.2 million in the year ended December 31, 2011 from $191.8 million for the year ended December 31, 2010. This increase resulted primarily from an increase in worldwide demand for products and some recovery in the global economy. Product sales increased by $55.3 million, or 35.2%, to $212.6 million for the year ended December 31, 2011 from $157.3 million in the year ended December 31, 2010. Service revenue increased by $7.1 million, or 20.6%, to $41.6 million for the year ended December 31, 2011 from $34.5 million in the year ended December 31, 2010.

Sales in the Americas region increased $25.1 million, or 34.7%, to $97.5 million for the year ended December 31, 2011 from $72.4 million in the prior year period. Product sales in the Americas region increased by $23.1 million, or 40.7%, to $80.0 million for the year ended December 31, 2011 from $56.9 million in the prior year. Service revenue in the Americas region increased by $2.0 million, or 12.6%, to $17.5 million for the year ended December 31, 2011 from $15.5 million for the prior year, primarily due to an increase in customer service revenue.

Sales in the Europe/Africa region increased $24.9 million, or 33.2%, to $99.6 million for the year ended December 31, 2011 from $74.7 million in the year ended December 31, 2010. Product sales in the Europe/Africa region increased by $21.4 million, or 34.5%, to $83.3 million for the year ended December 31, 2011 from $61.9 million in the prior year. Service revenue in the Europe/Africa region increased by $3.5 million, or 27.2%, to $16.3 million for the year ended December 31, 2011 from $12.8 million in the prior year, primarily due to an increase in customer service revenue.

Sales in the Asia/Pacific region increased $12.4 million, or 27.9%, to $57.1 million for the year ended December 31, 2011 from $44.7 million in the year ended December 31, 2010. Product sales in the Asia/Pacific region increased by $10.8 million, or 28.0%, to $49.3 million for the year ended December 31, 2011 from $38.5 million in the prior year. Service revenue in the Asia/Pacific region increased by $1.6 million, or 26.8%, to $7.8 million for the year ended December 31, 2011 from $6.2 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit increased by $30.3 million, or 26.7%, to $143.7 million for the year ended December 31, 2011 from $113.4 million for the year ended December 31, 2010. Gross margin decreased to 56.5% for the year ended December 31, 2011 from 59.1% for the year ended December 31, 2010. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 61.2% in the year ended December 31, 2011 from 65.3% for the prior year, primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues increased to 32.4% in the year ended December 31, 2011 compared to 30.9% for the prior year.

Selling Expenses. Selling expenses increased by $11.4 million, or 22.6%, to $62.1 million for the year ended December 31, 2011 from $50.7 million for the year ended December 31, 2010. This increase was primarily due to an increase in commissions and compensation expense of $8.8 million, an increase in marketing and advertising expenses of $1.7 million, and an increase in travel expenses of $1.5 million.

Worldwide sales and marketing headcount increased by 27, or 9.0%, to 327 at December 31, 2011 from 300 at December 31, 2010. Regionally, the Company’s sales and marketing headcount increased by 9, or 11.1%, to 90 at December 31, 2011 from 81 at December 31, 2010 for the Americas; increased by 2, or 1.8%, to 113 at December 31, 2011 from 111 at December 31, 2010 in Europe/Africa; and increased by 16, or 14.8%, in Asia/Pacific to 124 at December 31, 2011 from 108 at December 31, 2010.

As a percentage of sales, selling expenses decreased to 24.4% of sales in the year ended December 31, 2011 from 26.4% of sales in the year ended December 31, 2010. Regionally, selling expenses were 20.5% of sales in the Americas for the year ended December 31, 2011 compared to 21.9% of sales in the year ended December 31, 2010; 28.1% of sales for Europe/Africa for the year ended December 31, 2011 compared to 30.1% of sales in the prior year; and 24.9% of sales for Asia/Pacific for the year ended December 31, 2011 compared to 27.5% of sales in the prior year.

General and administrative expenses. General and administrative expenses remained flat at $26.8 million for the years ended December 31, 2011 and December 31, 2010. Increases in compensation costs of $1.7 million and increases in recruiting and relocation costs of $0.3 million were offset by decreases of $1.0 million in bad debt expenses, decreases of $0.4 million related to the FCPA monitor, and a decrease in legal and professional fees related to patent litigation of $0.6 million. General and administrative expenses as a percentage of sales decreased to 10.5% for the year ended December 31, 2011 from 14.0% for the year ended December 31, 2010.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million to $6.7 million for the year ended December 31, 2011 from $6.3 million for the year ended December 31, 2010 as a result of an increase in property, equipment and intangible assets.

Research and development expenses. Research and development expenses increased $2.5 million, or 19.7%, to $15.2 million for year ended December 31, 2011 from $12.7 million for the year ended December 31, 2010, primarily due to an increase in compensation of $1.9 million, subcontractor expenses of $0.6 million and expenses of $0.4 million related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales decreased to 6.0% for the year ended December 31, 2011 from 6.6% for the year ended December 31, 2010.

Other (income) expense, net. Other (income) expense, net decreased by $1.6 million to $1.2 million of expense for the year ended December 31, 2011, from expense of $2.8 million for the year ended December 31, 2010, primarily as a result of a decrease in foreign exchange transaction losses due to the effects of changes in foreign exchange rates on the value of intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense. Income tax expense increased by $5.2 million to $8.3 million for the year ended December 31, 2011 from $3.1 million for the year ended December 31, 2010, primarily due to an increase in pretax income. The Company’s effective tax rate increased to 26.3% for the year ended December 31, 2011 compared to 22.1% for the year ended December 31, 2010, primarily due to the release of a valuation allowance of approximately $1.2 million in the year ended December 31, 2010 related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction. Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.9 million and $14.1 million at December 31, 2011 and 2010, respectively. The related valuation allowance was $11.8 million and $11.1 million at December 31, 2011 and 2010, respectively.

Net income. Net income increased by $12.3 million to $23.4 million for the year ended December 31, 2011 from $11.1 million for the year ended December 31, 2010 as a result of the factors described above.

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

Selling Expenses. Selling expenses increased by $2.1 million, or 4.3%, to $50.7 million for the year ended December 31, 2010 from $48.6 million for the year ended December 31, 2009. This increase was primarily due to an increase in commissions expense of $4.7 million, an increase in product demonstration costs of $1.3 million, and an increase in performance-based bonuses of $0.4 million, offset by a decrease in compensation costs of $3.6 million due to reduced headcount and a decrease in travel expenses of $0.7 million.

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

General and administrative expenses. General and administrative expenses increased by $1.9 million, or 7.3%, to $26.8 million for the year ended December 31, 2010 from $24.9 million for the year ended December 31, 2009. General and administrative expenses increased primarily due to the $1.1 million cost of the FCPA monitor, an increase in legal and professional fees related to patent litigation of $0.8 million, and an increase in performance based bonuses of $1.1 million, offset by a decrease in compensation costs of $0.9 million due to reduced headcount. General and administrative expenses as a percentage of sales decreased to 14.0% for the year ended December 31, 2010 from 16.9% for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $13.8 million to $64.5 million at December 31, 2011 from $50.7 million at December 31, 2010. The increase was primarily attributable to an increase in net income and non-cash expenses of $34.3 million and proceeds from and tax benefits of stock option exercises of $10.7 million, offset by an increase in working capital of $25.6 million primarily related to the increase in raw material inventories to meet the higher level of sales of the Laser Scanner product, and $5.4 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for a line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50%, and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit. The Company believes it will be able to renew its line of credit upon the expiration of the current Amended Loan Agreement, although the terms and conditions may change.

The Company believes that its working capital, anticipated cash flow from operations, cash and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Off Balance Sheet Items

None.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2011 ($ in thousands):

FARO CONSOLIDATED

Contractual Obligations

For the year ended December 31, 2011

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years

Capital lease obligations	$156	$84	$61	$11	$—
Operating lease obligations	18,307	6,254	6,483	3,225	2,345
Purchase obligations	50,262	50,262	—	—	—

Total	$68,725	$56,600	$6,544	$3,236	$2,345

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

Inflation

Inflation did not have a material impact on the Company’s results of operations in recent years, and the Company does not expect inflation to have a material impact on its operations in 2012.

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

Income Taxes

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which it operates, unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

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

If necessary, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2011, 2010 and 2009.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements or disclosures nor is it expected to have a material impact in future periods.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04) . ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective for annual periods beginning after December 15, 2011. We are currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on our financial position and results of operations.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) . The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The adoption of this standard did not have a material impact on its consolidated financial statements and footnote disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011. The adoption of ASU 2009-13 did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 61.6% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2011, 2010 or 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida
February 28, 2012

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$64,540	$50,722
Short-term investments	64,997	64,986
Accounts receivable, net	57,512	51,862
Inventories, net	49,934	28,242
Deferred income taxes, net	5,297	4,455
Prepaid expenses and other current assets	9,207	8,045

Total current assets	251,487	208,312

Property and Equipment:
Machinery and equipment	29,171	24,840
Furniture and fixtures	5,963	5,700
Leasehold improvements	10,233	9,682

Property and equipment at cost	45,367	40,222
Less: accumulated depreciation and amortization	(29,134)	(24,982)

Property and equipment, net	16,233	15,240

Goodwill	18,610	19,015
Intangible assets, net	6,849	7,204
Service inventory	17,316	13,726
Deferred income taxes, net	2,296	2,522

Total Assets	$312,791	$266,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,396	$12,025
Accrued liabilities	18,076	15,208
Income taxes payable	2,682	1,138
Current portion of unearned service revenues	15,638	13,357
Customer deposits	4,072	3,679
Current portion of obligations under capital leases	84	91

Total current liabilities	53,948	45,498
Unearned service revenues - less current portion	9,540	6,758
Deferred tax liability, net	1,148	1,161
Obligations under capital leases - less current portion	257	125

Total Liabilities	64,893	53,542

Commitments and contingencies - See Note 13

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,381,110 and 16,894,374 issued; 16,700,875 and 16,214,139 outstanding, respectively	17	17
Additional paid-in capital	169,780	156,310
Retained earnings	81,360	57,983
Accumulated other comprehensive income	5,816	7,242
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	247,898	212,477

Total Liabilities and Shareholders’ Equity	$312,791	$266,019

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2011	2010	2009
SALES
Product	$212,635	$157,331	$117,714
Service	41,529	34,444	29,989

Total Sales	254,164	191,775	147,703

COST OF SALES
Product	82,408	54,571	46,293
Service	28,067	23,806	20,702

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	110,475	78,377	66,995

GROSS PROFIT	143,689	113,398	80,708

OPERATING EXPENSES:
Selling	62,117	50,679	48,598
General and administrative	26,806	26,776	24,956
Depreciation and amortization	6,712	6,326	5,530
Research and development	15,196	12,690	12,613

Total operating expenses	110,831	96,471	91,697

INCOME (LOSS) FROM OPERATIONS	32,858	16,927	(10,989)

OTHER (INCOME) EXPENSE
Interest income	(101)	(105)	(253)
Other expense (income) , net	1,217	2,783	(592)
Interest expense	37	34	14

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	31,705	14,215	(10,158)

INCOME TAX EXPENSE	8,328	3,147	424

NET INCOME (LOSS)	$23,377	$11,068	$(10,582)

NET INCOME (LOSS) PER SHARE - BASIC	$1.42	$0.69	$(0.66)

NET INCOME (LOSS) PER SHARE - DILUTED	$1.39	$0.68	$(0.66)

Weighted average shares - Basic	16,503,773	16,153,831	16,125,449

Weighted average shares - Diluted	16,868,471	16,365,826	16,125,449

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total
(in thousands except share data)	Shares	Amounts
BALANCE DECEMBER 31, 2008	16,698,552	$17	$149,298	$57,497	$5,742	$(246)	$212,308

Net loss				(10,582)			(10,582)
Currency translation adjustment					619		619

Comprehensive loss							(9,963)

Stock compensation expense			2,449				2,449
Issuance of restricted stock	42,487
Stock issued for iQvolution milestone earn-outs	30,692		546				546
Stock options exercised	7,750		83				83
Tax benefit from employee stock option exercises			4				4
Stock Buy Back	(624,427)					(8,829)	(8,829)

BALANCE DECEMBER 31, 2009	16,155,054	17	152,380	46,915	6,361	(9,075)	196,598

Net income				11,068			11,068
Currency translation adjustment					881		881

Comprehensive income							11,949

Stock compensation expense	149		2,416				2,416
Issuance of restricted stock	23,181		(24)				(24)
Stock options exercised	75,755		1,405				1,405
Tax benefit from employee stock option exercises			133				133

BALANCE DECEMBER 31, 2010	16,254,139	17	156,310	57,983	7,242	(9,075)	212,477

Net income				23,377			23,377
Currency translation adjustment					(1,426)		(1,426)

Comprehensive income							21,951

Stock compensation expense			2,767				2,767
Issuance of restricted stock	15,039		(40)				(40)
Stock options exercised	471,697		9,150				9,150
Tax benefit from employee stock option exercises			1,593				1,593

BALANCE DECEMBER 31, 2011	16,740,875	$17	$169,780	$81,360	$5,816	$(9,075)	$247,898

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2011	2010	2009
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$23,377	$11,068	$(10,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,712	6,326	5,530
Compensation for stock options and restricted stock units	2,727	2,392	2,449
Provision for bad debts	2,169	2,408	1,852
Deferred income tax expense (benefit)	(672)	(693)	1,986
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(8,979)	(13,018)	5,769
Inventories, net	(27,329)	(6,273)	8,301
Prepaid expenses and other current assets	(1,417)	(2,172)	1,964
Income tax benefit from exercise of stock options	(1,593)	(133)	(4)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,644	10,435	(7,891)
Income taxes payable	2,998	829	(1,749)
Customer deposits	668	1,474	1,736
Unearned service revenues	5,384	2,338	(396)

Net cash provided by operating activities	8,689	14,981	8,965

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,474)	(4,047)	(3,387)
Payments for intangible assets	(890)	(979)	(670)
Purchases of short-term investments	—	—	(64,986)
Proceeds from sales of short-term investments	—	—	81,965

Net cash (used in) provided by investing activities	(5,364)	(5,026)	12,922

FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,490	—
Payments on notes payable	—	(2,490)	—
Payments on capital leases	(163)	(84)	(88)
Income tax benefit from exercise of stock options	1,593	133	4
Purchases of treasury stock	—	—	(8,829)
Proceeds from issuance of stock, net	9,150	1,405	83

Net cash provided by (used in) financing activities	10,580	1,454	(8,830)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(87)	4,235	(1,473)

INCREASE IN CASH AND CASH EQUIVALENTS	13,818	15,644	11,584

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,722	35,078	23,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,540	$50,722	$35,078

The accompanying notes are an integral part of these consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP, all laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $37,531 and $34,763 as of December 31, 2011 and 2010, respectively. The Company does not intend to repatriate those funds.

Accounts Receivable and Related Allowance for Doubtful Accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally charge interest on past due receivables.

Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for approximately 6 to 12 months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

Property and Equipment—Property and equipment purchases exceeding a thousand dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery and equipment	2 to 5 years
Furniture and fixtures	3 to 10 years

Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease, not to exceed 7 years.

Depreciation expense was $5,394, $4,842 and $4,143 in 2011, 2010 and 2009, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life identifiable intangible assets and goodwill are not amortized but are tested for impairment. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

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

If necessary, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair market value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2011, 2010 and 2009.

Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with the Company’s acquisition of iQvolution AG and Dimensional Photonics International. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years.

Product technology and patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents.

Long-Lived Assets—Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there was no impairment of these assets for the years ended December 31, 2011, 2010 and 2009.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Reserve for Warranties—The Company establishes a liability for the twelve-month warranties included with its products by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of the warranty measured in installation-months in each major product group. Warranty reserve is reflected in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month and included in Cost of Sales-Service in the accompanying consolidated statements of operations. This repair rate is multiplied by the number of installation-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence for recoverability, the Company establishes a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over a two-year period.

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

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all dilutive stock options and equity instruments. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 15 - Earnings Per Share.

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

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements or disclosures nor is it expected to have a material impact in future periods.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04) . ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective for annual periods beginning after December 15, 2011. We are currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on our financial position and results of operations.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The adoption of this standard did not have a material impact on its consolidated financial statements and footnote disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011. The adoption of ASU 2009-13 did not have an impact on our consolidated financial statements.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2011	2010	2009

Cash paid for interest	$34	$32	$7

Cash paid for income taxes	5,422	2,870	2,431

Non-Cash Activity:
Value of Shares issued for acquisition of iQvolution	—	—	546

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Years ended December 31,
	2011	2010	2009
Balance, beginning of year	$4,700	$3,159	$1,727
Provision	2,169	2,408	1,852
Amounts written off, net of recoveries	(2,284)	(867)	(420)

Balance, end of year	$4,585	$4,700	$3,159

4.	SHORT-TERM INVESTMENTS

Short-term investments of $65.0 million at December 31, 2011 and 2010 are comprised of U.S. Treasury Bills that mature through June 15, 2012. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at December 31, 2011 and 2010 approximated cost.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2011	As of December 31, 2010
Raw materials	$28,675	$12,743
Finished goods	7,251	3,441
Sales demonstration inventory	16,794	14,662
Reserve for excess and obsolete	(2,786)	(2,604)

Inventory	$49,934	$28,242

Service inventory	$17,316	$13,726

6.	GOODWILL

The Company’s goodwill at December 31, 2011 and 2010 is related to its acquisition of three previous businesses. The Company evaluates each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2011: the Americas Region, the Europe/Africa Region, and the Asia Pacific Region, as shown in the table below. As of December 31, 2011 and 2010, the Company did not have any goodwill that was identified as impaired. The changes in goodwill of $0.4 million in 2011 and $0.9 million in 2010 are to adjustments for changes in foreign exchange rates related to an acquisition made in 2005.

December 31, 2011	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	12,021	—	(405)	11,616
Asia Pacific Region	—	—	—	—

Total	$19,015	$—	$(405)	$18,610

December 31, 2010	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	12,940	—	(919)	12,021
Asia Pacific Region	—	—	—	—

Total	$19,934	$—	$(919)	$19,015

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2011	2010
Amortizable intangible assets:
Product technology	$10,009	$10,501
Patents	7,287	6,523
Other	7,535	7,539

Total	24,831	24,563
Accumulated amortization	(17,982)	(17,359)

Intangible assets - net	$6,849	$7,204

Amortization expense was $1,318, $1,484 and $1,387 in 2011, 2010 and 2009, respectively. The estimated amortization expense for each of the years 2012 through 2016 and thereafter is as follows:

Years ending December 31,	Amount
2012	$1,091
2013	916
2014	825
2015	825
2016	755
Thereafter	2187

$6,599

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2011	2010
Accrued compensation and benefits	$10,665	$8,303
Accrued warranties	2,365	1,857
Professional and legal fees	966	1,000
Other accrued liabilities	4,080	4,048

	$18,076	$15,208

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2011	2010	2009
Beginning Balance	$1,857	$1,253	$2,381
Provision for warranty expense	2,953	2,589	1,731
Warranty expired	(2,445)	(1,985)	(2,859)

Ending Balance	$2,365	$1,857	$1,253

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on June 18, 2009. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 2.25% and 2.50% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2012. The Company has not drawn on this line of credit. The Company believes it will be able to renew its line of credit upon the expiration of the current Amended Loan Agreement, although the terms and conditions may change.

10.	CAPITAL LEASES

Assets under capital leases were $401 and $381 at December 31, 2011 and 2010, respectively. Accumulated depreciation on assets under capital leases was $294 and $202 at December 31, 2011 and 2010, respectively.

11.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2011	2010	2009
Foreign exchange transaction losses (gains)	$1,049	$2,814	$(571)
Other	168	(31)	(21)

Total other expense (income), net	$1,217	$2,783	$(592)

12.	INCOME TAXES

As of December 31, 2011 and 2010, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at January 1,	$265	$645	$349
Additions based on tax positions related to the current year	—	—	31
Additions for tax positions of prior years		—	265
Reductions for tax positions of prior years	—	(380)	—
Settlements	—	—	—

Balance at December 31,	$265	$265	$645

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2011:

Jurisdiction	Open Years	Examination in Process

United States - Federal Income Tax	2005, 2008 - 2011	2009
United States - various states	2006 - 2011	N/A
Germany	2004 - 2011	2004 - 2007
Switzerland	2011	N/A
Singapore	2006 - 2011	N/A

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

The United States Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2009 income tax returns in June 2011 that is currently in process. The IRS completed an examination of the Company’s 2005 to 2007 income tax returns in late 2009. This examination resulted in an assessment of approximately $2.6 million related to the valuation of certain intangible assets contributed to a foreign subsidiary of the Company under a R&D Cost Sharing Arrangement entered into in 2001. This assessment was paid in January 2010 and included in income tax expense for the year ended December 31, 2009. The Company does not expect this assessment will have a prospective impact on its global effective tax rate. The Company believes that it has provided appropriately for any uncertain tax positions that may arise.

The effective income tax rate for 2011, 2010, and 2009 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.9 million, or $0.05 per share, in the year ended December 31, 2011, $0.2 million, or $0.01 per share, in the year ended December 31, 2010, and $1.2 million, or $0.07 per share, in the year ended December 31, 2009.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, during the year ended December 31, 2011, $0.7 million, or $0.04 per share, in the year ended December 31, 2010 and $1.1 million, or $0.07 per share, during the year ended December 31, 2009.

At December 31, 2011 and 2010, the Company’s domestic entities had deferred income tax assets in the amount of $4,957 and $4,564, respectively.

At December 31, 2011 and 2010, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, some of which expire in 5 to 15 years and others which can be carried forward indefinitely, of $14,939 and $14,084, respectively. For financial reporting purposes, a valuation allowance of $11,760 and $11,148, respectively, has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $1.2 million in the year ended December 31, 2010 related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $50.8 million and $38.4 million at December 31, 2011 and 2010, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income (loss) before income taxes consists of the following:

	Years ended December 31,
	2011	2010	2009
Domestic	$14,268	$4,921	$(7,239)
Foreign	17,437	9,294	(2,919)

Income (loss) before income taxes	$31,705	$14,215	$(10,158)

The components of the income tax expense are as follows:

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$4,356	$1,008	$(1,369)
State	423	98	(133)
Foreign	4,195	2,633	(60)

	8,974	3,739	(1,562)

Deferred:
Federal	(400)	150	1,199
State	(40)	15	116
Foreign	(206)	(757)	671

	(646)	(592)	1,986

	$8,328	$3,147	$424

Income tax expense for the years ended December 31, 2011, 2010, and 2009 differs from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2011	2010	2009
Tax expense (benefit) at statutory rate of 35%	$11,097	$4,975	$(3,555)
State income taxes, net of federal benefit	471	162	(239)
Foreign tax rate difference	(2,910)	(1,866)	(1,977)
Research and development credit	(418)	(518)	(123)
Change in valuation allowance	612	545	2,486
IRS settlement	—	—	2,628
Equity based compensation	(91)	479	828
Tax expense related to uncertain tax positions	—	(380)	265
Tax exempt interest income	—	—	(39)
Manufacturing credit	(474)	(167)	—
Other	41	(83)	150

Total income tax expense	$8,328	$3,147	$424

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2011	2010
Net deferred income tax asset - Current
Intercompany profit in inventory	$1,482	$1,504
Warranty costs	291	248
Bad debt reserve	120	112
Inventory reserve	727	655
Unearned service revenue	1,997	1,787
Other	679	149

Net deferred income tax asset - Current	$5,297	$4,455

Net deferred income tax asset - Non-current
Depreciation	$(779)	$(186)
Goodwill amortization	(1,508)	(1,342)
Product design costs	(87)	(61)
Employee stock options	426	202
Unearned service revenue	1,065	973
Loss carryforwards	14,939	14,084

Deferred income tax asset - Non-current	14,056	13,670

Valuation Allowance	(11,760)	(11,148)

Net deferred income tax asset - Non-current	$2,296	$2,522

Net deferred income tax liability - Non-current
Intangible assets	$(1,148)	$(1,161)

13.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases buildings and equipment under operating leases through 2019. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2011:

Years ending December 31,	Amount
2012	$6,254
2013	3,857
2014	2,626
2015	1,673
2016	1,552
Thereafter	2,345

Total future minimum lease payments	$18,307

Rent expense for 2011, 2010 and 2009 was approximately $5,176, $4,044 and $4,680, respectively.

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

On January 29, 2010, the Company filed a motion for summary judgment that the patents-in-suit are unenforceable due to inequitable conduct during patent prosecution. Evidentiary hearings on the issue of inequitable conduct commenced on July 19, 2010 and concluded on October 22, 2010. Post-trial briefing concluded on December 10, 2010. On July 14, 2010, the Company filed a motion for summary judgment of non-infringement of both patents-in-suit. In addition, during the first quarter of 2010, Nikon served a supplemental interrogatory answer revising its alleged date of conception of the patents-in-suit to an earlier date. The Company filed a motion to strike the supplemental interrogatory answer. On August 31, 2010, Nikon filed a motion for summary judgment against the Company’s counterclaims for antitrust violations and unfair trade practices. The Company filed its opposition on October 12, 2010.

A mediation hearing held on February 18, 2011 to settle the matter was unsuccessful. On February 22, 2011, the Massachusetts Court denied Nikon’s motion for summary judgment on the Company’s counterclaims for antitrust violations and unfair trade practices without prejudice. On February 24, 2011, the Massachusetts Court denied the Company’s motion for summary judgment of non-infringement without prejudice. On May 4, 2011, the Massachusetts Court found that, with respect to U.S. Patent No. 6,611,617, Nikon’s patent is unenforceable due to inequitable conduct.

On May 26, 2011, the Company renewed its motion for summary judgment of non-infringement. On June 28, 2011, the Massachusetts Court heard oral arguments on the Company’s motion, as well as on Nikon’s renewed motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court also heard oral arguments regarding an intervening change in the law of inequitable conduct and whether it changes the Massachusetts Court’s May 4, 2011 finding that Nikon’s U.S. Patent No. 6,611,617 is unenforceable due to inequitable conduct.

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with US. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

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

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which 28,583 options are currently outstanding at exercise prices between $1.68 and $27.40. These options have a 10-year term and vest over a 3-year period. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Stock Option Director Plan, of which 3,000 options are currently outstanding at an exercise price of $21.56. The Company was also authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 397,170 options are currently outstanding at exercise prices between $12.50 and $31.06, and 5,251 restricted stock units are outstanding at a stock price of $13.04 to $24.30. These options and restricted stock units have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Stock Option Director Plan or the 2004 Plan. The Company is authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 436,692 options currently outstanding under the 2009 Plan at exercise prices between $17.04 and $39.33. Prior to 2009, upon election to the Board, each non-employee director was granted 3,400 restricted shares of common stock that vested ratably over three years. On the day following the Annual Meeting of Shareholders, each non-employee director, other than a non-employee director who received the initial equity grant in that same year, was granted 2,200 restricted shares of common stock that vested ratably over three years.

Beginning in 2009, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated as of the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the board. Annually on the first business day following the annual meeting of stockholders, each non-employee director is granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to a director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

Compensation costs charged to operations associated with the Company’s stock incentive plans were $2,756, $2,416, and $2,449 in 2011, 2010, and 2009, respectively. The changes in stock option associated compensation cost were due to the vesting of options and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended December 31
	2011	2010	2009
Risk-free interest rate	0.66% and 1.83%	1.85% and 2.14%	1.38% and 1.44%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	4 years	4 years
Expected volatility	47.9% - 48.7%	43.5% and 46.5%	48.3%
Weighted-average expected volatility	48.7%	46.5%	48.3%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at January 1, 2011	1,098,859	$21.37
Granted	272,412	35.89
Forfeited	(34,129)	27.93
Exercised	(471,697)	19.41

Outstanding at December 31, 2011	865,445	$26.72	4.7	$16,684

Options exercisable at December 31, 2011	419,474	$23.66	3.7	$9,372

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 was $14.15, $9.30 and $5.08, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $10.4 million, $0.7 million and $0.05 million, respectively. The total fair value of stock options using the Black-Scholes option pricing model vested during the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $1.7 million and $1.7 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	40,313	$23.53
Granted	32,045	42.04
Forfeited	(624)	18.96
Vested	(28,207)	26.10

Non-vested at December 31, 2011	43,527	$32.31

As of December 31, 2011, there was $4.4 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.0 years.

15.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,503,773	$1.42	16,153,831	$0.69	16,125,449	$(0.66)

Effect of dilutive securities	364,698	(0.03)	211,995	(0.01)	—	—

Diluted EPS	16,868,471	$1.39	16,365,826	$0.68	16,125,449	$(0.66)

The effect of 0, 605,506, and 1,030,578 potentially dilutive securities were not included for 2011, 2010 and 2009 respectively, as they were antidilutive.

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009 and reinstated them on March 1, 2011. Costs charged to operations in connection with the 401(k) plan during 2011 and 2010 aggregated $640 and $0, respectively.

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

The following table presents information about the Company’s reportable segments:

	2011	2010	2009
Americas Region
Net sales to external customers	$97,484	$72,383	$55,062
Operating income (loss)	8,864	185	(13,353)
Long-lived assets	23,024	22,182	21,579
Capital expenditures	3,371	1,864	2,898
Total assets	167,579	140,667	131,477

Europe/Africa Region
Net sales to external customers	$99,568	$74,724	$62,968
Operating income (loss)	6,909	6,362	(371)
Long-lived assets	16,592	17,212	18,245
Capital expenditures	1,748	2,236	515
Total assets	92,231	83,691	74,126

Asia Pacific Region
Net sales to external customers	$57,112	$44,668	$29,673
Operating income	17,085	10,380	2,735
Long-lived assets	2,076	2,065	1,833
Capital expenditures	869	653	536
Total assets	52,981	41,661	30,107

Totals
Net sales to external customers	$254,164	$191,775	$147,703
Operating income (loss)	32,858	16,927	(10,989)
Long-lived assets	41,692	41,459	41,657
Capital expenditures	5,988	4,753	3,949
Total assets	312,791	266,019	235,710

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011

Sales	$52,566	$59,711	$64,807	$77,080
Gross profit	30,272	33,516	36,389	43,512
Net income	3,243	4,233	6,429	9,472
Net income per share:
Basic	$0.20	$0.26	$0.39	$0.57
Diluted	$0.20	$0.25	$0.38	$0.56

Quarter ended	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010

Sales	$42,269	$45,705	$45,286	$58,515
Gross profit	25,391	27,088	26,383	34,536
Net income	2,064	1,837	2,328	4,839
Net income per share:
Basic	$0.13	$0.11	$0.14	$0.30
Diluted	$0.13	$0.11	$0.14	$0.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as required by Exchange Act Rule 13a-1(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited FARO Technologies, Inc. (a Florida Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida
February 28, 2012

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

FARO TECHNOLOGIES, INC.

Date: February 28, 2012	By:	/s/ Keith S. Bair
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

Signature	Title	Date

/s/ Simon Raab	Chairman of the Board and Director	February 28, 2012
Simon Raab

/s/ Jay W. Freeland	President and Chief Executive	February 28, 2012
Jay W. Freeland	Officer (Principal Executive Officer) and Director

/s/ Keith S. Bair	Senior Vice President and Chief	February 28, 2012
Keith S. Bair	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John Caldwell	Director	February 28, 2012
John Caldwell

/s/ Lynn Brubaker	Director	February 28, 2012
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 28, 2012
Stephen R. Cole

/s/ Marvin Sambur	Director	February 28, 2012
Marvin Sambur

/s/ John Donofrio	Director	February 28, 2012
John Donofrio

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.7	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2011, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program*

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company an d Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.18	Amended and Restated Employment Agreement, dated December 14, 2010 by and between the Company and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.19	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference) *

10.20	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.21	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.22	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.23	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.24	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.25	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.26	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.27	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance
Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31,
2009 and incorporated herein by reference).

10.28	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

*	Indicates management contracts and compensatory plans and arrangements