Form 10-K/A
period 2011-12-31
FARO TECHNOLOGIES INC
filed 2012-03-28
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-23081

FARO TECHNOLOGIES, INC.

(Exact name of Registrant as Specified in Its Charter)

Florida	59-3157093
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

250 Technology Park, Lake Mary, FL (Address of Principal Executive Offices)	32746 (Zip Code)

(Registrant’s telephone number, including area code): (407) 333-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	NASDAQ Global Select Market

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to furnish the Extensible Business Reporting Language detail-footnote tagging information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as permitted under the 30 day grace period provided under Item 402(a)(2) of Regulation S-T, as a result of our transition to large accelerated filer status with the conclusion of our 2011 fiscal year.

There are no changes to the earlier filed Annual Report on Form 10-K other than those set forth above and to update the Exhibit Index. This Amendment No. 1 does not reflect events occurring after the filing of the earlier Annual Report on Form 10-K, nor does it otherwise modify or update disclosures therein in any way.

Pursuant to Rule 406T of Regulation S-T, the XBRL Exhibits attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: March 28, 2012	By:	/s/ Keith S. Bair
Keith S. Bair, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.7	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2011, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program* (1)

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company an d Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.18	Amended and Restated Employment Agreement, dated December 14, 2010 by and between the Company and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.19	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference) *

10.20	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.21	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.22	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.23	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.24	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.25	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.26	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.27	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.28	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries (1)

23.1	Consent of Grant Thornton LLP (1)

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report). (1)

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Properties (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

*	Indicates management contracts and compensatory plans and arrangements

(1)	Included as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.

(2)	Filed herewith.