Form 10-Q
period 2012-03-31
FARO TECHNOLOGIES INC
filed 2012-05-01
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were outstanding 16,921,321 shares of the registrant’s common stock as of April 25, 2012.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$73,588	$64,540
Short-term investments	64,993	64,997
Accounts receivable, net	48,731	57,512
Inventories, net	56,342	49,934
Deferred income taxes, net	5,295	5,297
Prepaid expenses and other current assets	11,426	9,207

Total current assets	260,375	251,487

Property and Equipment:
Machinery and equipment	30,248	29,171
Furniture and fixtures	6,066	5,963
Leasehold improvements	10,343	10,233

Property and equipment at cost	46,657	45,367
Less: accumulated depreciation and amortization	(30,677)	(29,134)

Property and equipment, net	15,980	16,233

Goodwill	18,962	18,610
Intangible assets, net	6,790	6,849
Service inventory	18,477	17,316
Deferred income taxes, net	2,349	2,296

Total Assets	$322,933	$312,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,745	$13,396
Accrued liabilities	16,753	18,076
Income taxes payable	746	2,682
Current portion of unearned service revenues	16,475	15,638
Customer deposits	3,933	4,072
Current portion of obligations under capital leases	57	84

Total current liabilities	48,709	53,948
Unearned service revenues - less current portion	9,575	9,540
Deferred tax liability, net	1,159	1,148
Obligations under capital leases - less current portion	392	257

Total Liabilities	59,835	64,893

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,601,556 and 17,381,110 issued; 16,921,321 and 16,700,875 outstanding, respectively	18	17
Additional paid-in capital	176,897	169,780
Retained earnings	88,110	81,360
Accumulated other comprehensive income	7,148	5,816
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	263,098	247,898

Total Liabilities and Shareholders’ Equity	$322,933	$312,791

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2012	April 2, 2011
SALES
Product	$54,424	$42,958
Service	10,805	9,608

Total Sales	65,229	52,566

COST OF SALES
Product	20,506	15,573
Service	7,537	6,721

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	28,043	22,294

GROSS PROFIT	37,186	30,272

OPERATING EXPENSES:
Selling	16,038	14,152
General and administrative	6,628	6,590
Depreciation and amortization	1,679	1,614
Research and development	4,408	3,632

Total operating expenses	28,753	25,988

INCOME FROM OPERATIONS	8,433	4,284

OTHER (INCOME) EXPENSE
Interest income	(101)	(26)
Other (income) expense, net	(140)	(129)
Interest expense	13	29

INCOME BEFORE INCOME TAX EXPENSE	8,661	4,410

INCOME TAX EXPENSE	1,911	1,167

NET INCOME	$6,750	$3,243

NET INCOME PER SHARE - BASIC	$0.40	$0.20

NET INCOME PER SHARE - DILUTED	$0.39	$0.20

Weighted average shares - Basic	16,788,241	16,253,121

Weighted average shares - Diluted	17,162,959	16,598,797

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Net income	$6,750	$3,243
Currency translation adjustments	1,334	2,571

Comprehensive income	$8,084	$5,814

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2012	April, 2, 2011
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$6,750	$3,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,679	1,614
Compensation for stock options and restricted stock units	773	642
Provision for bad debts	11	329
Deferred income tax (benefit) expense	(5)	291
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	9,254	5,412
Inventories, net	(6,432)	(7,525)
Prepaid expenses and other current assets	(1,979)	(509)
Income tax benefit from exercise of stock options	(1,056)	(237)
Increase (decrease) in:
Accounts payable and accrued liabilities	(4,290)	(2,447)
Income taxes payable	(774)	(742)
Customer deposits	(258)	762
Unearned service revenues	661	1,389

Net cash provided by operating activities	4,334	2,222

INVESTING ACTIVITIES:
Purchases of property and equipment	(703)	(1,183)
Payments for intangible assets	(193)	(294)

Net cash (used in) investing activities	(896)	(1,477)

FINANCING ACTIVITIES:
Payments on capital leases	(131)	(22)
Income tax benefit from exercise of stock options	1,056	237
Proceeds from issuance of stock, net	5,288	2,529

Net cash provided by financing activities	6,213	2,744

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(603)	(929)

INCREASE IN CASH AND CASH EQUIVALENTS	9,048	2,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,540	50,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,588	$53,282

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and April 2, 2011

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 only impacted presentation and has not had any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 was adopted during the quarter ended March 31, 2012, and had no impact.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011. The adoption of ASU 2009-13 did not have an impact on the Company’s consolidated financial statements.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is typically the same as the vesting period. The vesting period for the share-based compensation awarded by the Company is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The Company uses the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 31, 2012 and April 2, 2011:

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Risk-free interest rate	0.66%	1.55% and 1.69%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	50.7%	48.7%
Weighted-average expected volatility	50.7%	48.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $836 and $671 for the three months ended March 31, 2012 and April 2, 2011, respectively.

A summary of stock option activity and weighted average exercise prices for the three months ended March 31, 2012 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2012
Outstanding at January 1, 2012	865,445	$26.72
Granted	240,366	57.01
Forfeited	(10,387)	31.40
Exercised	(215,878)	24.50

Outstanding at March 31, 2012	879,546	$35.48	5.2	$20,096

Options exercisable at March 31, 2012	412,020	$24.42	3.9	$13,973

The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2012 and April 2, 2011 was $22.57 and $14.15 per option, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and April 2, 2011 was $6.1 million and $1.85 million, respectively. The aggregate intrinsic values at December 31, 2011 noted in the table above represent the closing price of our common stock traded on NASDAQ, less the weighted average exercise price at period end multiplied by the number of options outstanding and exercisable. The fair value of stock options vested during the three months ended March 31, 2012 and April 2, 2011 was $1.7 million and $1.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2012	43,527	$32.31
Granted	2,948	57.01
Forfeited	(1,619)	27.39
Vested	(5,685)	24.74

Non-vested at March 31, 2012	39,171	$39.07

As of March 31, 2012, there was $9.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.6 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash paid for interest	$11	$11

Cash paid for income taxes	$2,358	$1,270

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2012 and December 31, 2011 include U.S. Treasury Bills totaling $65.0 million that mature through September 13, 2012. The weighted average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at March 31, 2012 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of March 31, 2012	As of December 31, 2011
Accounts receivable	$53,403	$62,097
Allowance for doubtful accounts	(4,672)	(4,585)

Total	$48,731	$57,512

NOTE K – INVENTORIES

Inventories consist of the following:

	As of March 31, 2012	As of December 31, 2011
Raw materials	$34,001	$28,675
Finished goods	8,019	7,251
Sales demonstration inventory	17,352	16,794
Reserve for excess and obsolete	(3,030)	(2,786)

Inventory	$56,342	$49,934

Service inventory	$18,477	$17,316

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 31, 2012		April 2, 2011
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,788,241	$0.40	16,253,121	$0.20

Effect of dilutive securities	374,718	(0.01)	345,676	—

Diluted EPS	17,162,959	$0.39	16,598,797	$0.20

The effect of 240,116 and 253,961 securities were not included for the three months ended March 31, 2012 and April 2, 2011, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of March 31, 2012	As of December 31, 2011
Accrued compensation and benefits	$9,022	$10,665
Accrued warranties	2,470	2,365
Professional and legal fees	1,236	966
Other accrued liabilities	4,025	4,080

	$16,753	$18,076

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Beginning Balance	$2,365	$1,857
Provision for warranty expense	805	487
Warranty expired	(700)	(517)

Ending Balance	$2,470	$1,827

NOTE N – INCOME TAXES

Total deferred tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.8 million and $14.9 million at March 31, 2012 and December 31, 2011, respectively. The related valuation allowance was $11.9 million and $11.8 million at March 31, 2012 and December 31, 2011, respectively. The Company’s effective tax rate was 22.1% for the three months ended March 31, 2012 and 26.5% for the three months ended April 2, 2011 and included a reduction in the income tax rates of 5.0% and 3.5%, respectively, related to the tax benefit of the exercise of employee stock options. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2012 and 2011 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $.02 per share, in the three month period ended March 31, 2012, and $0.0 million, or $0.0 per share, in the three month period ended April 2, 2011.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $.01 per share, during the three month period ended March 31, 2012, and $0.1 million, or $0.01 per share, in the three month period ended April 2, 2011.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	March 31, 2012	April 2, 2011
Americas Region
Net sales to external customers	$25,059	$19,327
Operating income	538	467
Long-lived assets	22,829	22,645
Capital expenditures	562	885
Total assets	171,145	140,772

Europe/Africa Region
Net sales to external customers	$23,046	$19,022
Operating income (loss)	2,304	(308)
Long-lived assets	16,851	18,203
Capital expenditures	182	270
Total assets	97,454	87,547

Asia Pacific Region
Net sales to external customers	$17,124	$14,217
Operating income	5,591	4,125
Long-lived assets	2,051	2,030
Capital expenditures	254	287
Total assets	54,334	46,710

Totals
Net sales to external customers	$65,229	$52,566
Operating income	8,433	4,284
Long-lived assets	41,731	42,878
Capital expenditures	998	1,442
Total assets	322,933	275,029

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases—The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $6.3 million for 2012.

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 31, 2012, the Company does not have any long-term commitments for purchases.

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

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with US. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. A jury trial on the remaining claims is scheduled to begin in the Massachusetts Court on July 30, 2012. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

While it is not possible to predict the outcome of this lawsuit, we believe an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of March 31, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the imposition of penalties against the Company for failure to comply with its continuing obligations with respect to the Foreign Corrupt Practices Act (“FCPA”) Matter.

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

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors, including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, (xx) compliance with government regulations including health, safety, and environmental matters, (xxi) the ultimate costs of the Company’s monitoring obligations in respect of the FCPA matter; and (xxii) other factors noted herein;

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

other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker ION™, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2® software, provide for Computer-Aided Design, or CAD,-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement.

As of March 31, 2012, the Company’s products have been purchased by approximately 13,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

The Company operates in international markets throughout the world. It maintains sales offices in the United States, Brazil, Mexico, France, Germany, Great Britain, Italy, Netherlands, Poland, Spain, China, India, Japan, Malaysia, Singapore, Thailand, and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

In the first quarter of 2012, 38.4% of the Company’s sales were in the Americas compared to 36.8% in the first three months of 2011, 35.3% were in the Europe/Africa region compared to 36.2% in the first quarter of 2011, and 26.3% were in the Asia/Pacific region compared to 27.0% in the same prior year period. In the first quarter of 2012, new order bookings increased $6.2 million, or 11.1%, to $62.1 million from $55.9 million in the prior year period. New orders in the first quarter of 2012 increased $1.4 million, or 6.9%, in the Americas to $21.8 million from $20.4 million in the prior year period. New orders in the first quarter of 2012 increased $1.4 million, or 6.5%, to $22.8 million in Europe/Africa from $21.4 million in the first quarter of 2011. In Asia/Pacific, new orders in the first three months of 2012 increased $3.4 million, or 24.1% to $17.5 million from $14.1 million in the first quarter of 2011.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2011 or the three months ended March 31, 2012.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws, which we refer to as the FCPA Matter, and entered into settlement agreements and related documents with the SEC and the U.S. Department of Justice, or the DOJ, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. As a result of delays in the SEC/DOJ approval of the monitor, the Company is currently still in the monitoring period, which otherwise would have already expired. The Company is cooperating with the monitor as the monitor completes a work plan to assess the Company’s compliance with the requirements of the settlement agreements. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

Sales increased by $12.6 million, or 24.1%, to $65.2 million in the three months ended March 31, 2012 from $52.6 million for the three months ended April 2, 2011. This increase resulted primarily from an increase in worldwide demand for our products. Product sales increased by $11.4 million, or 26.7%, to $54.4 million for the three months ended March 31, 2012 from $43.0 million for the first quarter of 2011. Service revenue increased by $1.2 million, or 12.5%, to $10.8 million for the three months ended March 31, 2012 from $9.6 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Americas region increased $5.8 million, or 29.7%, to $25.1 million for the three months ended March 31, 2012 from $19.3 million in the three months ended April 2, 2011. Product sales in the Americas region increased by $5.4 million, or 35.0%, to $20.6 million for the three months ended March 31, 2012 from $15.2 million in the first quarter of the prior year. Service revenue in the Americas region increased by $0.4 million, or 9.8%, to $4.5 million for the three months ended March 31, 2012 from $4.1 million in the same period during the prior year, primarily due to an increase in Customer Service revenue.

Sales in the Europe/Africa region increased $3.9 million, or 21.2%, to $23.0 million for the three months ended March 31, 2012 from $19.1 million in the three months ended April 2, 2011. Product sales in the Europe/Africa region increased by $3.5 million, or 23.7%, to $18.8 million for the three months ended March 31, 2012 from $15.3 million in the first quarter of the prior year. Service revenue in the Europe/Africa region increased $0.4 million, or 10.9%, to $4.2 million for the three months ended March 31, 2012 from $3.8 million in the same period during the prior year.

Sales in the Asia/Pacific region increased $2.9 million, or 20.4%, to $17.1 million for the three months ended March 31, 2012 from $14.2 million in the three months ended April 2, 2011. Product sales in the Asia/Pacific region increased by $2.5 million, or 20.2%, to $15.0 million for the three months ended March 31, 2012 from $12.5 million in the first quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.4 million, or 22.1%, to $2.1 million for the three months ended March 31, 2012 from $1.7 million in the same period during the prior year.

Gross profit increased by $6.9 million, or 22.8%, to $37.2 million for the three months ended March 31, 2012 from $30.3 million for the three months ended April 2, 2011. Gross margin decreased to 57.0% for the three months ended March 31, 2012 from 57.6% for the three months ended April 2, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 62.3% in the three months ended March 31, 2012 from 63.7% for the three months ended April 2, 2011. Gross margin from product sales decreased primarily as a result of a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues was 30.0% both periods.

Selling expenses increased by $1.8 million, or 13.3%, to $16.0 million for the three months ended March 31, 2012 from $14.2 million for three months ended April 2, 2011. This increase was primarily due to an increase in compensation expense of $0.8 million, an increase in marketing and advertising costs of $0.4 million and an increase in travel related costs of $0.4 million.

Worldwide sales and marketing headcount increased by 15, or 4.6%, to 338 at March 31, 2012 from 323 at April 2, 2011. Regionally, the Company’s sales and marketing headcount increased by 7, or 8.0%, to 94 from 87 for the Americas; decreased by 4, or 3.4%, in Europe/Africa to 113 from 117; and increased by 12, or 10.1%, in Asia/Pacific to 131 from 119.

As a percentage of sales, selling expenses decreased to 24.6% of sales in the three months ended March 31, 2012 from 26.9% of sales in the three months ended April 2, 2011. Regionally, selling expenses were 22.4% of sales in the Americas for the quarter compared to 22.9% of sales in the first quarter of 2011; 27.8% of sales for Europe/Africa compared to 32.4% of sales from the same period in the prior year; and 23.4% of sales for Asia/Pacific compared to 25.1% of sales from the same period in the prior year.

General and administrative expenses were flat at $6.6 million for the three months ended March 31, 2012 and for the three months ended April 2, 2011.

Depreciation and amortization expenses increased slightly to $1.7 million for the three months ended March 31, 2012 from $1.6 million for the three months ended April 2, 2011.

Research and development expenses increased to $4.4 million for the three months ended March 31, 2012 from $3.6 million for the three months ended April 2, 2011 primarily as a result of an increase in compensation expense of $0.5 million. Research and development expenses as a percentage of sales decreased to 6.8% for the three months ended March 31, 2012 from 6.9% for the three months ended April 2, 2011.

Other (income) expense, net remained flat at $0.1 million of income for the three months ended March 31, 2012, and for the three months ended April 2, 2011, and consisted primarily of net foreign currency transaction gains resulting from changes in foreign exchange rates on the value of the current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.7 million to $1.9 million for the three months ended March 31, 2012 from $1.2 million for the three months ended April 2, 2011. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate decreased to 22.1% for the three months ended March 31, 2012 from 26.5% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates, and included a reduction in the income tax rates of 5.0% and 3.5%, respectively, related to the tax benefit of the exercise of employee stock options. The Company’s tax rate continues to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $3.5 million to $6.7 million for the three months ended March 31, 2012 from $3.2 million for the three months ended April 2, 2011 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $9.1 million to $73.6 million at March 31, 2012 from $64.5 million at December 31, 2011. The increase was primarily attributable to an increase in net income and non-cash expenses of $9.2 million and proceeds from stock option exercises of $5.2 million, offset by an increase in working capital of $3.8 million, purchases of equipment and intangible assets of $0.9 million, and the effect of exchange rate changes on cash of $0.6 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of March 31, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Accounting Standards Codification 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the resultant annual goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the year ended December 31, 2011.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with US. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. A jury trial on the remaining claims is scheduled to begin in the Massachusetts Court on July 30, 2012. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

While it is not possible to predict the outcome of this lawsuit, we believe an adverse determination could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2011 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Program

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases under this program during the first quarter of fiscal 2012.

Other Purchases of Equity Securities by the Issuer

During the first quarter of fiscal 2012, the Company indirectly repurchased shares outside of the share repurchase program through net share settlement to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. The following table summarizes this repurchase activity during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	$21,094,621
February 1 – February 29	482	58.55	—	$21,094,621
March 1 – March 31	635	55.91	—	$21,094,621
Total	1,117	$57.05	—	$21,094,621

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Fourth Amendment to Amended and Restated Loan Agreement, dated March 15, 2012, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to current report on Form 8-K, dated March 19, 2012 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 1, 2012	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)