Form 10-Q
period 2012-06-30
FARO TECHNOLOGIES INC
filed 2012-07-31
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 16,946,323 shares of the registrant’s common stock outstanding as of July 27, 2012.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$74,748	$64,540
Short-term investments	64,989	64,997
Accounts receivable, net	53,246	57,512
Inventories, net	54,057	49,934
Deferred income taxes, net	6,190	5,297
Prepaid expenses and other current assets	10,617	9,207

Total current assets	263,847	251,487

Property and Equipment:
Machinery and equipment	30,587	29,171
Furniture and fixtures	6,197	5,963
Leasehold improvements	10,728	10,233

Property and equipment at cost	47,512	45,367
Less: accumulated depreciation and amortization	(31,373)	(29,134)

Property and equipment, net	16,139	16,233

Goodwill	18,339	18,610
Intangible assets, net	6,670	6,849
Service inventory	18,160	17,316
Deferred income taxes, net	2,240	2,296

Total Assets	$325,395	$312,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,295	$13,396
Accrued liabilities	15,674	18,076
Income taxes payable	2,448	2,682
Current portion of unearned service revenues	16,751	15,638
Customer deposits	4,339	4,072
Current portion of obligations under capital leases	38	84

Total current liabilities	48,545	53,948
Unearned service revenues - less current portion	9,232	9,540
Deferred tax liability, net	1,279	1,148
Obligations under capital leases - less current portion	65	257

Total Liabilities	59,121	64,893

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,626,558 and 17,381,110 issued; 16,946,323 and 16,700,875 outstanding, respectively	18	17
Additional paid-in capital	178,361	169,780
Retained earnings	92,844	81,360
Accumulated other comprehensive income	4,126	5,816
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	266,274	247,898

Total Liabilities and Shareholders’ Equity	$325,395	$312,791

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
SALES
Product	$55,432	$49,692	$109,856	$92,650
Service	11,330	10,019	22,135	19,627

Total Sales	66,762	59,711	131,991	112,277

COST OF SALES
Product	22,320	19,349	42,826	34,922
Service	7,382	6,846	14,919	13,567

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	29,702	26,195	57,745	48,489

GROSS PROFIT	37,060	33,516	74,246	63,788

OPERATING EXPENSES:
Selling	15,841	15,309	31,879	29,461
General and administrative	8,134	6,917	14,762	13,507
Depreciation and amortization	1,689	1,722	3,368	3,336
Research and development	4,525	3,814	8,933	7,446

Total operating expenses	30,189	27,762	58,942	53,750

INCOME FROM OPERATIONS	6,871	5,754	15,304	10,038

OTHER (INCOME) EXPENSE
Interest income	(20)	(39)	(121)	(65)
Other (income) expense, net	401	124	261	(5)
Interest expense	7	2	20	31

INCOME BEFORE INCOME TAX EXPENSE	6,483	5,667	15,144	10,077

INCOME TAX EXPENSE	1,749	1,434	3,660	2,601

NET INCOME	$4,734	$4,233	$11,484	$7,476

NET INCOME PER SHARE - BASIC	$0.28	$0.26	$0.68	$0.46

NET INCOME PER SHARE - DILUTED	$0.28	$0.25	$0.67	$0.45

Weighted average shares - Basic	16,921,012	16,448,229	16,861,221	16,349,190

Weighted average shares - Diluted	17,140,115	16,845,877	17,157,185	16,724,019

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$4,734	$4,233	$11,484	$7,476
Currency translation adjustments	(3,022)	2,771	(1,688)	5,342

Comprehensive income	$1,712	$7,004	$9,796	$12,818

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$11,484	$7,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	3,336
Compensation for stock options and restricted stock units	1,866	1,366
Provision for (net recovery of) bad debts	(84)	1,082
Deferred income tax benefit	(744)	(16)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	3,535	5,920
Inventories, net	(6,173)	(14,773)
Prepaid expenses and other current assets	(1,569)	(2,032)
Income tax benefit from exercise of stock options	(1,114)	(1,013)
Increase (decrease) in:
Accounts payable and accrued liabilities	(6,313)	44
Income taxes payable	933	197
Customer deposits	317	(1,723)
Unearned service revenues	1,191	2,200

Net cash provided by operating activities	6,697	2,064

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,533)	(2,534)
Payments for intangible assets	(443)	(425)

Net cash used in investing activities	(2,976)	(2,959)

FINANCING ACTIVITIES:
Payments on capital leases	(98)	(117)
Income tax benefit from exercise of stock options	1,114	1,013
Proceeds from issuance of stock, net	5,601	6,875

Net cash provided by financing activities	6,617	7,771

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(130)	(259)

INCREASE IN CASH AND CASH EQUIVALENTS	10,208	6,617

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,540	50,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,748	$57,339

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Six Months Ended June 30, 2012 and July 2, 2011

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any future period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain prior period amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 only impacted presentation and did not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The specific requirements deferred under ASU 2011-12 are not expected to have any impact on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended June 30, 2012 and July 2, 2011:

	For the Six Months Ended
	June 30, 2012	July 2, 2011
Risk-free interest rate	0.61% - 0.66%	1.12% - 1.83%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	50.4% - 50.7%	47.9% - 48.7%
Weighted-average expected volatility	50.7%	48.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,093 and $723 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $1,929 and $1,394 for the six months ended June 30, 2012 and July 2, 2011, respectively.

A summary of stock option activity and weighted average exercise prices for the six months ended June 30, 2012 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2012
Outstanding at January 1, 2012	865,445	$26.72
Granted	240,866	57.00
Forfeited	(17,557)	30.01
Exercised	(231,109)	24.23

Outstanding at June 30, 2012	857,645	$35.84	5.0	$8,944

Options exercisable at June 30, 2012	389,619	$24.54	3.7	$6,834

The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2012 and July 2, 2011 was $22.57 and $14.17 per option, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2012 and July 2, 2011 was $0.4 million and $5.2 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and July 2, 2011 was $6.5 million and $7.0 million, respectively. The fair value of stock options vested during the three months ended June 30, 2012 and July 2, 2011 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2012 and July 2, 2011 was $1.7 million and $1.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2012	43,527	$32.31
Granted	12,719	49.98
Forfeited	(1,619)	27.39
Vested	(17,160)	35.45

Non-vested at June 30, 2012	37,467	$40.85

As of June 30, 2012, there was $8.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	June 30, 2012	July 2, 2011

Cash paid for interest	$20	$30

Cash paid for income taxes	$2,767	$2,095

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at June 30, 2012 and December 31, 2011 include U.S. Treasury Bills totaling $65.0 million that mature through December 13, 2012. The weighted average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at June 30, 2012 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 30, 2012	As of December 31, 2011
Accounts receivable	$57,579	$62,097
Allowance for doubtful accounts	(4,333)	(4,585)

Total	$53,246	$57,512

NOTE K – INVENTORIES

Inventories consist of the following:

	As of June 30, 2012	As of December 31, 2011
Raw materials	$32,152	$28,675
Finished goods	8,472	7,251
Sales demonstration inventory	16,504	16,794
Reserve for excess and obsolete	(3,071)	(2,786)

Inventory	$54,057	$49,934

Service inventory	$18,160	$17,316

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,921,012	$0.28	16,448,229	$0.26	16,861,221	$0.68	16,349,190	$0.46

Effect of dilutive securities	219,103	—	397,648	(0.01)	295,964	(0.01)	374,829	(0.01)

Diluted EPS	17,140,115	$0.28	16,845,877	$0.25	17,157,185	$0.67	16,724,019	$0.45

The effect of 240,616 and 240,116 securities were not included for the three months and six months ended June 30, 2012, as they were antidilutive. There were no antidilutive securities for the three months and six months ended July 2, 2011, as a result of outstanding stock options being in-the-money.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 30, 2012	As of December 31, 2011
Accrued compensation and benefits	$7,888	$10,665
Accrued warranties	2,445	2,365
Professional and legal fees	1,478	966
Other accrued liabilities	3,863	4,080

	$15,674	$18,076

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2012	July 2, 2011
Beginning Balance	$2,365	$1,857
Provision for warranty expense	1,457	1,170
Warranty expired	(1,377)	(811)

Ending Balance	$2,445	$2,216

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.0 million and $14.9 million at June 30, 2012 and December 31, 2011, respectively. The related valuation allowance was $11.9 million and $11.8 million at June 30, 2012 and December 31, 2011, respectively. The Company’s effective tax rate decreased to 24.2% for the six months ended June 30, 2012 from 25.8% for the six months ended July 2, 2011 and included a reduction in the income tax rates of 2.8% and 4.2%, respectively, related to the tax benefit of the exercise of employee stock options. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2012 and 2011 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.5 million, or $0.03 per share, in the six month period ended June 30, 2012, and $0.0 million, or $0.0 per share, in the six month period ended July 2, 2011.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, during the six month period ended June 30, 2012, and $0.2 million, or $0.01 per share, in the six month period ended July 2, 2011.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits and accounts payable and accruals. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Americas Region
Net sales to external customers	$25,714	$21,911	$50,773	$41,238
Operating (loss) income	(489)	137	49	604
Long-lived assets	22,379	22,723	22,379	22,723
Capital expenditures	332	849	894	1,734
Total assets	171,081	148,395	171,081	148,395

Europe/Africa Region
Net sales to external customers	$23,200	$23,932	$46,246	$42,954
Operating income	1,613	1,215	3,917	907
Long-lived assets	16,146	18,820	16,146	18,820
Capital expenditures	580	739	762	1,009
Total assets	94,777	93,660	94,777	93,660

Asia Pacific Region
Net sales to external customers	$17,848	$13,868	$34,972	$28,085
Operating income	5,747	4,402	11,338	8,527
Long-lived assets	2,623	2,038	2,623	2,038
Capital expenditures	791	116	1,045	403
Total assets	59,537	47,577	59,537	47,577

Totals
Net sales to external customers	$66,762	$59,711	$131,991	$112,277
Operating income	6,871	5,754	15,304	10,038
Long-lived assets	41,148	43,581	41,148	43,581
Capital expenditures	1,703	1,704	2,701	3,146
Total assets	325,395	289,632	325,395	289,632

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

Purchase Commitments—The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 30, 2012, the Company does not have any long-term commitments for these purchases.

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

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with U.S. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. A pre-trial conference was held on June 6, 2012 and a jury trial on the remaining claims is scheduled to begin on July 30, 2012. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

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

NOTE R – LINES OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of June 30, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

As of June 30, 2012, the Company’s products have been purchased by approximately 13,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

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

In the six months ended June 30, 2012, 38.5% of the Company’s sales were in the Americas compared to 36.7% in the first of six months of 2011, 35.0% were in the Europe/Africa region compared to 38.3% in the first six months of 2011, and 26.5% were in the Asia/Pacific region compared to 25.0% in the same prior year period. In the second quarter of 2012, new order bookings increased $8.5 million, or 13.6%, to $71.0 million from $62.5 million in the prior year period. New orders in the second quarter of 2012 increased $4.0 million, or 17.1%, in the Americas to $27.4 million from $23.4 million in the prior year period. New orders in the second quarter of 2012 increased $1.1 million, or 4.5%, to $25.8 million in Europe/Africa from $24.7 million in the second quarter of 2011. In Asia/Pacific, new orders in the second quarter of 2012 increased $3.4 million, or 23.6%, to $17.8 million from $14.4 million in the second quarter of 2011.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2011 or the six months ended June 30, 2012.

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

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws, which we refer to as the FCPA Matter, and entered into settlement agreements and related documents with the SEC and the U.S. Department of Justice, or the DOJ, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. The monitor completed its follow-up review and submitted its final report to the SEC and the DOJ on June 29, 2012. The Company expects that the monitoring period will not be extended beyond submission of the final report, but the Company has not yet received any response from either the SEC or the DOJ to the final report. Either or both of them could require additional steps, including extension of the monitorship, under the terms of the agreements that the Company entered into with the SEC and the DOJ. The Company does not anticipate incurring any further material expenses related to the FCPA Matter. Failure to comply with any continuing obligations with respect to the FCPA Matter could result in the SEC and the DOJ seeking to impose penalties against the Company in the future.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

Sales increased by $7.1 million, or 11.8%, to $66.8 million in the three months ended June 30, 2012 from $59.7 million for the three months ended July 2, 2011. This increase resulted primarily due to an increase in demand for the Company’s products. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $3.0 million, as sales denominated in Euros were translated into U.S. Dollars in the three months ended June 30, 2012. Product sales increased by $5.8 million, or 11.6%, to $55.5 million for the three months ended June 30, 2012 from $49.7 million for the second quarter of 2011. Service revenue increased by $1.3 million, or 13.1%, to $11.3 million for the three months ended June 30, 2012 from $10.0 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Americas region increased by $3.8 million, or 17.4%, to $25.7 million for the three months ended June 30, 2012 from $21.9 million in the three months ended July 2, 2011. Product sales in the Americas region increased by $3.7 million, or 21.5%, to $20.9 million for the three months ended June 30,

2012 from $17.2 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.1 million, or 2.1%, to $4.8 million for the three months ended June 30, 2012 from $4.7 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region decreased by $0.7 million, or 2.9%, to $23.2 million for the three months ended June 30, 2012 from $23.9 million in the three months ended July 2, 2011. The weaker Euro relative to the U.S. Dollar contributed to this decline, as discussed above. Product sales in the Europe/Africa region decreased by $1.2 million, or 5.9%, to $19.1 million for the three months ended June 30, 2012 from $20.3 million in the second quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.5 million, or 13.9%, to $4.1 million for the three months ended June 30, 2012 from $3.6 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $4.0 million, or 28.8%, to $17.9 million for the three months ended June 30, 2012 from $13.9 million in the three months ended July 2, 2011. Product sales in the Asia/Pacific region increased by $3.4 million, or 27.9%, to $15.6 million for the three months ended June 30, 2012 from $12.2 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.6 million, or 35.2%, to $2.3 million for the three months ended June 30, 2012 from $1.7 million in the same period during the prior year.

Gross profit increased by $3.6 million, or 10.6%, to $37.1 million for the three months ended June 30, 2012 from $33.5 million for the three months ended July 2, 2011. Gross margin decreased to 55.5% for the three months ended June 30, 2012 from 56.1% for the three months ended July 2, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 59.7% in the three months ended June 30, 2012 from 61.1% for the three months ended July 2, 2011, primarily as a result of lower average selling prices due to promotions in preparing for new product introductions and an increase in the sales mix of the Laser Scanner product sold to Distributors. Gross margin from service revenues increased to 34.8% in the three months ended June 30, 2012 from 31.7% for the three months ended July 2, 2011, primarily due to an increase in warranty revenue.

Selling expenses increased by $0.5 million, or 3.5%, to $15.8 million for the three months ended June 30, 2012 from $15.3 million for three months ended July 2, 2011. This increase was primarily due to an increase in compensation and commissions expense of $0.3 million and an increase in marketing and advertising costs of $0.2 million.

Worldwide sales and marketing headcount increased by 34, or 10.5%, to 357 at June 30, 2012 from 323 at July 2, 2011. Regionally, the Company’s sales and marketing headcount increased by 15, or 17.0%, to 103 from 88 for the Americas; increased by 3, or 2.6%, in Europe/Africa to 120 from 117; and increased by 16, or 13.6%, in Asia/Pacific to 134 from 118.

As a percentage of sales, selling expenses decreased to 23.7% of sales in the three months ended June 30, 2012 from 25.6% in the three months ended July 2, 2011. Regionally, selling expenses were 20.3% of sales in the Americas for the quarter, compared to 21.4% of sales in the second quarter of 2011; 28.8% of sales for Europe/Africa for the quarter compared to 29.8% of sales from the same period in the prior year; and 22.0% of sales for the quarter compared to 25.2% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $1.2 million, or 17.6%, to $8.1 million for the three months ended June 30, 2012 from $6.9 million for the three months ended July 2, 2011, primarily due to an increase in professional fees of $1.2 million related to the FCPA Matter and $0.4 million related to the patent litigation, offset by a reduction in bad debt expenses of $0.4 million.

Depreciation and amortization expense remained at $1.7 million for the three months ended June 30, 2012 and July 2, 2011.

Research and development expenses increased to $4.5 million for the three months ended June 30, 2012 from $3.8 million for the three months ended July 2, 2011, primarily as a result of an increase in compensation expense of $0.4 million, subcontractors expense of $0.4 million, and an increase in materials expense of $0.2 million, offset by $0.3 million incurred in the three months ended July 2, 2011 related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales increased to 6.8% for the three months ended June 30, 2012 from 6.4% for the three months ended July 2, 2011.

Other expense (income), net increased by $0.3 million to $0.4 million of expense for the three months ended June 30, 2012, from $0.1 million of expense for the three months ended July 2, 2011, primarily as a result of an increase in foreign currency transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.3 million to $1.7 million for the three months ended June 30, 2012 from $1.4 million for the three months ended July 2, 2011. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate increased to 27.0% for the three months ended June 30, 2012 from 25.3% in the prior year period, primarily as a result of a reduction in the income tax rate of 4.7%, related to the tax benefit of the exercise of employee stock options in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.5 million to $4.7 million for the three months ended June 30, 2012 from $4.2 million for the three months ended July 2, 2011 as a result of the factors described above.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

Total sales increased by $19.7 million, or 17.6%, to $132.0 million in the six months ended June 30, 2012 from $112.3 million for the six months ended July 2, 2011. This increase is attributable primarily to an increase in demand for the Company’s products. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $3.9 million, as sales denominated in Euros were translated into U.S. Dollars in the six months ended June 30, 2012. Product sales increased by $17.2 million, or 18.6%, to $109.9 million for the six months ended June 30, 2012 from $92.7 million for the six months ended July 2, 2011. Service revenue increased by $2.5 million, or 12.8%, to $22.1 million for the six months ended June 30, 2012 from $19.6 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Americas region increased by $9.6 million, or 23.3%, to $50.8 million for the six months ended June 30, 2012 from $41.2 million in the six months ended July 2, 2011. Product sales in the Americas region increased by $9.0 million, or 27.8%, to $41.4 million for the six months ended June 30, 2012 from $32.4 million in the prior year period. Service revenue in the Americas region increased by $0.6 million, or 6.8%, to $9.4 million for the six months ended June 30, 2012 from $8.8 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region increased by $3.2 million, or 7.4%, to $46.2 million for the six months ended June 30, 2012 from $43.0 million in the six months ended July 2, 2011. The weaker Euro relative to the U.S. Dollar contributed to this decline, as discussed above. Product sales in the Europe/Africa region increased by $2.3 million, or 6.5%, to $37.9 million for the six months ended June 30, 2012 from $35.6 million in the prior year period. Service revenue in the Europe/Africa region increased by $0.9 million, or 12.2%, to $8.3 million for the six months ended June 30, 2012 from $7.4 million in the same period during the prior year.

Sales in the Asia/Pacific region increased by $6.9 million, or 24.6%, to $35.0 million for the six months ended June 30, 2012 from $28.1 million in the six months ended July 2, 2011. Product sales in the Asia/Pacific region increased by $5.9 million, or 24.0%, to $30.5 million for the six months ended June 30, 2012 from $24.6 million in the prior year period. Service revenue in the Asia/Pacific region increased by $1.1 million, or 32.4%, to $4.5 million for the six months ended June 30, 2012 from $3.4 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Gross profit increased by $10.4 million, or 16.4%, to $74.2 million for the six months ended June 30, 2012 from $63.8 million for the six months ended July 2, 2011. Gross margin decreased to 56.3% for the six months ended June 30, 2012 from 56.8% for the six months ended July 2, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 61.0% in the six months ended June 30,

2012 from 62.3% for the six months ended July 2, 2011 primarily as a result of lower average selling prices due to promotions in preparation for new product introductions, an increase in the sales mix of the Laser Scanner product sold to Distributors, and a change in the historical product sales mix caused by the increase in sales of the new Laser Scanner product which currently has a lower gross margin. Gross margin from service revenues increased to 32.6% in the six months ended June 30, 2012 from 30.9% for the six months ended July 2, 2011.

Selling expenses increased by $2.4 million, or 8.2%, to $31.9 million for the six months ended June 30, 2012 from $29.5 million for the six months ended July 2, 2011, primarily due to an increase in commission and compensation expense of $1.2 million, an increase in marketing and advertising expenses of $0.7 million, and an increase in travel related expenses of $0.3 million.

Worldwide sales and marketing headcount increased by 34, or 10.5%, to 357 at June 30, 2012 from 323 at July 2, 2011. Regionally, the Company’s sales and marketing headcount increased by 15, or 17.0%, to 103 from 88 for the Americas; increased by 3, or 2.6%, in Europe/Africa to 120 from 117; and increased by 16, or 13.6%, in Asia/Pacific, to 134 from 118.

As a percentage of sales, selling expenses decreased to 24.2% of sales in the six months ended June 30, 2012 from 26.2% in the six months ended July 2, 2011. Regionally, selling expenses were 21.3% of sales in the Americas for the six months ended June 30, 2012 compared to 22.1% of sales in the prior year period; 28.3% of sales for Europe/Africa for the six months ended June 30, 2012 compared to 30.9% of sales from the same period in the prior year; and 22.8% of sales for the six months ended June 30, 2012 compared to 25.1% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $1.2 million, or 9.3%, to $14.7 million for the six months ended June 30, 2012 from $13.5 million for the six months ended July 2, 2011, primarily due to an increase in professional fees related to the FCPA Matter of $1.2 million and legal fees primarily related to patent litigation of $0.5 million, offset by a reduction in bad debt expenses of $0.5 million.

Depreciation and amortization expenses remained at $3.3 million for the six months ended June 30, 2012 and July 2, 2011.

Research and development expenses increased to $8.9 million for the six months ended June 30, 2012 from $7.4 million for the six months ended July 2, 2011, primarily as a result of an increase in compensation expenses of $0.9 million, subcontractors expense of $0.7 million, and an increase in materials expense of $0.2 million, offset by $0.3 million incurred in the prior year period related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales increased to 6.8% for the six months ended June 30, 2012 from 6.6% for the six months ended July 2, 2011.

Other expense (income), net increased by $0.2 million to $0.2 million for the six months ended June 30, 2012 from $0.0 million of expense for the six months ended July 2, 2011, primarily as a result of an increase in foreign exchange transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $1.1 million to $3.7 million for the six months ended June 30, 2012 from $2.6 million for the six months ended July 2, 2011. This change was primarily due to an increase in pretax income. The Company’s effective tax rate decreased to 24.2% for the six months ended June 30, 2012 from 25.8% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates and included a reduction in the income tax rates of 2.8% and 4.2%, respectively, related to the tax benefit of the exercise of employee stock options. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $4.0 million to $11.5 million for the six months ended June 30, 2012 from $7.5 million for the six months ended July 2, 2011 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $10.2 million to $74.7 million at June 30, 2012, from $64.5 million at December 31, 2011. The increase was primarily attributable to net income and non-cash expenses of $15.9 million, proceeds from stock option exercises of $5.6 million, partially offset by a decrease in working capital of $8.1 million and $3.0 million in purchases of equipment and intangible assets for the six months ended June 30, 2012.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of June 30, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt Accounting Standards Update 2011-08 at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests, and performed a qualitative assessment at that time.

If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the resultant annual goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management concluded there was no goodwill impairment in the year ended December 31, 2011.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 19, 2011, as a result of these changes in the law of inequitable conduct, the Massachusetts Court vacated its May 4, 2011 decision that U.S. Patent No. 6,611,617 is unenforceable. However, in the same order, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling is to reduce or eliminate the Company’s exposure with respect to claims associated with U.S. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 remains ongoing. A pre-trial conference was held on June 6, 2012 and a jury trial on the remaining claims is scheduled to begin in the Massachusetts Court on July 30, 2012. The Company believes it does not infringe U.S. Patent No. 7,313,264 and that the patent is invalid and unenforceable, and the Company will continue to vigorously defend itself against these claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the first half of fiscal 2012 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Termination Agreement, dated June 18, 2012, by and among Siggi Buss and FARO Europe GmbH & Co. KG, FARO Verwaltungs GmbH, and FARO Deutschland Holding GmbH.*

10.2	Termination Agreement, dated June 18, 2012, by and between Siggi Buss and FARO Swiss Holding GmbH.*

31-A	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: July 31, 2012	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)