Form 10-K/A
period 2011-12-31
FARO TECHNOLOGIES INC
filed 2012-08-24
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (for the period covered by this report), was approximately $708 million (based on the last sale on such date on the NASDAQ Global Select Market).

As of July 27, 2012, there were outstanding 16,946,323 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

FARO Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2012, and as amended by Amendment No. 1 filed with the Commission on March 28, 2012 (“Amendment No. 1”). This Amendment No. 2 is being filed solely for the purpose of correcting a typographical error in Exhibit 23.1, Consent of Grant Thornton LLP, which incorrectly identified the date of Grant Thornton LLP’s audit reports as February 29, 2012, instead of February 28, 2012. A new consent with the correct date is attached hereto as Exhibit 23.1. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits hereto.

No other changes are being made to the Company’s Form 10-K, as amended by Amendment No. 1, other than those set forth above and to update the Exhibit Index. This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K, nor does it otherwise modify or update disclosures there in any way other than as specifically noted above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other periodic reports filed with the Commission subsequent to the filing of the Form 10-K on February 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: August 23, 2012	By:	/s/ Keith S. Bair
Keith S. Bair, Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.7	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2011, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program* (1)

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company and Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.18	Amended and Restated Employment Agreement, dated December 14, 2010 by and between the Company and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.19	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference) *

10.20	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.21	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.22	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.23	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.24	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.25	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.26	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.27	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.28	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries (1)

23.1	Consent of Grant Thornton LLP (3)

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report). (1)

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31-C	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31-D	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Properties (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

*	Indicates management contracts and compensatory plans and arrangements
(1)	Included as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.
(2)	Included as an exhibit to the registrant’s Amendment No. 1 on Form 10-K/A for the fiscal period ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Filed herewith.