Form 10-Q
period 2012-09-29
FARO TECHNOLOGIES INC
filed 2012-10-31
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

There were 16,971,545 shares of the registrant’s common stock outstanding as of October 26, 2012.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 29, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 29, 2012 Unaudited	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$80,505	$64,540
Short-term investments	64,989	64,997
Accounts receivable, net	51,014	57,512
Inventories, net	53,348	49,934
Deferred income taxes, net	6,090	5,297
Prepaid expenses and other current assets	10,383	9,207

Total current assets	266,329	251,487

Property and Equipment:
Machinery and equipment	31,427	29,171
Furniture and fixtures	6,406	5,963
Leasehold improvements	10,780	10,233

Property and equipment at cost	48,613	45,367
Less: accumulated depreciation and amortization	(32,776)	(29,134)

Property and equipment, net	15,837	16,233

Goodwill	18,517	18,610
Intangible assets, net	6,727	6,849
Service inventory	19,535	17,316
Deferred income taxes, net	2,270	2,296

Total Assets	$329,215	$312,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,995	$13,396
Accrued liabilities	16,242	18,076
Income taxes payable	1,611	2,682
Current portion of unearned service revenues	17,163	15,638
Customer deposits	2,347	4,072
Current portion of obligations under capital leases	18	84

Total current liabilities	45,376	53,948
Unearned service revenues - less current portion	9,648	9,540
Deferred tax liability, net	1,259	1,148
Obligations under capital leases - less current portion	66	257

Total Liabilities	56,349	64,893

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,651,780 and 17,381,110 issued; 16,971,545 and 16,700,875 outstanding, respectively	18	17
Additional paid-in-capital	179,975	169,780
Retained earnings	96,519	81,360
Accumulated other comprehensive income	5,429	5,816
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	272,866	247,898

Total Liabilities and Shareholders’ Equity	$329,215	$312,791

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	Sept 29, 2012	Oct 1, 2011	Sept 29, 2012	Oct 1, 2011

SALES
Product	$49,274	$54,032	$159,130	$146,682
Service	11,460	10,775	33,595	30,402

Total Sales	60,734	64,807	192,725	177,084

COST OF SALES
Product	21,107	21,605	63,933	56,527
Service	7,323	6,813	22,242	20,380

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	28,430	28,418	86,175	76,907

GROSS PROFIT	32,304	36,389	106,550	100,177

OPERATING EXPENSES:
Selling	14,154	14,696	46,033	44,157
General and administrative	7,266	6,424	22,028	19,931
Depreciation and amortization	1,796	1,711	5,164	5,047
Research and development	4,065	3,591	12,998	11,037

Total operating expenses	27,281	26,422	86,223	80,172

INCOME FROM OPERATIONS	5,023	9,967	20,327	20,005

OTHER (INCOME) EXPENSE
Interest income	(20)	(19)	(141)	(84)
Other (income) expense, net	(46)	780	215	775
Interest expense	2	2	22	33

INCOME BEFORE INCOME TAX EXPENSE	5,087	9,204	20,231	19,281

INCOME TAX EXPENSE	1,414	2,775	5,074	5,376

NET INCOME	$3,673	$6,429	$15,157	$13,905

NET INCOME PER SHARE - BASIC	$0.22	$0.39	$0.90	$0.85

NET INCOME PER SHARE - DILUTED	$0.21	$0.38	$0.88	$0.83

Weighted average shares - Basic	16,944,120	16,609,005	16,892,338	16,435,337

Weighted average shares - Diluted	17,094,102	16,849,282	17,148,555	16,788,776

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	Sept 29, 2012	Oct 1, 2011	Sept 29, 2012	Oct 1, 2011

Net income	$3,673	$6,429	$15,157	$13,905
Currency translation adjustments	1,303	(4,578)	(385)	764

Comprehensive income	$4,976	$1,851	$14,772	$14,669

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	Sept 29, 2012	Oct 1, 2011
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$15,157	$13,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,164	5,047
Compensation for stock options and restricted stock units	2,956	2,042
Provision for (net recovery of) bad debts	(155)	1,620
Deferred income tax (benefit) expense	(670)	111
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	6,398	(460)
Inventories, net	(5,998)	(23,682)
Prepaid expenses and other current assets	(1,231)	(2,707)
Income tax benefit from exercise of stock options	(1,135)	(1,412)
Increase (decrease) in:
Accounts payable and accrued liabilities	(7,307)	1,068
Income taxes payable	82	597
Customer deposits	(1,707)	(1,116)
Unearned service revenues	1,730	3,593

Net cash provided by (used in) operating activities	13,284	(1,394)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,139)	(3,370)
Payments for intangible assets	(772)	(646)

Net cash used in investing activities	(3,911)	(4,016)

FINANCING ACTIVITIES:
Payments on capital leases	(119)	(140)
Income tax benefit from exercise of stock options	1,135	1,412
Proceeds from issuance of stock, net	6,107	7,727

Net cash provided by financing activities	7,123	8,999

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(531)	34

INCREASE IN CASH AND CASH EQUIVALENTS	15,965	3,623

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,540	50,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,505	$54,345

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Nine Months Ended September 29, 2012 and October 1, 2011

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and subsidiaries (collectively, the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement devices for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser Scan Arm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker Vantage, FARO Focus 3D and FARO 3D Imager AMP, all laser-based measuring devices. Primary markets for the Company’s products include automobile, aerospace, heavy equipment, light manufacturing and machine shops. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any future period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 only impacted presentation and did not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The specific requirements deferred under ASU 2011-12 are not expected to have any impact on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended September 29, 2012 and October 1, 2011:

	For the Nine Months Ended
	September 29, 2012	October 1, 2011

Risk-free interest rate	0.50% - 0.66%	0.66% and 1.83%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	50.4% - 50.7%	47.9% - 48.7%

Weighted-average expected volatility	50.7%	48.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,089 and $676 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $3,022 and $2,070 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

A summary of stock option activity and weighted-average exercise prices for the nine months ended September 29, 2012 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 29, 2012
Outstanding at January 1, 2012	865,445	$26.72
Granted	242,866	56.86
Forfeited	(18,724)	30.95
Exercised	(256,331)	23.82

Outstanding at September 29, 2012	833,256	$36.31	4.8	$7,936

Options exercisable at September 29, 2012	364,397	$24.85	3.5	$6,001

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 29, 2012 and October 1, 2011 was $22.51 and $14.15 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 29, 2012 and October 1, 2011 was $0.5 million and $1.4 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 29, 2012 and October 1, 2011 was $7.1 million and $8.4 million, respectively. No stock options vested during the three months ended September 29, 2012 and October 1, 2011. The total fair value of stock options vested during the nine months ended September 29, 2012 and October 1, 2011 was $1.8 million and $1.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 29, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2012	43,527	$32.31
Granted	12,719	49.98
Forfeited	(1,619)	27.39
Vested	(23,391)	30.28

Non-vested at September 29, 2012	31,236	$45.80

As of September 29, 2012, there was $7.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	Sept 29, 2012	Oct 1, 2011

Cash paid for interest	$21	$31

Cash paid for income taxes	$4,780	$4,266

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at September 29, 2012 and December 31, 2011 included U.S. Treasury Bills totaling $65.0 million that mature through March 12, 2013. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at September 29, 2012 approximated cost plus accrued interest.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of September 29, 2012	As of December 31, 2011
Accounts receivable	$55,331	$62,097
Allowance for doubtful accounts	(4,317)	(4,585)

Total	$51,014	$57,512

NOTE K – INVENTORIES

Inventories consist of the following:

	As of September 29, 2012	As of December 31, 2011
Raw materials	$29,646	$28,675
Finished goods	8,750	7,251
Sales demonstration inventory	18,109	16,794
Reserve for excess and obsolete	(3,157)	(2,786)

Inventory	$53,348	$49,934

Service inventory	$19,535	$17,316

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,944,120	$0.22	16,609,005	$0.39	16,892,338	$0.90	16,435,337	$0.85

Effect of dilutive securities	149,982	(0.01)	240,277	(0.01)	256,217	(0.02)	353,439	(0.02)

Diluted EPS	17,094,102	$0.21	16,849,282	$0.38	17,148,555	$0.88	16,788,776	$0.83

The effect of 240,616 securities were not included for the three months and nine months ended September 29, 2012, as they were antidilutive. There were no antidilutive securities for the three months and nine months ended October 1, 2011, as a result of all outstanding stock options being in-the-money.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of September 29, 2012	As of December 31, 2011
Accrued compensation and benefits	$9,135	$10,665
Accrued warranties	2,246	2,365
Professional and legal fees	1,221	966
Other accrued liabilities	3,640	4,080

	$16,242	$18,076

Activity related to accrued warranties was as follows:

	Nine Months Ended
	Sept 29, 2012	Oct 1, 2011
Beginning Balance	$2,365	$1,857
Provision for warranty expense	2,231	2,033
Warranty expired	(2,350)	(1,717)

Ending Balance	$2,246	$2,173

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $15.0 million and $14.9 million at September 29, 2012 and December 31, 2011, respectively. The related valuation allowance was $12.0 million and $11.8 million at September 29, 2012 and December 31, 2011, respectively. The Company’s effective tax rate decreased to 25.1% for the nine months ended September 29, 2012 from 27.9% for the nine months ended October 1, 2011. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for 2012 and 2011 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.7 million, or $0.04 per share, in the nine month period ended September 29, 2012, and $0.7 million, or $0.04 per share, in the nine month period ended October 1, 2011.

In 2005, the Company opened a regional headquarters and began to manufacture certain of its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions, including employment, spending, and capital investment, with which the Company expects to continue to comply. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, during the nine month period ended September 29, 2012, and $0.3 million, or $0.02 per share, in the nine month period ended October 1, 2011.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits and accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia/Pacific. The Company does not allocate corporate expenses to Europe/Africa or Asia/Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur Research and Development expenses in its Asia Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 29, 2012	Oct 1, 2011	Sept 29, 2012	Oct 1, 2011
Americas Region
Net sales to external customers	$24,849	$24,992	$75,622	$66,230
Depreciation and amortization	1,083	991	3,189	2,970
Operating income	418	3,086	467	3,690
Long-lived assets	21,855	22,875	21,855	22,875
Capital expenditures	175	807	1,069	2,541
Total assets	170,414	152,175	170,414	152,175

Europe/Africa Region
Net sales to external customers	$21,024	$25,416	$67,270	$68,370
Depreciation and amortization	409	502	1,206	1,386
Operating income	1,492	2,468	5,409	3,375
Long-lived assets	16,514	17,250	16,514	17,250
Capital expenditures	526	429	1,288	1,438
Total assets	97,637	90,381	97,637	90,381

Asia/Pacific Region
Net sales to external customers	$14,861	$14,399	$49,833	$42,484
Depreciation and amortization	304	218	769	691
Operating income	3,113	4,413	14,451	12,940
Long-lived assets	2,712	1,926	2,712	1,926
Capital expenditures	246	94	1,291	497
Total assets	61,164	52,069	61,164	52,069

Totals
Net sales to external customers	$60,734	$64,807	$192,725	$177,084
Depreciation and amortization	1,796	1,711	5,164	5,047
Operating income	5,023	9,967	20,327	20,005
Long-lived assets	41,081	42,051	41,081	42,051
Capital expenditures	947	1,330	3,648	4,476
Total assets	329,215	294,625	329,215	294,625

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases — The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $6.3 million for 2012.

Purchase Commitments — The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of September 29, 2012, the Company does not have any long-term commitments for purchases.

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

On September 19, 2011, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling was to reduce or eliminate the Company’s exposure with respect to claims associated with U.S. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 continued.

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company.

Post-trial motions were filed with the Massachusetts Court on September 21, 2012. The Company filed three motions, including a request for attorneys’ fees, a renewed request for judgment as a matter of law and a renewed request for judgment that U.S. Patent No. 6,611,617 is unenforceable. Nikon filed a renewed motion for judgment as a matter of law, or alternatively for a new trial, requesting that the Massachusetts Court reverse the jury’s verdict and uphold the validity of U.S. Patent No. 7,313,264. Briefing on these motions is scheduled to be completed by November 16, 2012.

While it is not possible to predict the outcome of this lawsuit, we believe an adverse determination of the patent infringement claims could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of September 29, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the Company’s ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2® software, provide for Computer-Aided Design, or CAD,-based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement.

As of September 29, 2012, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, British Aerospace, Caterpillar, Daimler Chrysler, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, Nissan, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker Vantage and FARO Focus3D measurement equipment and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker Vantage products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company expects all of its existing plants to have the production capacity necessary to support its volume requirements through 2012.

The Company operates in international markets throughout the world. It maintains sales offices in the United States, Brazil, Mexico, France, Germany, Great Britain, Italy, Netherlands, Poland, Spain, China, India, Japan, Malaysia, Singapore, Thailand, and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

In the nine months ended September 29, 2012, 39.2% of the Company’s sales were in the Americas compared to 36.7% in the first of nine months of 2011, 34.9% were in the Europe/Africa region compared to 38.3% in the first nine months of 2011, and 25.9% were in the Asia/Pacific region compared to 25.0% in the same prior year period. In the third quarter of 2012, new order bookings increased $0.8 million, or 1.3%, to $61.0 million from $60.2 million in the prior year period. New orders in the third quarter of 2012 increased $3.6 million, or 15.6%, in the Americas to $26.7 million from $23.1 million in the prior year period. New orders in the third quarter of 2012 decreased $4.7 million, or 20.2%, to $18.6 million in Europe/Africa from $23.3 million in the third quarter of 2011. In Asia/Pacific, new orders in the third quarter of 2012 increased $1.9 million, or 13.8%, to $15.7 million from $13.8 million in the third quarter of 2011.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2011 or the nine months ended September 29, 2012.

The Company has been profitable in the first three quarters of 2012 and was profitable in each quarter in the years ended December 31, 2011 and December 31, 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and had 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effects of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

FCPA Update

As previously reported by the Company, the Company conducted an internal investigation in 2006 into certain payments made by its China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws, which we refer to as the FCPA Matter, and entered into settlement agreements and related documents with the SEC and the U.S. Department of Justice, or the DOJ, in 2008 related to the FCPA Matter. Under the terms of the agreements with the SEC and the DOJ, the Company assumed a two-year monitoring obligation and other continuing obligations with respect to compliance with the FCPA and other laws, including full cooperation with the U.S. government and the adoption of a compliance code containing specific provisions intended to prevent violations of the FCPA. During the second quarter of 2010, the Company, in conjunction with the SEC and the DOJ, completed the selection of the FCPA monitor. The monitor completed its follow-up review and submitted its final report to the SEC and the DOJ on June 29, 2012. The Company was notified on October 5, 2012 by the monitor that the SEC and DOJ have ended the monitorship. The Company does not anticipate incurring any further material expenses related to the FCPA Matter.

Results of Operations

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

Sales decreased by $4.1 million, or 6.3%, to $60.7 million in the three months ended September 29, 2012 from $64.8 million for the three months ended October 1, 2011. This decrease resulted primarily from a decline in sales of the Laser Scanner product compared to the quarter ended October 1, 2011, when the Company had expanded its manufacturing capacity to meet product demand which allowed it to increase shipments of the Laser Scanner to reduce the build-up in the backlog of orders for Laser Scanners at that time. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $2.2 million in the three months ended September 29, 2012, as sales denominated in Euros were translated into U.S. Dollars. Product sales decreased by $4.7 million, or 8.8%, to $49.3 million for the three months ended September 29, 2012 from $54.0 million for the third quarter of 2011. Service revenue increased by $0.6 million, or 6.4%, to $11.4 million for the three months ended September 29, 2012 from $10.8 million in the same period during the prior year, primarily due to an increase in Warranty revenue.

Sales in the Americas region decreased by $0.2 million, or 0.6%, to $24.8 million for the three months ended September 29, 2012 from $25.0 million in the three months ended October 1, 2011. Product sales in the Americas region decreased by $0.9 million, or 4.0%, to $19.7 million for the three months ended September 29, 2012 from $20.6 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.7 million, or 15.5%, to $5.1 million for the three months ended September 29, 2012 from $4.4 million in the same period during the prior year, primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Europe/Africa region decreased by $4.4 million, or 17.3%, to $21.0 million for the three months ended September 29, 2012 from $25.4 million in the three months ended October 1, 2011. The weaker Euro relative to the U.S. Dollar contributed to this decline, as discussed above. Product sales in the Europe/Africa region decreased by $4.1 million, or 19.5%, to $16.8 million for the three months ended September 29, 2012 from $20.9 million in the third quarter of the prior year. Service revenue in the Europe/Africa region decreased by $0.3 million, or 7.1%, to $4.2 million for the three months ended September 29, 2012 from $4.5 million in the same period during the prior year, primarily due to a decrease in Customer Service revenue.

Sales in the Asia/Pacific region increased by $0.5 million, or 3.2%, to $14.9 million for the three months ended September 29, 2012 from $14.4 million in the three months ended October 1, 2011. Product sales in the Asia/Pacific region increased by $0.3 million, or 1.1%, to $12.7 million for the three months ended September 29, 2012 from $12.5 million in the third quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.3 million, or 17.0%, to $2.2 million for the three months ended September 29, 2012 from $1.9 million in the same period during the prior year primarily due to an increase in Warranty revenue.

Gross profit decreased by $4.1 million, or 11.2%, to $32.3 million for the three months ended September 29, 2012 from $36.4 million for the three months ended October 1, 2011. Gross margin decreased to 53.2% for the three months ended September 29, 2012 from 56.1% for the three months ended October 1, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 57.2% in the three months ended September 29, 2012 from 60.0% for the three months ended October 1, 2011, as a result of lower average selling prices across the Company’s major product lines, sales promotions for older model products, and additional manufacturing costs related to the introduction of the new Vantage Laser Tracker. Gross margin from service revenues decreased to 36.1% in the three months ended September 29, 2012 from 36.8% for the three months ended October 1, 2011, primarily due to an increase in Customer Service costs.

Selling expenses decreased by $0.5 million, or 3.7%, to $14.2 million for the three months ended September 29, 2012 from $14.7 million for three months ended October 1, 2011. This decrease was primarily due to a decrease in compensation and commissions expense of $0.5 million.

Worldwide sales and marketing headcount increased by 40, or 12.2%, to 368 at September 29, 2012 from 328 at October 1, 2011. Regionally, the Company’s sales and marketing headcount increased by 12, or 13.2%, to 103 from 91 for the Americas; increased by 10, or 8.7%, in Europe/Africa to 125 from 115; and increased by 18, or 14.8%, in Asia/Pacific to 140 from 122.

As a percentage of sales, selling expenses increased to 23.3% of sales in the three months ended September 29, 2012 from 22.7% in the three months ended October 1, 2011. Regionally, selling expenses were 18.8% of sales in the Americas for the quarter, compared to 18.5% of sales in the third quarter of 2011; 25.7% of sales for Europe/Africa for the quarter, compared to 26.4% of sales from the same period in the prior year; and 27.5% of sales in Asia/Pacific for the quarter, compared to 23.3% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.8 million, or 13.1%, to $7.2 million for the three months ended September 29, 2012 from $6.4 million for the three months ended October 1, 2011, primarily due to an increase in legal fees of $0.7 million related to patent litigation.

Research and development expenses increased to $4.1 million for the three months ended September 29, 2012 from $3.6 million for the three months ended October 1, 2011, primarily as a result of an increase in compensation expense of $0.4 million and professional fees of $0.1 million. Research and development expenses as a percentage of sales increased to 6.7% for the three months ended September 29, 2012 from 5.5% for the three months ended October 1, 2011.

Other (income) expense, net decreased by $0.8 million to $0.1 million of income for the three months ended September 29, 2012, from $0.7 million of expense for the three months ended October 1, 2011, primarily as a result of an increase in foreign currency transaction gains due to changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $1.4 million to $1.4 million for the three months ended September 29, 2012 from $2.8 million for the three months ended October 1, 2011. This decrease was primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 27.8% for the three months ended September 29, 2012 from 30.1% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $2.7 million to $3.7 million for the three months ended September 29, 2012 from $6.4 million for the three months ended October 1, 2011 as a result of the factors described above.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

Total sales increased by $15.6 million, or 8.8%, to $192.7 million in the nine months ended September 29, 2012 from $177.1 million for the nine months ended October 1, 2011. This increase is attributable primarily to an increase in demand for the Company’s products. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $6.0 million in the nine months ended September 29, 2012, as sales denominated in Euros were translated into U.S. Dollars. Product sales increased by $12.4 million, or 8.5%, to $159.1 million for the nine months ended September 29, 2012 from $146.7 million for the nine months ended October 1, 2011. Service revenue increased by $3.2 million, or 10.5%, to $33.6 million for the nine months ended September 29, 2012 from $30.4 million in the same period during the prior year, primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Americas region increased by $9.4 million, or 14.2%, to $75.6 million for the nine months ended September 29, 2012 from $66.2 million in the nine months ended October 1, 2011. Product sales in the Americas region increased by $8.1 million, or 15.3%, to $61.1 million for the nine months ended September 29, 2012 from $53.0 million in the prior year period. Service revenue in the Americas region increased by $1.3 million, or 9.6%, to $14.5 million for the nine months ended September 29, 2012 from $13.2 million in the same period during the prior year, due primarily to an increase in Customer Service and Warranty revenue.

Sales in the Europe/Africa region decreased by $1.1 million, or 1.6%, to $67.3 million for the nine months ended September 29, 2012 from $68.4 million in the nine months ended October 1, 2011. The weaker Euro relative to the U.S. Dollar contributed to this decline, as discussed above. Product sales in the Europe/Africa region decreased by $1.7 million, or 3.2%, to $54.8 million for the nine months ended September 29, 2012 from $56.6 million in the prior year period. Service revenue in the Europe/Africa region increased by $0.7 million, or 5.4%, to $12.5 million for the nine months ended September 29, 2012 from $11.8 million in the same period during the prior year, primarily due to an increase in Customer Service and Warranty revenue.

Sales in the Asia/Pacific region increased by $7.3 million, or 17.3%, to $49.8 million for the nine months ended September 29, 2012 from $42.5 million in the nine months ended October 1, 2011. Product sales in the Asia/Pacific region increased by $6.1 million, or 16.3%, to $43.2 million for the nine months ended September 29, 2012 from $37.1 million in the prior year period. Service revenue in the Asia/Pacific region increased by $1.2 million, or 24.1%, to $6.6 million for the nine months ended September 29, 2012 from $5.4 million in the same period during the prior year, due primarily to an increase in Customer Service and warranty revenue.

Gross profit increased by $6.3 million, or 6.4%, to $106.6 million for the nine months ended September 29, 2012 from $100.2 million for the nine months ended October 1, 2011. Gross margin decreased to 55.3% for the nine months ended September 29, 2012 from 56.6% for the nine months ended October 1, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 59.8% in the nine months ended September 29, 2012 from 61.5% for the nine months ended October 1, 2011, as a result of lower average selling prices, sales promotions for older model products, and an increase in the sales mix of the Laser Scanner product sold to Distributors. Gross margin from service revenues increased to 33.8% in the nine months ended September 29, 2012 from 33.0% in the nine months ended October 1, 2011, primarily due to an increase in Customer Service and Warranty revenue.

Selling expenses increased by $1.8 million, or 4.2%, to $46.0 million for the nine months ended September 29, 2012 from $44.2 million for nine months ended October 1, 2011, primarily due to an increase in commission and compensation expense of $0.8 million, an increase in marketing and advertising expenses of $0.5 million, and an increase in travel related expenses of $0.3 million.

As a percentage of sales, selling expenses decreased to 23.9% of sales in the nine months ended September 29, 2012 from 24.9% in the nine months ended October 1, 2011. Regionally, selling expenses were 20.5% of sales in the Americas for the nine months ended September 29, 2012, compared to 20.8% of sales in the prior year period; 27.5% of sales for Europe/Africa for the nine months ended September 29, 2012, compared to 29.2% of sales from the same period in the prior year; and 24.2% of sales for Asia/Pacific for the nine months ended September 29, 2012, compared to 24.5% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $2.1 million, or 10.5%, to $22.0 million for the nine months ended September 29, 2012 from $19.9 million for the nine months ended October 1, 2011, primarily due to increases in compensation expenses of $0.8 million, an increase of $1.1 million in legal and professional fees related to the cost of the FCPA monitor in connection with the DOJ and SEC settlement, and an increase in expenses related to patent litigation of $1.2 million, offset by a decrease in bad debt expense of $0.8 million.

Depreciation and amortization expenses increased by $0.1 million to $5.1 million for the nine months ended September 29, 2012 from $5.0 million for the nine months ended October 1, 2011, primarily due to an increase in property and equipment.

Research and development expenses increased to $13.0 million for the nine months ended September 29, 2012 from $11.0 million for the nine months ended October 1, 2011, primarily as a result of an increase in compensation expenses of $1.3 million, subcontractors and professional fees of $0.8 million, and materials expense of $0.1 million, offset by costs of $0.3 million in the prior year period related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales increased to 6.7% for the nine months ended September 29, 2012 from 6.2% for the nine months ended October 1, 2011.

Other expense (income), net decreased by $0.6 million to $0.1 million of expense for the nine months ended September 29, 2012 from $0.7 million of expense for the nine months ended October 1, 2011, primarily as a result of a decrease in foreign currency transaction losses due to changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $0.3 million to $5.1 million for the nine months ended September 29, 2012 from $5.4 million for the nine months ended October 1, 2011. The Company’s effective tax rate decreased to 25.1% for the nine months ended September 29, 2012 from 27.9% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates, which included a reduction in the income tax rates of 2.2% in both periods related to the tax benefit of the exercise of employee stock options. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $1.3 million to $15.2 million for the nine months ended September 29, 2012 from $13.9 million for the nine months ended October 1, 2011 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $16.0 million to $80.5 million at September 29, 2012, from $64.5 million at December 31, 2011. The increase was primarily attributable to net income and non-cash expenses of $22.5 million, and proceeds from stock option exercises of $6.1 million, partially offset by an increase in working capital of $8.0 million and $3.9 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of September 29, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

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

In response to the SEC’s financial reporting release FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has selected its critical accounting policies for purposes of explaining the methodology used in its calculations, in addition to any inherent uncertainties pertaining to the possible effects on its financial condition. The critical policies discussed below are the Company’s processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties and goodwill impairment. These policies affect current assets and operating results and are therefore critical in assessing the Company’s financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on the Company’s operations and financial position.

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

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter 2011 on a prospective basis for goodwill impairment tests.

The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the nine month period ended September 29, 2012 or the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of September 29, 2012, 60.8% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease).

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 19, 2011, the Massachusetts Court ruled that the Company did not infringe U.S. Patent No. 6,611,617. The Massachusetts Court also granted Nikon’s motion for summary judgment on the Company’s counterclaims for anti-trust violations and unfair trade practices. The Massachusetts Court denied the Company’s motion for summary judgment of non-infringement of U.S. Patent No. 7,313,264. The effect of the ruling was to reduce or eliminate the Company’s exposure with respect to claims associated with U.S. Patent No. 6,611,617, while the patent dispute with respect to U.S. Patent No. 7,313,264 continued.

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company.

Post-trial motions were filed with the Massachusetts Court on September 21, 2012. The Company filed three motions, including a request for attorneys’ fees, a renewed request for judgment as a matter of law and a renewed request for judgment that U.S. Patent No. 6,611,617 is unenforceable. Nikon filed a renewed motion for judgment as a matter of law, or alternatively for a new trial, requesting that the Massachusetts Court reverse the jury’s verdict and uphold the validity of U.S. Patent No. 7,313,264. Briefing on these motions is scheduled to be completed by November 16, 2012.

While it is not possible to predict the outcome of this lawsuit, we believe an adverse determination of the patent infringement claims could have a material impact on the Company’s business, financial condition or results of operations.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the SEC. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2011 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the nine month period ended September 29, 2012 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to current Report on Form 8-K, dated January 28, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 31, 2012	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)