Form 10-K
period 2012-12-31
FARO TECHNOLOGIES INC
filed 2013-02-27
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $703 million (based on the last sale on such date on the NASDAQ Global Select Market).

As of February 8, 2013, there were outstanding 16,980,544 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products, and sales channels;

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

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

as well as other risks and uncertainties discussed in Part I, Item 1A in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K.

ITEM 1.      BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus3D, the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2012, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, Bombadier, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others.

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

The market demands three-dimensional data. Various factors have, in the past and continue to contribute to, increased market demand for FARO products and services. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

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

FARO Products

The FaroArm. The FaroArm is a combination of a portable, six or seven-axis, articulated measurement arm, a computer, and CAM2 software programs, which are described below under “CAM2 Software”.

❑

Articulated Arm – The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Optical encoders located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

❑	Computer – The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measurement arm, computer and installed

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

The FARO Laser Tracker Vantage. The FARO Laser Tracker Vantage combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

❑

Laser Tracker – The FARO Laser Tracker Vantage utilizes an ultra-precise laser beam to measure objects of up to 260 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker Vantage advances already-proven tracker technology. Among its many enhanced features is TruADM™, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

❑	Computer – The FARO Laser Tracker Vantage includes a notebook or desktop style computer, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

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

FARO Software. The Company provides a family of proprietary CAD-based measurement and laser scanner software used with the Company’s measurement and scanning devices.

❑

CAM2 Measure 10 allows customers to complete measurement jobs quickly and gives customers the freedom to measure as required by the application. State-of-the-art functionalities improve every process where measuring is needed.

❑

FARO CAM2 Gage Software is the Company’s CAM2 solution for measuring geometry and building dimensions. The software allows customers to quickly measure geometric features and report dimensions for control.

❑

FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3D measurements in point clouds.

To support its product lines, the Company also offers extended warranties and comprehensive support, training and technology consulting services to its customers.

Customers

As of December 2012, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, Bombadier, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of approximately 3.7% of the Company’s total revenues in 2012. No customer represented more than 1.0% of the Company’s revenues in 2012.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2012, the Company employed 108, 123, and 134 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company sells most of its products through direct sales representation in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. The Company also sells its products through distributors, particularly its FARO Focus Laser Scanner, however, this channel has historically represented a small percentage of total sales. Note 17 to the Company’s “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations and export sales.

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

Research and Development

The Company believes that its future success depends, in part, on its ability to maintain technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. The field of 3-D measurement continues to expand and new technologies and applications will be essential to competing in this market. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company’s existing technological base and the enhancement and development of additional applications for its products.

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement systems. The Company’s engineering development efforts will continue to focus on enhancing the mechanical hardware, electronics, and software in its existing products and developing new products for the CAM2 market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if completed, will be commercially accepted.

At December 31, 2012, the Company employed 104 scientists and technicians in its research and development efforts. Research and development expenses were approximately $17.6 million in 2012, compared to $15.2 million in 2011 and $12.7 million in 2010.

Intellectual Property

The Company holds or has pending 257 patents in the United States and related patents worldwide, which generally expire on a rolling basis between 2013 and 2031. The Company also has 21 registered or pending trademarks in the United States and worldwide, which generally expire on a rolling basis between 2013 and 2031.

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

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company’s products is difficult, particularly in foreign countries, and the Company may be unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. The Company’s success and its ability to maintain its competitive position depends, in large part, on its ability to protect its intellectual property.

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

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP and FARO Laser Tracker Vantage products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2013.

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

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, the Company’s manufacturing sites in Lake Mary, Florida; Kennett Square, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO-9001 and ISO17025. In addition, the Company’s service sites in the United States, Germany, India, Japan, China, Singapore and Brazil have joint certification and accreditation to ISO17025. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

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

Competition

The Company’s portable measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3-D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, the Company competes with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker Vantage, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon, and with Steinbichler Optotechink GmbH and GOM Gmbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality and price with respect to all of its products.

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

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, although the Company expects to have all products in compliance in 2013. However, if the Company is unable to do so, and the RoHS exemption is removed, it would be unable to sell its products in European Union countries and China, as well as several possible states in the United States, which would have a material adverse effect on its sales and results of operations.

Backlog and Seasonality

At December 31, 2012, the Company had orders representing approximately $18.0 million in sales outstanding. The majority of these specific orders were shipped by February 13, 2013, and, as of February 13, 2013, the Company had orders representing approximately $20.3 million in sales outstanding. The Company believes that substantially all of the outstanding sales orders as of February 13, 2013 will be shipped during 2013. At December 31, 2011 and 2010, the Company had orders representing approximately $20.4 million and $23.0 million in sales outstanding, respectively.

The Company typically experiences greater order volume during the fourth quarter as customers spend the remaining balances of their capital expenditures budgets.

Employees

At December 31, 2012, the Company had 961 full-time employees, consisting of 365 sales and marketing professionals, 165 production staff, 117 research and development staff, 111 administrative staff, and 203 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

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

Reductions in defense spending could adversely affect the Company’s business.

Certain of the Company’s customers operate in the defense sector and depend significantly on U.S. government spending. In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in defense spending over the next ten years. Absent additional Congressional action, further budget cuts, referred to as sequestration, will be implemented in March 2013. Even if sequestration does not occur, ongoing budgetary discussions in the federal government may result in other cuts to defense spending. Reductions in defense spending that impact the aerospace and defense industries could have an adverse affect on the Company’s results of operations.

Customers’ buying process for the Company’s products is highly decentralized and typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2012, approximately 58% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. However, most of the Company’s customers have a decentralized buying process for measurement devices, and the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its financial condition and target financial results.

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

The Company markets six closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Focus3D, FARO Laser Tracker Vantage, FARO Gage and FARO 3D Imager AMP) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software, and it plans to continue its business strategy of focusing on the portable software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker Vantage, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon, and with Steinbichler Optotechink GmbH and GOM mbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality, and price with respect to all of its products.

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

Approximately 60% of the Company’s sales are denominated in currencies other than the U.S. dollar. As a result, the Company’s results of operations are affected by fluctuations in exchange rates, which can cause significant fluctuations in the Company’s quarterly and annual results of operations. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

Any failure to comply with the Foreign Corrupt Practices Act or anti-corruption laws could subject the Company to fines and penalties.

The Company has resolved its previously pending monitorship imposed pursuant to its settlement with the SEC and the Department of Justice, or DOJ, concerning certain payments made by the Company’s China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws. The Company is, of course, still subject to such laws and has adopted and maintains a compliance plan designed to ensure compliance with these laws; however, in light of the Company’s prior conduct, any future failure to comply with any such continuing obligations could result in the SEC and the DOJ aggressively seeking to impose penalties against the Company in the future. In addition, many countries in which the Company operates have increased regulation regarding anti-corruption practices generally. Compliance with such regulations could be costly and could adversely impact the Company’s results of operations or delay entry into new markets.

The Company may not be able to identify or consummate acquisitions or achieve expected benefits from acquisitions, which could harm its growth.

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

The disclosure requirements under the new “conflict minerals” provisions of the Dodd-Frank Act could increase the Company’s costs and limit the supply of certain metals used in its products and affect its reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted new disclosure requirements for public companies using certain minerals and metals in their products. These minerals and metals are generally referred to as “conflict minerals” regardless of their country of origin. Under these rules, the Company is required to perform due diligence and disclose its efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries. Conflict minerals are commonly used in the manufacture of electronics and may be incorporated in the Company’s products. As a result of these new regulations, the Company expects to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in the Company’s products. These new requirements could also adversely affect the sourcing, availability and pricing of such minerals, and the pool of suppliers who provide “conflict free” metals may be limited. As a result, the Company or its suppliers may not be able to obtain materials necessary for production of the Company’s products in sufficient quantities or at competitive prices. In addition, since the Company’s supply chain is complex, it may not be able to sufficiently verify the origins of all metals used in its products and confirm that they are “conflict free,” which may adversely affect the Company’s reputation.

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

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production, service management personnel and manufacturing for the Company’s Asian operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,000 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 25,500 square feet for sales, marketing and service operations.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, and a hearing on the Company’s motion for attorneys’ fees occurred on February 4, 2013. The Company is awaiting the results of that hearing.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.      MINE SAFETY DISCLOSURES

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

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market:

	2012		2011
	High	Low	High	Low
First Quarter	59.66	45.11	40.99	28.62
Second Quarter	59.45	39.75	45.42	36.66
Third Quarter	44.11	32.27	48.93	30.47
Fourth Quarter	44.00	31.98	49.45	29.45

As of February 10, 2013, the Company had 57 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company did not purchase any shares in the year ended December 31, 2012 under the repurchase program.

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

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 30, 2007, the last trading day before the beginning of the Company’s fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

Company/Market/Peer Group	2007	2008	2009	2010	2011	2012
FARO Technologies, Inc.	$100.00	$62.03	$78.89	$120.82	$169.25	$131.28
NASDAQ Composite-Total Returns	$100.00	$60.02	$87.24	$103.08	$102.27	$120.42
Morningstar Scientific & Technical Instruments	$100.00	$44.03	$66.02	$86.94	$85.92	$105.53

ITEM 6.      SELECTED FINANCIAL DATA.

	Historical - Year ended December 31,
in thousands, except share and per-share data	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Sales	$273,395	$254,164	$191,775	$147,703	$209,249

Gross profit	149,619	143,689	113,398	80,708	125,226

Income (loss) from operations	31,554	32,858	16,927	(10,989)	18,937

Income (loss) before income tax expense	30,942	31,705	14,215	(10,158)	18,360

Net income (loss)	22,998	23,377	11,068	(10,582)	13,952

Net income (loss) per common share:
Basic	$1.36	$1.42	$0.69	$(0.66)	$0.84
Diluted	$1.34	$1.39	$0.68	$(0.66)	$0.83

Weighted average shares outstanding:
Basic	16,910,830	16,503,773	16,153,831	16,125,449	16,632,608
Diluted	17,129,128	16,868,471	16,365,826	16,125,449	16,734,403

	Historical - as at December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Working capital	$232,396	$197,539	$162,814	$148,213	$163,230
Total assets	350,807	312,791	266,019	235,710	259,314
Total debt-capital leases	64	341	216	273	368
Total shareholders’ equity	282,736	247,898	212,477	196,598	212,308

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm, FARO Laser ScanArm and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2 software systems provide for CAD-based inspection, high-density surveying and other applications. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process.

The Company derives revenues primarily from the sale of its measurement equipment and their related multi-faceted CAM2 software programs. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis and revenue from training and technology consulting services when the services are provided. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world and maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, Turkey, China, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker Vantage products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region, and in its manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO FOCUS3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2013.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction. Therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2012, 2011 or 2010.

The Company was profitable in each quarter in the years ended December 31, 2012, December 31, 2011 and December 31, 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2012	2011	2010
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	45.3%	43.5%	40.9%

Gross margin	54.7%	56.5%	59.1%

Operating expenses:
Selling	23.6%	24.4%	26.4%
General and administrative	10.6%	10.5%	14.0%
Depreciation and amortization	2.6%	2.6%	3.3%
Research and development	6.4%	6.0%	6.6%

Total operating expenses	43.2%	43.5%	50.3%

Income from operations	11.5%	13.0%	8.8%
Interest income	(0.1%)	0.0%	(0.1%)
Other expense	0.3%	0.5%	1.5%
Interest expense	0.0%	0.0%	0.0%

Income before income tax expense	11.3%	12.5%	7.4%
Income tax expense	2.9%	3.3%	1.6%

Net Income	8.4%	9.2%	5.8%

2012 Compared to 2011

Sales. Total sales increased $19.2 million, or 7.6%, to $273.4 million in the year ended December 31, 2012 from $254.2 million for the year ended December 31, 2011. This increase resulted primarily from an increase in worldwide demand for products. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $7.4 million in the year ended December 31, 2012, as sales denominated in Euros were translated into U.S. Dollars. Product sales increased by $15.3 million, or 7.2%, to $227.9 million for the year ended December 31, 2012 from $212.6 million in the year ended December 31, 2011. Service revenue increased by $3.9 million, or 9.5%, to $45.5 million for the year ended December 31, 2012 from $41.6 million in the year ended December 31, 2011.

Sales in the Americas region increased $11.1 million, or 11.4%, to $108.6 million for the year ended December 31, 2012 from $97.5 million in the prior year period. Product sales in the Americas region increased by $9.0 million, or 11.3%, to $89.0 million for the year ended December 31, 2012 from $80.0 million in the prior year. Service revenue in the Americas region increased by $2.1 million, or 12.1%, to $19.6 million for the year ended December 31, 2012 from $17.5 million for the prior year, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased $0.5 million, or 0.5%, to $100.1 million for the year ended December 31, 2012 from $99.6 million in the year ended December 31, 2011. Product sales in the Europe/Africa region decreased by $0.2 million, or 0.2%, to $83.1 million for the year ended December 31, 2012 from $83.3 million in the prior year. Service revenue in the Europe/Africa region increased by $0.7 million, or 4.5%, to $17.0 million for the year ended December 31, 2012 from $16.3 million in the prior year, primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region increased $7.6 million, or 13.3%, to $64.7 million for the year ended December 31, 2012 from $57.1 million in the year ended December 31, 2011. Product sales in the Asia/Pacific region increased by $6.5 million, or 13.0%, to $55.8 million for the year ended December 31, 2012 from $49.3 million in the prior year. Service revenue in the Asia/Pacific region increased by $1.1 million, or 14.4%, to $8.9 million for the year ended December 31, 2012 from $7.8 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Gross profit.   Gross profit increased by $5.9 million, or 4.1%, to $149.6 million for the year ended December 31, 2012 from $143.7 million for the year ended December 31, 2011. Gross margin decreased to 54.7% for the year ended December 31, 2011 from 56.5% for the year ended December 31, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 58.7% in the year ended December 31, 2012 from 61.2% for the prior year, primarily as a result of lower average selling prices, a change in the sales mix caused by an increase in the sales of the Laser Scanner product which has a lower gross margin, and an increase in the sales mix of the Laser Scanner product sold to distributors. Gross margin from service revenues increased to 34.8% in the year ended December 31, 2012 compared to 32.4% for the prior year.

Selling Expenses.   Selling expenses increased by $2.3 million, or 3.7%, to $64.4 million for the year ended December 31, 2012 from $62.1 million for the year ended December 31, 2011. This increase was primarily due to an increase in commissions and compensation expense of $0.8 million, an increase in marketing and advertising expenses of $0.6 million, and an increase in travel expenses of $0.7 million.

Worldwide sales and marketing headcount increased by 38, or 11.6%, to 365 at December 31, 2012 from 327 at December 31, 2011. Regionally, the Company’s sales and marketing headcount increased by 18, or 20.0%, to 108 at December 31, 2012 from 90 at December 31, 2011 for the Americas; increased by 10, or 8.8%, to 123 at December 31, 2012 from 113 at December 31, 2011 in Europe/Africa; and increased by 10, or 8.1%, in Asia/Pacific to 134 at December 31, 2012 from 124 at December 31, 2011.

As a percentage of sales, selling expenses decreased to 23.6% of sales in the year ended December 31, 2012 from 24.4% of sales in the year ended December 31, 2011. Regionally, selling expenses were 20.0% of sales in the Americas for the year ended December 31, 2012 compared to 20.5% of sales in the year ended December 31, 2011; 26.4% of sales for Europe/Africa for the year ended December 31, 2012 compared to 28.1% of sales in the prior year; and 25.1% of sales for Asia/Pacific for the year ended December 31, 2012 compared to 24.9% of sales in the prior year.

General and administrative expenses.  General and administrative expenses increased by $2.3 million to $29.1 million, or 8.4%, for the year ended December 31, 2012 from $26.8 million in the year ended December 31, 2011, primarily due to an increase of $1.0 million related to the FCPA monitor, and an increase in legal and professional fees related to patent litigation of $1.4 million. General and administrative expenses as a percentage of sales increased to 10.6% for the year ended December 31, 2012 from 10.5% for the year ended December 31, 2011.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $0.3 million to $7.0 million for the year ended December 31, 2012 from $6.7 million for the year ended December 31, 2011 as a result of an increase in property, equipment and intangible assets.

Research and development expenses.  Research and development expenses increased $2.4 million, or 15.7%, to $17.6 million for year ended December 31, 2012 from $15.2 million for the year ended December 31, 2011, primarily due to an increase in compensation of $1.7 million and subcontractor expenses of $0.9 million, offset by expenses of $0.3 million incurred in the prior year period related to the closing and relocation of the R&D facility in Andover, MA to our existing facility in Kennett Square, PA. Research and development expenses as a percentage of sales increased to 6.4% for the year ended December 31, 2012 from 6.0% for the year ended December 31, 2011.

Other (income) expense, net.   Other (income) expense, net decreased by $0.6 million to $0.6 million of expense for the year ended December 31, 2012, from expense of $1.2 million for the year ended December 31, 2011, primarily as a result of a decrease in foreign exchange transaction losses due to the effects of changes in foreign exchange rates on the value of intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense.   Income tax expense decreased by $0.4 million to $7.9 million for the year ended December 31, 2012 from $8.3 million for the year ended December 31, 2011, primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 25.7% for the year ended December 31, 2012 compared to 26.3% for the year ended December 31, 2011 and included a reduction in the income tax rates of 1.5% and 1.6% related to the tax benefit of the exercise of employee stock options in the years ended December 31, 2012 and 2011, respectively. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income.   Net income decreased by $0.4 million to $23.0 million for the year ended December 31, 2012 from $23.4 million for the year ended December 31, 2011 as a result of the factors described above.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $28.7 million to $93.2 million at December 31, 2012 from $64.5 million at December 31, 2011. The increase was primarily attributable to net income and non-cash expenses of $32.0 million and proceeds from stock option exercises of $6.2 million, partially offset by an increase in working capital of $2.9 million, and $5.2 million in purchases of equipment and intangible assets.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

On December 21, 2012, the Company filed a registration statement on Form S-3 with the SEC registering shares of common stock, preferred stock, and warrants to purchase common and preferred stock, either individually or in units, with a proposed maximum aggregate offering price of $250 million. The registration statement was declared effective on January 7, 2013. The proceeds from any offerings with respect to this registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

The Company has no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2012 ($ in thousands):

FARO CONSOLIDATED

Contractual Obligations

For the year ended December 31, 2012

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years

Capital lease obligations	$64	$45	$19	$-	$-
Operating lease obligations	27,001	6,228	8,365	5,731	6,677
Purchase obligations	28,683	28,683	-	-	-

Total	$55,748	$34,956	$8,384	$5,731	$6,677

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

Inflation

Inflation did not have a material impact on the Company’s results of operations in recent years, and the Company does not expect inflation to have a material impact on its operations in 2013.

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

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended maintenance plan revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended maintenance plans are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s historical technology for medical applications is recognized when the technology is used by the licensees.

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

If necessary, as a result of the qualitative assessment, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2012, 2011 and 2010.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has elected to present the components of net income and other comprehensive income as two consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 and for subsequent periods only impacted presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which will be effective for reporting periods beginning after December 15, 2012. The specific requirements of ASU 2013-02 are not expected to have any impact on the Company’s consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 60.3% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2012, 2011 or 2010.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 27, 2013

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$93,233	$64,540
Short-term investments	64,990	64,997
Accounts receivable, net	62,559	57,512
Inventories, net	48,894	49,934
Deferred income taxes, net	7,216	5,297
Prepaid expenses and other current assets	11,186	9,207

Total current assets	288,078	251,487

Property and Equipment:
Machinery and equipment	32,236	29,171
Furniture and fixtures	6,516	5,963
Leasehold improvements	10,897	10,233

Property and equipment at cost	49,649	45,367
Less: accumulated depreciation and amortization	(34,305)	(29,134)

Property and equipment, net	15,344	16,233

Goodwill	18,816	18,610
Intangible assets, net	7,048	6,849
Service inventory	19,125	17,316
Deferred income taxes, net	2,396	2,296

Total Assets	$350,807	$312,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,413	$13,396
Accrued liabilities	18,216	18,076
Income taxes payable	4,886	2,682
Current portion of unearned service revenues	19,460	15,638
Customer deposits	2,662	4,072
Current portion of obligations under capital leases	45	84

Total current liabilities	55,682	53,948
Unearned service revenues - less current portion	11,221	9,540
Deferred tax liability, net	1,149	1,148
Obligations under capital leases - less current portion	19	257

Total Liabilities	68,071	64,893

Commitments and contingencies - See Note 13

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,653,879 and 17,381,110 issued; 16,973,644 and 16,700,875 outstanding, respectively	18	17
Additional paid-in capital	181,094	169,780
Retained earnings	104,358	81,360
Accumulated other comprehensive income	6,341	5,816
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	282,736	247,898

Total Liabilities and Shareholders’ Equity	$350,807	$312,791

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2012	2011	2010

SALES

Product	$227,905	$212,635	$157,331

Service	45,490	41,529	34,444

Total Sales	273,395	254,164	191,775

COST OF SALES

Product	94,103	82,408	54,571

Service	29,673	28,067	23,806

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	123,776	110,475	78,377

GROSS PROFIT	149,619	143,689	113,398

OPERATING EXPENSES:
Selling	64,446	62,117	50,679
General and administrative	29,065	26,806	26,776
Depreciation and amortization	6,976	6,712	6,326
Research and development	17,578	15,196	12,690

Total operating expenses	118,065	110,831	96,471

INCOME FROM OPERATIONS	31,554	32,858	16,927

OTHER (INCOME) EXPENSE
Interest income	(160)	(101)	(105)
Other expense, net	744	1,217	2,783
Interest expense	28	37	34

INCOME BEFORE INCOME TAX EXPENSE	30,942	31,705	14,215

INCOME TAX EXPENSE	7,944	8,328	3,147

NET INCOME	$22,998	$23,377	$11,068

NET INCOME PER SHARE - BASIC	$1.36	$1.42	$0.69

NET INCOME PER SHARE - DILUTED	$1.34	$1.39	$0.68

Weighted average shares - Basic	16,910,830	16,503,773	16,153,831

Weighted average shares - Diluted	17,129,128	16,868,471	16,365,826

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(in thousands)	2012	2011	2010

Net income	$22,998	$23,377	$11,068
Currency translation adjustment, net of tax	525	(1,426)	881

Comprehensive income	$23,523	$21,951	$11,949

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Common Stock in Treasury
	Common Stock
(in thousands except share data)	Shares	Amounts					Total
BALANCE DECEMBER 31, 2009	16,155,054	$17	$152,380	$46,915	$6,361	$(9,075)	$196,598

Net income				11,068			11,068
Currency translation adjustment, net of tax					881		881
Stock option expense	149		2,416				2,416
Issuance of restricted stock	23,181		(24)				(24)
Stock options exercised	75,755		1,405				1,405
Tax benefit from employee stock option exercises			133				133

BALANCE DECEMBER 31, 2010	16,254,139	17	156,310	57,983	7,242	(9,075)	212,477

Net income				23,377			23,377
Currency translation adjustment, net of tax					(1,426)		(1,426)
Stock option expense			2,767				2,767
Issuance of restricted stock	15,039		(40)				(40)
Stock options exercised	471,697		9,150				9,150
Tax benefit from employee stock option exercises			1,593				1,593

BALANCE DECEMBER 31, 2011	16,740,875	17	169,780	81,360	5,816	(9,075)	247,898

Net income				22,998			22,998
Currency translation adjustment, net of tax					525		525
Stock option expense			4,097				4,097
Issuance of restricted stock	14,339		(79)				(79)
Stock options exercised	258,430	1	6,161				6,162
Tax benefit from employee stock option exercises			1,135				1,135

BALANCE DECEMBER 31, 2012	17,013,644	$18	$181,094	$104,358	$6,341	(9,075)	$282,736

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2012	2011	2010
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$22,998	$23,377	$11,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,976	6,712	6,326
Compensation for stock options and restricted stock units	4,018	2,727	2,392
Provision for (net recovery of) bad debts	(23)	2,169	2,408
Deferred income tax benefit	(2,016)	(672)	(693)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,840)	(8,979)	(13,018)
Inventories, net	(844)	(27,329)	(6,273)
Prepaid expenses and other current assets	(1,870)	(1,417)	(2,172)
Income tax benefit from exercise of stock options	(1,135)	(1,593)	(133)
Increase (decrease) in:
Accounts payable and accrued liabilities	(3,079)	4,644	10,435
Income taxes payable	3,497	2,998	829
Customer deposits	(1,374)	668	1,474
Unearned service revenues	5,565	5,384	2,338

Net cash provided by operating activities	27,873	8,689	14,981

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,843)	(4,474)	(4,047)
Payments for intangible assets	(1,361)	(890)	(979)

Net cash used in investing activities	(5,204)	(5,364)	(5,026)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	2,490
Payments on notes payable	-	-	(2,490)
Payments on capital leases	(132)	(163)	(84)
Income tax benefit from exercise of stock options	1,135	1,593	133
Proceeds from issuance of stock, net	6,162	9,150	1,405

Net cash provided by financing activities	7,165	10,580	1,454

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,141)	(87)	4,235

INCREASE IN CASH AND CASH EQUIVALENTS	28,693	13,818	15,644

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,540	50,722	35,078

CASH AND CASH EQUIVALENTS, END OF YEAR	$93,233	$64,540	$50,722

The accompanying notes are an integral part of these consolidated financial statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

Revenue Recognition, Product Warranty and Extended Maintenance Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company separately sells one and three year extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended maintenance plans are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $53.2 and $37.5 as of December 31, 2012 and 2011, respectively. The Company does not intend to repatriate those funds.

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

Depreciation expense was $5,769, $5,394 and $4,842 in 2012, 2011 and 2010, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

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

If necessary, after performing the qualitative assessment, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the years ended December 31, 2012, 2011 and 2010.

Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with the Company’s acquisitions of iQvolution AG and Dimensional Photonics International. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years.

Product technology and patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents.

Long-Lived Assets—Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there was no impairment of these assets for the years ended December 31, 2012, 2011 and 2010.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Reserve for Warranties—The Company establishes a liability for the embedded twelve-month warranties included with its products by the creation of a warranty reserve, which is an estimate of the repair expenses likely to be incurred for the remaining period of the warranty measured in installation-months in each major product group. Warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by determining the total repair expenses for each product group in the period and determining a rate of repair expense per installation month and included in Cost of Sales-Service in the accompanying consolidated statements of operations. This repair rate is multiplied by the number of installation-months of warranty for each product group sold during the period to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities. Due to their short-term nature, the carrying amounts of such financial instruments approximate their fair value.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has elected to present the components of net income and other comprehensive income as two consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 and for subsequent periods only impacted presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which will be effective for reporting periods beginning after December 31, 2012. The specific requirements of ASU 2013-02 are not expected to have any impact on the Company’s consolidated financial statements.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years Ended December 31,
	2012	2011	2010

Cash paid for interest	$28	$34	$32

Cash paid for income taxes	5,256	5,422	2,870

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Years ended December 31,
	2012	2011	2010
Balance, beginning of year	$4,585	$4,700	$3,159
Provision	(23)	2,169	2,408
Amounts written off, net of recoveries	(782)	(2,284)	(867)

Balance, end of year	$3,780	$4,585	$4,700

4.   SHORT-TERM INVESTMENTS

Short-term investments of $65.0 million at December 31, 2012 and 2011 are comprised of U.S. Treasury Bills that mature through June 13, 2013. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at December 31, 2012 and 2011 approximated cost.

5.   INVENTORIES

Inventories consist of the following:

	As of	As of
	December 31, 2012	December 31, 2011
Raw materials	$28,146	$28,675
Finished goods	6,188	7,251
Sales demonstration inventory	18,729	16,794
Reserve for excess and obsolete	(4,169)	(2,786)

Inventory	$48,894	$49,934

Service inventory	$19,125	$17,316

6.   GOODWILL

The Company’s goodwill at December 31, 2012 and 2011 is related to its previous acquisitions of three businesses. The Company evaluates each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If Step 1 of the quantitative goodwill impairment test is performed, fair value of a reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has three reporting units for which goodwill was tested on December 31, 2012: the Americas Region, the Europe/Africa Region, and the Asia Pacific Region, as shown in the table below. As of December 31, 2012 and 2011, the Company did not have any goodwill that was identified as impaired. The changes in goodwill of $0.2 million in 2012 and $0.4 million in 2011 are due to adjustments for changes in foreign exchange rates related to an acquisition made in 2005.

December 31, 2012	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$-	$-	$6,994
Europe/Africa region	11,616	-	206	11,822
Asia Pacific Region	-	-	-	-

Total	$18,610	$-	$206	$18,816

December 31, 2011	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$-	$-	$6,994
Europe/Africa region	12,021	-	(405)	11,616
Asia Pacific Region	-	-	-	-

Total	$19,015	$-	$(405)	$18,610

7.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2012	2011
Amortizable intangible assets:
Product technology	$10,260	$10,009
Patents	8,500	7,287
Other	7,749	7,535

Total	26,509	24,831
Accumulated amortization	(19,461)	(17,982)

Intangible assets - net	$7,048	$6,849

Amortization expense was $1,207, $1,318 and $1,484 in 2012, 2011 and 2010, respectively. The estimated amortization expense for each of the years 2013 through 2017 and thereafter is as follows:

Years ending December 31,	Amount
2013	$1,069
2014	990
2015	938
2016	844
2017	687
Thereafter	2,520

$7,048

8.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2012	2011
Accrued compensation and benefits	$9,364	$10,665
Accrued warranties	2,359	2,365
Professional and legal fees	1,472	966
Other accrued liabilities	5,021	4,080

	$18,216	$18,076

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2012	2011	2010
Beginning Balance	$2,365	$1,857	$1,253
Provision for warranty expense	3,071	2,953	2,589
Warranty expired	(3,077)	(2,445)	(1,985)

Ending Balance	$2,359	$2,365	$1,857

9.   LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2012, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit in 2012 and 2011.

10.   CAPITAL LEASES

Assets under capital leases were $230 and $401 at December 31, 2012 and 2011, respectively. Accumulated depreciation on assets under capital leases was $195 and $294 at December 31, 2012 and 2011, respectively.

11.   OTHER EXPENSE, NET

Other expense, net consists of the following:

	Years ended December 31,
	2012	2011	2010
Foreign exchange transaction losses, net	$642	$1,049	$2,814
Other	102	168	(31)

Total other expense, net	$744	$1,217	$2,783

12.   INCOME TAXES

As of December 31, 2012 and 2011, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2012	2011	2010

Balance at January 1,	$265	$265	$645
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years		-	-
Reductions for tax positions of prior years	-	-	(380)
Settlements	-	-	-

Balance at December 31,	$265	$265	$265

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2012:

Jurisdiction	Open Years	Examination in Process

United States - Federal Income Tax	2005, 2008 - 2012	2009
United States - various states	2007 - 2012	N/A
Germany	2008 - 2012	N/A
Switzerland	2012	N/A
Singapore	2007 - 2012	N/A

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

The effective income tax rate for 2012, 2011, and 2010 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.9 million, or $0.05 per share, in the year ended December 31, 2012, $0.9 million, or $0.05 per share, in the year ended December 31, 2011, and $0.2 million, or $0.01 per share, in the year ended December 31, 2010.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, during the year ended December 31, 2012, $0.3 million, or $0.02 per share, in the year ended December 31, 2011 and $0.7 million, or $0.04 per share, during the year ended December 31, 2010.

At December 31, 2012 and 2011, the Company’s domestic entities had deferred income tax assets in the amount of $4,264 and $4,957, respectively.

At December 31, 2012 and 2011, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, some of which expire in 5 to 15 years and others which can be carried forward indefinitely, of $14,826 and $14,939, respectively. For financial reporting purposes, a valuation allowance of $11,763 and $11,760, respectively, has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $1.2 million in the year ended December 31, 2010 related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $67.1 million and $50.8 million at December 31, 2012 and 2011, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

Income before income taxes consists of the following:

	Years ended December 31,
	2012	2011	2010
Domestic	$8,310	$14,268	$4,921
Foreign	$22,632	17,437	9,294

Income before income taxes	$30,942	$31,705	$14,215

The components of the income tax expense are as follows:

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$4,418	$4,356	$1,008
State	429	423	98
Foreign	5,537	4,195	2,633

	10,384	8,974	3,739

Deferred:
Federal	(1,871)	(400)	150
State	(183)	(40)	15
Foreign	(386)	(206)	(757)

	(2,440)	(646)	(592)

	$7,944	$8,328	$3,147

Income tax expense for the years ended December 31, 2012, 2011, and 2010 differs from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are reconciled as follows:

	Years ended December 31,
	2012	2011	2010
Tax expense (benefit) at statutory rate of 35%	$10,830	$11,097	$4,975
State income taxes, net of federal benefit	274	471	162
Foreign tax rate difference	(2,858)	(2,910)	(1,866)
Research and development credit	-	(418)	(518)
Change in valuation allowance	3	612	545
Equity based compensation	(225)	(91)	479
Tax expense related to uncertain tax positions	-	-	(380)
Manufacturing credit	(139)	(474)	(167)
Other, net	59	41	(83)

Total income tax expense	$7,944	$8,328	$3,147

The components of the Company’s net deferred income tax asset are as follows:

	December 31,
	2012	2011
Net deferred income tax asset - Current
Intercompany profit in inventory	$2,252	$1,483
Warranty costs	290	291
Bad debt reserve	139	120
Inventory reserve	1,059	727
Unearned service revenue	2,741	1,997
Other, net	735	679

Net deferred income tax asset - Current	$7,216	$5,297

Net deferred income tax asset - Non-current
Depreciation	$(1,871)	$(779)
Goodwill amortization	(1,675)	(1,508)
Product design costs	(190)	(87)
Employee stock options	1,548	426
Unearned service revenue	1,522	1,065
Loss carryforwards	14,825	14,939

Deferred income tax asset - Non-current	14,159	14,056

Valuation Allowance	(11,763)	(11,760)

Net deferred income tax asset - Non-current	$2,396	$2,296

Net deferred income tax liability - Non-current
Intangible assets	$(1,149)	$(1,148)

13.   COMMITMENTS AND CONTINGENCIES

Leases – The Company leases buildings and equipment under operating leases through 2019. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2012:

Years ending December 31,	Amount
2013	$6,228
2014	4,924
2015	3,441
2016	2,913
2017	2,818
Thereafter	6,677

Total future minimum lease payments	$27,001

Rent expense for 2012, 2011 and 2010 was $4,917, $5,176 and $4,044, respectively.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, and a hearing on the Company’s motion for attorneys’ fees occurred on February 4, 2013. The Company is awaiting the results of that hearing.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

14.   STOCK COMPENSATION PLANS

The Company has four stock option plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 1997 Employee Stock Option Plan (“1997 Plan”) provides for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Stock Option Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (“2004 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which no options are outstanding. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Stock Option Director Plan, of which 3,000 options are currently outstanding at an exercise price of $21.56. The Company was also authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 230,019 options are currently outstanding at exercise prices between $13.04 and $31.06, and 944 restricted stock units are outstanding at a stock price of $24.30. These options and restricted stock units have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Stock Option Director Plan or the 2004 Plan. The Company is authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 598,485 options currently outstanding under the 2009 Plan at exercise prices between $17.04 and $57.01. Prior to 2009, upon election to the Board, each non-employee director was granted 3,400 restricted shares of common stock that vested ratably over three years. On the day following the Annual Meeting of Shareholders, each non-employee director, other than a non-employee director who received the initial equity grant in that same year, was granted 2,200 restricted shares of common stock that vested ratably over three years.

Beginning in 2009, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the board. Annually on the first business day following the annual meeting of shareholders, each non-employee director is granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to a director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

Compensation costs charged to operations associated with the Company’s stock incentive plans were $4,080, $2,756, and $2,416 in 2012, 2011, and 2010, respectively. The changes in stock option associated compensation cost were due to the vesting of options and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended December 31
	2012	2011	2010

Risk-free interest rate	0.50% - 0.66%	0.66% and 1.83%	1.85% and 2.14%

Expected dividend yield	0%	0%	0%

Expected option life	4 years	4 years	4 years

Expected volatility	50.4% - 50.7%	47.9% - 48.7%	43.5% and 46.5%

Weighted-average expected volatility	50.7%	48.7%	46.5%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2012

Outstanding at January 1, 2012	865,445	$26.72

Granted	249,866	56.27

Forfeited	(25,377)	32.98

Exercised	(258,430)	23.83

Outstanding at December 31, 2012	831,504	$36.31	4.6	$4,671

Options exercisable at December 31, 2012	361,964	$24.85	3.3	$3,940

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $22.28, $14.15 and $9.30, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.1 million, $10.4 million and $0.7 million, respectively. The total fair value of stock options using the Black-Scholes option pricing model vested during the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $1.6 million and $1.7 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2012	43,527	$32.31
Granted	12,719	49.98
Forfeited	(1,619)	27.39
Vested	(23,391)	30.28

Non-vested at December 31, 2012	31,236	$45.80

As of December 31, 2012, there was $6.5 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

15.   EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,910,830	$1.36	16,503,773	$1.42	16,153,831	$0.69

Effect of dilutive securities	218,298	(0.02)	364,698	(0.03)	211,995	(0.01)

Diluted EPS	17,129,128	$1.34	16,868,471	$1.39	16,365,826	$0.68

The effect of 238,266, 0, and 605,506 potentially dilutive securities were not included for 2012, 2011 and 2010 respectively, as they were antidilutive.

16.   EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009 and reinstated them on

March 1, 2011. Costs charged to operations in connection with the 401(k) plan during 2012 and 2011 aggregated $876 and $640, respectively.

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

 The following table presents information about the Company’s reportable segments:

	As of and for the Years Ended December 31,
	2012	2011	2010
Americas Region
Net sales to external customers	$108,616	$97,484	$72,383
Depreciation and amortization	4,294	4,008	3,753
Operating income	2,949	8,864	185
Long-lived assets	21,775	23,024	22,182
Capital expenditures	1,435	3,371	1,864
Total assets	179,594	167,579	140,667

Europe/Africa Region
Net sales to external customers	$100,111	$99,568	$74,724
Depreciation and amortization	1,658	1,807	1,610
Operating income	10,703	6,909	6,362
Long-lived assets	16,871	16,592	17,212
Capital expenditures	1,672	1,748	2,236
Total assets	110,152	92,231	83,691

Asia Pacific Region
Net sales to external customers	$64,668	$57,112	$44,668
Depreciation and amortization	1,024	897	963
Operating income	17,902	17,085	10,380
Long-lived assets	2,562	2,076	2,065
Capital expenditures	1,565	869	653
Total assets	61,061	52,981	41,661

Totals
Net sales to external customers	$273,395	$254,164	$191,775
Depreciation and amortization	6,976	6,712	6,326
Operating income	31,554	32,858	16,927
Long-lived assets	41,208	41,692	41,459
Capital expenditures	4,672	5,988	4,753
Total assets	350,807	312,791	266,019

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total consolidated revenue.

Net sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
Net sales to external customers	2012	2011	2010
United States	$97,912	$91,452	$70,123
Americas-Other	10,704	6,032	2,260
Germany	42,413	45,658	36,975
Europe-Other	57,698	53,910	37,749
Asia	64,668	57,112	44,668

	$273,395	$254,164	$191,775

Long lived assets consist primarily of property, plant, and equipment and goodwill, and are attributed to the geographic area in which they are located or originated.

	As of December 31,
Long-Lived Assets	2012	2011	2010
United States	$20,824	$22,041	$21,442
Americas-Other	951	983	740
Germany	16,630	16,180	16,574
Europe-Other	241	412	638
Asia	2,562	2,076	2,065

	$41,208	$41,692	$41,459

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012

Sales	$65,229	$66,762	$60,734	$80,670
Gross profit	37,186	37,060	32,304	43,069
Net income	6,750	4,734	3,673	7,841
Net income per share:
Basic	$0.40	$0.28	$0.22	$0.46
Diluted	$0.39	$0.28	$0.21	$0.46

Quarter ended	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011

Sales	$52,566	$59,711	$64,807	$77,080
Gross profit	30,272	33,516	36,389	43,512
Net income	3,243	4,233	6,429	9,472
Net income per share:
Basic	$0.20	$0.26	$0.39	$0.57
Diluted	$0.20	$0.25	$0.38	$0.56

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as required by Exchange Act Rule 13a-1(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements and internal control over financial reporting, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida Corporation) and subsidiaries as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FARO Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FARO Technologies, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, FARO Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FARO Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 27, 2013

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

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

FARO TECHNOLOGIES, INC.

Date: February 27, 2013	By:	/s/ Keith S. Bair
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

Signature	Title	Date

/s/ Simon Raab Simon Raab	Chairman of the Board and Director	February 27, 2013

/s/ Jay W. Freeland Jay W. Freeland	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2013

/s/ Keith S. Bair Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013

/s/ John Caldwell John Caldwell	Director	February 27, 2013

/s/ Lynn Brubaker Lynn Brubaker	Director	February 27, 2013

/s/ Stephen R. Cole Stephen R. Cole	Director	February 27, 2013

/s/ Marvin Sambur Marvin Sambur	Director	February 27, 2013

/s/ John Donofrio John Donofrio	Director	February 27, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.7	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2011, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)*

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11,

2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Fourth Amendment to Amended and Restated Loan Agreement, dated March 15, 2012, between FARO Technologies, Inc, and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 19, 2012 and incorporated herein by reference)

10.18	Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company and Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.19	Amended and Restated Employment Agreement, dated December 14, 2010 by and between the Company and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.20	Managing Director’s Service Agreement, dated October 11, 2012, between FARO Europe GmbH & Co. KG and Ralf Drews (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 11, 2012 and incorporated herein by reference)*

10.21	Termination Agreement, dated June 18, 2012, by and among Siggi Buss and FARO Europe GmbH & Co. KG, FARO Verwaltungs GmbH, and FARO Deutschland Holding GmbH (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)*

10.22	Termination Agreement, dated June 18, 2012, by and between Siggi Buss and FARO Swiss Holdings GmbH (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)*

10.23	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference) *

10.24	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.25	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.26	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.27	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.28	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.29	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.30	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.31	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.32	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements