Form 10-Q
period 2013-03-30
FARO TECHNOLOGIES INC
filed 2013-04-30
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

There were 17,091,324 shares of the registrant’s common stock outstanding as of April 19, 2013.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$104,598	$93,233
Short-term investments	64,991	64,990
Accounts receivable, net	53,721	62,559
Inventories, net	50,024	48,894
Deferred income taxes, net	6,025	7,216
Prepaid expenses and other current assets	13,106	11,186

Total current assets	292,465	288,078

Property and Equipment:
Machinery and equipment	32,196	32,236
Furniture and fixtures	6,366	6,516
Leasehold improvements	10,812	10,897

Property and equipment at cost	49,374	49,649
Less: accumulated depreciation and amortization	(34,913)	(34,305)

Property and equipment, net	14,461	15,344

Goodwill	18,485	18,816
Intangible assets, net	7,186	7,048
Service inventory	18,316	19,125
Deferred income taxes, net	2,345	2,396

Total Assets	$353,258	$350,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,460	$10,413
Accrued liabilities	18,260	18,216
Income taxes payable	2,379	4,886
Current portion of unearned service revenues	19,235	19,460
Customer deposits	2,692	2,662
Current portion of obligations under capital leases	28	45

Total current liabilities	52,054	55,682
Unearned service revenues - less current portion	11,312	11,221
Deferred tax liability, net	1,118	1,149
Obligations under capital leases - less current portion	17	19

Total Liabilities	64,501	68,071

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,771,559 and 17,653,879 issued; 17,091,324 and 16,973,644 outstanding, respectively	18	18
Additional paid-in-capital	185,969	181,094
Retained earnings	108,933	104,358
Accumulated other comprehensive income	2,912	6,341
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	288,757	282,736

Total Liabilities and Shareholders’ Equity	$353,258	$350,807

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 30, 2013	March 31, 2012

SALES
Product	$52,482	$54,424
Service	12,888	10,805

Total Sales	65,370	65,229

COST OF SALES
Product	21,339	20,506
Service	7,206	7,537

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	28,545	28,043

GROSS PROFIT	36,825	37,186

OPERATING EXPENSES:
Selling	16,650	16,038
General and administrative	7,515	6,628
Depreciation and amortization	1,833	1,679
Research and development	5,125	4,408

Total operating expenses	31,123	28,753

INCOME FROM OPERATIONS	5,702	8,433

OTHER (INCOME) EXPENSE
Interest income	(16)	(101)
Other expense (income), net	115	(140)
Interest expense	1	13

INCOME BEFORE INCOME TAX EXPENSE	5,602	8,661

INCOME TAX EXPENSE	1,028	1,911

NET INCOME	$4,574	$6,750

NET INCOME PER SHARE - BASIC	$0.27	$0.40

NET INCOME PER SHARE - DILUTED	$0.27	$0.39

Weighted average shares - Basic	17,009,773	16,788,241

Weighted average shares - Diluted	17,176,876	17,162,959

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012

Net income	$4,574	$6,750
Currency translation adjustments	(3,429)	1,334

Comprehensive income	$1,145	$8,084

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$4,574	$6,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,833	1,679
Compensation for stock options and restricted stock units	1,018	773
Provision for bad debts	274	11
Deferred income tax (benefit) expense	1,162	(5)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	7,541	9,254
Inventories, net	(1,299)	(6,432)
Prepaid expenses and other current assets	(2,069)	(1,979)
Income tax benefit from exercise of stock options	(808)	(1,056)
Increase (decrease) in:
Accounts payable and accrued liabilities	(676)	(4,290)
Income taxes payable	(1,658)	(774)
Customer deposits	5	(258)
Unearned service revenues	376	661

Net cash provided by operating activities	10,273	4,334

INVESTING ACTIVITIES:
Purchases of property and equipment	(256)	(703)
Payments for intangible assets	(494)	(193)

Net cash used in investing activities	(750)	(896)

FINANCING ACTIVITIES:
Payments on capital leases	(63)	(131)
Income tax benefit from exercise of stock options	808	1,056
Proceeds from issuance of stock, net	3,049	5,288

Net cash provided by financing activities	3,794	6,213

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,952)	(603)

INCREASE IN CASH AND CASH EQUIVALENTS	11,365	9,048

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,233	64,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,598	$73,588

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Three Months Ended March 30, 2013 and March 31, 2012

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker Vantage, FARO Focus3D and FARO 3D Imager AMP, all laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, and law enforcement agencies. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

NOTE B – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and all of the Company’s subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended March 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any future interim period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement in ASU No. 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement in ASU No. 2011-05 to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which became effective during the quarter ended March 30, 2013. The adoption of ASU 2013-02 in the quarter ended March 30, 2013, did not have any impact on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate	0.55%	0.66%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	48.4%	50.7%
Weighted-average expected volatility	48.4%	50.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,100 and $836 for the three months ended March 30, 2013 and March 31, 2012, respectively.

A summary of stock option activity and weighted-average exercise prices for the three months ended March 30, 2013 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 30, 2013
Outstanding at January 1, 2013	831,504	$36.31
Granted	238,767	43.78
Forfeited	(35,136)	44.93
Exercised	(115,158)	26.58

Outstanding at March 30, 2013	919,977	$39.23	5.1	$7,194

Options exercisable at March 30, 2013	455,199	$31.50	4.0	$6,438

The weighted-average grant-date fair value of the stock options granted during the three months ended March 30, 2013 and March 31, 2012 was $14.64 and $22.57 per option, respectively. The total intrinsic value of stock options exercised during the three months ended March 30, 2013 and March 31, 2012 was $2.0 million and $6.1 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	31,236	$45.80
Granted	427	44.28
Forfeited	(1,586)	51.89
Vested	(3,747)	38.51

Non-vested at March 30, 2013	26,330	$46.44

As of March 30, 2013, there was $8.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.6 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012

Cash paid for interest	$1	$11

Cash paid for income taxes	$3,923	$2,358

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at March 30, 2013 and December 31, 2012 included U.S. Treasury Bills totaling $65.0 million that mature through September 19, 2013. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at March 30, 2013 approximated cost plus accrued interest.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of March 30, 2013	As of December 31, 2012
Accounts receivable	$57,620	$66,339
Allowance for doubtful accounts	(3,899)	(3,780)

Total	$53,721	$62,559

NOTE K – INVENTORIES

Inventories consist of the following:

	As of March 30, 2013	As of December 31, 2012
Raw materials	$27,217	$28,146
Finished goods	8,614	6,188
Sales demonstration inventory	18,460	18,729
Reserve for excess and obsolete	(4,267)	(4,169)

Inventory	$50,024	$48,894

Service inventory	$18,316	$19,125

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 30, 2013		March 31, 2012
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,009,773	$0.27	16,788,241	$0.40

Effect of dilutive securities	167,103	—	374,718	(0.01)

Diluted EPS	17,176,876	$0.27	17,162,959	$0.39

The effect of 450,672 and 240,116 securities were not included in the calculation of weighted average shares outstanding for the three months ended March 30, 2013 and March 31, 2012, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of March 30, 2013	As of December 31, 2012
Accrued compensation and benefits	$9,429	$9,364
Accrued warranties	2,148	2,359
Professional and legal fees	1,313	1,472
Other accrued liabilities	5,370	5,021

	$18,260	$18,216

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning Balance	$2,359	$2,365
Provision for warranty expense	873	805
Warranty expired	(1,084)	(700)

Ending Balance	$2,148	$2,470

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.8 million at March 30, 2013 and December 31, 2012, respectively. The related valuation allowance was $11.8 million at March 30, 2013 and December 31, 2012, respectively. The Company’s effective tax rate decreased to 18.4% for the three months ended March 30, 2013 from 22.1% for the three months ended March 31, 2012 and included a reduction in the income tax rate of 1.4% and 5.0%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the three months ended March 30, 2013 also includes the discrete tax benefit of 7.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for the three months ended March 30, 2013 and 2012 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.4 million, or $0.03 per share, in the three month period ended March 30, 2013, and $0.3 million, or $0.02 per share, in the three month period ended March 31, 2012.

In 2005, the Company opened a regional headquarters and began to manufacture certain of its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions, including employment, spending, and capital investment. The Company and the Singapore Economic Development Board mutually agreed to end the program as of December 31, 2011, as the Company has expanded its operations in other locations within Asia to meet market demand. The aggregate dollar effect of this favorable tax rate was approximately $0.1 million, or $0.01 per share, during the three month period ended March 31, 2012.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits and accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia/Pacific. The Company does not allocate corporate expenses to the Europe/Africa or Asia/Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur Research and Development expenses in its Asia/Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	March 30, 2013	March 31, 2012
Americas Region
Net sales to external customers	$26,109	$25,059
Depreciation and amortization	1,092	1,046
Operating income (loss)	(1,008)	538
Long-lived assets	21,499	22,829
Capital expenditures	322	562
Total assets	187,404	171,145

Europe/Africa Region
Net sales to external customers	$21,900	$23,046
Depreciation and amortization	468	403
Operating income (loss)	1,949	2,304
Long-lived assets	16,233	16,851
Capital expenditures	243	182
Total assets	102,517	97,454

Asia Pacific Region
Net sales to external customers	$17,361	$17,124
Depreciation and amortization	273	230
Operating income	4,761	5,591
Long-lived assets	2,400	2,051
Capital expenditures	97	254
Total assets	63,337	54,334

Totals
Net sales to external customers	$65,370	$65,229
Depreciation and amortization	1,833	1,679
Operating income (loss)	5,702	8,433
Long-lived assets	40,132	41,731
Capital expenditures	662	998
Total assets	353,258	322,933

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases – The Company is a party to leases arising in the normal course of business that expire on or before 2019. Total obligations under these leases are approximately $6.2 million for 2013.

Purchase Commitments – The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 30, 2013, the Company does not have any long-term commitments for purchases.

Patent Matters – On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, denying all post-trial motions except the Company’s motion for attorneys’ fees. On February 21, 2013, the Court stayed the Company’s motion for attorneys’ fees pending resolution of any appeals to the U.S. Federal Circuit.

On March 20, 2013, the Massachusetts Court entered Final Judgment in the Company’s favor, awarding the Company its costs. On April 10, 2013, the Company filed a notice of appeal to the U.S. Federal Circuit with respect to the Massachusetts Court’s failure to address the inequitable conduct by the inventor and related patent misuse and anti-trust issues. The Company believes it is entitled to relief for all of its attorneys’ fees and costs incurred in the litigation, although the amount and eventual recovery are uncertain at this time.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of March 30, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions, identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

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

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•

the Company may incur additional material costs related to increases in sales of extended product warranties without a corresponding increase in revenue if actual product failure rates, parts and equipment costs, or service labor costs exceed the Company’s estimates;

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

other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this quarterly report on Form 10-Q.

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus3D, the FARO 3D Imager AMP and their companion CAM2® software, provide for Computer-Aided Design, or CAD, -based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement.

As of March 30, 2013, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombadier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others.

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

In the first quarter of 2013, 39.9% of the Company’s sales were in the Americas compared to 38.4% in the first three months of 2012, 33.5% were in the Europe/Africa region compared to 35.3% in the first quarter of 2012, and 26.6% were in the Asia/Pacific region compared to 26.3% in the same prior year period. In the first quarter of 2013, new order bookings increased $2.5 million, or 4.0%, to $64.6 million from $62.1 million in the prior year period. New orders in the first quarter of 2013 increased $5.5 million, or 25.2%, in the Americas to $27.3 million from $21.8 million in the prior year period. New orders in the first quarter of 2013 decreased $1.8 million, or 7.9%, to $21.0 million in Europe/Africa from $22.8 million in the first quarter of 2012. In Asia/Pacific, new orders in the first three months of 2013 decreased $1.2 million, or 6.9%, to $16.3 million from $17.5 million in the first quarter of 2012.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2012 or the three months ended March 30, 2013.

The Company was profitable in each quarter in the years ended December 31, 2012, 2011, and 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products, increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

Sales increased by $0.2 million, or 0.3%, to $65.4 million in the three months ended March 30, 2013 from $65.2 million for the three months ended March 31, 2012. This increase resulted primarily from an increase in service revenue. Product sales decreased by $1.9 million, or 3.6%, to $52.5 million for the three months ended March 30, 2013 from $54.4 million for the first quarter of 2012 primarily as a result of lower average selling prices across all regions in response to more competitive pricing pressure on the Company’s products. Service revenue increased by $2.1 million, or 19.3%, to $12.9 million for the three months ended March 30, 2013 from $10.8 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Americas region increased $1.0 million, or 4.0%, to $26.1 million for the three months ended March 30, 2013 from $25.1 million in the three months ended March 31, 2012. Product sales in the Americas region decreased by $0.2 million, or 1.0%, to $20.4 million for the three months ended March 30, 2013 from $20.6 million in the first quarter of the prior year. Service revenue in the Americas region increased by $1.2 million, or 28.0%, to $5.7 million for the three months ended March 30, 2013 from $4.5 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $1.1 million, or 4.8%, to $21.9 million for the three months ended March 30, 2013 from $23.0 million in the three months ended March 31, 2012. Product sales in the Europe/Africa region decreased by $1.8 million, or 9.6%, to $17.0 million for the three months ended March 30, 2013 from $18.8 million in the first quarter of the prior year. Service revenue in the Europe/Africa region increased $0.7 million, or 15.8%, to $4.9 million for the three months ended March 30, 2013 from $4.2 million in the same period during the prior year.

Sales in the Asia/Pacific region increased $0.3 million, or 1.8%, to $17.4 million for the three months ended March 30, 2013 from $17.1 million in the three months ended March 31, 2012. Product sales in the Asia/Pacific region increased by $0.1 million, or 0.5%, to $15.1 million for the three months ended March 30, 2013 from $15.0 million in the first quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.2 million, or 7.7%, to $2.3 million for the three months ended March 30, 2013 from $2.1 million in the same period during the prior year.

Gross profit decreased by $0.4 million, or 1.0%, to $36.8 million for the three months ended March 30, 2013 from $37.2 million for the three months ended March 31, 2012. Gross margin decreased to 56.3% for the three months ended March 30, 2013 from 57.0% for the three months ended March 31, 2012. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 59.3% in the three months ended March 30, 2013 from 62.3% for the three months ended March 31, 2012. Gross margin from product sales decreased primarily as a result of lower average selling prices and an increase in the sales mix of Laser Scanner product sold to distributors. Gross margin from service revenues increased to 44.1% in the three months ended March 30, 2013 from 30.0% in the same period in the prior year due to increased warranty revenue.

Selling expenses increased by $0.7 million, or 3.8%, to $16.7 million for the three months ended March 30, 2013 from $16.0 million for three months ended March 31, 2012. This increase was primarily due to an increase in travel related costs of $0.6 million and an increase in compensation of $0.4 million partially related to additional headcount, offset by a decrease in trade show expenses of $0.3 million.

Worldwide sales and marketing headcount increased by 60, or 17.8%, to 398 at March 30, 2013 from 338 at March 31, 2012. Regionally, the Company’s sales and marketing headcount increased by 26, or 27.7%, to 120 from 94 for the Americas; decreased by 19, or 16.8%, in Europe/Africa to 132 from 113; and increased by 15, or 11.5%, in Asia/Pacific to 146 from 131.

As a percentage of sales, selling expenses increased to 25.5% of sales in the three months ended March 30, 2013 from 24.6% of sales in the three months ended March 31, 2012. Regionally, selling expenses were 21.6% of sales in the Americas for the quarter ended March 30, 2013 compared to 22.4% of sales in the first quarter of 2012; 30.5% of sales for Europe/Africa in the first quarter of 2013 compared to 27.8% of sales from the same period in the prior year; and 24.9% of sales for Asia/Pacific compared to 23.4% of sales from the same period in the prior year.

General and administrative expenses increased by $0.9 million to $7.5 million in the three months ended March 30, 2013 from $6.6 million in the prior year quarter, as a result of an increase in compensation of $0.7 million and bad debt expense of $0.2 million, offset by lower professional and legal fees of $0.2 million.

Depreciation and amortization expenses increased slightly to $1.8 million for the three months ended March 30, 2013 from $1.7 million for the three months ended March 31, 2012.

Research and development expenses increased to $5.1 million for the three months ended March 30, 2013 from $4.4 million for the three months ended March 31, 2012, primarily as a result of an increase in compensation and subcontractor expense of $0.7 million. Research and development expenses as a percentage of sales increased to 7.8% for the three months ended March 30, 2013 from 6.8% for the three months ended March 31, 2012.

Other (income) expense, net increased to an expense of $0.1 million for the three months ended March 30, 2013 compared to income of $0.2 million in the three months ended March 31, 2012, and consisted primarily of net foreign currency transaction gains resulting from changes in foreign exchange rates on the value of the current intercompany account balances of the Company’s subsidiaries denominated in different currencies and other expenses.

Income tax expense decreased by $0.9 million to $1.0 million for the three months ended March 30, 2013 from $1.9 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 18.4% for the three months ended March 30, 2013 from 22.1% in the prior year period and included a reduction in the income tax rates of 1.4% and 5.0%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the three months ended March 30, 2013 also includes the discrete tax benefit of 7.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $2.1 million to $4.6 million for the three months ended March 30, 2013 from $6.7 million for the three months ended March 31, 2012 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $11.4 million to $104.6 million at March 30, 2013 from $93.2 million at December 31, 2012. The increase was primarily attributable to net income and non-cash expenses of $8.9 million, proceeds from stock option exercises of $3.0 million and a decrease in working capital of $2.2 million, offset by purchases of equipment and intangible assets of $0.7 million, and the effect of exchange rate changes on cash of $2.0 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of March 30, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

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

If necessary as a result of the qualitative assessment, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the three months ended March 30, 2013 or the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of March 30, 2013, 60.1% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s business, results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease). The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in the first quarter of 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of March 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patent Matters – On July 11, 2008, Metris USA, Inc. and its affiliates, Metris N.V., Metris IPR N.V. and 3-D Scanners Ltd., filed a complaint against the Company for patent infringement in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) concerning U.S. Patent Nos. 6,611,617 and 7,313,264 (hereinafter, the “patents-in-suit”). Following an acquisition by Nikon Corporation in late 2009, Metris USA, Inc. subsequently changed its name to Nikon Metrology, Inc., Metris N.V. changed its name to Nikon Metrology NV, and Metris IPR N.V. was dissolved and merged into Nikon Metrology NV. We refer to each of Nikon Metrology, Inc., Nikon Metrology NV, and 3-D Scanners Ltd. as “Plaintiffs” or “Nikon”.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, denying all post-trial motions except the Company’s motion for attorneys’ fees. On February 21, 2013, the Court stayed the Company’s motion for attorneys’ fees pending resolution of any appeals to the U.S. Federal Circuit.

On March 20, 2013, the Massachusetts Court entered Final Judgment in the Company’s favor, awarding the Company its costs. On April 10, 2013, the Company filed a notice of appeal to the U.S. Federal Circuit with respect to the Massachusetts Court’s failure to address the inequitable conduct by the inventor and related patent misuse and anti-trust issues. The Company believes it is entitled to relief for all of its attorneys’ fees and costs incurred in the litigation, although the amount and eventual recovery are uncertain at this time.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the SEC. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2012 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Program

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the three month period ended March 30, 2013 under this program.

Other Purchases of Equity Securities by the Issuer

During the first quarter of fiscal 2013, the Company indirectly repurchased shares outside of the share repurchase program through net share settlement to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. The following table summarizes this repurchase activity during the three months ended March 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$21,094,621
February 1 - February 29	595	35.05	—	$21,094,621
March 1 - March 30	630	44.28	—	$21,094,621
Total	1,225	$39.80	—	$21,094,621

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Separation Agreement, General Release of All Claims and Covenant Not to Sue, dated February 8, 2013, by and between FARO Technologies, Inc. and David Morse (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, dated February 12, 2013 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: April 30, 2013	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Separation Agreement, General Release of All Claims and Covenant Not to Sue, dated February 8, 2013, by and between FARO Technologies, Inc. and David Morse (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, dated February 12, 2013 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document