Form 10-Q
period 2013-06-29
FARO TECHNOLOGIES INC
filed 2013-07-30
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

There were 17,107,965 shares of the registrant’s common stock outstanding as of July 26, 2013.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 29, 2013

INDEX

			PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.		Financial Statements

	a)	Consolidated Balance Sheets As of June 29, 2013 (Unaudited) and December 31, 2012
			3

	b)	Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 29, 2013 and June 30, 2012
			4

	c)	Consolidated Statements of Comprehensive Income (Unaudited) For the Three and Six Months Ended June 29, 2013 and June 30, 2012
			5

	d)	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 29, 2013 and June 30 2012
			6

	e)	Notes to Consolidated Financial Statements (Unaudited) For the Six Months Ended June 29, 2013 and June 30, 2012
			7-15

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3.		Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.		Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.		Legal Proceedings	26

Item 1A.		Risk Factors	27

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.		Exhibits	28

SIGNATURES			29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 29, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$111,308	$93,233
Short-term investments	64,993	64,990
Accounts receivable, net	51,717	62,559
Inventories, net	47,781	48,894
Deferred income taxes, net	5,925	7,216
Prepaid expenses and other current assets	11,823	11,186

Total current assets	293,547	288,078

Property and Equipment:
Machinery and equipment	33,296	32,236
Furniture and fixtures	6,443	6,516
Leasehold improvements	10,884	10,897

Property and equipment at cost	50,623	49,649
Less: accumulated depreciation and amortization	(36,326)	(34,305)

Property and equipment, net	14,297	15,344

Goodwill	18,656	18,816
Intangible assets, net	7,252	7,048
Service inventory	17,784	19,125
Deferred income taxes, net	2,370	2,396

Total Assets	$353,906	$350,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,386	$10,413
Accrued liabilities	16,443	18,216
Income taxes payable	1,088	4,886
Current portion of unearned service revenues	19,431	19,460
Customer deposits	3,047	2,662
Current portion of obligations under capital leases	15	45

Total current liabilities	47,410	55,682
Unearned service revenues - less current portion	11,344	11,221
Deferred tax liability, net	1,152	1,149
Obligations under capital leases - less current portion	16	19

Total Liabilities	59,922	68,071

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,788,200 and 17,653,879 issued; 17,107,965 and 16,973,644 outstanding, respectively	18	18
Additional paid-in capital	187,098	181,094
Retained earnings	112,563	104,358
Accumulated other comprehensive income	3,380	6,341
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	293,984	282,736

Total Liabilities and Shareholders’ Equity	$353,906	$350,807

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

SALES
Product	$55,174	$55,432	$107,656	$109,856
Service	13,155	11,330	26,043	22,135

Total Sales	68,329	66,762	133,699	131,991

COST OF SALES
Product	22,921	22,320	44,260	42,826
Service	8,482	7,382	15,688	14,919

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	31,403	29,702	59,948	57,745

GROSS PROFIT	36,926	37,060	73,751	74,246

OPERATING EXPENSES:
Selling	16,716	15,841	33,366	31,879
General and administrative	7,826	8,134	15,341	14,762
Depreciation and amortization	1,736	1,689	3,569	3,368
Research and development	5,162	4,525	10,287	8,933

Total operating expenses	31,440	30,189	62,563	58,942

INCOME FROM OPERATIONS	5,486	6,871	11,188	15,304

OTHER (INCOME) EXPENSE
Interest income	(19)	(20)	(35)	(121)
Other (income) expense, net	504	401	619	261
Interest expense	0	7	1	20

INCOME BEFORE INCOME TAX EXPENSE	5,001	6,483	10,603	15,144

INCOME TAX EXPENSE	1,370	1,749	2,398	3,660

NET INCOME	$3,631	$4,734	$8,205	$11,484

NET INCOME PER SHARE - BASIC	$0.21	$0.28	$0.48	$0.68

NET INCOME PER SHARE - DILUTED	$0.21	$0.28	$0.48	$0.67

Weighted average shares - Basic	17,097,973	16,921,012	17,054,354	16,861,221

Weighted average shares - Diluted	17,173,015	17,140,115	17,177,748	17,157,185

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$3,631	$4,734	$8,205	$11,484
Currency translation adjustments	468	(3,022)	(2,961)	(1,688)

Comprehensive income	$4,099	$1,712	$5,244	$9,796

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$8,205	$11,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,569	3,368
Compensation for stock options and restricted stock units	2,105	1,866
Provision for bad debts	315	(84)
Deferred income tax expense (benefit)	1,281	(744)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	9,644	3,535
Inventories, net	1,101	(6,173)
Prepaid expenses and other current assets	(765)	(1,569)
Income tax benefit from exercise of stock options	(814)	(1,114)
Increase (decrease) in:
Accounts payable and accrued liabilities	(4,565)	(6,313)
Income taxes payable	(2,868)	933
Customer deposits	458	317
Unearned service revenues	594	1,191

Net cash provided by operating activities	18,260	6,697

INVESTING ACTIVITIES:
Purchases of property and equipment	(891)	(2,533)
Payments for intangible assets	(832)	(443)

Net cash used in investing activities	(1,723)	(2,976)

FINANCING ACTIVITIES:
Payments on capital leases	(76)	(98)
Income tax benefit from exercise of stock options	814	1,114
Proceeds from issuance of stock, net	3,084	5,601

Net cash provided by financing activities	3,822	6,617

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,284)	(130)

INCREASE IN CASH AND CASH EQUIVALENTS	18,075	10,208

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,233	64,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,308	$74,748

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Six Months Ended June 29, 2013 and June 30, 2012

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

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any future interim period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement in ASU 2011-05 to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which became effective during the quarter ended March 30, 2013. The adoption of ASU 2013-02 in the quarter ended March 30, 2013 did not have any impact on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended June 29, 2013 and June 30, 2012:

	For the Six Months Ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	0.55%	0.61% - 0.66%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	48.4%	50.4% - 50.7%
Weighted-average expected volatility	48.4%	50.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,087 and $1,093 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $2,188 and $1,929 for the six months ended June 29, 2013 and June 30, 2012, respectively.

A summary of stock option activity and weighted average exercise prices for the six months ended June 29, 2013 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 29, 2013
Outstanding at January 1, 2013	831,504	$36.31
Granted	238,767	43.78
Forfeited	(58,644)	46.29
Exercised	(116,910)	26.48

Outstanding at June 29, 2013	894,717	$38.94	4.9	$3,007

Options exercisable at June 29, 2013	445,699	$31.37	3.7	$2,999

The weighted-average grant-date fair value of the stock options granted during the six months ended June 29, 2013 and June 30, 2012 was $14.64 and $22.57 per option, respectively. The total intrinsic value of stock options exercised during the three months ended June 29, 2013 and June 30, 2012 was $0.0 million and $0.4 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 29, 2013 and June 30, 2012 was $2.0 million and $6.5 million, respectively. The fair value of stock options vested during the three months ended June 29, 2013 and June 30, 2012 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the six months ended June 29, 2013 and June 30, 2012 was $3.2 million and $1.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 29, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	31,236	$45.80
Granted	15,316	36.91
Forfeited	(1,586)	51.89
Vested	(13,518)	45.27

Non-vested at June 29, 2013	31,448	$41.39

As of June 29, 2013, there was $8.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	June 29, 2013	June 30, 2012

Cash paid for interest	$1	$20

Cash paid for income taxes	$5,884	$2,767

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at June 29, 2013 and December 31, 2012 include U.S. Treasury Bills totaling $65.0 million that mature through December 13, 2013. The weighted average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at June 29, 2013 and December 31, 2012, approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 29, 2013	As of December 31, 2012
Accounts receivable	$55,673	$66,339
Allowance for doubtful accounts	(3,956)	(3,780)

Total	$51,717	$62,559

NOTE K – INVENTORIES

Inventories consist of the following:

	As of June 29, 2013	As of December 31, 2012
Raw materials	$23,500	$28,146
Finished goods	8,224	6,188
Sales demonstration inventory	18,829	18,729
Reserve for excess and obsolete	(2,772)	(4,169)

Inventory	$47,781	$48,894

Service inventory	$17,784	$19,125

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,097,973	$0.21	16,921,012	$0.28	17,054,354	$0.48	16,861,221	$0.68

Effect of dilutive securities	75,042	—	219,103	—	123,394	—	295,964	(0.01)

Diluted EPS	17,173,015	$0.21	17,140,115	$0.28	17,177,748	$0.48	17,157,185	$0.67

The effect of 445,814 and 430,248 securities were not included in the calculation of weighted average shares outstanding for the three months and six months ended June 29, 2013, as they were antidilutive. The effect of 240,616 and 240,116 securities were not included for the three months and six months ended June 30, 2012, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 29, 2013	As of December 31, 2012
Accrued compensation and benefits	$9,091	$9,364
Accrued warranties	2,453	2,359
Professional and legal fees	1,472	1,472
Other accrued liabilities	3,427	5,021

	$16,443	$18,216

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 29, 2013	June 30, 2012
Beginning Balance	$2,359	$2,365
Provision for warranty expense	1,758	1,457
Warranty expired	(1,664)	(1,377)

Ending Balance	$2,453	$2,445

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.8 million at June 29, 2013 and December 31, 2012. The related valuation allowance was $11.8 million at June 29, 2013 and December 31, 2012. The Company’s effective tax rate decreased to 22.6% for the six months ended June 29, 2013 from 24.2% for the six months ended June 30, 2012 and included a reduction in the income tax rate of 0.8% and 2.8%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the six months ended June 29, 2013 also included the discrete tax benefit of 4.0% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for the six months ended June 29, 2013 and June 30, 2012 includes a reduction in the statutory corporate tax rate for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.7 million, or $0.04 per share, in the six month period ended June 29, 2013, and $0.5 million, or $0.03 per share, in the six month period ended June 30, 2012.

In 2005, the Company opened a regional headquarters and began to manufacture certain of its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions, including employment, spending, and capital investment. The Company and the Singapore Economic Development Board mutually agreed to end the program as of December 31, 2011, as the Company has expanded its operations in other locations within Asia to meet market demand. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, during the six month period ended June 30, 2012.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Americas Region
Net sales to external customers	$28,380	$25,714	$54,489	$50,773
Depreciation and amortization	984	1,060	2,076	2,106
Operating (loss) income	1,287	(489)	279	49
Long-lived assets	21,501	22,379	21,501	22,379
Capital expenditures	439	332	761	894
Total assets	187,081	171,081	187,081	171,081

Europe/Africa Region
Net sales to external customers	$23,207	$23,200	$45,107	$46,246
Depreciation and amortization	462	395	930	797
Operating income	(160)	1,613	1,789	3,917
Long-lived assets	16,286	16,146	16,286	16,146
Capital expenditures	289	580	532	762
Total assets	102,675	94,777	102,675	94,777

Asia Pacific Region
Net sales to external customers	$16,742	$17,848	$34,103	$34,972
Depreciation and amortization	290	234	563	465
Operating income	4,359	5,747	9,120	11,338
Long-lived assets	2,417	2,623	2,417	2,623
Capital expenditures	345	791	442	1,045
Total assets	64,150	59,537	64,150	59,537

Totals
Net sales to external customers	$68,329	$66,762	$133,699	$131,991
Depreciation and amortization	1,736	1,689	3,569	3,368
Operating income	5,486	6,871	11,188	15,304
Long-lived assets	40,204	41,148	40,204	41,148
Capital expenditures	1,073	1,703	1,735	2,701
Total assets	353,906	325,395	353,906	325,395

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases — The Company is a party to leases arising in the normal course of business that expire on or before 2024. Total obligations under these leases are approximately $6.2 million for 2013.

Purchase Commitments — The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 29, 2013, the Company does not have any long-term commitments for purchases.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, denying all post-trial motions except the Company’s motion for attorneys’ fees. On February 21, 2013, the Massachusetts Court stayed the Company’s motion for attorneys’ fees pending resolution of any appeals to the U.S. Federal Circuit.

On March 20, 2013, the Massachusetts Court entered Final Judgment in the Company’s favor, awarding the Company its costs. On April 10, 2013, the Company filed a notice of appeal to the U.S. Federal Circuit with respect to the Massachusetts Court’s failure to address the inequitable conduct by the inventor and related patent misuse and anti-trust issues.

On July 10, 2013, the matter was settled with no impact to the financial statements.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of June 29, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar words, or discussions of our strategy or other intentions, identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	market conditions in the regions where the Company operates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the outcome of litigation and its effect on the Company’s business, financial condition or results of operations;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the ability of the Company to comply with the requirements for favorable tax rates in foreign jurisdictions.

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

As of June 29, 2013, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombadier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO Focus3D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells one- and three-year extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

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

In the six months ended June 29, 2013, 40.7% of the Company’s sales were in the Americas compared to 38.5% in the first of six months of 2012, 33.7% were in the Europe/Africa region compared to 35.0% in the first six months of 2012, and 25.6% were in the Asia/Pacific region compared to 26.5% in the same prior year period. In the second quarter of 2013, new order bookings decreased $4.3 million, or 6.1%, to $66.7 million from $71.0 million in the prior year period. New orders in the second quarter of 2013 increased $0.1 million, or 0.4%, in the Americas to $27.5 million from $27.4 million in the prior year period. New orders in the second quarter of 2013 decreased $4.1 million, or 15.9%, to $21.7 million in Europe/Africa from $25.8 million in the second quarter of 2012. In Asia/Pacific, new orders in the second quarter of 2013 decreased $0.3 million, or 1.7%, to $17.5 million from $17.8 million in the second quarter of 2012.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2012 or the six months ended June 29, 2013.

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

Results of Operations

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

Sales increased by $1.5 million, or 2.3%, to $68.3 million in the three months ended June 29, 2013 from $66.8 million for the three months ended June 30, 2012. The Company’s sales growth continues to be impacted by economic softness in Europe and Asia while there are signs of improvement in the Americas region. Product sales decreased by $0.3 million, or 0.5%, to $55.2 million for the three months ended June 29, 2013 from $55.5 million for the second quarter of 2012. Service revenue increased by $1.8 million, or 16.1%, to $13.1 million for the three months ended June 29, 2013 from $11.3 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Americas region increased by $2.7 million, or 10.5%, to $28.4 million for the three months ended June 29, 2013 from $25.7 million in the three months ended June 30, 2012. Product sales in the Americas region increased by $1.6 million, or 7.7%, to $22.5 million for the three months ended June 29, 2013 from $20.9 million in the second quarter of the prior year. Service revenue in the Americas region increased by $1.1 million, or 21.7%, to $5.9 million for the three months ended June 29, 2013 from $4.8 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region were $23.2 million for the three months ended June 29, 2013 and the three months ended June 30, 2012. Product sales in the Europe/Africa region decreased by $0.9 million, or 4.3%, to $18.2 million for the three months ended June 29, 2013 from $19.1 million in the second quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.9 million, or 19.9%, to $5.0 million for the three months ended June 29, 2013 from $4.1 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region decreased by $1.2 million, or 6.7%, to $16.7 million for the three months ended June 29, 2013 from $17.9 million in the three months ended June 30, 2012. Product sales in the Asia/Pacific region decreased by $1.1 million, or 6.8%, to $14.5 million for the three months ended June 29, 2013 from $15.6 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region remained at $2.3 million for the three months ended June 29, 2013 and the three months ended June 30, 2012.

Gross profit decreased by $0.2 million, or 0.4%, to $36.9 million for the three months ended June 29, 2013 from $37.1 million for the three months ended June 30, 2012. Gross margin decreased to 54.0% for the three months ended June 29, 2013 from 55.5% for the three months ended June 30, 2012. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 58.5% in the three months ended June 29, 2013 from 59.7% for the three months ended June 30, 2012, primarily as a result of lower average selling prices. Gross margin from service revenues increased to 35.5% in the three months ended June 29, 2013 from 34.8% for the three months ended June 30, 2012, primarily due to an increase in warranty revenue.

Selling expenses increased by $0.9 million, or 5.5%, to $16.7 million for the three months ended June 29, 2013 from $15.8 million for three months ended June 30, 2012. This increase was primarily due to an increase in compensation expense of $0.6 million and an increase in travel costs of $0.3 million.

Worldwide sales and marketing headcount increased by 56, or 15.7%, to 413 at June 29, 2013 from 357 at June 30, 2012. Regionally, the Company’s sales and marketing headcount increased by 25, or 24.3%, to 128 from 103 for the Americas; increased by 13, or 10.8%, in Europe/Africa to 133 from 120; and increased by 18, or 13.4%, in Asia/Pacific to 152 from 134.

As a percentage of sales, selling expenses increased to 24.5% of sales in the three months ended June 29, 2013 from 23.7% in the three months ended June 30, 2012. Regionally, selling expenses were 20.8% of sales in the Americas for the quarter, compared to 20.3% of sales in the second quarter of 2012; 30.7% of sales for Europe/Africa for the quarter compared to 28.8% of sales from the same period in the prior year; and 22.1% of sales for Asia/Pacific for the quarter compared to 22.0% of sales from the same period in the prior year.

General and administrative expenses decreased by $0.3 million, or 3.8%, to $7.8 million for the three months ended June 29, 2013 from $8.1 million for the three months ended June 30, 2012, primarily due to a decrease in legal fees of $1.2 million related to the FCPA matter, offset by an increase in compensation of $0.3 million, an increase in other professional fees of $0.3 million, and bad debt expenses of $0.2 million.

Depreciation and amortization expense remained at $1.7 million for the three months ended June 29, 2013 and June 30, 2012.

Research and development expenses increased to $5.2 million for the three months ended June 29, 2013 from $4.5 million for the three months ended June 30, 2012, primarily as a result of an increase in compensation expense of $0.4 million and subcontractors’ expense of $0.2 million. Research and development expenses as a percentage of sales increased to 7.6% for the three months ended June 29, 2013 from 6.8% for the three months ended June 30, 2012.

Other expense (income), net increased by $0.1 million to $0.5 million of expense for the three months ended June 29, 2013, from $0.4 million of expense for the three months ended June 30, 2012, primarily as a result of an increase in foreign currency transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $0.3 million to $1.4 million for the three months ended June 29, 2013 from $1.7 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease in pretax income. The Company’s effective tax rate increased to 27.4% for the three months ended June 29, 2013 from 27.0% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $1.1 million to $3.6 million for the three months ended June 29, 2013 from $4.7 million for the three months ended June 30, 2012 as a result of the factors described above.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30 2012

Total sales increased by $1.7 million, or 1.3%, to $133.7 million in the six months ended June 29, 2013 from $132.0 million for the six months ended June 30, 2012. The Company’s sales growth continues to be impacted by economic softness in Europe and Asia with improving conditions in the Americas region. Product sales decreased by $2.2 million, or 2.0%, to $107.7 million for the six months ended June 29, 2013 from $109.9 million for the six months ended June 30, 2012. Service revenue increased by $3.9 million, or 17.7%, to $26.0 million for the six months ended June 29, 2013 from $22.1 million in the same period during the prior year due primarily to an increase in warranty revenue.

Sales in the Americas region increased by $3.7 million, or 7.3%, to $54.5 million for the six months ended June 29, 2013 from $50.8 million in the six months ended June 30, 2012. Product sales in the Americas region increased by $1.4 million, or 3.4%, to $42.8 million for the six months ended June 29, 2013 from $41.4 million in the prior year period. Service revenue in the Americas region increased by $2.3 million, or 24.7%, to $11.7 million for the six months ended June 29, 2013 from $9.4 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region decreased by $1.1 million, or 2.4%, to $45.1 million for the six months ended June 29, 2013 from $46.2 million in the six months ended June 30, 2012. Product sales in the Europe/Africa region decreased by $2.6 million, or 6.9%, to $35.3 million for the six months ended June 29, 2013 from $37.9 million in the prior year period. Service revenue in the Europe/Africa region increased by $1.5 million, or 17.8%, to $9.8 million for the six months ended June 29, 2013 from $8.3 million in the same period during the prior year due primarily to an increase in warranty revenue.

Sales in the Asia/Pacific region decreased by $0.9 million, or 2.6%, to $34.1 million for the six months ended June 29, 2013 from $35.0 million in the six months ended June 30, 2012. Product sales in the Asia/Pacific region decreased by $1.0 million, or 3.2%, to $29.5 million for the six months ended June 29, 2013 from $30.5 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.1 million, or 2.6%, to $4.6 million for the six months ended June 29, 2013 from $4.5 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Gross profit decreased by $0.6 million, or 0.7%, to $73.8 million for the six months ended June 29, 2013 from $74.2 million for the six months ended June 30, 2012. Gross margin decreased to 55.2% for the six months ended June 29, 2013 from 56.3% for the six months ended June 30, 2012. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 58.9% in the six months ended June 29, 2013 from 61.0% for the six months ended June 30, 2012 primarily as a result of lower average selling prices and an increase in the sales mix of Laser Scanner product sold to distributors. Gross margin from service revenues increased to 39.8% in the six months ended June 29, 2013 from 32.6% for the six months ended June 30, 2012.

Selling expenses increased by $1.5 million, or 4.7%, to $33.4 million for the six months ended June 29, 2013 from $31.9 million for the six months ended June 30, 2012, primarily due to an increase in compensation expense of $0.9 million and an increase in travel related expenses of $0.9 million, offset by a decrease in marketing and advertising expenses of $0.2 million.

As a percentage of sales, selling expenses increased to 25.0% of sales in the six months ended June 29, 2013 from 24.2% in the six months ended June 30, 2012. Regionally, selling expenses were 21.2% of sales in the Americas for the six months ended June 29, 2013 compared to 21.3% of sales in the prior year period; 30.6% of sales for Europe/Africa for the six months ended June 29, 2013 compared to 28.3% of sales from the same period in the prior year; and 23.6% of sales for the six months ended June 29, 2013 compared to 22.8% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $0.6 million, or 3.9%, to $15.3 million for the six months ended June 29, 2013 from $14.7 million for the six months ended June 30, 2012, primarily due to an increase in compensation of $1.0 million, bad debt expenses of $0.4 million, and recruiting costs of $0.3 million, offset by a decrease in professional fees related to the FCPA matter of $1.4 million.

Depreciation and amortization expenses increased by $0.3 million, or 6.0%, to $3.6 million for the six months ended July 29, 2013 from $3.3 million for the six months ended June 30, 2012.

Research and development expenses increased to $10.3 million for the six months ended June 29, 2013 from $8.9 million for the six months ended June 30, 2012, primarily as a result of an increase in compensation expenses of $1.1 million and subcontractors’ expense of $0.3 million. Research and development expenses as a percentage of sales increased to 7.7% for the six months ended June 29, 2013 from 6.8% for the six months ended June 30, 2012.

Other expense (income), net increased by $0.4 million to $0.6 million for the six months ended June 29, 2013 from $0.2 million of expense for the six months ended June 30, 2012, primarily as a result of an increase in foreign exchange transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $1.3 million to $2.4 million for the six months ended June 29, 2013 from $3.7 million for the six months ended June 30, 2012. This change was primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 22.6% for the six months ended June 29, 2013 from 24.2% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates and a reduction in the income tax rates of 0.1% and 2.8%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the six months ended June 29, 2013 also included the discrete tax benefit of 4.0% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $3.3 million to $8.2 million for the six months ended June 29, 2013 from $11.5 million for the six months ended June 30, 2012 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $18.1 million to $111.3 million at June 29, 2013, from $93.2 million at December 31, 2012. The increase was primarily attributable to net income and non-cash expenses of $15.5 million, proceeds from stock option exercises of $3.1 million, and a decrease in working capital of $3.6 million, partially offset by $1.7 million in purchases of equipment and intangible assets for the six months ended June 29, 2013.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of June 29, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

If necessary, as a result of the qualitative assessment, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the six months ended June 29, 2013 or the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of June 29, 2013, 60.1% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease). The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in the six months ended June 29, 2013.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of June 29, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2012, following a two-week jury trial on the remaining claims related to U.S. Patent No. 7,313,264, the jury determined the asserted patent claims were invalid, and on August 13, 2012, the Massachusetts Court entered judgment for the Company. The Massachusetts Court sustained this verdict on January 23, 2013, denying all post-trial motions except the Company’s motion for attorneys’ fees. On February 21, 2013, the Massachusetts Court stayed the Company’s motion for attorneys’ fees pending resolution of any appeals to the U.S. Federal Circuit.

On March 20, 2013, the Massachusetts Court entered Final Judgment in the Company’s favor, awarding the Company its costs. On April 10, 2013, the Company filed a notice of appeal to the U.S. Federal Circuit with respect to the Massachusetts Court’s failure to address the inequitable conduct by the inventor and related patent misuse and anti-trust issues.

On July 10, 2013, the matter was settled with no impact to the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the six month period ended June 29, 2013 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Agreement of Lease, dated June 15, 2013, by and between 290 National Road Limited Partnership and Faro Technologies, Inc.

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: July 30, 2013	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Agreement of Lease, dated June 15, 2013, by and between 290 National Road Limited Partnership and Faro Technologies, Inc.

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document