Form 10-Q
period 2013-09-28
FARO TECHNOLOGIES INC
filed 2013-10-30
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

There were 17,114,882 shares of the registrant’s common stock outstanding as of October 25, 2013.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28,
(in thousands, except share data)	2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$116,905	$93,233
Short-term investments	64,995	64,990
Accounts receivable, net	52,939	62,559
Inventories, net	48,973	48,894
Deferred income taxes, net	6,207	7,216
Prepaid expenses and other current assets	14,614	11,186

Total current assets	304,633	288,078

Property and Equipment:
Machinery and equipment	34,519	32,236
Furniture and fixtures	6,748	6,516
Leasehold improvements	11,211	10,897

Property and equipment at cost	52,478	49,649
Less: accumulated depreciation and amortization	(38,143)	(34,305)

Property and equipment, net	14,335	15,344

Goodwill	19,125	18,816
Intangible assets, net	7,972	7,048
Service inventory	18,137	19,125
Deferred income taxes, net	2,452	2,396

Total Assets	$366,654	$350,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,902	$10,413
Accrued liabilities	18,786	18,216
Income taxes payable	324	4,886
Current portion of unearned service revenues	19,526	19,460
Customer deposits	2,324	2,662
Current portion of obligations under capital leases	4	45

Total current liabilities	49,866	55,682
Unearned service revenues - less current portion	11,701	11,221
Deferred tax liability, net	1,171	1,149
Obligations under capital leases - less current portion	17	19

Total Liabilities	62,755	68,071

Commitments and contingencies - See Note Q

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,795,117 and 17,653,879 issued; 17,114,882 and 16,973,644 outstanding, respectively	18	18
Additional paid-in capital	188,413	181,094
Retained earnings	117,607	104,358
Accumulated other comprehensive income	6,936	6,341
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	303,899	282,736

Total Liabilities and Shareholders’ Equity	$366,654	$350,807

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

SALES

Product	$55,014	$49,274	$162,670	$159,130

Service	13,176	11,460	39,219	33,595

Total Sales	68,190	60,734	201,889	192,725

COST OF SALES

Product	21,372	21,107	65,632	63,933

Service	7,997	7,323	23,685	22,242

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	29,369	28,430	89,317	86,175

GROSS PROFIT	38,821	32,304	112,572	106,550

OPERATING EXPENSES:
Selling	16,366	14,154	49,732	46,033
General and administrative	7,275	7,266	22,616	22,028
Depreciation and amortization	1,699	1,796	5,268	5,164
Research and development	5,884	4,065	16,171	12,998

Total operating expenses	31,224	27,281	93,787	86,223

INCOME FROM OPERATIONS	7,597	5,023	18,785	20,327

OTHER (INCOME) EXPENSE
Interest income	(19)	(20)	(54)	(141)
Other expense, net	809	(46)	1,428	215
Interest expense	2	2	3	22

INCOME BEFORE INCOME TAX EXPENSE	6,805	5,087	17,408	20,231

INCOME TAX EXPENSE	1,763	1,414	4,161	5,074

NET INCOME	$5,042	$3,673	$13,247	$15,157

NET INCOME PER SHARE - BASIC	$0.29	$0.22	$0.78	$0.90

NET INCOME PER SHARE - DILUTED	$0.29	$0.21	$0.77	$0.88

Weighted average shares - Basic	17,095,066	16,944,120	17,053,223	16,892,338

Weighted average shares - Diluted	17,185,380	17,094,102	17,191,407	17,148,555

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$5,042	$3,673	$13,247	$15,157
Currency translation adjustments	3,558	1,303	597	(385)

Comprehensive income	$8,600	$4,976	$13,844	$14,772

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$13,247	$15,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,268	5,164
Compensation for stock options and restricted stock units	3,237	2,956
Provision for (net recovery of) bad debts	426	(155)
Deferred income tax expense (benefit) expense	996	(670)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	8,951	6,398
Inventories, net	620	(5,998)
Prepaid expenses and other current assets	(3,365)	(1,231)
Income tax benefit from exercise of stock options	(814)	(1,135)
Increase (decrease) in:
Accounts payable and accrued liabilities	(925)	(7,307)
Income taxes payable	(3,700)	82
Customer deposits	(258)	(1,707)
Unearned service revenues	512	1,730

Net cash provided by operating activities	24,195	13,284

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,883)	(3,139)
Payments for intangible assets	(1,787)	(772)

Net cash used in investing activities	(3,670)	(3,911)

FINANCING ACTIVITIES:
Payments on capital leases	(76)	(119)
Income tax benefit from exercise of stock options	814	1,135
Proceeds from issuance of stock, net	3,267	6,107

Net cash provided by financing activities	4,005	7,123

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(858)	(531)

INCREASE IN CASH AND CASH EQUIVALENTS	23,672	15,965

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,233	64,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,905	$80,505

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Nine Months Ended September 28, 2013 and September 29, 2012

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

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any future interim period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement in ASU 2011-05 to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which became effective during the quarter ended March 30, 2013. The adoption of ASU 2013-02 in the quarter ended March 30, 2013 did not have any impact on the Company’s consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended September 28, 2013 and September 29, 2012:

	For the Nine Months Ended
	September 28, 2013	September 29, 2012

Risk-free interest rate	0.55% - 1.03%	0.50% - 0.66%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	46.1% - 48.4%	50.4% - 50.7%

Weighted-average expected volatility	48.2%	50.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,132 and $1,089 for the three months ended September 28, 2013 and September 29, 2012, respectively, and $3,329 and $3,022 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

A summary of stock option activity and weighted average exercise prices for the nine months ended September 28, 2013 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 28, 2013
Outstanding at January 1, 2013	831,504	$36.31
Granted	265,019	43.26
Forfeited	(72,981)	45.87
Exercised	(123,077)	26.34

Outstanding at September 28, 2013	900,465	$38.94	4.9	$3,007

Options exercisable at September 28, 2013	431,616	$31.37	3.7	$2,999

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 28, 2013 and September 29, 2012 was $14.41 and $22.51 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 28, 2013 and September 29, 2012 was $0.1 million and $0.5 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 28, 2013 and September 28, 2012 was $2.1 million and $7.1 million, respectively. The fair value of stock options vested during the three months ended September 28, 2013 and September 29, 2012 was $0.0 million and $0.0 million, respectively. The total fair value of stock options vested during the nine months ended September 28, 2013 and September 29, 2012 was $3.2 million and $1.8 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 28, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	31,236	$45.80
Granted	15,316	36.91
Forfeited	(1,586)	51.89
Vested	(13,518)	45.27

Non-vested at September 28, 2013	31,448	$41.39

As of September 28, 2013, there was $7.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012

Cash paid for interest	$2	$21

Cash paid for income taxes	$8,217	$4,780

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at September 28, 2013 and December 31, 2012 include U.S. Treasury Bills totaling $65.0 million that mature through March 20, 2014. The weighted average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at September 28, 2013 and December 31, 2012, approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	September 28, 2013	December 31, 2012
Accounts receivable	$56,966	$66,339
Allowance for doubtful accounts	(4,027)	(3,780)

Total	$52,939	$62,559

NOTE K – INVENTORIES

Inventories consist of the following:

	As of	As of
	September 28, 2013	December 31, 2012
Raw materials	$23,374	$28,146
Finished goods	8,343	6,188
Sales demonstration inventory	20,158	18,729
Reserve for excess and obsolete	(2,902)	(4,169)

Inventory	$48,973	$48,894

Service inventory	$18,137	$19,125

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
		Per-Share		Per-Share		Per-Share		Per-Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	17,095,066	$0.29	16,944,120	$0.22	17,053,223	$0.78	16,892,338	$0.90

Effect of dilutive securities	90,314	—	149,982	(0.01)	138,184	$(0.01)	256,217	(0.02)

Diluted EPS	17,185,380	$0.29	17,094,102	$0.21	17,191,407	$0.77	17,148,555	$0.88

The effect of 463,716 and 448,150 securities were not included in the calculation of weighted average shares outstanding for the three months and nine months ended September 28, 2013, respectively, as they were antidilutive. The effect of 240,616 securities were not included in the calculation of weighted shares outstanding for the three months and nine months ended September 29, 2012, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	September 28, 2013	December 31, 2012
Accrued compensation and benefits	$10,534	$9,364
Accrued warranties	2,427	2,359
Professional and legal fees	1,496	1,472
Other accrued liabilities	4,329	5,021

	$18,786	$18,216

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Beginning Balance	$2,359	$2,365
Provision for warranty expense	2,639	2,231
Warranty expired	(2,571)	(2,350)

Ending Balance	$2,427	$2,246

NOTE N – INCOME TAXES

Total deferred income tax assets for the Company’s foreign subsidiaries relating to net operating loss carryforwards were $14.8 million at September 28, 2013 and December 31, 2012. The related valuation allowance was $11.8 million at September 28, 2013 and December 31, 2012. The Company’s effective tax rate decreased to 23.9% for the nine months ended September 28, 2013 from 25.1% for the nine months ended September 29, 2012 and included a reduction in the income tax rate of 0.5% and 2.2%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the nine months ended September 28, 2013 also included the discrete tax benefit of 2.4% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

The effective income tax rate for the nine months ended September 28, 2013 and September 29, 2012 included a reduction in the statutory corporate tax rate for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.1 million, or $0.06 per share, in the nine month period ended September 28, 2013, and $0.7 million, or $0.04 per share, in the nine month period ended September 29, 2012.

In 2005, the Company opened a regional headquarters and began to manufacture certain of its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six year extension at favorable tax rates subject to certain terms and conditions, including employment, spending, and capital investment. The Company and the Singapore Economic Development Board mutually agreed to end the program as of December 31, 2011, as the Company has expanded its operations in other locations within Asia to meet market demand. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, during the nine month period ended September 29, 2012.

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits, accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia/Pacific. The Company does not allocate corporate expenses to its Europe/Africa or Asia/Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur Research and Development expenses in its Asia/Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Americas Region
Net sales to external customers	$29,817	$24,849	$84,306	$75,622
Depreciation and amortization	959	1,083	3,035	3,189
Operating (loss) income	1,789	418	2,068	467
Long-lived assets	22,060	21,855	22,060	21,855
Capital expenditures	554	175	1,315	1,069
Total assets	193,157	170,414	193,157	170,414

Europe/Africa Region
Net sales to external customers	$21,516	$21,024	$66,623	$67,270
Depreciation and amortization	477	409	1,407	1,206
Operating income	1,184	1,492	2,973	5,409
Long-lived assets	16,852	16,514	16,852	16,514
Capital expenditures	398	526	930	1,288
Total assets	107,518	97,637	107,518	97,637

Asia Pacific Region
Net sales to external customers	$16,857	$14,861	$50,960	$49,833
Depreciation and amortization	263	304	826	769
Operating income	4,624	3,113	13,744	14,451
Long-lived assets	2,519	2,712	2,519	2,712
Capital expenditures	266	246	708	1,291
Total assets	65,979	61,164	65,979	61,164

Totals
Net sales to external customers	$68,190	$60,734	$201,889	$192,725
Depreciation and amortization	1,699	1,796	5,268	5,164
Operating income	7,597	5,023	18,785	20,327
Long-lived assets	41,431	41,081	41,431	41,081
Capital expenditures	1,218	947	2,953	3,648
Total assets	366,654	329,215	366,654	329,215

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in each of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases — The Company is a party to operating leases arising in the normal course of business that expire on or before 2024. Total obligations under these operating leases are approximately $6.2 million for 2013.

Purchase Commitments — The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of September 28, 2013, the Company does not have any material long-term commitments for purchases.

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

On July 10, 2013, the matter was settled with no impact to the Company’s financial statements.

Other than the litigation mentioned above, the Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of September 28, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

FARO Technologies, Inc. (“FARO”, the “Company”, “us”, “we”, or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will be,” “will continue,” “will,” “believe,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “future,” “target” and similar words, or discussions of our strategy or other intentions, identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

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

As of September 28, 2013, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombadier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others.

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

In the nine months ended September 28, 2013, 41.8% of the Company’s sales were in the Americas compared to 39.2% in the first nine months of 2012, 33.0% were in the Europe/Africa region compared to 34.9% in the first nine months of 2012, and 25.2% were in the Asia/Pacific region compared to 25.9% in the same prior year period. In the third quarter of 2013, new order bookings increased $2.4 million, or 3.9%, to

$63.4 million from $61.0 million in the prior year period. New orders in the third quarter of 2013 decreased $0.9 million, or 3.4%, in the Americas to $25.8 million from $26.7 million in the prior year period. New orders in the third quarter of 2013 increased $3.0 million, or 16.1%, to $21.6 million in Europe/Africa from $18.6 million in the third quarter of 2012. In Asia/Pacific, new orders in the third quarter of 2013 increased $0.3 million, or 1.9%, to $16.0 million from $15.7 million in the third quarter of 2012.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2012 or the nine months ended September 28, 2013.

The Company was profitable in the first three quarters of 2013 and in each quarter in the years ended December 31, 2012, 2011, and 2010. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products, increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

Three Months Ended September 28, 2013 Compared to the Three Months Ended September 29, 2012

Sales increased by $7.5 million, or 12.3%, to $68.2 million in the three months ended September 28, 2013 from $60.7 million for the three months ended September 29, 2012. The Company’s sales growth continues to be impacted by global economic softness, although all regions are showing positive signs of improvement. Product sales increased by $5.7 million, or 11.6%, to $55.0 million for the three months ended September 28, 2013 from $49.3 million for the third quarter of 2012. Service revenue increased by $1.8 million, or 15.0%, to $13.2 million for the three months ended September 28, 2013 from $11.4 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Americas region increased by $5.0 million, or 20.0%, to $29.8 million for the three months ended September 28, 2013 from $24.8 million in the three months ended September 29, 2012. Product sales in the Americas region increased by $4.5 million, or 22.6%, to $24.2 million for the three months ended September 28, 2013 from $19.7 million in the third quarter of the prior year. Service revenue in the Americas region increased by $0.5 million, or 9.8%, to $5.6 million for the three months ended September 28, 2013 from $5.1 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased by $0.5 million, or 2.3%, to $21.5 million for the three months ended September 28, 2013 from $21.0 million in the three months ended September 29, 2012. Product sales in the Europe/Africa region decreased by $0.4 million, or 2.8%, to $16.4 million for the three months ended September 28, 2013 from $16.8 million in the third quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.9 million, or 23.4%, to $5.1 million for the three months ended September 28, 2013 from $4.2 million in the same period during the prior year primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $2.0 million, or 13.4%, to $16.9 million for the three months ended September 28, 2013 from $14.9 million in the three months ended September 29, 2012. Product sales in the Asia/Pacific region increased by $1.7 million, or 13.9%, to $14.4 million for the three months ended September 28, 2013 from $12.7 million in the third quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.3 million, or 10.7%, to $2.5 million for the three months ended September 28, 2013 from $2.2 million in the same period during the prior year primarily due to an increase in warranty revenue.

Gross profit increased by $6.5 million, or 20.2%, to $38.8 million for the three months ended September 28, 2013 from $32.3 million for the three months ended September 29, 2012. Gross margin increased to 56.9% for the three months ended September 28, 2013 from 53.2% for the three months ended September 29, 2012. The increase in gross margin is primarily due to an increase in gross margin from product sales to 61.2% in the three months ended September 28, 2013 from 57.2% for the three months ended September 29, 2012 primarily as a result of lower manufacturing costs, partially offset by lower average selling prices. Gross margin from service revenues increased to 39.3% in the three months ended September 28, 2013 from 36.1% for the three months ended September 29, 2012, primarily due to an increase in warranty revenue.

Selling expenses increased by $2.2 million, or 15.6%, to $16.4 million for the three months ended September 28, 2013 from $14.2 million for three months ended September 29, 2012. This increase was primarily due to an increase in compensation expense of $1.8 million and an increase in travel costs of $0.3 million.

Worldwide sales and marketing headcount increased by 61, or 16.6%, to 429 at September 28, 2013 from 368 at September 29, 2012. Regionally, the Company’s sales and marketing headcount increased by 29, or 28.2%, to 132 from 103 for the Americas; increased by 13, or 10.4%, in Europe/Africa to 138 from 125; and increased by 19, or 13.6%, in Asia/Pacific to 159 from 140.

As a percentage of sales, selling expenses increased to 24.0% of sales in the three months ended September 28, 2013 from 23.3% in the three months ended September 29, 2012. Regionally, selling expenses were 20.8% of sales in the Americas for the third quarter, compared to 18.8% of sales in the third quarter of 2012; 29.3% of sales for Europe/Africa for the third quarter compared to 25.7% of sales from the same period in the prior year; and 22.8% of sales for Asia/Pacific for the quarter compared to 27.5% of sales from the same period in the prior year.

General and administrative expenses remained flat at $7.2 million for the three months ended September 28, 2013 and September 29, 2012. A decrease in legal fees of $1.0 million primarily related to the patent litigation was offset by an increase in compensation of $0.2 million, an increase in other professional fees of $0.6 million, and an increase in bad debt expenses of $0.2 million.

Depreciation and amortization expense decreased by $0.1 million to $1.7 million for the three months ended September 28, 2013 from $1.8 million for the three months ended September 29, 2012.

Research and development expenses increased to $5.9 million for the three months ended September 28, 2013 from $4.1 million for the three months ended September 29, 2012, primarily as a result of an increase in compensation expense of $0.8 million, subcontractors’ expense of $0.5 million, and materials of $0.3 million. Research and development expenses as a percentage of sales increased to 8.6% for the three months ended September 28, 2013 from 6.7% for the three months ended September 29, 2012.

Other expense (income), net increased by $0.9 million to $0.8 million of expense for the three months ended September 28, 2013, from $0.1 million of income for the three months ended September 29, 2012, primarily as a result of an increase in foreign currency transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.3 million to $1.7 million for the three months ended September 28, 2013 from $1.4 million for the three months ended September 29, 2012. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate decreased to 25.9% for the three months ended September 28, 2013 from 27.8% in the prior year period. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $1.3 million to $5.0 million for the three months ended September 28, 2013 from $3.7 million for the three months ended September 29, 2012 as a result of the factors described above.

Nine Months Ended September 28, 2013 Compared to the Nine Months Ended September 29, 2012

Total sales increased by $9.2 million, or 4.8%, to $201.9 million in the nine months ended September 28, 2013 from $192.7 million for the nine months ended September 29, 2012. The Company’s sales growth continues to be impacted by economic softness in Europe and Asia with improving conditions in the Americas region. Product sales increased by $3.6 million, or 2.2%, to $162.7 million for the nine months ended September 28, 2013 from $159.1 million for the nine months ended September 29, 2012. Service revenue increased by $5.6 million, or 16.7%, to $39.2 million for the nine months ended September 28, 2013 from $33.6 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Americas region increased by $8.7 million, or 11.5%, to $84.3 million for the nine months ended September 28, 2013 from $75.6 million in the nine months ended September 29, 2012. Product sales in the Americas region increased by $5.9 million, or 9.6%, to $67.0 million for the nine months ended September 28, 2013 from $61.1 million in the prior year period. Service revenue in the Americas region increased by $2.8 million, or 19.5%, to $17.3 million for the nine months ended September 28, 2013 from $14.5 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Sales in the Europe/Africa region decreased by $0.7 million, or 1.0%, to $66.6 million for the nine months ended September 28, 2013 from $67.3 million in the nine months ended September 29, 2012. Product sales in the Europe/Africa region decreased by $3.1 million, or 5.7%, to $51.7 million for the nine months ended September 28, 2013 from $54.8 million in the prior year period. Service revenue in the Europe/Africa region increased by $2.4 million, or 19.7%, to $14.9 million for the nine months ended September 28, 2013 from $12.5 million in the same period during the prior year due primarily to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $1.2 million, or 2.3%, to $51.0 million for the nine months ended September 28, 2013 from $49.8 million in the nine months ended September 29, 2012. Product sales in the Asia/Pacific region increased by $0.8 million, or 1.8%, to $44.0 million for the nine months ended September 28, 2013 from $43.2 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.4 million, or 5.3%, to $7.0 million for the nine months ended September 28, 2013 from $6.6 million in the same period during the prior year, due primarily to an increase in warranty revenue.

Gross profit increased by $6.0 million, or 5.6%, to $112.6 million for the nine months ended September 28, 2013 from $106.6 million for the nine months ended September 29, 2012. Gross margin increased to 55.8% for the nine months ended September 28, 2013 from 55.3% for the nine months ended September 29, 2012. Gross margin from product sales was 59.7% in the nine months ended September 28, 2013 compared to 59.8% for the nine months ended September 29, 2012. This decrease was primarily a result of lower average selling prices and an increase in the sales mix of Laser Scanner product sold to distributors, partially offset by a decrease in manufacturing costs. Gross margin from service revenues increased to 39.6% in the nine months ended September 28, 2013 from 33.8% for the nine months ended September 29, 2012 due to an increase in warranty revenue.

Selling expenses increased by $3.7 million, or 8.0%, to $49.7 million for the nine months ended September 28, 2013 from $46.0 million for the nine months ended September 29, 2012, primarily due to an increase in compensation expense of $2.7 million and an increase in travel related expenses of $1.2 million, offset by a decrease in marketing and advertising expenses of $0.2 million.

As a percentage of sales, selling expenses increased to 24.6% of sales in the nine months ended September 28, 2013 from 23.9% in the nine months ended September 29, 2012. Regionally, selling expenses were 21.0% of sales in the Americas for the nine months ended September 28, 2013 compared to 20.5% of sales in the prior year period; 30.2% of sales for Europe/Africa for the nine months ended September 28, 2013 compared to 27.5% of sales from the same period in the prior year; and 23.3% of sales for Asia/Pacific for the nine months ended September 28, 2013 compared to 24.2% of sales for the same period in the prior year.

General and administrative expenses increased by $0.6 million, or 2.7%, to $22.6 million for the nine months ended September 28, 2013 from $22.0 million for the nine months ended September 29, 2012, primarily due to an increase in compensation of $1.2 million, bad debt expenses of $0.7 million, and recruiting costs of $0.8 million, partially offset by a decrease in professional fees related to patent litigation and the FCPA matter of $2.5 million.

Depreciation and amortization expenses increased by $0.2 million, or 2.0%, to $5.3 million for the nine months ended September 28, 2013 from $5.1 million for the nine months ended September 29, 2012.

Research and development expenses increased to $16.2 million for the nine months ended September 28, 2013 from $13.0 million for the nine months ended September 29, 2012, primarily as a result of an increase in compensation expenses of $1.9 million, subcontractors’ expense of $0.7 million and materials of $0.4 million. Research and development expenses as a percentage of sales increased to 8.0% for the nine months ended September 28, 2013 from 6.7% for the nine months ended September 29, 2012.

Other expense (income), net increased by $1.3 million to $1.4 million of expense for the nine months ended September 28, 2013 from $0.1 million of expense for the nine months ended September 29, 2012, primarily as a result of an increase in foreign exchange transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $0.9 million to $4.2 million for the nine months ended September 28, 2013 from $5.1 million for the nine months ended September 29, 2012. This change was primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 23.9% for the nine months ended September 28, 2013 from 25.1% in the prior year period, primarily as a result of a decrease in taxable income in jurisdictions with higher tax rates and a reduction in the income tax rates of 0.5% and 2.2%, respectively, related to the tax benefit of the exercise of employee stock options. The effective tax rate for the nine months ended September 28, 2013 also included the discrete tax benefit of 2.4% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income decreased by $2.0 million to $13.2 million for the nine months ended September 28, 2013 from $15.2 million for the nine months ended September 29, 2012 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $23.7 million to $116.9 million at September 28, 2013, from $93.2 million at December 31, 2012. The increase was primarily attributable to net income and non-cash expenses of $23.2 million, proceeds from stock option exercises of $3.3 million, and a decrease in working capital of $1.8 million, partially offset by $3.7 million in purchases of equipment and intangible assets for the nine months ended September 28, 2013.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of the Company’s fiscal quarters. As of September 28, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, extends to March 31, 2015. The Company has not drawn on this line of credit.

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

Reserve for Warranties

The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

If necessary, as a result of the qualitative assessment, the goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculates the fair values of the reporting units using discounted cash flows (“DCF”) of each reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as calculated in the first step, less the fair values of the net tangible and intangible assets of the reporting unit other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Management has concluded there was no goodwill impairment in the nine months ended September 28, 2013 or the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of September 28, 2013, 58.2% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease). The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in the nine months ended September 28, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of September 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 10, 2013, the matter was settled with no impact to the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Program

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the nine month period ended September 28, 2013 under this program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Employment Agreement between FARO Technologies, Inc. and Kathleen Hall, dated as of July 15, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 17, 2013, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 30, 2013	By:	/s/ Keith S. Bair
Keith S. Bair
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Employment Agreement between FARO Technologies, Inc. and Kathleen Hall, dated as of July 15, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 17, 2013, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document