Form 10-K
period 2013-12-31
FARO TECHNOLOGIES INC
filed 2014-02-26
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $564 million (based on the last sale on such date on the NASDAQ Global Select Market).

As of February 8, 2014, there were outstanding 17,188,372 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

iii

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Some of the statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products obsolete or less competitive;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers’ access to liquidity and capital;

•	the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, and other inflationary pressures, (v) expansion of the Company’s manufacturing capability (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) efficiencies in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, and (xx) compliance with government regulations including health, safety, and environmental matters;

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

as well as other risks and uncertainties discussed in Part I, Item 1A in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K, unless otherwise required by law.

ITEM 1.	BUSINESS.

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus3D, and the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. These products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. As of December 2013, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, Bombadier, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies.

The Company was founded in 1982 and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746, and its telephone number is (407) 333-9911.

Industry Background

The Company believes four principal forces drive the need for its products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9001 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects; 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits, and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

CAD improves the manufacturing process. The creation of physical products involves the processes of design, engineering, production, and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3-D design capability and shortening the time between design changes. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. While manufacturers previously designed their products to remain in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be linked to the CAD design to enable production to keep up with the rate of design change.

Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System Requirements of the automotive industry developed by Chrysler, Ford, General Motors and major truck manufacturers. Companies registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma is a set of quality standards that embodies the principles of total quality management, focused on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six

Sigma company’s infrastructure must be analyzed, and if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may never have been measured before, in part because of the lack of suitable measurement equipment.

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

The market demands three-dimensional data. Various factors contribute to increased market demand for FARO products and services. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and forensic inspection projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

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

•	Articulated Arm – The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Optical encoders located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

•	Computer - The Company pre-installs its CAM2 software on either a notebook or desktop style computer, depending on the customer’s need, and the measurement arm, computer and installed software are sold as a system. The Company purchases the computers sold with its products from various suppliers.

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

•	Laser Tracker – The FARO Laser Tracker Vantage utilizes an ultra-precise laser beam to measure objects of up to 260 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker Vantage advances already-proven tracker technology. Among its many enhanced features is TruADM™, which improves upon existing Absolute Distance Measurement technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Computer – The FARO Laser Tracker Vantage includes a notebook or desktop style computer, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

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

•	CAM2 Measure 10 allows customers to complete measurement jobs quickly and gives customers the freedom to measure as required by the application. State-of-the-art functionalities improve every process where measuring is needed.

•	FARO CAM2 Smartinspect is the Company’s CAM2 solution for measuring geometry and building dimensions. The software allows customers to quickly measure geometric features and report dimensions for control.

•	FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3D measurements in point clouds.

To support its product lines, the Company also offers extended warranties and comprehensive support, training and technology consulting services to its customers.

Customers

As of December 2013, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Boeing, Bombadier, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies. The Company’s ten largest customers by revenue represented an aggregate of approximately 3.3% of the Company’s total revenues in 2013. No customer represented more than 1.0% of the Company’s revenues in 2013.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia/Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia/Pacific region is located in Singapore. At December 31, 2013, the Company employed 136, 141, and 156 sales and marketing specialists in the Americas, Europe/Africa, and Asia/Pacific regions, respectively. The Company sells most of its products through direct sales representation in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, and Japan. The Company also sells its products through distributors although this channel has historically represented a small percentage of total sales. Note 17 to the Company’s “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations and export sales.

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

Research and Development

The Company believes that its future success depends, in part, on its ability to maintain technological leadership, which will require ongoing enhancements of its products and the development of new applications and products that provide 3-D measurement solutions. The field of 3-D measurement continues to expand, and new technologies and applications will be essential to competing in this market. Accordingly, the Company intends to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on the Company’s existing technological base and the enhancement and development of additional applications for its products.

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

At December 31, 2013, the Company employed 139 scientists and technicians in its research and development efforts. Research and development expenses were approximately $22.4 million in 2013, compared to $17.6 million in 2012 and $15.2 million in 2011.

Intellectual Property

The Company holds or has pending 312 patents in the United States and related patents worldwide, which generally expire on a rolling basis between 2014 and 2031. The Company also has 21 registered or pending trademarks in the United States and worldwide, which generally expire on a rolling basis between 2014 and 2032.

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

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company’s products is difficult, particularly in foreign countries, and the Company may be unable to determine the extent to which unauthorized use of its products exists. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

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

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP and FARO Laser Tracker Vantage products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company is relocating its manufacturing facilities in Kennett Square, Pennsylvania to a larger facility in Exton, Pennsylvania. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2014.

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

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, the Company’s manufacturing sites in Lake Mary, Florida; Kennett Square, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO-9001 and ISO-17025. In addition, the Company’s service sites in the United States, Germany, Switzerland, India, Japan, China, Singapore and Brazil have joint certification and accreditation to ISO-17025. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

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

Competition

The Company’s portable measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3-D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO

Gage product line, the Company competes with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker Vantage, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechink GmbH and GOM Gmbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality and price with respect to all of its products.

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

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws, which makes illegal any payments to government officials or government employees that are intended to induce their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions that are more prone to risk under these anti-corruption laws.

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

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. The Company’s products are currently exempt from the RoHS directive, although the Company expects to have all products in compliance in 2014. However, if the Company is unable to do so, and the RoHS exemption is removed, it would be unable to sell any of its affected products in European Union countries and China, as well as several possible states in the United States, which would have a material adverse effect on its sales and results of operations.

Backlog and Seasonality

At December 31, 2013, the Company had orders representing approximately $18.7 million in sales outstanding. The majority of these specific orders were shipped by February 19, 2014, and, as of February 19, 2014, the Company had orders representing approximately $18.1 million in sales outstanding. The Company believes that substantially all of the outstanding sales orders as of February 19, 2014 will be shipped during 2014. At December 31, 2012 and 2011, the Company had orders representing approximately $18.0 million and $20.4 million in sales outstanding, respectively.

The Company typically experiences greater order volume during the fourth quarter as customers spend the remaining balances of their capital expenditures budgets.

Employees

At December 31, 2013, the Company had 1,078 full-time employees, consisting of 433 sales and marketing professionals, 166 production staff, 139 research and development staff, 123 administrative staff, and 217 customer service/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

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

Available Information

The Company makes available, free of charge on its Internet website at http://www.faro.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on the Company’s website at www.faro.com by first clicking “Investor Relations” and then “SEC Filings”. The information on the Company’s website is not a part of this Annual Report on Form 10-K.

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

As a result, the Company’s success depends, in part, on its ability to maintain its technological advantage by developing new products and applications and enhancing its existing products, which can be complex and time-consuming and require substantial investment by the Company. Significant delays in new product releases or difficulties in developing new products could adversely affect the Company’s business and results of operations. The Company can provide no assurance that it will be able to adapt to evolving markets and technologies or maintain its technological advantage.

The Company’s financial performance is dependent on the conditions of various industries, such as: automotive, aerospace, and heavy equipment industries, which have experienced from time to time, significant disruptions in the economic environment.

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

Certain of the Company’s customers operate in the defense sector and depend significantly on U.S. government spending. In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in defense spending over the next ten years. Automatic spending reductions, referred to as sequestration, were implemented in March 2013. Ongoing budgetary discussions in the federal government may result in other cuts to defense spending. Reductions in defense spending that impact the aerospace and defense industries could have an adverse affect on the Company’s results of operations.

Customers’ buying process for the Company’s products is highly decentralized and typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay its ability to generate additional revenue.

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2013, approximately 58% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. However, most of the Company’s customers have a decentralized buying process for measurement devices, and the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its financial results.

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

From time to time, the Company receives notices from others claiming it infringes their intellectual property rights. Resolving these claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, require it to stop selling or to redesign affected products, or require it to pay damages. In addition, from time to time, the Company is involved in intellectual property lawsuits. The Company could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the Company’s financial condition. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel.

Product failures or product availability and performance issues could result in increased warranty costs, delays in new product introductions and enhancements and adversely affect the Company’s business.

The Company regularly introduces new products and enhances existing products. Product failures in new or existing products of the Company could result in increased warranty costs, delays in new product introductions, and a loss of sales and customers and have an adverse effect on the Company’s business and financial condition.

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

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include, but are not limited to, the following:

•	adverse changes in the manufacturing industry and general economic conditions,

•	the effectiveness of sales promotions;

•	geographic expansion in the Asia/Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in potential acquisitions or strategic sales, product or other initiatives;

•	investments in technologies and new products and product enhancements, including costs associated with new development and product introductions and the timing and market acceptance of new products and product enhancements;

•	quality issues with the Company’s products;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	expansion of the Company’s manufacturing capability;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against the Company.

Any one or a combination of these factors could adversely affect the Company’s annual and quarterly operating results in the future and could cause it to fail to achieve its target financial results.

The Company’s growth depends on the ability of the Company’s products to attain broad market acceptance.

The market for traditional fixed-base CMMs, check fixtures, handheld measurement tools, and surveying equipment is mature. Part of the Company’s strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance of the Company’s products requires significant effort to convince customers to reevaluate their historical measurement procedures and methodologies.

The potential size and growth rate of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand as quickly as the Company anticipates, it may not be able to grow its sales, which may affect its financial results.

The Company markets six closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Focus3D, FARO Laser Tracker Vantage, FARO Gage and FARO 3D Imager AMP) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software, and it plans to continue its business strategy of focusing on the portable, software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on portable, computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of portable measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker Vantage, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechink GmbH and GOM mbH in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality, and price with respect to all of its products.

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

The Company’s results of operations are affected by fluctuations in exchange rates which can cause significant fluctuations in the Company’s quarterly and annual results of operations. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could result in potentially significant foreign exchange gains and losses. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption laws could subject the Company to fines and penalties.

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

The Company has manufacturing facilities in each of its regions. The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, floods and other forms of severe weather where the Company has a manufacturing facility could result in physical damage to, and complete or partial closure of, the Company’s manufacturing facilities, which could adversely affect the Company’s business, operations and financial performance. Interruptions in the Company’s manufacturing operations or damage to its manufacturing facilities could reduce the Company’s revenues and increase its costs, and the extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although the Company maintains insurance coverage, it can offer no assurance that its insurance coverage will be adequate to cover any losses or that it will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which the Company is insured, the Company’s business, results of operations and financial condition could be adversely affected.

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

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 46,000 square feet. This facility houses the Company’s sales,

marketing, customer service/application operations and administrative staff. The Company’s U.S. production, research and development, service operations and manufacturing are located in a leased building in Lake Mary, Florida consisting of approximately 35,000 square feet and a leased facility consisting of two buildings totaling approximately 37,000 square feet located in Kennett Square, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker product lines. The Company plans to relocate its Kennett Square facility to a leased facility of approximately 68,240 square feet in Exton, Pennsylvania.

Europe/Africa

The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 99,000 square feet. This facility houses the manufacturing, administration, sales, marketing and service management personnel for the Company’s European operations. Additionally, the Company has a leased facility consisting of approximately 16,000 square feet located in Schaffhausen, Switzerland containing manufacturing operations for the Company’s products shipped to customers in Europe and Africa.

Asia/Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production, service management personnel and manufacturing for the Company’s Asia/Pacific operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,000 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 25,500 square feet for sales, marketing and service operations.

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

Other Matters — The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market:

	2013		2012
	High	Low	High	Low
First Quarter	45.88	31.1	59.66	45.11
Second Quarter	43.98	32.5	59.45	39.75
Third Quarter	42.88	33.5	44.11	32.27
Fourth Quarter	60.91	38.56	44.00	31.98

As of February 10, 2014, the Company had 54 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, the Company did not sell any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company did not purchase any shares in the year ended December 31, 2013 under the repurchase program.

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

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 30, 2008, the last trading day before the beginning of the Company’s fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

Company/Market/Peer Group	2008	2009	2010	2011	2012	2013
FARO Technologies, Inc.	$100.00	$127.16	$194.78	$272.84	$211.63	$345.79
NASDAQ Composite-Total Returns	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Morningstar Scientific & Technical Instruments	$100.00	$139.23	$181.19	$181.21	$211.39	$263.76

ITEM 6.	SELECTED FINANCIAL DATA.

	Historical - Year ended December 31,
in thousands, except share and per-share data	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Sales	$291,784	$273,395	$254,164	$191,775	$147,703

Gross profit	161,893	149,619	143,689	113,398	80,708

Income (loss) from operations	30,154	31,554	32,858	16,927	(10,989)

Income (loss) before income tax expense	28,862	30,942	31,705	14,215	(10,158)

Net income (loss)	21,509	22,998	23,377	11,068	(10,582)

Net income (loss) per common share:
Basic	$1.26	$1.36	$1.42	$0.69	$(0.66)
Diluted	$1.25	$1.34	$1.39	$0.68	$(0.66)

Weighted average shares outstanding:
Basic	17,087,104	16,910,830	16,503,773	16,153,831	16,125,449
Diluted	17,241,115	17,129,128	16,868,471	16,365,826	16,125,449

	Historical - as at December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital	$263,166	$232,396	$197,539	$162,814	$148,213
Total assets	391,496	350,807	312,791	266,019	235,710
Total debt-capital leases	16	64	341	216	273
Total shareholders’ equity	315,950	282,736	247,898	212,477	196,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company derives revenues primarily from the sale of its measurement equipment and their related multi-faceted CAM2 software programs. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis and revenue from training and technology consulting services when the services are provided. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world and maintains sales offices in France, Germany, Great Britain, Japan, Spain, Italy, Turkey, China, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia/Pacific.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP, and FARO Laser Tracker Vantage products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in its manufacturing facility located in Singapore for customer orders from the Asia/Pacific region, and in its manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO FOCUS3D product in its facility located in Stuttgart, Germany. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2014.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction. Therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not use such instruments, and none were utilized in 2013, 2012 or 2011.

The Company has been profitable for 16 consecutive quarters. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2013	2012	2011
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	44.5%	45.3%	43.5%

Gross margin	55.5%	54.7%	56.5%

Operating expenses:
Selling	24.6%	23.6%	24.4%
General and administrative	10.5%	10.6%	10.5%
Depreciation and amortization	2.4%	2.6%	2.6%
Research and development	7.7%	6.4%	6.0%

Total operating expenses	45.2%	43.2%	43.5%

Income from operations	10.3%	11.5%	13.0%

Interest income	0.0%	–0.1%	0.0%
Other expense	0.4%	0.3%	0.5%
Interest expense	0.0%	0.0%	0.0%

Income before income tax expense	9.9%	11.3%	12.5%
Income tax expense	2.5%	2.9%	3.3%

Net Income	7.4%	8.4%	9.2%

2013 Compared to 2012

Sales. Total sales increased $18.4 million, or 6.7%, to $291.8 million in the year ended December 31, 2013 from $273.4 million for the year ended December 31, 2012. This increase resulted primarily from an increase in worldwide demand for the Company’s products and services. Product sales increased by $10.9 million, or 4.8%, to $238.8 million for the year ended December 31, 2013 from $227.9 million in the year ended December 31, 2012. Service revenue increased by $7.5 million, or 16.4%, to $53.0 million for the year ended December 31, 2013 from $45.5 million in the year ended December 31, 2012 primarily due to an increase in warranty revenue.

Sales in the Americas region increased $11.8 million, or 10.9%, to $120.4 million for the year ended December 31, 2013 from $108.6 million in the prior year period. Product sales in the Americas region increased by $8.6 million, or 9.6%, to $97.6 million for the year ended December 31, 2013 from $89.0 million in the prior year. Service revenue in the Americas region increased by $3.2 million, or 16.5%, to $22.8 million for the year ended December 31, 2013 from $19.6 million for the prior year, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased $3.3 million, or 3.3%, to $103.4 million for the year ended December 31, 2013 from $100.1 million in the year ended December 31, 2012. Product sales in the Europe/Africa region decreased by $0.3 million, or 0.4%, to $82.7 million for the year ended December 31, 2013 from $83.1 million in the prior year. Service revenue in the Europe/Africa region increased by $3.7 million, or 21.4%, to $20.7 million for the year ended December 31, 2013 from $17.0 million in the prior year, primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region increased $3.3 million, or 5.0%, to $68.0 million for the year ended December 31, 2013 from $64.7 million in the year ended December 31, 2012. Product sales in the Asia/Pacific region increased by $2.7 million, or 4.8%, to $58.5 million for the year ended December 31, 2013 from $55.8 million in the prior year. Service revenue in the Asia/Pacific region increased by $0.6 million, or 6.6%, to $9.5 million for the year ended December 31, 2013 from $8.9 million in the prior year, primarily due to an increase in customer service revenue.

Gross profit. Gross profit increased by $12.3 million, or 8.2%, to $161.9 million for the year ended December 31, 2013 from $149.6 million for the year ended December 31, 2012. Gross margin increased to 55.5% for the year ended December 31, 2013 from 54.7% for the year ended December 31, 2012. The increase in gross margin is primarily due to an increase in gross margin from service revenues to 39.1% for the year ended December 31, 2013 compared to 34.8% for the prior year as a result of an increase in higher margin warranty sales, and an increase in gross margin from product sales to 59.1% in the year ended December 31, 2013 from 58.7% in the prior year, primarily as a result of lower manufacturing costs, offset by lower average selling prices.

Selling Expenses. Selling expenses increased by $7.3 million, or 11.2%, to $71.7 million for the year ended December 31, 2013 from $64.4 million for the year ended December 31, 2012. This increase was primarily due to an increase in commissions and compensation expense of $4.9 million, an increase in travel expenses of $1.4 million, and an increase in marketing and advertising expenses of $0.3 million.

Worldwide sales and marketing headcount increased by 68, or 18.6%, to 433 at December 31, 2013 from 365 at December 31, 2012. Regionally, the Company’s sales and marketing headcount increased by 28, or 25.9%, to 136 at December 31, 2013 from 108 at December 31, 2012 for the Americas; increased by 18, or 14.6%, to 141 at December 31, 2013 from 123 at December 31, 2012 in Europe/Africa; and increased by 22, or 16.4%, in Asia/Pacific to 156 at December 31, 2013 from 134 at December 31, 2012.

As a percentage of sales, selling expenses increased to 24.6% of sales in the year ended December 31, 2013 from 23.6% of sales in the year ended December 31, 2012. Regionally, selling expenses were 21.4% of sales in the Americas for the year ended December 31, 2013 compared to 20.0% of sales in the year ended December 31, 2012; 28.8% of sales for Europe/Africa for the year ended December 31, 2013 compared to 26.4% of sales in the prior year; and 23.6% of sales for Asia/Pacific for the year ended December 31, 2013 compared to 25.1% of sales in the prior year.

General and administrative expenses. General and administrative expenses increased by $1.5 million to $30.6 million, or 5.3%, for the year ended December 31, 2013 from $29.1 million in the year ended December 31, 2012, primarily due to an increase in compensation of $1.8 million, bad debt expense of $1.2 million, recruiting costs of $1.0 million, and travel costs of $0.2 million, partially offset by a decrease of $2.9 million in professional fees related to patent litigation and the FCPA matter. General and administrative expenses as a percentage of sales decreased to 10.5% for the year ended December 31, 2013 from 10.6% for the year ended December 31, 2012.

Depreciation and amortization expenses. Depreciation and amortization expenses remained flat at $7.0 million for the years ended December 31, 2013 and December 31, 2012.

Research and development expenses. Research and development expenses increased $4.8 million, or 27.5%, to $22.4 million for the year ended December 31, 2013 from $17.6 million for the year ended December 31, 2012, primarily due to an increase in compensation of $2.5 million, subcontractor expenses of $1.6 million, and material expenses of $0.6 million. Research and development expenses as a percentage of sales increased to 7.7% for the year ended December 31, 2013 from 6.4% for the year ended December 31, 2012.

Other (income) expense. Other (income) expense increased by $0.7 million to $1.3 million of expense for the year ended December 31, 2013, from expense of $0.6 million for the year ended December 31, 2012, primarily as a result of an increase in foreign exchange transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense. Income tax expense decreased by $0.5 million to $7.4 million for the year ended December 31, 2013 from $7.9 million for the year ended December 31, 2012, primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 25.5% for the year ended December 31, 2013 compared to 25.7% for the year ended December 31, 2012 and included a reduction in the income tax rates of 0.8% and 1.5% related to the tax benefit of the exercise of employee stock options in the years ended December 31, 2013 and 2012, respectively. The effective tax rate for the year ended December 31, 2013 also included the discrete tax benefit of 1.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s tax rate continued to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $1.5 million to $21.5 million for the year ended December 31, 2013 from $23.0 million for the year ended December 31, 2012 as a result of the factors described above.

2012 Compared to 2011

Sales. Total sales increased $19.2 million, or 7.6%, to $273.4 million in the year ended December 31, 2012 from $254.2 million for the year ended December 31, 2011. This increase resulted primarily from an increase in worldwide demand for products. A weaker Euro relative to the U.S. Dollar, on average, resulted in lower sales of approximately $7.4 million in the year ended December 31, 2012, compared to the year ended December 31, 2011, as sales denominated in Euros were translated into U.S. Dollars. Product sales increased by $15.3 million, or 7.2%, to $227.9 million for the year ended December 31, 2012 from $212.6 million in the year ended December 31, 2011. Service revenue increased by $3.9 million, or 9.5%, to $45.5 million for the year ended December 31, 2012 from $41.6 million in the year ended December 31, 2011.

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

Gross profit. Gross profit increased by $5.9 million, or 4.1%, to $149.6 million for the year ended December 31, 2012 from $143.7 million for the year ended December 31, 2011. Gross margin decreased to 54.7% for the year ended December 31, 2012 from 56.5% for the year ended December 31, 2011. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 58.7% in the year ended December 31, 2012 from 61.2% for the prior year, primarily as a result of lower average selling prices, a change in the sales mix caused by an increase in the sales of the Laser Scanner product which has a lower gross margin, and an increase in the sales mix of the Laser Scanner product sold to distributors. Gross margin from service revenues increased to 34.8% in the year ended December 31, 2012 compared to 32.4% for the prior year.

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

Research and development expenses. Research and development expenses increased $2.4 million, or 15.7%, to $17.6 million for year ended December 31, 2012 from $15.2 million for the year ended December 31, 2011, primarily due to an increase in compensation of $1.7 million and subcontractor expenses of $0.9 million, offset by expenses of $0.3 million incurred in the prior year period related to the closing and relocation of the R&D facility in Andover, MA to our facility in Kennett Square, PA. Research and development expenses as a percentage of sales increased to 6.4% for the year ended December 31, 2012 from 6.0% for the year ended December 31, 2011.

Other (income) expense. Other (income) expense decreased by $0.6 million to $0.6 million of expense for the year ended December 31, 2012, from expense of $1.2 million for the year ended December 31, 2011, primarily as a result of a decrease in foreign exchange transaction losses due to the effects of changes in foreign exchange rates on the value of intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense. Income tax expense decreased by $0.4 million to $7.9 million for the year ended December 31, 2012 from $8.3 million for the year ended December 31, 2011, primarily due to a decrease in pretax income. The Company’s effective tax rate decreased to 25.7% for the year ended December 31, 2012 compared to 26.3% for the year ended December 31, 2011 and included a reduction in the income tax rates of 1.5% and 1.6% related to the tax benefit of the exercise of employee stock options in the years ended December 31, 2012 and 2011, respectively. The Company’s tax rate continued to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $0.4 million to $23.0 million for the year ended December 31, 2012 from $23.4 million for the year ended December 31, 2011 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $31.4 million to $124.6 million at December 31, 2013 from $93.2 million at December 31, 2012. The increase was primarily attributable to net income and non-cash expenses of $34.6 million and proceeds from stock option exercises of $5.4 million, as well as a decrease in working capital of $0.6 million, partially offset by $6.6 million in purchases of equipment and intangible assets and the effects of exchange rate changes on cash of $2.6 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit.

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

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2013 ($ in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Contractual Obligations
Capital lease obligations	$16	$8	$8	$—	$—
Operating lease obligations	30,025	6,000	8,916	7,514	7,595
Purchase obligations	42,092	42,092	—	—	—

Total	$72,133	$48,100	$8,924	$7,514	$7,595

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

Inflation

Inflation did not have a material impact on the Company’s results of operations in recent years, and the Company does not expect inflation to have a material impact on its operations in 2014.

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

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended warranty revenues are recognized on a straight-line basis over the life of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended warranties are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s historical technology for medical applications is recognized when the technology is used by the licensees.

Reserve for Excess and Obsolete Inventory

Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

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

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the fust and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2013, 2012, and 2011.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has elected to present the components of net income and other comprehensive income as two consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 and for subsequent periods only impacted presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which is effective for reporting periods beginning after December 15, 2012. The specific requirements of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 58.7% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2013, 2012 or 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2014

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$124,630	$93,233
Short-term investments	64,994	64,990
Accounts receivable, net	66,309	62,559
Inventories, net	48,940	48,894
Deferred income taxes, net	4,601	7,216
Prepaid expenses and other current assets	14,645	11,186

Total current assets	324,119	288,078

Property and Equipment:
Machinery and equipment	36,924	32,236
Furniture and fixtures	6,888	6,516
Leasehold improvements	11,765	10,897

Property and equipment at cost	55,577	49,649
Less: accumulated depreciation and amortization	(39,126)	(34,305)

Property and equipment, net	16,451	15,344

Goodwill	19,358	18,816
Intangible assets, net	8,112	7,048
Service inventory	19,033	19,125
Deferred income taxes, net	4,423	2,396

Total Assets	$391,496	$350,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,881	$10,413
Accrued liabilities	20,133	18,216
Income taxes payable	1,690	4,886
Current portion of unearned service revenues	21,331	19,460
Customer deposits	2,910	2,662
Current portion of obligations under capital leases	8	45

Total current liabilities	60,953	55,682
Unearned service revenues - less current portion	13,414	11,221
Deferred income tax liability, net	1,171	1,149
Obligations under capital leases - less current portion	8	19

Total Liabilities	75,546	68,071

Commitments and contingencies - See Note 13

Shareholders’ Equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,868,372 and 17,653,879 issued; 17,188,137 and 16,973,644 outstanding, respectively	18	18
Additional paid-in capital	191,874	181,094
Retained earnings	125,867	104,358
Accumulated other comprehensive income	7,266	6,341
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total Shareholders’ Equity	315,950	282,736

Total Liabilities and Shareholders’ Equity	$391,496	$350,807

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2013	2012	2011
SALES
Product	$238,841	$227,905	$212,635
Service	52,943	45,490	41,529

Total Sales	291,784	273,395	254,164

COST OF SALES
Product	97,630	94,103	82,408
Service	32,261	29,673	28,067

Total Cost of Sales (exclusive of depreciation and amortization, shown separately below)	129,891	123,776	110,475

GROSS PROFIT	161,893	149,619	143,689

OPERATING EXPENSES:
Selling	71,689	64,446	62,117
General and administrative	30,600	29,065	26,806
Depreciation and amortization	7,038	6,976	6,712
Research and development	22,412	17,578	15,196

Total operating expenses	131,739	118,065	110,831

INCOME FROM OPERATIONS	30,154	31,554	32,858

OTHER (INCOME) EXPENSE
Interest income	(74)	(160)	(101)
Other expense, net	1,357	744	1,217
Interest expense	9	28	37

INCOME BEFORE INCOME TAX EXPENSE	28,862	30,942	31,705

INCOME TAX EXPENSE	7,353	7,944	8,328

NET INCOME	$21,509	$22,998	$23,377

NET INCOME PER SHARE - BASIC	$1.26	$1.36	$1.42

NET INCOME PER SHARE - DILUTED	$1.25	$1.34	$1.39

Weighted average shares - Basic	17,087,104	16,910,830	16,503,773

Weighted average shares - Diluted	17,241,115	17,129,128	16,868,471

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(in thousands)	2013	2012	2011

Net income	$21,509	$22,998	$23,377
Currency translation adjustments, net of tax	925	525	(1,426)

Comprehensive income	$22,434	$23,523	$21,951

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(in thousands except share data)					Accumulated
			Additional	Retained	Other	Common
	Common Stock		Paid-in	Earnings	Comprehensive	Stock in
	Shares	Amounts	Capital	(Deficit)	Income	Treasury	Total

BALANCE JANUARY 1, 2011	16,254,139	$17	$156,310	$57,983	$7,242	$(9,075)	$212,477

Net income				23,377			23,377
Currency translation adjustment, net of tax					(1,426)		(1,426)
Stock Option Expense			2,767				2,767
Issuance of restricted stock	15,039		(40)				(40)
Stock options exercised	471,697		9,150				9,150
Income tax benefit from exercise of stock options			1,593				1,593

BALANCE DECEMBER 31, 2011	16,740,875	17	169,780	81,360	5,816	(9,075)	247,898

Net income				22,998			22,998
Currency translation adjustment, net of tax					525		525
Stock Option Expense			4,097				4,097
Issuance of restricted stock	14,339		(79)				(79)
Stock options exercised	258,430	1	6,161				6,162
Income tax benefit from exercise of stock options			1,135				1,135

BALANCE DECEMBER 31, 2012	17,013,644	18	181,094	104,358	6,341	(9,075)	282,736

Net income				21,509			21,509
Currency translation adjustment, net of tax					925		925
Stock Option Expense			4,421				4,421
Issuance of restricted stock	17,441		(54)				(54)
Stock options exercised	197,052		5,444				5,444
Income tax benefit from exercise of stock options			969				969

BALANCE DECEMBER 31, 2013	17,228,137	$18	$191,874	$125,867	$7,266	$(9,075)	$315,950

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$21,509	$22,998	$23,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,038	6,976	6,712
Compensation for stock options and restricted stock units	4,367	4,018	2,727
Provision for (net recovery of) bad debts	1,001	(23)	2,169
Deferred income tax expense (benefit)	645	(2,016)	(672)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,053)	(4,840)	(8,979)
Inventories, net	(119)	(844)	(27,329)
Prepaid expenses and other current assets	(3,346)	(1,870)	(1,417)
Income tax benefit from exercise of stock options	(969)	(1,135)	(1,593)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,108	(3,079)	4,644
Income taxes payable	(2,028)	3,497	2,998
Customer deposits	353	(1,374)	668
Unearned service revenues	3,772	5,565	5,384

Net cash provided by operating activities	34,278	27,873	8,689

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,350)	(3,843)	(4,474)
Payments for intangible assets	(2,204)	(1,361)	(890)

Net cash used in investing activities	(6,554)	(5,204)	(5,364)

FINANCING ACTIVITIES:
Payments on capital leases	(93)	(132)	(163)
Income tax benefit from exercise of stock options	969	1,135	1,593
Proceeds from issuance of stock, net	5,444	6,162	9,150

Net cash provided by financing activities	6,320	7,165	10,580

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,647)	(1,141)	(87)

INCREASE IN CASH AND CASH EQUIVALENTS	31,397	28,693	13,818

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	93,233	64,540	50,722

CASH AND CASH EQUIVALENTS, END OF YEAR	$124,630	$93,233	$64,540

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker ION, FARO Focus3D and FARO 3D Imager AMP, all laser-based measuring devices. Markets for the Company’s products include automobile, aerospace, heavy equipment, universities and law enforcement agencies. The Company sells the vast majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue related to the Company’s measurement systems (integrated combinations of a measurement device, a computer and software loaded on the computer and the measurement device) is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company separately sells extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $66.9 million and $53.2 million as of December 31, 2013 and 2012, respectively. The Company does not presently intend to repatriate those funds. (See Note 12).

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

Reserve for Excess and Obsolete Inventory— Since the value of inventory that will ultimately be realized cannot be known with exact certainty, the Company relies upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if the Company has withdrawn those products from the market or had no sales of the product for the past 12 months and has no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. The Company’s products are subject to changes in technologies that may make certain of its products or their components obsolete or less competitive, which may increase its historical provisions to the reserve.

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

Depreciation expense was $5,825, $5,769 and $5,394 in 2013, 2012 and 2011, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life identifiable intangible assets and goodwill are not amortized but are tested for impairment at least annually. The Company performs its annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2013, 2012, and 2011.

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

Long-Lived Assets—Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there were no indications of impairment of these assets for the years ended December 31, 2013, 2012 and 2011.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Reserve for Warranties— The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

The Company recognizes tax benefits related to uncertain tax positions only if it is more likely than not the tax position will be sustained upon examination by taxing authorities. For those positions where it is more-likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities. Due to their short-term nature, the carrying amounts of such financial instruments approximate their fair value.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all potentially dilutive common shares. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 15 - Earnings Per Share.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has elected to present the components of net income and other comprehensive income as two consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 during the quarter ended March 31, 2012 and for subsequent periods only impacted presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which is effective for reporting periods beginning after December 15, 2012. The specific requirements of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2013	2012	2011

Cash paid for interest	$8	$28	$34

Cash paid for income taxes	10,286	5,256	5,422

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts was as follows:

	Years ended December 31,
	2013	2012	2011
Balance, beginning of year	$3,780	$4,585	$4,700
Provision (net of recovery)	1,001	(23)	2,169
Amounts written off, net of recoveries	(1,095)	(782)	(2,284)

Balance, end of year	$3,686	$3,780	$4,585

4.	SHORT-TERM INVESTMENTS

Short-term investments of $65.0 million at December 31, 2013 and 2012 are comprised of U.S. Treasury Bills that mature through June 12, 2014. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at December 31, 2013 and 2012 approximated cost.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2013	As of December 31, 2012
Raw materials	$23,692	$28,146
Finished goods	7,176	6,188
Sales demonstration inventory	19,545	18,729
Reserve for excess and obsolete	(1,473)	(4,169)

Inventory	$48,940	$48,894

Service inventory	$19,033	$19,125

6.	GOODWILL

The Company’s goodwill at December 31, 2013 and 2012 is related to its previous acquisitions of three businesses. The Company evaluates each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If Step 1 of the quantitative goodwill impairment test is performed, the fair value of a reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has two reporting units for which goodwill was tested on December 31, 2013: the Americas Region, and the Europe/Africa Region, as shown in the table below. As of December 31, 2013 and 2012, the Company did not have any goodwill that was identified as impaired. The changes in goodwill of $0.5 million in 2013 and $0.2 million in 2012 are due to adjustments for changes in foreign exchange rates related to an acquisition made in 2005.

			Foreign
	Beginning		Currency	Ending
December 31, 2013	Balance	Additions	Translation	Balance

Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	11,822	—	542	12,364
Asia Pacific Region	—	—	—	—

Total	$18,816	$—	$542	$19,358

			Foreign
	Beginning		Currency	Ending
December 31, 2012	Balance	Additions	Translation	Balance

Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	11,616	—	206	11,822
Asia Pacific Region	—	—	—	—

Total	$18,610	$—	$206	$18,816

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2013	2012
Amortizable intangible assets:
Product technology	$10,917	$10,260
Patents	10,599	8,500
Other	8,028	7,749

Total	29,544	26,509
Accumulated amortization	(21,432)	(19,461)

Intangible assets - net	$8,112	$7,048

Amortization expense was $1,213, $1,207 and $1,318 in 2013, 2012 and 2011, respectively. The estimated amortization expense for each of the years 2014 through 2018 and thereafter is as follows:

Years ending December 31,	Amount
2014	$1,142
2015	1,090
2016	959
2017	857
2018	607
Thereafter	3,457

$8,112

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2013	2012
Accrued compensation and benefits	$11,591	$9,364
Accrued warranties	2,364	2,359
Professional and legal fees	1,203	1,472
Other accrued liabilities	4,975	5,021

	$20,133	$18,216

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2013	2012	2011
Beginning Balance	$2,359	$2,365	$1,857
Provision for warranty expense	3,541	3,071	2,953
Warranty expired	(3,536)	(3,077)	(2,445)

Ending Balance	$2,364	$2,359	$2,365

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2013, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit in 2013 and 2012.

10.	CAPITAL LEASES

Assets under capital leases were $23 and $230 at December 31, 2013 and 2012, respectively. Accumulated depreciation on assets under capital leases was $23 and $195 at December 31, 2013 and 2012, respectively.

11.	OTHER EXPENSE, NET

Other expense, net consists of the following:

	Years ended December 31,
	2013	2012	2011
Foreign exchange transaction losses (gains)	$1,307	$642	$1,049
Other	50	102	168

Total other expense (income), net	$1,357	$744	$1,217

12.	INCOME TAXES

Income before income tax expense consists of the following:

	Years ended December 31,
	2013	2012	2011
Domestic	$14,842	$8,310	$14,268
Foreign	14,020	22,632	17,437

Income (loss) before income taxes	$28,862	$30,942	$31,705

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$4,859	$4,418	$4,356
State	472	429	423
Foreign	3,751	5,537	4,195

Current income tax expense (benefit)	9,082	10,384	8,974

Deferred:
Federal	(1,105)	(1,871)	(400)
State	(108)	(183)	(40)
Foreign	(516)	(386)	(206)

Deferred income tax expense (benefit)	(1,729)	(2,440)	(646)

Income tax expense (benefit)	$7,353	$7,944	$8,328

Income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are recorded as follows:

	Years ended December 31,
	2013	2012	2011
Tax expense (benefit) at statutory rate of 35%	$10,102	$10,830	$11,097
State income taxes, net of federal benefit	490	274	471
Foreign tax rate difference	(1,634)	(2,858)	(2,910)
Research and development credit	(957)	—	(418)
Change in valuation allowance	(187)	3	612
Equity based compensation	(212)	(225)	(91)
Manufacturing credit	(249)	(139)	(474)
Other	—	59	41

Total income tax expense	$7,353	$7,944	$8,328

The components of the Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Net deferred income tax asset - Current
Intercompany profit in inventory	$—	$2,252
Warranty costs	348	290
Bad debt reserve	73	139
Inventory reserve	253	1,059
Unearned service revenue	2,992	2,741
Other, net	935	735

Net deferred income tax asset - Current	$4,601	$7,216

Net deferred income tax asset - Non-current
Depreciation	$(1,559)	$(1,871)
Goodwill amortization	(1,841)	(1,675)
Product design costs	(259)	(190)
Employee stock options	3,021	1,548
Unearned service revenue	1,654	1,522
Loss carryforwards	14,983	14,825

Deferred income tax asset - Non-current	15,999	14,159

Valuation Allowance	(11,576)	(11,763)

Net deferred income tax asset - Non-current	$4,423	$2,396

Net deferred income tax liability - Non-current
Intangible assets	$(1,171)	$(1,149)

The effective income tax rate for 2013, 2012, and 2011 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $0.2 million, or $0.01 per share, in the year ended December 31, 2013, $0.9 million, or $0.05 per share, in the year ended December 31, 2012, and $0.9 million, or $0.05 per share, in the year ended December 31, 2011.

In 2005, the Company opened a regional headquarters and began to manufacture its products in Singapore. In the third quarter of 2006, the Company received confirmation of a tax holiday for its operations from the Singapore Economic Development Board for a period of four years commencing January 1, 2006 and an additional six-year extension at a favorable tax rate subject to certain terms and conditions including employment, spending, and capital investment. The Company and the Singapore Economic Development Board mutually agreed to end the program as of December 31, 2011, as the Company has expanded its operations in other locations within Asia to meet market demand. The aggregate dollar effect of this favorable tax rate was approximately $0.3 million, or $0.02 per share, in the year ended December 31, 2011.

At December 31, 2013 and 2012, the Company’s domestic entities had deferred income tax assets in the amount of $5,476 and $4,264, respectively.

At December 31, 2013 and 2012, the Company’s foreign subsidiaries had deferred income tax assets relating to net operating loss carry forwards, some of which expire in 5 to 15 years and others which can be carried forward indefinitely, of $14,983 and $14,825, respectively. For financial reporting purposes, a valuation allowance of $11,576 and $11,763, respectively, has been recognized to offset the deferred tax assets relating to net operating losses. The Company maintains a valuation allowance on net operating losses in jurisdictions for which it does not have a history of earnings over the last three years and where the Company believes that the deferred tax assets are not more-likely-than-not to be realized based upon two-year projections of taxable income. The Company released a valuation allowance of approximately $1.2 million in the year ended December 31, 2010 related to net operating losses of a subsidiary in Germany as a result of being included in a group consolidated tax filing with net taxable earnings.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $78.2 million and $67.1 million at December 31, 2013 and 2012, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

As of December 31, 2013 and 2012, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2013	2012	2011

Balance at January 1,	$265	$265	$265
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31,	$265	$265	$265

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2013:

Jurisdiction	Open Years	Examination in Process

United States - Federal Income Tax	2009 - 2013	N/A
United States - various states	2009 - 2013	N/A
Germany	2008 - 2013	N/A
Switzerland	2013	N/A
Singapore	2009 - 2013	N/A

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.3 million. FARO does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2009 forward and at the state level subject to a three to four year statute of limitations. In September 2013, the U.S. Internal Revenue Service issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance. As a result of the new regulations, the Company is in the process of reviewing its existing income tax accounting methods related to tangible property. The Company believes that the new regulations will not have a material effect on the Company’s consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases buildings and equipment under operating leases through 2024. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2013:

Years ending December 31,	Amount
2014	$6,000
2015	4,800
2016	4,116
2017	3,774
2018	3,740
Thereafter	7,595

Total future minimum lease payments	$30,025

Rent expense for 2013, 2012 and 2011 was $5,227, $4,917 and $5,176, respectively.

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

On July 10, 2013, the matter was settled with no impact to the Company’s financial statements.

14.	STOCK COMPENSATION PLANS

The Company has four compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 1997 Employee Stock Option Plan (“1997 Plan”) provides for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Stock Option Plan provides for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (“2004 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which no options remain outstanding. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Director Stock Option Plan, and all of such options have been exercised. The Company was also authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 144,606 options are currently outstanding at exercise prices between $13.04 and $31.06. These options have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Director Stock Option Plan or the 2004 Plan. The Company is authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 669,685 options currently outstanding under the 2009 Plan at exercise prices between $24.30 and $57.01. Prior to 2009, upon election to the Board, each non-employee director was granted 3,400 restricted shares of common stock that vested ratably over three years. On the day following the Annual Meeting of Shareholders, each non-employee director, other than a non-employee director who received the initial equity grant in that same year, was granted 2,200 restricted shares of common stock that vested ratably over three years.

Prior to 2013, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually on the first business day following the annual meeting of shareholders, each non-employee director was granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to the non-employee director’s continued membership on the Board.

Beginning in 2013, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually on the first business day following the annual meeting of shareholders, each non-employee director is granted restricted shares of common stock with a value equal to $80,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to a director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

Compensation costs charged to operations associated with the Company’s stock incentive plans were $4,409, $4,080, and $2,756 in 2013, 2012, and 2011, respectively. The changes in stock option associated compensation cost were due to the vesting of options and the accrual of expenses relating to the issuance of restricted stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made using the following assumptions:

	For the Years Ended December 31
	2013	2012	2011
Risk-free interest rate	0.55% - 1.03%	0.50% - 0.66%	0.66% and 1.83%
Expected dividend yield	0%	0%	0%
Expected option life	4 years	4 years	4 years
Expected volatility	46.1% - 48.4%	50.4% - 50.7%	47.9% - 48.7%
Weighted-average expected volatility	48.2%	50.7%	48.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at January 1, 2013	831,504	$36.31
Granted	268,019	43.15
Forfeited	(88,180)	46.08
Exercised	(197,052)	27.83

Outstanding at December 31, 2013	814,291	$39.56	4.5	$15,262

Options exercisable at December 31, 2013	365,477	$31.46	3.2	$9,808

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 were $14.41, $22.28 and $14.15, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $7.1 million and $10.4 million, respectively. The total fair value of stock options using the Black-Scholes option pricing model vested during the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $1.7 million and $1.6 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	31,236	$45.80
Granted	15,316	36.91
Forfeited	(1,586)	51.89
Vested	(13,518)	45.27

Non-vested at December 31, 2013	31,448	$41.39

As of December 31, 2013, there was $6.0 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.

15.	EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,087,104	$1.26	16,910,830	$1.36	16,503,773	$1.42

Effect of dilutive securities	154,011	(0.01)	218,298	(0.02)	364,698	(0.03)

Diluted EPS	17,241,115	$1.25	17,129,128	$1.34	16,868,471	$1.39

The effect of 403,649, 238,266, and 0 potentially dilutive securities were not included for 2013, 2012 and 2011 respectively, as they were antidilutive.

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009 and reinstated them on March 1, 2011. Costs charged to operations in connection with the 401(k) plan during 2013, 2012, and 2011 aggregated $934, $876, and $640, respectively.

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

The following table presents information about the Company’s reportable segments:

	As of and for the Years Ended December 31,
	2013	2012	2011
Americas Region
Net sales to external customers	$120,435	$108,616	$97,484
Depreciation and amortization	4,012	4,294	4,008
Operating income	6,270	2,949	8,864
Long-lived assets	23,791	21,775	23,024
Capital expenditures	3,563	1,435	3,371
Total assets	201,679	179,594	167,579

Europe/Africa Region
Net sales to external customers	$103,415	$100,111	$99,568
Depreciation and amortization	1,880	1,658	1,807
Operating income	6,417	10,703	6,909
Long-lived assets	17,409	16,871	16,592
Capital expenditures	1,558	1,672	1,748
Total assets	122,197	110,152	92,231

Asia Pacific Region
Net sales to external customers	$67,934	$64,668	$57,112
Depreciation and amortization	1,146	1,024	897
Operating income	17,467	17,902	17,085
Long-lived assets	2,721	2,562	2,076
Capital expenditures	1,319	1,565	869
Total assets	67,620	61,061	52,981

Totals
Net sales to external customers	$291,784	$273,395	$254,164
Depreciation and amortization	7,038	6,976	6,712
Operating income	30,154	31,554	32,858
Long-lived assets	43,921	41,208	41,692
Capital expenditures	6,440	4,672	5,988
Total assets	391,496	350,807	312,791

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total consolidated revenue.

Net sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2013	2012	2011
Net sales to external customers
United States	$109,757	$97,912	$91,452
Americas-Other	10,678	10,704	6,032
Germany	42,471	42,413	45,658
Europe-Other	60,944	57,698	53,910
Asia	67,934	64,668	57,112

	$291,784	$273,395	$254,164

Long lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated.

	As of December 31,
	2013	2012	2011
Long-Lived Assets
United States	$22,720	$20,824	$22,041
Americas-Other	1,071	951	983
Germany	17,294	16,630	16,180
Europe-Other	115	241	412
Asia	2,721	2,562	2,076

	$43,921	$41,208	$41,692

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013

Sales	$65,370	$68,329	$68,190	$89,895
Gross profit	36,825	36,926	38,821	49,321
Net income	4,574	3,631	5,042	8,262
Net income per share:
Basic	$ 0.27	$ 0.21	$ 0.29	$ 0.48
Diluted	$ 0.27	$ 0.21	$ 0.29	$ 0.48

Quarter ended	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012

Sales	$65,229	$66,762	$60,734	$80,670
Gross profit	37,186	37,060	32,304	43,069
Net income	6,750	4,734	3,673	7,841
Net income per share:
Basic	$ 0.40	$ 0.28	$ 0.22	$ 0.46
Diluted	$ 0.39	$ 0.28	$ 0.21	$ 0.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act.) Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as required by Exchange Act Rule 13a-15(c). In making this assessment, the Company used the criteria set forth in the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 1992 Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance of meeting its objectives.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements and internal control over financial reporting, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 26, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information required by this Item with respect to corporate governance and the Company’s Code of Conduct is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Executive Compensation” and “2013 Director Compensation”.

The information required by this Item regarding Compensation Committee interlocks and insider participation is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item about principal accountant fees and services as well as related pre-approval policies appears under the heading “Independent Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

FARO TECHNOLOGIES, INC.

Date: February 26, 2014	By:	/s/ Keith S. Bair
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

Signature	Title	Date

/s/ Simon Raab	Chairman of the Board and Director	February 26, 2014
Simon Raab

/s/ Jay W. Freeland	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2014
Jay W. Freeland

/s/ Keith S. Bair Keith S. Bair	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014

/s/ John Caldwell	Director	February 26, 2014
John Caldwell

/s/ Lynn Brubaker	Director	February 26, 2014
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 26, 2014
Stephen R. Cole

/s/ Marvin Sambur	Director	February 26, 2014
Marvin Sambur

/s/ John Donofrio	Director	February 26, 2014
John Donofrio

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	1993 Stock Option Plan, as amended (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.2	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.3	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2008, and incorporated herein by reference)*

10.4	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.5	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)*

10.6	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated April 13, 2009, and incorporated herein by reference)*

10.7	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2011, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program*

10.9	Form of Patent and Confidentiality Agreement between the Company and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between the Company and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 11, 2006 and incorporated herein by reference)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2008, and incorporated herein by reference)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 24, 2009, and incorporated herein by reference)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 22, 2009, and incorporated herein by reference)

10.17	Fourth Amendment to Amended and Restated Loan Agreement, dated March 15, 2012, between FARO Technologies, Inc, and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 19, 2012 and incorporated herein by reference)

10.18	Amended and Restated Employment Agreement, dated November 7, 2008, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 14, 2008, and incorporated herein by reference)*

10.19	Amendment to Amended and Restated Employment Agreement, dated April 2, 2009, by and between the Company and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.20	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company and Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.21	Amended and Restated Employment Agreement dated November 7, 2008, by and between the Company and Keith Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 14, 2008 and incorporated herein by reference)*

10.22	Amendment to Amended and Restated Employment Agreement, dated April 2, 2009, by and between the Company and Keith S. Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 8, 2009, and incorporated herein by reference)*

10.23	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 14, 2010, by and between the Company and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.24	Managing Director’s Service Agreement, dated October 11, 2012, between FARO Europe GmbH & Co. KG and Ralf Drews (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 11, 2012 and incorporated herein by reference)*

10.25	Employment Agreement between FARO Technologies, Inc. and Kathleen Hall, dated as of July 15, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 17, 2013 and incorporated herein by reference)*

10.26	Termination Agreement, dated June 18, 2012, by and among Siggi Buss and FARO Europe GmbH & Co. KG, FARO Verwaltungs GmbH, and FARO Deutschland Holding GmbH (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)*

10.27	Termination Agreement, dated June 18, 2012, by and between Siggi Buss and FARO Swiss Holdings GmbH (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)*

10.28	Separation Agreement, General Release of All Claims and Covenant Not to Sue, dated February 8, 2013, by and between FARO Technologies, Inc. and David Morse (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, dated February 12, 2013 and incorporated herein by reference)*

10.29	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated November 7, 2008, and incorporated herein by reference)*

10.30	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 15, 2010, and incorporated herein by reference)*

10.31	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.32	Lease Agreement dated July 8, 2008, by and between the Company and James W. Hickman Revocable Trust (Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.33	Lease Agreement dated September 15, 2008, by and between the Company and NB MS NEBC LLC (Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.34	Sublease Agreement dated September 30, 2007 between the Company and Priority HealthCare Corporation (Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.35	Lease Agreement dated September 26, 2007, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.36	Amended and Restated Lease Agreement, dated October 1, 2009, by and between the Company and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.37	First Amendment to Lease Agreement, dated October 1, 2009, by and between the Company and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.38	Agreement of Lease, dated June 15, 2013, by and between 290 National Road Limited Partnership and Faro Technologies, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 and incorporated herein by reference)

10.39	Joint Marketing and Sales Agreement, dated September 14, 2010, by and between the Company and Carl Zeiss IMT Corporation (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, dated September 15, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

*	Indicates management contracts and compensatory plans and arrangements