Form 10-Q
period 2014-03-29
FARO TECHNOLOGIES INC
filed 2014-04-29
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

There were 17,233,558 shares of the registrant’s common stock outstanding as of April 23, 2014.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 29, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 29, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$122,716	$124,630
Short-term investments	64,994	64,994
Accounts receivable, net	64,739	66,309
Inventories, net	50,238	48,940
Deferred income taxes, net	5,082	4,601
Prepaid expenses and other current assets	15,183	14,645

Total current assets	322,952	324,119

Property and equipment:
Machinery and equipment	38,079	36,924
Furniture and fixtures	7,072	6,888
Leasehold improvements	12,307	11,765

Property and equipment at cost	57,458	55,577
Less: accumulated depreciation and amortization	(40,516)	(39,126)

Property and equipment, net	16,942	16,451

Goodwill	19,336	19,358
Intangible assets, net	8,273	8,112
Service inventory	20,345	19,033
Deferred income taxes, net	4,415	4,423

Total assets	$392,263	$391,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,381	$14,881
Accrued liabilities	18,533	20,133
Income taxes payable	31	1,690
Current portion of unearned service revenues	22,404	21,331
Customer deposits	2,289	2,910
Current portion of obligations under capital leases	6	8

Total current liabilities	53,644	60,953
Unearned service revenues - less current portion	13,608	13,414
Deferred income tax liability, net	1,233	1,171
Obligations under capital leases - less current portion	8	8

Total liabilities	68,493	75,546

Commitments and contingencies - See Note Q
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,913,793 and 17,868,372 issued; 17,233,558 and 17,188,137 outstanding, respectively	18	18
Additional paid-in capital	194,797	191,874
Retained earnings	130,845	125,867
Accumulated other comprehensive income	7,185	7,266
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	323,770	315,950

Total liabilities and shareholders’ equity	$392,263	$391,496

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 29, 2014	March 30, 2013
SALES
Product	$59,822	$52,482
Service	13,552	12,888

Total sales	73,374	65,370

COST OF SALES
Product	25,153	21,339
Service	8,138	7,206

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	33,291	28,545

GROSS PROFIT	40,083	36,825

OPERATING EXPENSES:
Selling	17,433	16,650
General and administrative	8,413	7,515
Depreciation and amortization	1,847	1,833
Research and development	5,430	5,125

Total operating expenses	33,123	31,123

INCOME FROM OPERATIONS	6,960	5,702

OTHER (INCOME) EXPENSE
Interest income	(17)	(16)
Other expense, net	160	115
Interest expense	—	1

INCOME BEFORE INCOME TAX EXPENSE	6,817	5,602

INCOME TAX EXPENSE	1,841	1,028

NET INCOME	$4,976	$4,574

NET INCOME PER SHARE - BASIC	$0.29	$0.27

NET INCOME PER SHARE - DILUTED	$0.29	$0.27

Weighted average shares - Basic	17,205,892	17,009,773

Weighted average shares - Diluted	17,364,373	17,176,876

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013

Net income	$4,976	$4,574
Currency translation adjustments, net of tax	(81)	(3,429)

Comprehensive income	$4,895	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$4,976	$4,574
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,847	1,833
Compensation for stock options and restricted stock units	1,246	1,018
(Net recovery of) provision for bad debts	(120)	274
Deferred income tax (benefit) expense	(410)	1,162
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,869	7,541
Inventories, net	(2,541)	(1,299)
Prepaid expenses and other current assets	(539)	(2,069)
Income tax benefit from exercise of stock options	(58)	(808)
(Decrease) increase in:
Accounts payable and accrued liabilities	(6,103)	(676)
Income taxes payable	(1,619)	(1,658)
Customer deposits	(645)	5
Unearned service revenues	1,274	376

Net cash (used in) provided by operating activities	(823)	10,273

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,124)	(256)
Payments for intangible assets	(419)	(494)

Net cash used in investing activities	(2,543)	(750)

FINANCING ACTIVITIES:
Payments on capital leases	(50)	(63)
Income tax benefit from exercise of stock options	58	808
Proceeds from issuance of stock, net	1,619	3,049

Net cash provided by financing activities	1,627	3,794

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(175)	(1,952)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,914)	11,365

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	124,630	93,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,716	$104,598

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Three Months Ended March 29, 2014 and March 30, 2013

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

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended March 29, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying December 31, 2013 consolidated balance sheet has been derived from those audited consolidated financial statements.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation. No such reclassifications have been made to the Company’s prior period consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Risk-free interest rate	1.10%	0.55%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected volatility	42.5%	48.4%

Weighted-average expected volatility	42.5%	48.4%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,251 and $1,100 for the three months ended March 29, 2014 and March 30, 2013, respectively.

A summary of stock option activity and weighted-average exercise prices for the three months ended March 29, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 29, 2014
Outstanding at January 1, 2014	814,291	$39.56
Granted	213,229	57.54
Forfeited	(4,001)	46.57
Exercised	(43,826)	36.95

Outstanding at March 29, 2014	979,693	$43.52	4.8	$9,917

Options exercisable at March 29, 2014	539,644	$36.49	3.7	$8,631

The weighted-average grant-date fair value of the stock options granted during the three months ended March 29, 2014 and March 30, 2013 was $19.79 and $14.64 per option, respectively. The total intrinsic value of stock options exercised during the three months ended March 29, 2014 and March 30, 2013 was $0.9 million and $2.0 million, respectively. The fair value of stock options vested during the three months ended March 29, 2014 and March 30, 2013 was $3.6 million and $3.4 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 29, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	31,448	$41.39
Granted	832	57.54
Forfeited	—	—
Vested	(2,382)	42.57

Non-vested at March 29,2014	29,898	$41.74

As of March 29, 2014, there was $8.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 3.5 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013

Cash paid for interest	$—	$1

Cash paid for income taxes	$4,131	$3,923

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at March 29, 2014 and December 31, 2013 included U.S. Treasury Bills totaling $65.0 million that mature through September 18, 2014. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at March 29, 2014 and December 31, 2013 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of March 29, 2014	As of December 31, 2013
Accounts receivable	$68,263	$69,995
Allowance for doubtful accounts	(3,524)	(3,686)

Total	$64,739	$66,309

NOTE K – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for approximately 6 to 12 months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

Inventories consist of the following:

	As of March 29, 2014	As of December 31, 2013
Raw materials	$23,905	$23,692
Finished goods	7,962	7,176
Sales demonstration inventory	19,926	19,545
Reserve for excess and obsolete	(1,555)	(1,473)

Inventory	$50,238	$48,940

Service inventory	$20,345	$19,033

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 29, 2014		March 30, 2013
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,205,892	$0.29	17,009,773	$0.27

Effect of dilutive securities	158,481	—	167,103	—

Diluted EPS	17,364,373	$0.29	17,176,876	$0.27

The effect of 408,477 and 450,672 potentially dilutive securities were not included in the calculation of weighted average shares outstanding for the three months ended March 29, 2014 and March 30, 2013, respectively, as they were antidilutive.

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of March 29, 2014	As of December 31, 2013
Accrued compensation and benefits	$10,824	$11,591
Accrued warranties	2,238	2,364
Professional and legal fees	1,301	1,203
Other accrued liabilities	4,170	4,975

	$18,533	$20,133

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning Balance	$2,364	$2,359
Provision for warranty expense	869	873
Warranty expired	(995)	(1,084)

Ending Balance	$2,238	$2,148

NOTE N – INCOME TAXES

Income tax expense increased by $0.8 million to $1.8 million for the three months ended March 29, 2014 from $1.0 million for the three months ended March 30, 2013. This increase was primarily due to an increase in pretax income during the current period and $0.4 million of discrete tax benefit recognized during the three months ended March 30, 2013 related to the retroactive legislative reinstatement of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate increased to 27.0% for the three months ended March 29, 2014 from 18.4% in the prior year period and included a reduction in the effective income tax rates of 0.2% and 1.4%, respectively, related to the tax benefit of the exercise of certain employee stock options. The effective tax rate for the three months ended March 30, 2013 also included the discrete tax benefit of 7.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

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

NOTE O – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits, accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE P – SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia Pacific. The Company does not allocate corporate expenses to the Europe/Africa or Asia Pacific regions. These corporate expenses are included in the Americas region. The Company does not incur Research and Development expenses in its Asia Pacific region.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	March 29, 2014	March 30, 2013
Americas Region
Net sales to external customers	$29,594	$26,109
Depreciation and amortization	1,005	1,092
Operating loss	(78)	(1,008)
Long-lived assets	24,384	21,499
Capital expenditures	1,129	322
Total assets	203,080	187,404

Europe/Africa Region
Net sales to external customers	$23,836	$21,900
Depreciation and amortization	511	468
Operating income	2,114	1,949
Long-lived assets	17,615	16,233
Capital expenditures	698	243
Total assets	118,230	102,517

Asia Pacific Region
Net sales to external customers	$19,944	$17,361
Depreciation and amortization	331	273
Operating income	4,924	4,761
Long-lived assets	2,552	2,400
Capital expenditures	71	97
Total assets	70,953	63,337

Totals
Net sales to external customers	$73,374	$65,370
Depreciation and amortization	1,847	1,833
Operating income	6,960	5,702
Long-lived assets	44,551	40,132
Capital expenditures	1,898	662
Total assets	392,263	353,258

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in any of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases – The Company is a party to leases arising in the normal course of business that expire on or before 2024. Total obligations under these leases are approximately $6.0 million for 2014.

Purchase Commitments – The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 29, 2014, the Company does not have any long-term commitments for purchases.

Legal Proceedings – The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of March 29, 2014, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit. In March 2014, the Company entered into a letter of credit for $2.25 million which reduces the total borrowing capacity under the line of credit by that amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products less competitive or obsolete;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers’ access to liquidity and capital;

•	the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products are difficult to quantify and predict;

•	the inability to protect the Company’s patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors, including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, and (xx) compliance with government regulations including health, safety, and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

as well as other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q unless otherwise required by law.

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

As of March 29, 2014, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombadier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker Vantage™ and FARO Focus3D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells extended warranties, training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis and revenue from training and technology services when the services are provided. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP and FARO Laser Tracker Vantage products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia Pacific region. The Company manufactures its FARO Focus3D product in its facility located in Stuttgart, Germany. The Company is relocating its manufacturing facilities in Kennett Square, Pennsylvania to a larger facility in Exton, Pennsylvania. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2014.

The Company operates in international markets throughout the world and maintains sales offices in the United States, Canada, Mexico, Brazil, Germany, the United Kingdom, France, Spain, Italy, Poland, Turkey, the Netherlands, India, China, Singapore, Malaysia, Vietnam, Thailand, South Korea and Japan. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia Pacific.

In the first quarter of 2014, 40.3% of the Company’s sales were in the Americas compared to 39.9% in the first three months of 2013, 32.5% were in the Europe/Africa region compared to 33.5% in the first quarter of 2013, and 27.2% were in the Asia Pacific region compared to 26.6% in the same prior year period. In the first quarter of 2014, new order bookings increased $6.3 million, or 9.8%, to $70.9 million from $64.6 million in the prior year period. New orders in the first quarter of 2014 increased $1.8 million, or 6.6%, in the Americas to $29.1 million from $27.3 million in the prior year period. New orders in the first quarter of 2014 increased $3.5 million, or 16.7%, to $24.5 million in Europe/Africa from $21.0 million in the first quarter of 2013. In Asia Pacific, new orders in the first three months of 2014 increased $1.0 million, or 6.1%, to $17.3 million from $16.3 million in the first quarter of 2013.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Exchange Exposure). However, it does not regularly use such instruments, and none were utilized in 2013 or the three months ended March 29, 2014.

The Company has been profitable for 17 consecutive quarters. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributes the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

Three Months Ended March 29, 2014 Compared to the Three Months Ended March 30, 2013

Sales increased by $8.0 million, or 12.2%, to $73.4 million in the three months ended March 29, 2014 from $65.4 million for the three months ended March 30, 2013. This increase resulted primarily from an increase in product revenue. Product sales increased by $7.3 million, or 14.0%, to $59.8 million for the three months ended March 29, 2014 from $52.5 million for the first quarter of 2013, primarily as a result of higher unit volumes and higher average selling prices. Service revenue increased by $0.7 million, or 5.2%, to $13.6 million for the three months ended March 29, 2014 from $12.9 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Americas region increased $3.5 million, or 13.4%, to $29.6 million for the three months ended March 29, 2014 from $26.1 million in the three months ended March 30, 2013. Product sales in the Americas region increased by $3.5 million, or 17.2%, to $23.9 million for the three months ended March 29, 2014 from $20.4 million in the first quarter of the prior year. This increase was driven by higher sales volumes of all key product lines, as well as accessories. Service revenue in the Americas region of $5.7 million for the three months ended March 29, 2014 remained steady from $5.7 million in the same period during the prior year.

Sales in the Europe/Africa region increased $1.9 million, or 8.7%, to $23.8 million for the three months ended March 29, 2014 from $21.9 million in the three months ended March 30, 2013. Product sales in the Europe/Africa region increased by $1.2 million, or 7.1%, to $18.2 million for the three months ended March 29, 2014 from $17.0 million in the first quarter of the prior year. Service revenue in the Europe/Africa region increased $0.8 million, or 16.3%, to $5.7 million for the three months ended March 29, 2014 from $4.9 million in the same period during the prior year.

Sales in the Asia Pacific region increased $2.6 million, or 14.9%, to $19.9 million for the three months ended March 29, 2014 from $17.4 million in the three months ended March 30, 2013. Product sales in the Asia Pacific region increased by $2.7 million, or 17.9%, to $17.8 million for the three months ended March 29, 2014 from $15.1 million in the first quarter of the prior year. Service revenue in the Asia Pacific region decreased by $0.1 million, or 4.3%, to $2.2 million for the three months ended March 29, 2014 from $2.3 million in the same period during the prior year.

Gross profit increased by $3.3 million, or 8.8%, to $40.1 million for the three months ended March 29, 2014 from $36.8 million for the three months ended March 30, 2013. Gross margin decreased to 54.6% for the three months ended March 29, 2014 from 56.3% for the three months ended March 30, 2013. The decrease in gross margin is primarily due to a decrease in gross margin from product sales to 58.0% in the three months ended March 29, 2014 from 59.3% for the three months ended March 30, 2013. Gross margin from product sales decreased primarily as a result of an inventory write-off of older generation Photon demonstration and service loaner inventory and higher unit costs, partially off-set by higher average selling prices. Gross margin from service revenues decreased to 39.9% in the three months ended March 29, 2014 from 44.1% in the same period in the prior year primarily due to increased warranty and training expense in the period.

Selling expenses increased by $0.7 million, or 4.7%, to $17.4 million for the three months ended March 29, 2014 from $16.7 million for three months ended March 30, 2013. This increase is primarily due to higher compensation and benefit costs related to increases in sales and marketing headcount.

Worldwide sales and marketing headcount increased by 59, or 14.8%, to 457 at March 29, 2014 from 398 at March 30, 2013. Regionally, the Company’s sales and marketing headcount increased by 20, or 16.7%, to 140 from 120 for the Americas; increased by 17, or 12.9%, in Europe/Africa to 149 from 132; and increased by 22, or 15.1%, in Asia Pacific to 168 from 146.

As a percentage of sales, selling expenses decreased to 23.8% of sales in the three months ended March 29, 2014 from 25.5% of sales in the three months ended March 30, 2013. Regionally, selling expenses were 21.1% of sales in the Americas for the quarter ended March 29, 2014 compared to 21.6% of sales in the first quarter of 2013; 28.4% of sales for Europe/Africa in the first quarter of 2014 compared to 30.5% of sales for the same period in the prior year; and 22.2% of sales for Asia Pacific in the first quarter of 2014 compared to 24.9% of sales for the same period in the prior year.

General and administrative expenses increased by $0.9 million to $8.4 million in the three months ended March 29, 2014 from $7.5 million in the prior year quarter, as a result of an increase in compensation of $0.7 million and purchased services of $0.6 million, partially offset by $0.4 million of lower bad debt expense.

Depreciation and amortization expenses remained flat at $1.8 million for the three months ended March 29, 2014 and the three months ended March 30, 2013.

Research and development expenses increased to $5.4 million for the three months ended March 29, 2014 from $5.1 million for the three months ended March 30, 2013, primarily as a result of an increase in compensation and subcontractor expense of $0.4 million. Research and development expenses as a percentage of sales decreased to 7.4% for the three months ended March 29, 2014 from 7.8% for the three months ended March 30, 2013.

Other (income) expense remained flat at an expense of $0.1 million for the three months ended March 29, 2014 and the three months ended March 30, 2013, and consisted primarily of net foreign currency transaction losses resulting from changes in foreign exchange rates on the value of the current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.8 million to $1.8 million for the three months ended March 29, 2014 from $1.0 million for the three months ended March 30, 2013. This increase was primarily due to an increase in pretax income during the current period and $0.4 million of discrete tax benefit recognized during the three months ended March 30, 2013 related to the retroactive legislative reinstatement of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate increased to 27.0% for the three months ended March 29, 2014 from 18.4% in the prior year period and included a reduction in the effective income tax rates of 0.2% and 1.4%, respectively, related to the tax benefit of the exercise of certain employee stock options. The effective tax rate for the three months ended March 30, 2013 also includes the discrete tax benefit of 7.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. The Company’s effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $0.4 million to $5.0 million for the three months ended March 29, 2014 from $4.6 million for the three months ended March 30, 2013 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.9 million to $122.7 million at March 29, 2014 from $124.6 million at December 31, 2013. The decrease was primarily attributable to an increase in working capital of $8.4 million and $2.5 million of purchases of capital equipment and intangible assets, partially off-set by net income and non-cash expenses of $7.5 million and proceeds from stock option exercises of $1.6 million.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of March 29, 2014, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit. In March 2014, the Company entered into a letter of credit for $2.25 million which reduces the total borrowing capacity under the line of credit by that amount.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

Except as discussed above, the Company has no off balance sheet arrangements.

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

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the three months ended March 29, 2014 or the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. As of March 29, 2014, 59.7% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in the first quarter of 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of March 29, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2013 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no stock repurchases during the three month period ended March 29, 2014 under this program.

During the quarter ended March 29, 2014, the Company indirectly repurchased shares outside of the share repurchase program through net share settlement to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. The following table summarizes this repurchase activity during the three months ended March 29, 2014:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—
February 1 - February 28	75	55.82	—
March 1 - March 29	63	56.70	—

Total	138	$56.22	—	$21,094,621

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Employment Agreement between FARO Technologies, Inc. and Peter G. Abram, Jr., dated as of March 7, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 10, 2014, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: April 29, 2014	By:	/s/ Peter G. Abram
		Name:	Peter G. Abram
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)