Form 10-Q
period 2014-06-28
FARO TECHNOLOGIES INC
filed 2014-07-29
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

There were 17,247,382 shares of the registrant’s common stock outstanding as of July 24, 2014.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 28, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 28, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$129,835	$124,630
Short-term investments	64,996	64,994
Accounts receivable, net	65,979	66,309
Inventories, net	53,302	48,940
Deferred income taxes, net	5,930	4,601
Prepaid expenses and other current assets	14,945	14,645

Total current assets	334,987	324,119

Property and equipment:
Machinery and equipment	39,587	36,924
Furniture and fixtures	7,159	6,888
Leasehold improvements	12,709	11,765

Property and equipment at cost	59,455	55,577
Less: accumulated depreciation and amortization	(41,571)	(39,126)

Property and equipment, net	17,884	16,451

Goodwill	19,241	19,358
Intangible assets, net	8,466	8,112
Service inventory	21,906	19,033
Deferred income taxes, net	4,401	4,423

Total assets	$406,885	$391,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,866	$14,881
Accrued liabilities	20,382	20,133
Income taxes payable	33	1,690
Current portion of unearned service revenues	23,215	21,331
Customer deposits	2,559	2,910
Current portion of obligations under capital leases	8	8

Total current liabilities	60,063	60,953
Unearned service revenues - less current portion	14,153	13,414
Deferred income tax liability	1,235	1,171
Obligations under capital leases - less current portion	4	8

Total liabilities	75,455	75,546

Commitments and contingencies - See Note Q
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,927,617 and 17,868,372 issued; 17,247,382 and 17,188,137 outstanding, respectively	18	18
Additional paid-in capital	196,032	191,874
Retained earnings	137,171	125,867
Accumulated other comprehensive income	7,284	7,266
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	331,430	315,950

Total liabilities and shareholders’ equity	$406,885	$391,496

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
SALES
Product	$67,382	$55,174	$127,204	$107,656
Service	14,678	$13,155	28,230	26,043

Total sales	82,060	68,329	155,434	133,699

COST OF SALES
Product	26,392	22,921	51,545	44,260
Service	10,151	8,482	18,289	15,688

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	36,543	31,403	69,834	59,948

GROSS PROFIT	45,517	36,926	85,600	73,751

OPERATING EXPENSES
Selling and marketing	19,715	16,716	37,148	33,366
General and administrative	8,867	7,826	17,280	15,341
Depreciation and amortization	1,868	1,736	3,715	3,569
Research and development	6,658	5,162	12,088	10,287

Total operating expenses	37,108	31,440	70,231	62,563

INCOME FROM OPERATIONS	8,409	5,486	15,369	11,188

OTHER (INCOME) EXPENSE, net
Interest income	(22)	(19)	(39)	(35)
Other (income) expense, net	(149)	504	11	619
Interest expense	1	0	1	1

INCOME BEFORE INCOME TAX EXPENSE	8,579	5,001	15,396	10,603

INCOME TAX EXPENSE	2,251	1,370	4,092	2,398

NET INCOME	$6,328	$3,631	$11,304	$8,205

NET INCOME PER SHARE - BASIC	$0.37	$0.21	$0.66	$0.48

NET INCOME PER SHARE - DILUTED	$0.36	$0.21	$0.65	$0.48

Weighted average shares - Basic	17,233,012	17,097,973	17,220,146	17,054,354

Weighted average shares - Diluted	17,338,388	17,173,015	17,364,436	17,177,748

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$6,328	$3,631	$11,304	$8,205
Currency translation adjustments, net of tax	99	468	18	(2,961)

Comprehensive income	$6,427	$4,099	$11,322	$5,244

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$11,304	$8,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,715	3,569
Compensation for stock options and restricted stock units	2,444	2,105
Provision for bad debts	66	315
Deferred income tax (benefit) expense	(1,249)	1,281
Income tax benefit from exercise of stock options	(59)	(814)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	297	9,644
Inventories, net	(6,645)	1,101
Prepaid expenses and other current assets	(341)	(765)
(Decrease) increase in:
Accounts payable and accrued liabilities	(714)	(4,565)
Income taxes payable	(1,644)	(2,868)
Customer deposits	(395)	458
Unearned service revenues	2,727	594

Net cash provided by operating activities	9,506	18,260

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,555)	(891)
Payments for intangible assets	(927)	(832)

Net cash used in investing activities	(5,482)	(1,723)

FINANCING ACTIVITIES:
Payments on capital leases	(4)	(76)
Income tax benefit from exercise of stock options	59	814
Proceeds from issuance of stock, net	1,655	3,084

Net cash provided by financing activities	1,710	3,822

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(529)	(2,284)

INCREASE IN CASH AND CASH EQUIVALENTS	5,205	18,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	124,630	93,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,835	$111,308

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited for the Six Months Ended June 28, 2014 and June 29, 2013

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) design, develop, manufacture, market and support software-based three-dimensional measurement and imaging systems for manufacturing, industrial, building construction and forensic applications. The Company’s principal products include the FaroArm, FARO Laser ScanArm and FARO Gage, all articulated electromechanical measuring devices, and the FARO Laser Tracker Vantage, FARO Focus 3D and FARO 3D Imager AMP, all laser-based measuring devices. Primary markets for the Company’s products include automotive, aerospace, heavy equipment, universities and law enforcement agencies. The Company sells the large majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

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

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months and six months ended June 28, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

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

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period. The vesting period for the share-based compensation awarded by the Company is generally three years. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The Company uses the closing market price of its common stock on the date of grant to determine the fair value of restricted stock and restricted stock units.

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the six months ended June 28, 2014 and June 29, 2013:

	Six Months Ended
	June 28, 2014	June 29, 2013
Risk-free interest rate	1.18% - 1.32%	0.55%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected volatility	42.7% - 44.1%	48.4%
Weighted-average expected volatility	42.5%	48.4%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The Company recorded total share-based compensation expense of $1,193 and $1,087 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $2,444 and $2,188 for the six months ended June 28, 2014 and June 29, 2013, respectively.

A summary of stock option activity and weighted average exercise prices for the six months ended June 28, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 28, 2014
Outstanding at January 1, 2014	814,291	$39.56
Granted	218,729	57.23
Forfeited	(6,886)	47.78
Exercised	(44,776)	36.97

Outstanding at June 28, 2014	981,358	$43.51	4.6	$8,715

Options exercisable at June 28, 2014	538,528	$36.48	3.4	$7,759

The weighted-average grant-date fair value of the stock options granted during the six months ended June 28, 2014 and June 29, 2013 was $19.68 and $14.64 per option, respectively. The total intrinsic value of stock options exercised during both the three months ended June 28, 2014 and June 29, 2013 was $0.0 million, and $0.9 million and $2.0 million in the respective year-to-date periods. The fair value of stock options vested was $0.0 million in both the three months ended June 28, 2014 and June 29, 2013, and $3.6 million and $3.2 million, in the respective year-to-date periods.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 28, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2014	31,448	$41.39
Granted	13,706	43.43
Forfeited	—	—
Vested	(17,271)	37.51

Non-vested at June 28, 2014	27,883	$44.80

As of June 28, 2014, there was $7.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activity were as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash paid for interest	$1	$1

Cash paid for income taxes	$7,411	$5,884

NOTE H – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE I – SHORT TERM INVESTMENTS

Short-term investments at June 28, 2014 and December 31, 2013 included U.S. Treasury Bills totaling $65.0 million that mature through December 4, 2014. The weighted average interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at June 28, 2014 and December 31, 2013 approximated cost.

NOTE J – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 28, 2014	As of December 31, 2013
Accounts receivable	$68,931	$69,995
Allowance for doubtful accounts	(2,952)	(3,686)

Total	$65,979	$66,309

NOTE K – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out method (“FIFO”). Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring devices utilized by sales representatives to present the Company’s products to customers. These products remain in sales demonstration inventory for approximately 6 to 12 months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

Inventories consist of the following:

	As of June 28, 2014	As of December 31, 2013
Raw materials	$23,679	$23,692
Finished goods	9,791	7,176
Sales demonstration inventory	21,496	19,545
Reserve for excess and obsolete	(1,664)	(1,473)

Inventories	$53,302	$48,940

Service inventory	$21,906	$19,033

NOTE L – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	June 28, 2014		June 29, 2013
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	17,233,012	$0.37	17,097,973	$0.21
Effect of dilutive securities	105,376	(0.01)	75,042	—

Diluted EPS	17,338,388	$0.36	17,173,015	$0.21

Securities excluded from the determination of weighted average shares, as they were antidilutive	409,827		445,814

	Six Months Ended
	June 28, 2014		June 29, 2013
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	17,220,146	$0.66	17,054,354	$0.48
Effect of dilutive securities	144,290	(0.01)	123,394	—

Diluted EPS	17,364,436	$0.65	17,177,748	$0.48

Securities excluded from the determination of weighted average shares, as they were antidilutive	407,827		430,248

NOTE M – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 28, 2014	As of December 31, 2013
Accrued compensation and benefits	$11,735	$11,591
Accrued warranties	2,750	2,364
Professional and legal fees	1,673	1,203
Other accrued liabilities	4,224	4,975

	$20,382	$20,133

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
Beginning Balance	$2,364	$2,359
Provision for warranty expense	1,875	1,758
Warranty expired	(1,489)	(1,664)

Ending Balance	$2,750	$2,453

NOTE N – INCOME TAXES

Income tax expense increased by $0.9 million to $2.3 million for the three months ended June 28, 2014 from $1.4 million for the three months ended June 29, 2013. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate decreased by 1.2 percentage points to 26.2% for the three months ended June 28, 2014 from 27.4% in the prior year period. The Company’s effective tax rate slightly declined primarily due to a geographical mix shift in pretax income, with a larger portion of income derived from Europe/Africa during the three months ended June 28, 2014. Income tax expense increased by $1.7 million to $4.1 million for the six months ended June 28, 2014 from $2.4 million for the six months ended June 29, 2013. This change was primarily due to an increase in pretax income. The Company’s effective tax rate increased by 4.0 percentage points to 26.6% for the six months ended June 28, 2014 from 22.6% for the same period in the prior year, primarily driven by a discrete tax benefit of 4.0% recognized in the prior year related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Americas Region
Net sales to external customers	$32,917	$28,380	$62,511	$54,489
Depreciation and amortization	1,010	984	2,015	2,076
Operating income	1,452	1,287	1,374	279
Long-lived assets	25,670	21,501	25,670	21,501
Capital expenditures	1,998	439	3,127	761
Total assets	209,928	187,081	209,928	187,081

Europe/Africa Region
Net sales to external customers	$28,931	$23,207	$52,767	$45,107
Depreciation and amortization	527	462	1,038	930
Operating income (loss)	2,051	(160)	4,165	1,789
Long-lived assets	17,352	16,286	17,352	16,286
Capital expenditures	415	289	1,113	532
Total assets	122,381	102,675	122,381	102,675

Asia Pacific Region
Net sales to external customers	$20,212	$16,742	$40,156	$34,103
Depreciation and amortization	331	290	662	563
Operating income	4,906	4,359	9,830	9,120
Long-lived assets	2,569	2,417	2,569	2,417
Capital expenditures	244	345	315	442
Total assets	74,576	64,150	74,576	64,150

Totals
Net sales to external customers	$82,060	$68,329	$155,434	$133,699
Depreciation and amortization	1,868	1,736	3,715	3,569
Operating income	8,409	5,486	15,369	11,188
Long-lived assets	45,591	40,204	45,591	40,204
Capital expenditures	2,657	1,073	4,555	1,735
Total assets	406,885	353,906	406,885	353,906

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total sales in any of the periods presented above.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Leases —The Company is a party to leases arising in the normal course of business that expire on or before 2024. Total obligations under these leases are approximately $6.0 million for 2014.

Purchase Commitments —The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 28, 2014, the Company does not have any long-term commitments for purchases.

Legal Proceedings — The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE R – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended (“Loan Agreement”), bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. The term of the Loan Agreement expires on March 31, 2015. The Company has not drawn on this line of credit. In March 2014, the Company entered into a letter of credit for $2.25 million which reduced the total borrowing capacity under the line of credit by that amount. As of June 28, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

NOTE S – SUBSEQUENT EVENT

On July 29, 2014, the Company acquired the assets of The CAD Zone, Inc., a software business located in Beaverton, Oregon specializing in the law enforcement accident and crime scene reconstruction market, with annualized revenue of approximately $1.0 million. This acquisition supports the Company’s long-term strategy to expand its presence in key markets, such as law enforcement forensics, which complement the Company’s existing product lines. The results of The CAD Zone, Inc. operations were not included in the Company’s consolidated financial statement for the three and six months ended June 28, 2014.

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

FARO Technologies, Inc. (“FARO”, the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products less competitive or obsolete;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products, which are difficult to quantify and predict;

•	the Company’s inability to protect its patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors, including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (xix) adverse changes in the manufacturing industry and general economic conditions, and (xx) compliance with government regulations including health, safety and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

•	the impact of disruption, delays or deficiencies in the design or implementation of the Company’s new global enterprise resource planning system;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, 3-D measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus 3D , the FARO 3D Imager AMP and their companion CAM2® software, provide for Computer-Aided Design, or CAD-based inspection and/or factory-level statistical process control, and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement.

As of June 28, 2014, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombadier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies.

The Company derives revenues primarily from the sale of its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker Vantage™ and FARO Focus 3D measurement equipment, and their related multi-faceted software. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells extended warranties, training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis and revenue from training and technology services when the services are provided. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company manufactures its FaroArm, FARO Gage, FARO 3D Imager AMP and FARO Laser Tracker Vantage products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia Pacific region. The Company manufactures its FARO Focus 3D products in its facility located in Stuttgart, Germany. The Company is relocating its manufacturing facilities in Kennett Square, Pennsylvania to a larger facility in Exton, Pennsylvania. The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2014.

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

In the six months ended June 28, 2014, 40.2% of the Company’s sales were in the Americas compared with 40.7% in the first of six months of 2013, 34.0% were in the Europe/Africa region compared with 33.7% in the first six months of 2013, and 25.8% were in the Asia/Pacific region compared with 25.6% in the comparable prior year period. In the second quarter of 2014, new order bookings increased $17.2 million, or 25.7%, to $83.9 million from $66.7 million in the prior year period. New orders in the second quarter of 2014 increased $6.8 million, or 24.7%, in the Americas to $34.3 million from $27.5 million in the prior year period. New orders in the second quarter of 2014 increased $8.7 million, or 40.0%, to $30.4 million in Europe/Africa from $21.7 million in the second quarter of 2013. In Asia/Pacific, new orders in the second quarter of 2014 increased $1.7 million, or 9.7%, to $19.2 million from $17.5 million in the second quarter of 2013. The Company sells the majority of its products through a direct sales force. During the second quarter and year-to-date period of 2014, sales through the Company’s distributor channel accounted for 10.2% and 9.1%, respectively, of total sales compared with 7.6% and 9.2% of total sales, respectively during the second quarter and year-to-date period of 2013.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on inter-company accounts reflected in the Company’s consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2013 or the six months ended June 28, 2014.

The Company has been profitable for 18 consecutive quarters. The Company incurred a net loss in the year ended December 31, 2009, primarily as a result of a decrease in product sales. The Company attributed the decrease in product sales principally to the decline of the global economy. Prior to 2009, the Company had a history of sales and earnings growth and 26 consecutive profitable quarters through December 31, 2008. Its historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

Three Months Ended June 28, 2014 Compared to the Three Months Ended June 29, 2013

Sales increased by $13.8 million, or 20.1%, to $82.1 million in the three months ended June 28, 2014 from $68.3 million for the three months ended June 29, 2013. The Company’s sales growth was primarily driven by strong year-over-year sales performance in the laser scanner product line, especially in the Americas and Europe/Africa regions. Product sales increased by $12.2 million, or 22.1%, to $67.4 million for the three months ended June 28, 2014 from $55.2 million for the second quarter of 2013. Service revenue increased by $1.6 million, or 11.6%, to $14.7 million for the three months ended June 28, 2014 from $13.1 million in the same period during the prior year, primarily due to an increase in warranty revenue. For the three months ended June 28, 2014, the Company recognized a positive foreign currency impact on sales of $0.7 million, compared with a negative $0.6 million impact on the same period of 2013.

Sales in the Americas region increased by $4.5 million, or 16.0%, to $32.9 million for the three months ended June 28, 2014 from $28.4 million in the three months ended June 29, 2013. Product sales in the Americas region increased by $4.2 million, or 18.6%, to $26.7 million for the three months ended June 28, 2014 from $22.5 million in the second quarter of the prior year. Service revenue in the Americas region increased by $0.3 million, or 5.9%, to $6.2 million for the three months ended June 28, 2014 from $5.9 million in the same period of 2013, primarily due to a slight increase in customer service and warranty revenue.

Sales in the Europe/Africa region increased by $5.7 million, or 24.7%, to $28.9 million for the three months ended June 28, 2014 from $23.2 million in the three months ended June 29, 2013. Product sales in the Europe/Africa region increased by $4.8 million, or 26.0%, to $23.0 million for the three months ended June 28, 2014 from $18.2 million in the second quarter of the prior year. Service revenue in the Europe/Africa region increased by $0.9 million, or 19.6%, to $5.9 million for the three months ended June 28, 2014 from $5.0 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $3.5 million, or 20.7%, to $20.2 million for the three months ended June 28, 2014 from $16.7 million in the three months ended June 29, 2013. Product sales in the Asia/Pacific region increased by $3.2 million, or 22.6%, to $17.7 million for the three months ended June 28, 2014 from $14.5 million in the second quarter of the prior year. Service revenue in the Asia/Pacific region increased by $0.2 million, or 8.8%, to $2.5 million for the three months ended June 28, 2014 from $2.3 million in the same period during the prior year, primarily due to a slight increase in training and warranty revenue.

Gross profit increased by $8.6 million, or 23.3%, to $45.5 million for the three months ended June 28, 2014 from $36.9 million for the three months ended June 29, 2013. Gross margin increased to 55.5% for the three months ended June 28, 2014 from 54.0% for the three months ended June 29, 2013. Gross margin from product revenue increased by 2.3 percentage points to 60.8% in the three months ended June 28, 2014 from 58.5% for the three months ended June 29, 2013 primarily as a result of higher profitability in our metrology products and manufacturing efficiencies both being in Europe/Africa. Gross profit from service revenues was $4.5 million and $4.7 million for the three months ended June 28, 2014 and June 29, 2013, respectively.

Selling and marketing expenses increased by $3.0 million, or 17.9%, to $19.7 million for the three months ended June 28, 2014 from $16.7 million for three months ended June 29, 2013. The increase in selling and marketing expenses was primarily due to higher compensation costs of $2.2 million, and an increase in advertising costs of $0.5 million. The increase in compensation costs was driven by higher commissions reflecting the increase in sales volume in the period, as well as an increase in headcount.

Worldwide sales and marketing headcount increased by 56, or 13.6%, to 469 at June 28, 2014 from 413 at June 29, 2013. Regionally, the Company’s sales and marketing headcount increased by 21, or 16.4%, to 149 from 128 for the Americas; increased by 19, or 14.3%, in Europe/Africa to 152 from 133; and increased by 16, or 10.5%, in Asia/Pacific to 168 from 152.

As a percentage of sales, selling and marketing expenses decreased to 24.0% in the three months ended June 28, 2014 from 24.5% in the three months ended June 29, 2013. Regionally, selling and marketing expenses were 20.4% of sales in the Americas for the quarter, compared to 20.8% of sales in the second quarter of 2013; 29.7% of sales for Europe/Africa for the quarter compared to 30.7% of sales from the same period in the prior year; and 21.8% of sales for Asia/Pacific for the quarter compared with 22.1% of sales in the same period of the prior year.

General and administrative expenses increased by $1.1 million, or 13.3%, to $8.9 million for the three months ended June 28, 2014 from $7.8 million for the three months ended June 29, 2013, primarily due to an increase in compensation expense reflecting higher headcount and slightly higher professional fees related to the Company’s strategic planning initiatives. As a percentage of sales, general and administrative expenses decreased to 10.8% of sales in the three months ended June 28, 2014 from 11.5% in the same period of 2013.

Depreciation and amortization expense increased by $0.2 million, or 7.6%, to $1.9 million for the three months ended June 28, 2014 from $1.7 million for the three months ended June 29, 2013.

Research and development expenses increased by $1.5 million, or 29.0%, to $6.7 million for the three months ended June 28, 2014 from $5.2 million for the three months ended June 29, 2013 due to an increase in compensation expenses reflecting higher headcount as the Company continues to increase its investment in research and development. As a percentage of sales, research and development increased to 8.1% for the three months ended June 28, 2014 from 7.6% for the three months ended June 29, 2013.

Other (income) expense, net changed by $0.7 million to $0.2 million of income for the three months ended June 28, 2014, from $0.5 million of expense for the three months ended June 29, 2013, reflecting the favorable impact from changes in foreign exchange rates related to the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense increased by $0.9 million to $2.3 million for the three months ended June 28, 2014 from $1.4 million for the three months ended June 29, 2013. This increase was primarily due to an increase in pretax income. The Company’s effective tax rate decreased by 1.2 percentage points to 26.2% for the three months ended June 28, 2014 from 27.4% in the prior year period. The Company’s effective tax rate slightly declined primarily due to a geographical mix shift in pretax income, with a larger portion of income derived from Europe/Africa during the three months ended June 28, 2014. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $2.7 million to $6.3 million for the three months ended June 28, 2014 from $3.6 million for the three months ended June 29, 2013 as a result of the factors described above. Foreign exchange rates had a negative impact on net income of $0.1 million for both the three months ended June 28, 2014 and June 29, 2013.

Six Months Ended June 28, 2014 Compared to the Six Months Ended June 29, 2013

Total sales increased by $21.7 million, or 16.3%, to $155.4 million in the six months ended June 28, 2014 from $133.7 million for the six months ended June 29, 2013, reflecting higher product sales. Product sales increased by $19.5 million, or 18.2%, to $127.2 million for the six months ended June 28, 2014 from $107.7 million for the six months ended June 29, 2013. The Company’s sales growth is primarily driven by strong year over year increases in the laser scanner product line within the Americas region and a higher volume of sales in metrology within the Asia/Pacific region. Service revenue increased by $2.2 million, or 8.4%, to $28.2 million for the six months ended June 28, 2014 from $26.0 million in the same period during the prior year due to an increase in customer service and warranty revenue. For the six months ended June 28, 2014, the Company recognized a positive foreign currency impact on sales of $0.2 million, compared with a negative $1.6 million impact on the same period of 2013.

Sales in the Americas region increased by $8.0 million, or 14.7%, to $62.5 million for the six months ended June 28, 2014 from $54.5 million in the six months ended June 29, 2013. Product sales in the Americas region increased by $7.8 million, or 18.0%, to $50.6 million for the six months ended June 28, 2014 from $42.8 million in the prior year period. Service revenue in the Americas region increased by $0.2 million, or 2.6%, to $11.9 million for the six months ended June 28, 2014 from $11.7 million in the same period during the prior year due primarily to an increase in customer service revenue.

Sales in the Europe/Africa region increased by $7.7 million, or 17.0%, to $52.8 million for the six months ended June 28, 2014 from $45.1 million in the six months ended June 29, 2013. Product sales in the Europe/Africa region increased by $5.9 million, or 16.6%, to $41.2 million for the six months ended June 28, 2014 from $35.3 million in the prior year period. Service revenue in the Europe/Africa region increased by $1.8 million, or 18.3%, to $11.6 million for the six months ended June 28, 2014 from $9.8 million in the same period during the prior year due primarily to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $6.1 million, or 17.8%, to $40.2 million for the six months ended June 28, 2014 from $34.1 million in the six months ended June 29, 2013. Product sales in the Asia/Pacific region increased by $6.0 million, or 20.2%, to $35.5 million for the six months ended June 28, 2014 from $29.5 million in the prior year period. Service revenue in the Asia/Pacific region increased by $0.1 million, or 2.0%, to $4.7 million for the six months ended June 28, 2014 from $4.6 million in the same period during the prior year due primarily to an increase in training revenue.

Gross profit increased by $11.8 million, or 16.1%, to $85.6 million for the six months ended June 28, 2014 from $73.8 million for the six months ended June 29, 2013. Gross margin of 55.1% for the six months ended June 28, 2014 was slightly lower compared with gross margin of 55.2% for the same period last year. Gross margin from service revenues decreased to 35.2% in the six months ended June 28, 2014 from 39.8% for the six months ended June 29, 2013, due to higher warranty and service costs incurred.

Selling and marketing expenses increased by $3.7 million, or 11.3%, to $37.1 million for the six months ended June 28, 2014 from $33.4 million for the six months ended June 29, 2013. This increase was primarily due to an increase in compensation expense reflecting higher commission on the increased sales volume, as well as a higher headcount. Also contributing to the increase was $0.5 million in higher advertising expense and higher travel costs of $0.3 million.

As a percentage of sales, selling and marketing expenses decreased to 23.9% of sales in the six months ended June 28, 2014 from 25.0% in the six months ended June 29, 2013. Regionally, selling and marketing expenses were 20.7% of sales in the Americas for the six months ended June 28, 2014 compared to 21.2% of sales in the prior year period; 29.1% of sales for Europe/Africa for the six months ended June 28, 2014 compared to 30.6% of sales from the same period in the prior year; and 22.0% of sales for the six months ended June 28, 2014 compared to 23.6% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $2.0 million, or 12.6%, to $17.3 million for the six months ended June 28, 2014 from $15.3 million for the six months ended June 29, 2013, primarily due to an increase in compensation expense of $1.4 million and higher professional fees of $0.8 million, partially offset by lower bad debt expense of $0.2 million, reflecting improved collections.

Depreciation and amortization expenses increased by $0.1 million, or 4.1%, to $3.7 million for the six months ended June 28, 2014 from $3.6 million for the six months ended June 29, 2013.

Research and development expenses increased by $1.8 million, or 17.5%, to $12.1 million for the six months ended June 28, 2014 from $10.3 million for the six months ended June 29, 2013 due to an increase in compensation expenses reflecting a higher headcount as the Company continues to increase its investment in research and development. As a percentage of sales, research and development increased slightly to 7.8% for the six months ended June 28, 2014 from 7.7% for same period of 2013.

Other (income) expense, changed by $0.6 million to $0.0 million for the six months ended June 28, 2014 from $0.6 million of expense for the six months ended June 29, 2013 resulting from favorable foreign exchange rates in 2014 compared with last year.

Income tax expense increased by $1.7 million to $4.1 million for the six months ended June 28, 2014 from $2.4 million for the six months ended June 29, 2013. This change was primarily due to an increase in pretax income. The Company’s effective tax rate increased by 4.0 percentage points to 26.6% for the six months ended June 28, 2014 from 22.6% for the same period in the prior year, primarily driven by a discrete tax benefit of 4.0% recognized in the prior year related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $3.1 million to $11.3 million for the six months ended June 28, 2014 from $8.2 million for the six months ended June 29, 2013 as a result of the factors described above. Foreign exchange rates had no impact on net income for the six months ended June 28, 2014, compared with a negative impact of $0.1 million in the same period of 2013.

Liquidity and Capital Resources

Cash and cash equivalents increased by $5.2 million to $129.8 million at June 28, 2014, from $124.6 million at December 31, 2013. The increase was primarily attributable to net income and non-cash expenses of $16.3 million and $1.7 million in proceeds from stock option exercises, partially offset by an increase in inventory to support sales growth, and $4.6 million in purchases of property and equipment during the six months ended June 28, 2014.

The Company is relocating its manufacturing facilities in Kennett Square, Pennsylvania to a larger leased facility in Exton, Pennsylvania. The Company expects to capitalize $7.4 million in leasehold improvements, mainly in the second half of the year, and expects to complete construction in the fourth quarter of 2014.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended (“Loan Agreement”), bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. The term of the Loan Agreement expires on March 31, 2015. In March 2014, the Company entered into a letter of credit for $2.25 million which reduced the total borrowing capacity under the line of credit by that amount. As of June 28, 2014, the Company was in compliance with all of its covenants under the Loan Agreement.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

The Company has no off balance sheet arrangements, except for those already discussed within “Liquidity and Capital Resources”.

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

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Accounting Standards Codificataion 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the six months ended June 28, 2014 or the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Rate Exposure

The Company conducts a significant portion of its business outside the United States. As of June 28, 2014, 63.6% of its revenues were invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease). The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in the six months ended June 28, 2014.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of June 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC, before deciding to invest in, or retain, shares of the Company’s common stock. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2013 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business. As of June 28, 2014, there were no material changes in the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except for the risk listed below.

Implementation of new global management information system may negatively impact the Company

The Company is in the process of implementing a new global enterprise resource planning system across its significant operating locations, which it expects to accomplish in phases over the next year, beginning in the fourth quarter of 2014. The implementation of a new management information system involves risks and uncertainties inherent in the conversion of a new computer system, including loss of information and potential disruption to the Company’s business. Any disruptions, delays or deficiencies in the design or implementation of the new system could adversely affect the Company’s business, result of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company Under its Share Repurchase Program

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no share repurchases during the three month period ended June 28, 2014 under this program or otherwise. As of June 28, 2014, the Company had $21.1 million available for repurchase under this share repurchase program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	FARO Technologies, Inc. 2014 Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2014, and incorporated herein by reference)

10.2	First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc. dated as of May 14, 2014 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc. (Registrant)

Date: July 29, 2014	By:	/s/ Peter G. Abram
Peter G. Abram
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)