Form 10-Q
period 2014-09-27
FARO TECHNOLOGIES INC
filed 2014-10-28
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

There were 17,274,698 shares of the registrant’s common stock outstanding as of October 23, 2014.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 27, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 27, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$116,910	$124,630
Short-term investments	64,996	64,994
Accounts receivable, net	68,939	66,309
Inventories, net	56,482	48,940
Deferred income taxes, net	5,883	4,601
Prepaid expenses and other current assets	15,901	14,645

Total current assets	329,111	324,119

Property and equipment:
Machinery and equipment	41,115	36,924
Furniture and fixtures	6,928	6,888
Leasehold improvements	15,482	11,765

Property and equipment at cost	63,525	55,577
Less: accumulated depreciation and amortization	(41,756)	(39,126)

Property and equipment, net	21,769	16,451

Goodwill	19,579	19,358
Intangible assets, net	8,834	8,112
Service inventory	21,589	19,033
Deferred income taxes, net	8,845	4,423

Total assets	$409,727	$391,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,853	$14,881
Accrued liabilities	23,434	20,133
Income taxes payable	418	1,690
Current portion of unearned service revenues	22,464	21,331
Customer deposits	1,223	2,910
Current portion of obligations under capital leases	8	8

Total current liabilities	57,400	60,953
Unearned service revenues - less current portion	13,635	13,414
Deferred income tax liability	1,203	1,171
Obligations under capital leases - less current portion	2	8
Other long-term liabilities	481	—

Total liabilities	72,721	75,546

Commitments and contingencies - See Note P

Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 17,954,933 and 17,868,372 issued; 17,274,698 and 17,188,137 outstanding, respectively	18	18
Additional paid-in capital	198,202	191,874
Retained earnings	148,394	125,867
Accumulated other comprehensive income	(533)	7,266
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	337,006	315,950

Total liabilities and shareholders’ equity	$409,727	$391,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
SALES
Product	$67,581	$55,014	$194,785	$162,670
Service	14,658	13,176	42,888	39,219

Total sales	82,239	68,190	237,673	201,889

COST OF SALES
Product	26,640	21,372	78,185	65,632
Service	9,558	7,997	27,847	23,685

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	36,198	29,369	106,032	89,317

GROSS PROFIT	46,041	38,821	131,641	112,572

OPERATING EXPENSES
Selling and marketing	19,059	16,366	56,207	49,732
General and administrative	8,832	7,275	26,112	22,616
Depreciation and amortization	1,805	1,699	5,520	5,268
Research and development	7,352	5,884	19,440	16,171

Total operating expenses	37,048	31,224	107,279	93,787

INCOME FROM OPERATIONS	8,993	7,597	24,362	18,785

OTHER (INCOME) EXPENSE, net
Interest income	(28)	(19)	(67)	(54)
Other (income) expense, net	(89)	809	(78)	1,428
Interest expense	5	2	6	3

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	9,105	6,805	24,501	17,408

INCOME TAX (BENEFIT) EXPENSE	(2,118)	1,763	1,974	4,161

NET INCOME	$11,223	$5,042	$22,527	$13,247

NET INCOME PER SHARE - BASIC	$0.65	$0.29	$1.31	$0.78

NET INCOME PER SHARE - DILUTED	$0.64	$0.29	$1.29	$0.77

Weighted average shares - Basic	17,258,029	17,095,066	17,233,879	17,053,223

Weighted average shares - Diluted	17,410,391	17,185,380	17,396,788	17,191,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$11,223	$5,042	$22,527	$13,247
Currency translation adjustments, net of tax	(7,817)	3,558	(7,799)	597

Comprehensive income	$3,406	$8,600	$14,728	$13,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$22,527	$13,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,520	5,268
Compensation for stock options and restricted stock units	3,669	3,237
(Net recovery of) provision for bad debts	(272)	426
Deferred income tax (benefit) expense	(5,804)	996
Income tax benefit from exercise of stock options	(137)	(814)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,392)	8,951
Inventories, net	(12,965)	620
Prepaid expenses and other current assets	(1,881)	(3,365)
(Decrease) increase in:
Accounts payable and accrued liabilities	(805)	(925)
Income taxes payable	(1,151)	(3,700)
Customer deposits	(1,659)	(258)
Unearned service revenues	2,827	512

Net cash provided by operating activities	4,477	24,195

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,306)	(1,883)
Payments for intangible assets	(1,080)	(1,787)
Purchase of business acquired	(1,000)	—

Net cash used in investing activities	(12,386)	(3,670)

FINANCING ACTIVITIES:
Payments on capital leases	(6)	(76)
Income tax benefit from exercise of stock options	137	814
Proceeds from issuance of stock, net	2,522	3,267

Net cash provided by financing activities	2,653	4,005

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,464)	(858)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,720)	23,672

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	124,630	93,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,910	$116,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2014 and September 28, 2013

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE A – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) designs, develops, manufactures, markets and supports portable, software driven, three-dimensional measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus 3D, the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company uses the acronym “CAM2” for this process, which stands for computer-aided measurement. Primary markets for the Company’s products include automotive, aerospace, heavy equipment, universities and law enforcement agencies. The Company sells the majority of its products through a direct sales force located in many of the world’s largest industrialized countries.

NOTE B – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income.

NOTE C – BASIS OF PRESENTATION

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months and nine months ended September 27, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

The information included in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the accompanying condensed notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying December 31, 2013 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

NOTE D – RECLASSIFICATIONS

From time to time the Company may reclassify certain amounts to conform to the current period presentation.

NOTE E – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

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

The Company used the following assumptions for the Black-Scholes option-pricing model to determine the fair value of options granted during the nine months ended September 27, 2014 and September 28, 2013:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Risk-free interest rate	0.95% - 1.32%	0.55% - 1.03%
Expected dividend yield	0%	0%
Expected option life	3 - 4 years	4 years
Expected volatility	42.5% - 45.4%	46.1% - 48.4%
Weighted-average expected volatility	42.6%	48.2%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices for the nine months ended September 27, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 27, 2014
Outstanding at January 1, 2014	814,291	$39.56
Granted	242,386	57.07
Forfeited	(28,209)	46.05
Exercised	(72,092)	34.95

Outstanding at September 27, 2014	956,376	$44.01	4.5	$10,167

Options exercisable at September 27, 2014	499,833	$36.72	3.2	$8,560

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 27, 2014 and September 28, 2013 was $19.48 and $14.41 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 27, 2014 and September 28, 2013 was $0.6 million and $0.1 million, respectively. For the year-to-date periods ended September 27, 2014 and September 28, 2013, the total intrinsic value of stock options exercised totaled $1.5 million and $2.1 million, respectively. The fair value of stock options vested was $0.0 million in both the three months ended September 27, 2014 and September 28, 2013, and was $3.6 million and $3.2 million in the respective year-to-date periods.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 27, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	31,448	$41.39
Granted	13,706	43.43
Forfeited	—	—
Vested	(17,271)	37.51

Non-vested at September 27, 2014	27,883	$44.80

The Company recorded total share-based compensation expense of $1.2 million and $1.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $3.7 million and $3.3 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

As of September 27, 2014, there was $6.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.

NOTE G – CASH AND CASH EQUIVALENTS

The Company considers cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE H – SHORT TERM INVESTMENTS

Short-term investments at September 27, 2014 and December 31, 2013 included U.S. Treasury Bills totaling $65.0 million that mature through March 19, 2015. The weighted average interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at September 27, 2014 and December 31, 2013 approximated cost.

NOTE I – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of September 27, 2014	As of December 31, 2013
Accounts receivable	$71,710	$69,995
Allowance for doubtful accounts	(2,771)	(3,686)

Total	$68,939	$66,309

NOTE J – INVENTORIES

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

Inventories consist of the following:

	As of September 27, 2014	As of December 31, 2013
Raw materials	$23,787	$23,692
Finished goods	13,543	7,176
Sales demonstration inventory	21,845	19,545
Reserve for excess and obsolete	(2,693)	(1,473)

Inventories	$56,482	$48,940

Service inventory	$21,589	$19,033

NOTE K – EARNINGS PER SHARE

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	September 27, 2014		September 28, 2013
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,258,029	$0.65	17,095,066	$0.29
Effect of dilutive securities	152,362	(0.01)	90,314	—

Diluted EPS	17,410,391	$0.64	17,185,380	$0.29

Securities excluded from the determination of weighted average shares for the calculation of diluted EPS, as they were antidilutive	412,895		463,716

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,233,879	$1.31	17,053,223	$0.78
Effect of dilutive securities	162,909	(0.02)	138,184	(0.01)

Diluted EPS	17,396,788	$1.29	17,191,407	$0.77

Securities excluded from the determination of weighted average shares for the calculation of diluted EPS, as they were antidilutive	414,395		448,150

NOTE L – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of September 27, 2014	As of December 31, 2013
Accrued compensation and benefits	$14,630	$11,591
Accrued warranties	2,457	2,364
Professional and legal fees	1,979	1,203
Other accrued liabilities	4,368	4,975

	$23,434	$20,133

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Beginning Balance	$2,364	$2,359
Provision for warranty expense	2,697	2,639
Warranty expired	(2,604)	(2,571)

Ending Balance	$2,457	$2,427

NOTE M – INCOME TAXES

Income tax expense decreased by $3.9 million to an income tax benefit of $2.1 million for the three months ended September 27, 2014 compared with an income tax expense of $1.8 million for the three months ended September 28, 2013. In the three months ended September 27, 2014 the Company recorded a discrete tax benefit of $4.5 million due to the reversal of a valuation allowance originally established against net operating losses in certain foreign subsidiaries. These foreign subsidiaries established a pattern of profitability, which resulted in the Company concluding during the three months ended September 27, 2014 that the valuation allowance should be reversed. The Company’s effective tax rate for the three months ended September 27, 2014 was (23.3)% compared with 25.9% for the comparable period of 2013, primarily due to the discrete benefit recorded in the quarter.

Income tax expense decreased by $2.2 million to $2.0 million for the nine months ended September 27, 2014 from $4.2 million for the nine months ended September 28, 2013. The Company’s effective tax rate decreased by 15.8 percentage points to 8.1% for the nine months ended September 27, 2014 from 23.9% for the same period in the prior year. The decline was driven by the discrete tax benefit of $4.5 million recorded in the three months ended September 27, 2014. This was partially offset by higher expense on higher pretax income and a discrete tax benefit of 2.4% recognized in the prior year period related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States in part as a result of favorable tax rates in foreign jurisdictions.

NOTE N – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information about the Company’s reportable segments:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Americas Region
Net sales to external customers	$35,112	$29,817	$97,623	$84,306
Depreciation and amortization	988	959	3,003	3,035
Operating income	1,966	1,789	3,340	2,068
Long-lived assets	31,228	22,060	31,228	22,060
Capital expenditures	4,651	554	7,778	1,315
Total assets	214,101	193,157	214,101	193,157

Europe/Africa Region
Net sales to external customers	$26,046	$21,516	$78,813	$66,623
Depreciation and amortization	490	477	1,528	1,407
Operating income	864	1,184	5,029	2,973
Long-lived assets	16,482	16,852	16,482	16,852
Capital expenditures	834	398	1,947	930
Total assets	117,824	107,518	117,824	107,518

Asia Pacific Region
Net sales to external customers	$21,081	$16,857	$61,237	$50,960
Depreciation and amortization	327	263	989	826
Operating income	6,163	4,624	15,993	13,744
Long-lived assets	2,472	2,519	2,472	2,519
Capital expenditures	266	266	581	708
Total assets	77,802	65,979	77,802	65,979

Totals
Net sales to external customers	$82,239	$68,190	$237,673	$201,889
Depreciation and amortization	1,805	1,699	5,520	5,268
Operating income	8,993	7,597	24,362	18,785
Long-lived assets	50,182	41,431	50,182	41,431
Capital expenditures	5,751	1,218	10,306	2,953
Total assets	409,727	366,654	409,727	366,654

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total sales in any of the periods presented above.

NOTE P – COMMITMENTS AND CONTINGENCIES

Leases — The Company is a party to leases arising in the normal course of business that expire on or before 2026. Total obligations under these leases are approximately $6.0 million for 2014.

Purchase Commitments — The Company enters into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of September 27, 2014, the Company does not have any long-term commitments for purchases.

Legal Proceedings — The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE Q – LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended (“Loan Agreement”), bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. The term of the Loan Agreement expires on March 31, 2015. The Company has not drawn on this line of credit. In March 2014, the Company entered into a letter of credit for $2.25 million which reduced the total borrowing capacity under the line of credit by that amount. The $2.25 million letter of credit expired in August 2014 and was not renewed. As of September 27, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

FARO Technologies, Inc. (“FARO”, the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	the Company’s ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of the Company’s products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of the Company’s plants to meet its manufacturing requirements;

•	the magnitude of capitalized leasehold improvements in connection the Company’s relocation of its manufacturing facilities in Kennett Square, Pennsylvania;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the Company’s ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company does not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where the Company operates;

•	the Company’s inability to further penetrate its customer base and target markets;

•	development by others of new or improved products, processes or technologies that make the Company’s products less competitive or obsolete;

•	the Company’s inability to maintain its technological advantage by developing new products and enhancing its existing products;

•	the Company’s inability to successfully identify and acquire target companies or achieve expected benefits from acquisitions that are consummated;

•	the cyclical nature of the industries of the Company’s customers and material adverse changes in its customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for the Company’s products, which are difficult to quantify and predict;

•	the Company’s inability to protect its patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors, including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (iv) raw material price fluctuations, (v) expansion of the Company’s manufacturing capability and other inflationary pressures, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in expanding its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) investments in potential acquisitions or strategic sales, product or other initiatives, (xviii) adverse changes in the manufacturing industry and general economic conditions, and (xix) compliance with government regulations including health, safety and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

•	the impact of disruption, delays or deficiencies in the design or implementation of the Company’s new global enterprise resource planning system;

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

Overview

The Company designs, develops, manufactures, markets and supports portable, software driven, three-dimensional measurement and imaging systems that are used in a broad range of manufacturing, industrial, building construction and forensic applications. The Company’s FaroArm®, FARO Laser ScanArm® and FARO Gage articulated measuring devices, the FARO Laser Tracker Vantage™, the FARO Focus 3D, the FARO 3D Imager AMP, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process.

As of September 27, 2014, the Company’s products have been purchased by approximately 15,000 customers worldwide, ranging from small machine shops to such large manufacturing and industrial companies as Audi, Bell Helicopter, Bombardier, Boeing, British Aerospace, Caterpillar, Daimler AG, Ford, General Electric, General Motors, Honda, Johnson Controls, Komatsu America International, Lockheed Martin, NASA, Nissan, Northrup Grumman, Siemens and Volkswagen, among many others, as well as universities and law enforcement agencies.

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

Total sales by region for the nine months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

	Nine Months Ended
	September 27, 2014	% of Total	September 28, 2013	% of Total
Americas	$97,623	41%	$84,306	42%
Europe/Africa	78,813	33%	66,623	33%
Asia Pacific	61,237	26%	50,960	25%

Total sales	$237,673		$201,889

New order bookings by region for the nine months ended September 27, 2014 and September 28, 2013, were as follows (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013	% Change
Americas	$96,323	$80,581	20%
Europe/Africa	79,017	63,463	25%
Asia Pacific	56,445	49,763	13%

Total new orders	$231,785	$193,807	20%

The Company sells the majority of its products through a direct sales force. During the nine months ended September 27, 2014 and September 28, 2013, sales through the Company’s distributor channel accounted for 10.2% and 8.4% of total sales, respectively.

The Company accounts for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction and eliminates all intercompany profit as appropriate; therefore, fluctuations in exchange rates may have an impact on intercompany accounts reflected in the Company’s condensed consolidated financial statements. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Foreign Exchange Exposure below). However, it does not regularly use such instruments, and none were utilized in 2013 or the nine months ended September 27, 2014.

Over the last decade, the Company has been profitable and achieved continued sales growth, with the exception of a loss in 2009, primarily reflecting the decline of the global economy that year. The Company’s historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm and FARO Focus3D, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

Three Months Ended September 27, 2014 Compared to the Three Months Ended September 28, 2013

Sales increased by $14.0 million, or 20.6%, to $82.2 million in the three months ended September 27, 2014 from $68.2 million for the three months ended September 28, 2013. The Company’s sales growth was primarily driven by strong year-over-year sales performance in the laser scanner product line across all geographical regions. Product sales increased by $12.6 million, or 22.8%, to $67.6 million for the three months ended September 27, 2014 from $55.0 million for the third quarter of 2013, reflecting the higher laser scanner sales. Service revenue increased by $1.4 million, or 11.2%, to $14.6 million for the three months ended September 27, 2014 from $13.2 million in the same period during the prior year, primarily due to an increase in customer service and warranty revenue. For the three months ended September 27, 2014, the Company recognized a negative foreign currency impact on sales of $0.8 million.

Sales in the Americas region increased by $5.3 million, or 17.8%, to $35.1 million for the three months ended September 27, 2014 from $29.8 million in the three months ended September 28, 2013. Product sales in the Americas region increased by $4.7 million, or 19.4%, to $28.9 million for the three months ended September 27, 2014 from $24.2 million in the third quarter of the prior year, primarily driven by a large increase in laser scanner sales. Service revenue in the Americas region increased by $0.6 million, or 10.6%, to $6.2 million for the three months ended September 27, 2014 from $5.6 million in the same period of 2013, primarily due to an increase in customer service and warranty revenue.

Sales in the Europe/Africa region increased by $4.5 million, or 21.1%, to $26.0 million for the three months ended September 27, 2014 from $21.5 million in the three months ended September 28, 2013. Product sales in the Europe/Africa region increased by $3.8 million, or 23.2%, to $20.2 million for the three months ended September 27, 2014 from $16.4 million in the third quarter of the prior year, primarily due to higher laser scanner sales. Service revenue in the Europe/Africa region increased by $0.7 million, or 14.1%, to $5.8 million for the three months ended September 27, 2014 from $5.1 million in the same period during the prior year, primarily due to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $4.2 million, or 25.1%, to $21.1 million for the three months ended September 27, 2014 from $16.9 million in the three months ended September 28, 2013. Product sales in the Asia/Pacific region increased by $4.1 million, or 28.1%, to $18.5 million for the three months ended September 27, 2014 from $14.4 million in the third quarter of the prior year, primarily due to a significant increase in laser scanner sales and strong increase in metrology sales. Service revenue in the Asia/Pacific region increased by $0.1 million, or 6.9%, to $2.6 million for the three months ended September 27, 2014 from $2.5 million in the same period during the prior year, primarily due to a slight increase in customer service and warranty revenue.

Gross profit increased by $7.2 million, or 18.6%, to $46.0 million for the three months ended September 27, 2014 from $38.8 million for the three months ended September 28, 2013, driven by the increase in sales. Gross margin, however, decreased to 56.0% for the three months ended September 27, 2014 from 56.9% for the three months ended September 28, 2013. Gross margin from product revenue decreased by 0.6 percentage points to 60.6% in the three months ended September 27, 2014 from 61.2% for the three months ended September 28, 2013 primarily as a result of strong year-over-year sales performance in the laser scanner product line, which produces a lower margin compared to our metrology product line. Gross profit from service revenues was $5.1 million and $5.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Service margins decreased 4.5 percentage points to 34.8% for the three months ended September 27, 2014 from 39.3% for the same period of 2013. The decrease in gross margin year-over-year was primarily due to an increase in headcount in customer service to support the growth in our product sales.

Selling and marketing expenses increased by $2.7 million, or 16.5%, to $19.1 million for the three months ended September 27, 2014 from $16.4 million for three months ended September 28, 2013. The increase in selling and marketing expenses was primarily due to higher compensation costs of $1.9 million, travel costs of $0.4 million, and advertising costs of $0.3 million. The increase in compensation costs was driven by higher commissions reflecting the increase in sales volume in the period, as well as an increase in headcount.

Worldwide sales and marketing headcount increased by 49, or 11.4%, to 478 at September 27, 2014 from 429 at September 28, 2013. Regionally, the Company’s sales and marketing headcount increased by 20, or 15.2%, to 152 from 132 for the Americas; increased by 18, or 13.0%, in Europe/Africa to 156 from 138; and increased by 11, or 6.9%, in Asia/Pacific to 170 from 159.

As a percentage of sales, selling and marketing expenses decreased to 23.2% in the three months ended September 27, 2014 from 24.0% in the three months ended September 28, 2013. Regionally, selling expenses were 21.4% of sales in the Americas for the quarter, compared with 20.8% of sales in the third quarter of 2013; 26.4% of sales in Europe/Africa for the quarter compared with 29.4% of sales in the same period in the prior year; and 22.1% of sales for Asia/Pacific for the quarter compared with 22.8% of sales in the same period in the prior year.

General and administrative expenses increased by $1.5 million, or 21.4%, to $8.8 million for the three months ended September 27, 2014 from $7.3 million for the three months ended September 28, 2013, primarily due to an increase in compensation expense reflecting higher headcount, slightly higher professional fees related to the Company’s advisory services, and the start of the Exton facility leasing costs. As a percentage of sales, general and administrative expenses remained flat with the prior year period at 10.7% of sales in the three months ended September 27, 2014.

Depreciation and amortization expense increased by $0.1 million, or 6.2%, to $1.8 million for the three months ended September 27, 2014 from $1.7 million for the three months ended September 28, 2013.

Research and development expenses increased by $1.5 million, or 24.9%, to $7.4 million for the three months ended September 27, 2014 from $5.9 million for the three months ended September 28, 2013, primarily due to an increase in compensation expenses reflecting higher headcount as the Company continues to develop and enhance new and existing products. As a percentage of sales, research and development increased to 8.9% for the three months ended September 27, 2014 from 8.6% for the three months ended September 28, 2013.

Other (income) expense, net changed by $0.9 million to $0.1 million of income for the three months ended September 27, 2014, from $0.8 million of expense for the three months ended September 28, 2013, reflecting the favorable impact from changes in foreign exchange rates related to the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense decreased by $3.9 million to an income tax benefit of $2.1 million for the three months ended September 27, 2014 from an income tax expense of $1.8 million for the three months ended September 28, 2013. In the three months ended September 27, 2014, the Company recorded a discrete tax benefit of $4.5 million due to the reversal of a valuation allowance originally established against net operating losses in certain foreign subsidiaries. These foreign subsidiaries established a pattern of profitability which resulted in the Company concluding during the three months ended September 27, 2014 that the valuation allowance should be reversed. The Company’s effective tax rate for the three months ended September 27, 2014 was (23.3) % compared with 25.9% for the comparable period of 2013, primarily due to the discrete benefit recorded in the quarter. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States, in part, as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income increased by $6.2 million to $11.2 million for the three months ended September 27, 2014 from $5.0 million for the three months ended September 28, 2013 as a result of the factors described above. Foreign exchange rates had a negative impact on net income of $0.2 million for the three months ended September 27, 2014.

Nine Months Ended September 27, 2014 Compared to the Nine Months Ended September 28, 2013

Total sales increased by $35.8 million, or 17.7%, to $237.7 million in the nine months ended September 27, 2014 from $201.9 million for the nine months ended September 28, 2013, primarily reflecting higher product sales. Product sales increased by $32.1 million, or 19.7%, to $194.8 million for the nine months ended September 27, 2014 from $162.7 million for the nine months ended September 28, 2013. The Company’s product sales growth was primarily driven by strong year-over-year increases in the laser scanner product line across all geographical regions and a higher volume of sales in metrology within the Asia/Pacific region. Service revenue increased by $3.7 million, or 9.4%, to $42.9 million for the nine months ended September 27, 2014 from $39.2 million in the same period during the prior year due to an increase in customer service and warranty revenue. For the nine months ended September 27, 2014, the Company recognized a negative foreign currency impact on sales of $1.4 million.

Sales in the Americas region increased by $13.3 million, or 15.8%, to $97.6 million for the nine months ended September 27, 2014 from $84.3 million in the nine months ended September 28, 2013. Product sales in the Americas region increased by $12.4 million, or 18.5%, to $79.4 million for the nine months ended September 27, 2014 from $67.0 million in the prior year period, primarily due to the increase in laser scanner sales. Service revenue in the Americas region increased by $0.9 million, or 5.2%, to $18.2 million for the nine months ended September 27, 2014 from $17.3 million in the same period during the prior year due primarily to an increase in customer service revenue.

Sales in the Europe/Africa region increased by $12.2 million, or 18.3%, to $78.8 million for the nine months ended September 27, 2014 from $66.6 million in the nine months ended September 28, 2013. Product sales in the Europe/Africa region increased by $9.6 million, or 18.7%, to $61.3 million for the nine months ended September 27, 2014 from $51.7 million in the prior year period, primarily due to the increase in laser scanner sales. Service revenue in the Europe/Africa region increased by $2.6 million, or 16.8%, to $17.5 million for the nine months ended September 27, 2014 from $14.9 million in the same period during the prior year due primarily to an increase in warranty revenue.

Sales in the Asia/Pacific region increased by $10.2 million, or 20.2%, to $61.2 million for the nine months ended September 27, 2014 from $51.0 million in the nine months ended September 28, 2013. Product sales in the Asia/Pacific region increased by $10.0 million, or 22.8%, to $54.0 million for the nine months ended September 27, 2014 from $44.0 million in the prior year period, primarily due to the strong performance in our metrology product line as well as higher laser scanner sales. Service revenue in the Asia/Pacific region increased by $0.2 million, or 3.7%, to $7.2 million for the nine months ended September 27, 2014 from $7.0 million in the same period during the prior year due primarily to an increase in warranty revenue.

Gross profit increased by $19.1 million, or 16.9%, to $131.6 million for the nine months ended September 27, 2014 from $112.6 million for the nine months ended September 28, 2013, primarily due to an increase in sales. Gross margin of 55.4% for the nine months ended September 27, 2014 was slightly lower compared with gross margin of 55.8% for the same period last year primarily related to the increase in laser scanner sales through our distribution channel, which produce a slightly lower margin compared with our metrology product line. Gross margin from service revenues decreased to 35.1% in the nine months ended September 27, 2014 from 39.6% for the nine months ended September 28, 2013, primarily due to higher warranty and service costs incurred.

Selling and marketing expenses increased by $6.5 million, or 13.0%, to $56.2 million for the nine months ended September 27, 2014 from $49.7 million for the nine months ended September 28, 2013. This increase was primarily due to an increase in compensation expense reflecting higher commissions on the increased sales volume, as well as a higher headcount. Also contributing to the increase was higher advertising and trade show expense costs of $0.5 million and higher travel costs of $0.6 million.

As a percentage of sales, selling and marketing expenses decreased to 23.6% of sales in the nine months ended September 27, 2014 from 24.6% in the nine months ended September 28, 2013. Regionally, selling and marketing expenses were 21.0% of sales in the Americas for the nine months ended September 27, 2014, flat with the prior year period; 28.2% of sales for Europe/Africa for the nine months ended September 27, 2014 compared to 30.2% of sales from the same period in the prior year; and 22.1% of sales for the nine months ended September 27, 2014 compared to 23.3% of sales for Asia/Pacific from the same period in the prior year.

General and administrative expenses increased by $3.5 million, or 15.5%, to $26.1 million for the nine months ended September 27, 2014 from $22.6 million for the nine months ended September 28, 2013. This increase was primarily due to an increase in compensation expense of $2.3 million, professional fees of $1.6 million, and higher leasing costs associated with the start of the Exton facility lease, partially offset by lower bad debt expense, reflecting improved collections.

Depreciation and amortization expenses increased by $0.2 million, or 4.8%, to $5.5 million for the nine months ended September 27, 2014 from $5.3 million for the nine months ended September 28, 2013.

Research and development expenses increased by $3.3 million, or 20.2%, to $19.4 million for the nine months ended September 27, 2014 from $16.2 million for the nine months ended September 28, 2013, primarily due to an increase in compensation expenses reflecting a higher headcount and higher research laboratory materials expense to support expanded research and development activities. The Company continues to believe that focused investments in research and development are critical to its future growth and competitive position. As such, the Company expects to make further investments in research and development, as we continue to develop and enhance new and existing products. As a percentage of sales, research and development increased slightly to 8.2% for the nine months ended September 27, 2014 from 8.0% for the same period of 2013.

Other (income) expense, decreased by $1.5 million to $0.1 million of income for the nine months ended September 27, 2014 from $1.4 million of expense for the nine months ended September 28, 2013, primarily resulting from favorable foreign exchange rates in 2014 compared with last year.

Income tax expense decreased by $2.2 million to $2.0 million for the nine months ended September 27, 2014 from $4.2 million for the nine months ended September 28, 2013. The Company’s effective tax rate decreased by 15.8 percentage points to 8.1% for the nine months ended September 27, 2014 from 23.9% for the same period in the prior year. The decline was driven by the discrete tax benefit of $4.5 million recorded in the three months ended September 27, 2014. This was partially offset by higher expense on higher pretax income and a discrete tax benefit of

2.4% recognized in the prior year period related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States, in part, as a result of favorable tax rates in foreign jurisdictions.

Net income increased by $9.3 million to $22.5 million for the nine months ended September 27, 2014 from $13.2 million for the nine months ended September 28, 2013 as a result of the factors described above. Foreign exchange rates had a minimal impact on net income for the nine months ended September 27, 2014.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $7.7 million to $116.9 million at September 27, 2014, from $124.6 million at December 31, 2013. The decrease was primarily attributable to $10.3 million in purchases of equipment during the first nine months of the year compared with $1.9 million during the first nine months of 2013, as well as increases in accounts receivable and inventory reflecting the Company’s sales growth, partially offset by the increase in net income during the first nine months of 2014 compared with the same period of 2013.

The Company is relocating its manufacturing facilities in Kennett Square, Pennsylvania to a larger leased facility in Exton, Pennsylvania. To date, the Company has capitalized $3.9 million in leasehold improvements, and expects to capitalize an additional $4.0 million in the fourth quarter of 2014.

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended (“Loan Agreement”), bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance and tangible net worth measured at the end of each of the Company’s fiscal quarters. The term of the Loan Agreement expires on March 31, 2015. In March 2014, the Company entered into a letter of credit for $2.25 million which reduced the total borrowing capacity under the line of credit by that amount. The $2.25 million letter of credit expired in August 2014 and was not renewed. As of September 27, 2014, the Company was in compliance with all of its covenants under the Loan Agreement.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

The Company has no off balance sheet arrangements, except for those already discussed within “Liquidity and Capital Resources”.

Critical Accounting Policies

The preparation of the Company’s condensed consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

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

Revenue Recognition

Revenue related to the Company’s measurement equipment and related software is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and where persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed. Extended warranty revenues are recognized on a straight-line basis over the term of the plan. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Costs relating to extended warranties are recognized as incurred. Revenue from the licensing agreements for the use of the Company’s historical technology for medical applications is recognized when the technology is used by the licensees.

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

Income Taxes

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carry forwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which it operates, unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Accounting Standards Codification Topic 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

Reserve for Warranties

The Company establishes at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. The Company evaluates its exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. The Company has a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase its warranty costs. While such expenses have historically been within expectations, the Company cannot guarantee this will continue in the future.

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

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the nine months ended September 27, 2014 or the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Rate Exposure

The Company conducts a significant portion of its business outside the United States. As of September 27, 2014, 63.1% of its revenues were invoiced, and a significant portion of its operating expenses paid in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition, and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases (or decreases) in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase (or decrease). The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2013 or in the nine months ended September 27, 2014.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of September 27, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the SEC, before deciding to invest in, or retain, shares of the Company’s common stock. These risks could materially and adversely affect the Company’s business, financial condition, and results of operations. The risks described in the Company’s Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 are not the only risks it faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that it currently considers immaterial to its business. As of September 27, 2014, there were no material changes in the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June  28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company Under its Share Repurchase Program

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which the Company can repurchase shares under the program. The Company made no share repurchases during the three month period ended September 27, 2014 under this program or otherwise. As of September 27, 2014, the Company had $21.1 million available for repurchase under this share repurchase program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2010, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-32983, and incorporated herein by reference)

10.1	Agreement of Lease (Amendment and Restatement) between 290 National Road Limited Partnership and FARO Technologies, Inc., dated as of September 9, 2014 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2014, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 28, 2014	By:	/s/ Peter G. Abram
Peter G. Abram
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)