Form 10-K
period 2014-12-31
FARO TECHNOLOGIES INC
filed 2015-02-25
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 27, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $831,458,800.32 (based on the closing price of the Registrant’s common stock on such date on the NASDAQ Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”

As of February 10, 2015, there were outstanding 17,317,430 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

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

•

fluctuations in the Company’s annual and quarterly operating results and the inability to achieve its financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against the Company, (ii) quality issues with its products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of the Company’s manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship the Company’s products, (viii) the length of the Company’s sales cycle to new customers and the time and expense incurred in further penetrating its existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the Company’s success in its sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, and (xvii) compliance with government regulations including health, safety, and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	the Company’s inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in its products;

•	the inability of the Company’s products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of the Company’s Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of the Company’s growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the Company’s effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms;

•	the impact of disruption, delays, or deficiencies in the design or implementation of the Company’s new global enterprise resource planning system;

•	the Company’s ability to achieve and maintain profitability;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the continuation of the Company’s share repurchase program;

•	the sufficiency of the Company’s working capital, cash flow from operations, and credit facility to fund its long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of the Company’s products on its tax rate; and

•	the Company’s ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

as well as other risks and uncertainties discussed in Part I, Item 1A in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K, unless otherwise required by law.

ITEM 1.	BUSINESS.

The Company was founded in 1982, and re-incorporated in Florida in 1992. The Company’s worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746 and its telephone number is (407) 333-9911.

The Company designs, develops, manufactures, markets and supports software driven, three-dimensional (3-D) measurement, imaging and realization systems. The Company sells the majority of its products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building construction and law enforcement applications. The Company’s FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO 3D Imager AMP, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company’s FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE and FARO forensic software, are utilized for a wide variety of 3-D modeling, documentation and high-density surveying applications, including in two of the Company’s key vertical markets – architecture, engineering and construction (AEC) and law enforcement.

Industry Background

The Company believes four principal forces drive the need for its products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9001 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects; 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits; and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

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

Conventional CMMs are generally large, fixed-base machines that provide very high levels of precision and provide a link to the CAD model of the object being measured. However, fixed-base CMMs require that the object being measured be brought to the CMM and fit within the CMM’s measurement grid. As manufactured subassemblies increase in size and become integrated into even larger assemblies, they become less transportable, thus diminishing the utility of a conventional CMM. Consequently, manufacturers must continue to use hand-measurement tools, or expensive customized test fixtures, to measure large or unconventionally shaped objects. In addition, some parts or assemblies are not easily accessible and cannot be measured using traditional devices.

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

•	Articulated Arm – The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Optical encoders located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3-D space using “xyz” position coordinates and “ijk” orientation coordinates.

•	Computer – The Company pre-installs its CAM2 software on either a notebook or desktop style computer or Microsoft Windows™-based Touch PC or Touch Pad, depending on the customer’s need, and the measurement arm, computer and installed software are sold as a system. The Company purchases the computers sold with its products from various suppliers.

FARO Laser ScanArm. The FARO Laser ScanArm is a FaroArm equipped with a combination of a hard probe (like that in the FaroArm) and a non-contact laser line probe. This product provides the Company’s customers the ability to measure products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The ScanArm is used for contact and non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3-D modeling.

FARO Gage. The FARO Gage is a smaller, higher-accuracy version of the FaroArm that is sold as a combination of an articulated arm device with a computer and software. The FARO Gage is also distinguished from the FaroArm by the special mounting features and software unique to the FARO Gage. The FARO Gage is targeted at machine tools and bench tops around machine tools, where basic measurements of smaller machined parts must be measured. The CAM2 FARO Gage software developed for this device, described below, features basic 2-D and 3-D measurements common to these applications.

FARO Laser Tracker. The FARO Laser Tracker combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

•	Laser Tracker Vantage – The FARO Laser Tracker Vantage utilizes an ultra-precise laser beam to measure objects of up to 260 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With its greater angular resolution, repeatability, and accuracy, the FARO Laser Tracker Vantage advances already-proven tracker technology. Among its many enhanced features is TruADM™, which improves upon existing Absolute Distance Measurement (“ADM”) technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Laser Tracker ION – The FARO Laser Tracker ION is an interferometer (IFM)-based measurement system that provides the high accuracy and range to complete measurement tasks, such as in-line measurements, high-speed dynamic measurements, or high-accuracy machine calibration. The FARO Laser Tracker ION features Dual Distancing Systems, enabling the Tracker to catch the beam in the air and set the distance instantly with Agile ADM.

•	Computer – The FARO Laser Tracker includes a notebook or desktop style computer or Microsoft Windows™-based Touch PC or Touch Pad, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

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

FARO Focus3D. The FARO Focus3D utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as a factory. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of three-dimensional data. The FARO Focus3D simplifies modeling, reduces project time and maintains or increases the accuracy of the image. The resulting data is used with major CAD systems or FARO’s own proprietary SCENE software.

FARO Freestyle3D. The FARO Freestyle3D, which was released in January 2015, is a top-quality, high-precision, handheld scanner that quickly and reliably documents rooms, structures and objects in 3-D and creates high-definition point clouds. The applications of the FARO Freestyle3D include architecture, construction, industrial production and forensics. The FARO Freestyle3D’s durable carbon fiber design equips the user with a versatile and ergonomic tool for performing accurate scanning in confined spaces. The FARO Freestyle3D can be used independently or as a complement to the FARO Focus3D. The FARO Freestyle3D comes with two software applications in addition to FARO’s proprietary SCENE software: SCENE Capture, which is installed on a tablet computer to record and visualize the capturing of 3-D data, and SCENE Process, which processes the captured 3-D data.

FARO Software. The Company provides a family of proprietary CAD-based measurement and laser scanner software used with the Company’s measurement and scanning devices.

•	CAM2 Measure 10 allows customers to complete measurement jobs quickly and gives customers the freedom to measure as required by the application. State-of-the-art functionalities improve every process where measuring is needed.

•	FARO CAM2 Smartinspect is the Company’s CAM2 solution for measuring geometry and building dimensions. The software allows customers to quickly measure geometric features and report dimensions for control.

•	FARO SCENE software combines ease-of-use, networking, and an enhanced 3-D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3-D measurements in point clouds.

•	FARO Forensics software makes diagramming and pre-planning easier for law enforcement officers, firefighters and loss control engineers by allowing the users who need to draw site plans or crash or crime scene diagrams to be able to do so in a fast and efficient manner.

To support its product lines, the Company also offers extended warranties and comprehensive support, training and technology consulting services to its customers.

Customers

The Company’s sales are diversified across a broad number of over 15,000 customers worldwide in a range of end market applications. The FARO metrology product lines (e.g. Arm, Gage, Laser ScanArm, Laser Tracker, and Imager AMP) are purchased primarily by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrials. The Company’s Focus3D and Freestyle3D product lines provide precise three-dimensional renderings primarily to architecture, engineering, construction, and law enforcement customers. The Company’s ten largest customers by revenue represented an aggregate of approximately 3.3% of the Company’s total sales in 2014. No customer represented more than 1.0% of the Company’s sales in 2014.

Sales and Marketing

The Company conducts its sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia-Pacific. The regional headquarters for the Americas is located in the Company’s headquarters in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia-Pacific region is located in Singapore. At December 31, 2014, the Company employed 167, 157, and 166 sales and marketing specialists in the Americas, Europe/Africa, and Asia-Pacific regions, respectively. The Company sells most of its products through direct sales representation in the United States, Brazil, Mexico, Germany, Switzerland, United Kingdom, France, Italy, Singapore, Japan, China and India. The Company also sells its products through distributors, although this channel has historically represented a small percentage of total sales, and in 2014 represented 9.9% of total sales. Note 16 to the Company’s “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes financial information about the Company’s foreign and domestic operations.

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

The Company’s research and development efforts are directed primarily at enhancing the functional adaptability of its current products and developing new and innovative products that respond to specific requirements of the emerging market for 3-D measurement and documentation systems. The Company’s engineering development efforts will continue to focus on enhancing the mechanical hardware, electronics, and software in its existing products and developing new products for the CAM2 market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of the Company’s research and development activities will be completed successfully or on schedule, or, if completed, will be commercially accepted.

At December 31, 2014, the Company employed 156 scientists and technicians in its research and development efforts. Research and development expenses were approximately $27.5 million in 2014, compared to $22.4 million in 2013 and $17.6 million in 2012.

Intellectual Property

The Company holds or has pending approximately 800 patents in the United States and related patents worldwide, which generally expire on a rolling basis between 2015 and 2033. The Company also has 21 registered or pending trademarks in the United States and worldwide, which generally expire on a rolling basis between 2015 and 2024.

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

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. The Company intends to vigorously defend its proprietary rights against infringement by third parties. However, policing unauthorized use of the Company’s products is difficult, particularly in foreign countries, and the Company may be unable to determine the extent, if any, to which unauthorized use of its products exists. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

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

Manufacturing and Assembly

The Company manufactures its FaroArm, FARO Gage, FARO Laser ScanArm, FARO 3D Imager AMP and FARO Laser Tracker products in the Company’s manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in its manufacturing facility located in Schaffhausen, Switzerland for customer orders from the Europe/Africa region, and in its manufacturing facility located in Singapore for customer orders from the Asia-Pacific region. The Company manufactures its FARO Focus3D and FARO Freestyle3D products in its facilities located in Schaffhausen, Switzerland and Stuttgart, Germany. In the fourth quarter of 2014, the Company relocated its facility in Kennett Square, Pennsylvania to a leased facility consisting of approximately 90,400 square feet in Exton, Pennsylvania.

The Company expects all its existing plants to have the production capacity necessary to support its volume requirements through 2015.

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

The Company’s manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, the Company’s manufacturing sites in Lake Mary, Florida; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO-9001 and ISO-17025. As a result of the Company’s relocation of its Pennsylvania facility from Kennett Square to Exton, Pennsylvania, the ISO-9001 certification is being transitioned to the new facility. However, the Exton facility is registered to the ISO-17025 standard. In addition, the Company’s service sites in the United States, Germany, Switzerland, India, Japan, China, Singapore, Mexico and Brazil have joint certification and accreditation to ISO-17025. The Company continues to examine its scope of registration as its business evolves and has chosen English as the standard business language for its operations.

The Company’s efforts to register its manufacturing, engineering and design headquarters to the ISO-9001 standard in concert with the ISO9001:2008 Quality Management System Certification verifies the Company’s commitment to quality through an internationally recognized standard. Additionally, the Company takes a global approach to ISO17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with similar scopes of accreditation and capabilities for the products generated and serviced.

Competition

The Company’s measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3-D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, the Company competes with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechink GmbH and GOM Gmbh in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain and extend the technological advantage that it believes it currently has over its competition. However, the Company cannot be certain that its technology or its product development efforts will allow the Company to successfully compete as the industry evolves. As the market for the Company’s measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates.

Government Regulation

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. The Company’s foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws, which makes illegal any payments to government officials or government employees that are intended to induce their influence to assist the Company or to gain any improper advantage for the Company. The Company operates in certain regions in the Middle East, Africa, and Asia-Pacific that are more prone to risk under these anti-corruption laws.

Manufacturers of electrical goods are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China.

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. Under the classification of “Industrial Monitoring and Control Instruments,” the Company’s products have until July 22, 2017 to become compliant with the RoHS2 directive. Currently, only the FARO Laser Tracker ION does not meet the RoHS2 directive. However, if the Company is unable to bring the FARO Laser Tracker ION into compliance with the RoHS2 directive by July 22, 2017, it would be unable to sell the FARO Laser Tracker ION in European Union countries and China, and potentially in several states in the United States, which could have a material adverse effect on its sales and results of operations.

Backlog and Seasonality

At December 31, 2014, the Company had orders representing approximately $14.1 million in sales outstanding. The majority of these specific orders were shipped by February 19, 2015, and, as of February 19, 2015, the Company had orders representing approximately $13.1 million in sales outstanding. The Company believes that substantially all of the outstanding sales orders as of February 19, 2015 will be shipped during 2015. At December 31, 2013 and 2012, the Company had orders representing approximately $18.7 million and $18.0 million in sales outstanding, respectively.

The Company typically experiences greater order volume during the fourth quarter as customers spend the remaining balances of their capital expenditures budgets.

Employees

At December 31, 2014, the Company had 1,223 full-time employees, consisting of 490 sales and marketing professionals, 180 production staff, 156 research and development staff, 163 administrative staff, and 234 customer service/training/application engineering specialists. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory. Management believes that its future growth and success will depend in part on its ability to retain and continue to attract highly skilled personnel. The Company anticipates that it will be able to obtain the additional personnel required to satisfy its staffing requirements over the foreseeable future.

Geographic Information

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed. Information regarding the Company’s net sales, operating income, and long-lived assets by geographic region is set forth in Note 16 to the Consolidated Financial Statements under Part II, Item 8 to this Annual Report on Form 10-K.

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

The statements under this heading describe the most significant risks to the Company’s business identified by management and should be considered carefully in conjunction with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K and in the Company’s Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company’s financial performance is dependent on the conditions of various industries, including the automotive, aerospace, and heavy equipment industries, which have from time to time experienced, and may again experience, significant disruptions in the economic environment.

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

The buying process for most of the Company’s customers for the its measurement products is highly decentralized and typically requires significant time and expense for the Company to further penetrate the potential market of a specific customer, which may delay the Company’s ability to generate additional revenue.

The Company’s success depends, in part, on its ability to further penetrate its customer base. During 2014, approximately 63% of the Company’s revenue was attributable to sales to its existing customers. If the Company is not able to continue to further penetrate its existing customer base, its sales growth may decline. However, most of the Company’s customers have a decentralized buying process for measurement devices, and the Company must spend significant time and resources to increase revenues from a specific customer. For example, the Company may provide products to only one of its customer’s manufacturing facilities or for a specific product line within a manufacturing facility. The Company cannot offer any assurance that it will be able to maintain or increase the amount of sales to its existing customers, which could adversely affect its financial results.

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

The Company regularly introduces new products and enhances existing products. Failures in the Company’s new or existing products could result in increased warranty costs, delays in new product introductions, and a loss of sales and customers and have an adverse effect on the Company’s business and financial condition.

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

The Company’s ability to achieve financial results that are within its goals is subject to a number of factors beyond its control. Moreover, the Company’s annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause the Company’s financial results to fluctuate include, but are not limited to, the following:

•	adverse changes in the manufacturing industry and general economic conditions;

•	the effectiveness of sales promotions;

•	geographic expansion in the Asia-Pacific region and other regions;

•	training and ramp-up time for new sales people;

•	investments in strategic sales, product or other initiatives;

•	investments in technologies and new products and product enhancements, including costs associated with new development and product introductions and the timing and market acceptance of new products and product enhancements;

•	shrinkage or other inventory losses due to product obsolescence, scrap or material price changes;

•	expansion of the Company’s manufacturing capability;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship the Company’s products;

•	the length of the Company’s sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against the Company.

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

The Company markets seven closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker, FARO 3D Imager AMP, FARO Focus3D and FARO Freestyle3D) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of the Company’s revenues are currently derived from sales of these products and software, and it plans to continue its business strategy of focusing on the software-driven, 3-D measurement and inspection market. Consequently, the Company’s financial performance will depend in large part on computer-based measurement, inspection, and high density surveying products achieving broad market acceptance. If its products cannot attain broad market acceptance, the Company will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

The Company competes with manufacturers of measurement systems and traditional measurement devices, many of which have more resources than the Company and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, the Company competes with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, FARO Focus3D and FARO 3D Imager AMP product lines, the Company competes primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechink GmbH and GOM mbH in the 3D Imager product lines. The Company also competes in these product lines with a number of other smaller competitors. The Company competes on the basis of technical innovation, product performance, quality, and price with respect to all of its products.

The Company will be required to make continued investments in technology and product development to maintain the technological advantage that it believes it currently has over its competition. Some of the Company’s competitors possess substantially greater financial, technical, and marketing resources than it possesses. Moreover, the Company cannot be certain that its technology or its product development efforts will allow it to successfully compete as the industry evolves. As the market for its measurement systems expands, additional competition may emerge and the Company’s existing and future competitors may commit more resources to the markets in which the Company participates. The Company’s results of operations could be adversely affected by pricing strategies pursued by competitors or technological or product developments by competitors.

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

The Company’s results of operations are affected by fluctuations in exchange rates which can cause significant fluctuations in the Company’s quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on the Company’s results of operations and financial condition, and could result in potentially significant foreign exchange gains and losses. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates will increase.

The Company is subject to the impact of governmental and other similar certification processes and regulations, which could adversely affect the Company’s business and results of operations.

The Company’s operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers. An inability to comply with these regulations or obtain any necessary certifications in a timely manner could have an adverse effect on the Company’s operating results.

Manufacturers of electrical goods are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China.

The Company currently holds WEEE registration and is in compliance with the directives of the European Union. Under the classification of “Industrial Monitoring and Control Instruments,” the Company’s products have until July 22, 2017 to become compliant with the RoHS2 directive. Currently, only the FARO Laser Tracker ION does not meet the RoHS2 directive. However, if the Company is unable to bring the FARO Laser Tracker ION into compliance with the RoHS2 directive by July 22, 2017, it would be unable to sell the FARO Laser Tracker ION in European Union countries and China, and potentially in several states in the United States, which could have a material adverse effect on its sales and results of operations.

Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption laws could subject the Company to fines and penalties.

In 2012, the Company’s monitorship expired pursuant to its settlement with the SEC and the Department of Justice, or DOJ, concerning certain payments made by the Company’s China subsidiary that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws. The Company is, of course, still subject to such laws and has adopted and maintains a compliance plan designed to ensure compliance with these laws; however, in light of the Company’s prior conduct, any future failure to comply with any such continuing obligations could result in the SEC and the DOJ aggressively seeking to impose penalties against the Company in the future. In addition, many countries in which the Company operates have increased regulation regarding anti-corruption practices generally. Compliance with such regulations could be costly and could adversely impact the Company’s results of operations or delay entry into new markets.

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

In addition, realization of the benefits of acquisitions often requires integration of some or all of the sales and marketing, distribution, manufacturing, engineering, software development, customer service, finance and administrative organizations of the acquired companies. The integration of acquisitions demands substantial attention from senior management and the management of the acquired companies. Any acquisition may be subject to a variety of risks and uncertainties including:

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

The Company cannot offer any assurance that it will be able to identify or complete suitable acquisitions, integrate successfully any acquisitions, that any acquired companies will operate profitably, or that it will realize the expected synergies and other benefits from any acquisition.

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

The disclosure requirements under the “conflict minerals” provisions of the Dodd-Frank Act could increase the Company’s costs and limit the supply of certain metals used in its products and affect its reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted disclosure requirements, which became effective in 2014, for public companies using certain minerals and metals in their products. These minerals and metals are generally referred to as “conflict minerals” regardless of their country of origin. Under these rules, the Company is required to perform due diligence and disclose its efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries. Conflict minerals are commonly used in the manufacture of electronics and may be incorporated in the Company’s products. As a result of these new regulations, the Company has incurred, and expects to continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in the Company’s products. These new requirements could also adversely affect the sourcing, availability and pricing of such minerals, and the pool of suppliers who provide “conflict free” metals may be limited. As a result, the Company or its suppliers may not be able to obtain materials necessary for production of the Company’s products in sufficient quantities or at competitive prices. In addition, since the Company’s supply chain is complex, it may not be able to sufficiently verify the origins of all metals used in its products and confirm that they are “conflict free,” which may adversely affect the Company’s reputation.

The Company’s failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.

The Company may not be able to attract and retain sufficient qualified personnel to support its growth. In addition, the loss of the Company’s Chief Executive Officer, or other key personnel, could adversely affect its sales, profitability or growth. Moreover, the Company continues to rely in part on equity awards to attract and retain qualified personnel, which may result in an increase in compensation expense.

Risks generally associated with the Company’s information systems could adversely affect the Company’s business reputation and results of operations.

The Company relies on its information systems to obtain, rapidly process, analyze and manage data to, among other things:

•	facilitate the purchase and distribution of thousands of inventory items;

•	receive, process and ship orders on a timely basis;

•	accurately bill and collect from customers;

•	process payments to suppliers and employees; and

•	summarize results and manage the Company’s business.

The Company’s primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of the Company’s critical business computer systems or failure of its back-up systems could lead to a loss of sales or decreased profitability.

A cyberattack or security breach of the Company’s systems may compromise the confidentiality, integrity, or availability of the Company’s internal data, the availability of the Company’s products and websites designed to support the Company’s customers, or the Company’s customer data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate the Company’s network security and the Company’s website. Unauthorized access to the Company’s proprietary business information or customer data may be obtained through break-ins, sabotage, or breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage the Company’s network security or the Company’s website change frequently and may not be recognized until launched against a target, the Company may be unable to anticipate these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. Any security breach, cyberattack or cyber security breach, and any incident involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer information, whether by the Company or by one of its vendors, could require the Company to expend significant resources to remediate any damage, interrupt its operations and damage its reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on the Company’s business, reputation and results of operations.

The Company is in the process of implementing a global enterprise resource planning, or ERP system, which is expected to be completed in phases over the next year. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. During implementation, the Company may encounter difficulties in operating its business, which could disrupt operations, including the ability to timely ship customer orders, determine inventory requirements, manage the supply chain, and otherwise adequately service customers, and lead to increased costs and other difficulties. Any significant delays or disruptions during the implementation of the ERP could have a material adverse effect on the Company’s results of operations and cash flows.

The Company is subject to risks of natural disasters.

The Company has manufacturing facilities in each of its regions. The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, floods and other forms of severe weather where the Company has a manufacturing facility could result in physical damage to, and complete or partial closure of, the Company’s manufacturing facilities, which could adversely affect the Company’s business, operations and financial performance. Interruptions in the Company’s manufacturing operations or damage to its manufacturing facilities could reduce the Company’s revenues and increase its costs and the extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although the Company maintains insurance coverage, it can offer no assurance that its insurance coverage will be adequate to cover any losses or that it will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which the Company is insured, the Company’s business, results of operations and financial condition could be adversely affected.

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

The Company’s relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in its stock price. At December 31, 2014, the Company had approximately 17.0 million shares outstanding held by non-affiliates. The Company’s daily trading volume for the year ended December 31, 2014 averaged approximately 128,303 shares.

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

The Americas

The Company’s headquarters are located in a leased building in Lake Mary, Florida containing approximately 46,000 square feet. This facility houses the Company’s sales, marketing, customer service/application operations and administrative staff. The Company’s U.S. production, research and development, service operations and manufacturing are located in a leased building in Lake Mary, Florida consisting of approximately 35,000 square feet and a new leased facility consisting of approximately 90,400 square feet located in Exton, Pennsylvania containing research and development, manufacturing and service operations of the laser tracker and imager product lines. In the fourth quarter of 2014, the Company relocated to its Exton facility from its Kennett Square, Pennsylvania facility that consisted of two leased buildings totaling approximately 36,800 square feet.

Europe/Africa

The Company’s European headquarters are located in a leased building in Stuttgart, Germany containing approximately 103,600 square feet. This facility houses the manufacturing, administration, sales, marketing and service management personnel for the Company’s European operations. Additionally, the Company has a leased facility consisting of approximately 15,900 square feet located in Schaffhausen, Switzerland containing manufacturing operations for the Company’s products shipped to customers in Europe and Africa.

Asia-Pacific

The Company’s Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production, service management personnel and manufacturing for the Company’s Asia-Pacific operations. The Company’s Japan headquarters are located in a leased building in Nagoya, Japan containing approximately 17,200 square feet. This facility houses the Company’s Japan sales, marketing and service operations. The Company’s China headquarters are located in a leased building in Shanghai, China containing approximately 25,500 square feet for sales, marketing and service operations.

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

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported by the NASDAQ Stock Market:

	2014		2013
	High	Low	High	Low
First Quarter	$59.90	$48.70	$45.88	$31.10
Second Quarter	54.84	39.75	43.98	32.50
Third Quarter	59.35	44.52	42.88	33.50
Fourth Quarter	65.63	47.31	60.91	38.56

As of February 10, 2015, the Company had 49 holders of record of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company expects to retain future earnings for use in operating and expanding its business and does not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, the Company did not sell any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

On November 24, 2008, the Company’s Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no restriction date or other restriction governing the period over which the Company can repurchase shares under the program. The Company did not purchase any shares in the year ended December 31, 2014 under the repurchase program. As of December 31, 2014, the Company had $21.1 million available for repurchase under this share repurchase program.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following line graph compares the cumulative five-year returns on the Company’s common stock with (1) the cumulative returns of the NASDAQ Composite-Total Return and (2) the Morningstar Scientific & Technical Instruments Index.

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 31, 2009, the last trading day before the beginning of the Company’s fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. The Company did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company’s common stock.

Company/Market/Peer Group	2009	2010	2011	2012	2013	2014
FARO Technologies, Inc.	$100.00	$153.17	$214.55	$166.42	$271.92	$292.35
NASDAQ Composite-Total Returns	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Morningstar Scientific & Technical Instruments	$100.00	$129.77	$129.89	$151.89	$192.23	$201.65

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
in thousands, except share and per-share data	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Sales	$341,826	$291,784	$273,395	$254,164	$191,775

Gross profit	188,914	161,893	149,619	143,689	113,398

Income from operations	37,340	30,154	31,554	32,858	16,927

Income before income tax expense	37,522	28,862	30,942	31,705	14,215

Net income	33,649	21,509	22,998	23,377	11,068

EBITDA (1)	44,862	35,835	37,786	38,353	20,470

Net income per common share:
Basic	$1.95	$1.26	$1.36	$1.42	$0.69
Diluted	$1.93	$1.25	$1.34	$1.39	$0.68
Weighted average shares outstanding:
Basic	17,247,727	17,087,104	16,910,830	16,503,773	16,153,831
Diluted	17,416,453	17,241,115	17,129,128	16,868,471	16,365,826

	As at December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital	$273,352	$263,166	$232,396	$197,539	$162,814
Total assets	425,463	391,496	350,807	312,791	266,019
Total debt-capital leases	8	16	64	341	216
Total shareholders’ equity	343,854	315,950	282,736	247,898	212,477

Notes to Selected Financial Data

(1)	EBITDA represents earnings before interest, income taxes, depreciation, and amortization. EBITDA is a non-GAAP financial measure that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance. The Company believes this will help investors perform trend analysis and better identify operating trends. EBITDA is useful for analytical purposes; however, it should not be considered an alternative to the Company’s reported GAAP results, as there are limitations in using such financial measures. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with GAAP to EBITDA:

	Year ended December 31,
in thousands	2014	2013	2012	2011	2010
Net income	$33,649	$21,509	$22,998	$23,377	$11,068

Add (deduct):
Interest expense	8	9	28	37	34
Interest income	(96)	(74)	(160)	(101)	(105)
Income taxes	3,873	7,353	7,944	8,328	3,147
Depreciation and amortization	7,428	7,038	6,976	6,712	6,326

Total adjustments	11,213	14,326	14,788	14,976	9,402

EBITDA	$44,862	$35,835	$37,786	$38,353	$20,470

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

The Company designs, develops, manufactures, markets and supports software driven, three-dimensional (3-D) measurement, imaging and realization systems. The Company sells the majority of its products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building construction and law enforcement applications. The Company’s FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO 3D Imager AMP, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company’s FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE and FARO forensic software, are utilized for a wide variety of 3-D modeling, documentation and high-density surveying applications, including in two of the Company’s key vertical markets – architecture, engineering and construction (AEC) and law enforcement.

The Company derives revenues primarily from the sale of its measurement equipment and their related multi-faceted software programs. Revenue related to these products is generally recognized upon shipment. In addition, the Company sells extended warranties and training and technology consulting services relating to its products. The Company recognizes the revenue from extended warranties on a straight-line basis over the term of the warranty and revenue from training and technology consulting services when the services are provided. The Company also receives royalties from licensing agreements for its historical medical technology and recognizes the revenue from these royalties as licensees use the technology.

The Company operates in international markets throughout the world and maintains sales offices in the United States, Brazil, Mexico, France, Germany, United Kingdom, Japan, Spain, Italy, Turkey, China, South Korea, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. The Company manages and reports its global sales in three regions: the Americas, Europe/Africa and Asia-Pacific.

The Company manufactures its FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO 3D Imager AMP products in its manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in its manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in its manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. The Company manufactures its FARO Focus3D and FARO Freestyle3D products in its facility located in Stuttgart, Germany. The Company expects all of its existing plants to have the production capacity necessary to support its volume requirements through 2015.

The Company accounts for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction. Therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not use such instruments, and none were utilized in 2014, 2013 or 2012.

The Company has achieved continued sales and earnings growth over the last several years, with the exception of a loss in 2009, that resulted primarily from the decline of the global economy that year. The Company’s historical sales and earnings growth were the result of a number of factors, including: continuing market demand for and acceptance of the Company’s products; increased sales activity in part through additional sales staff worldwide, new products and product enhancements such as the FARO Edge Arm, FARO Laser ScanArm, FARO Focus3D, FARO Freestyle, and the effect of acquisitions. However, the Company’s historical financial performance is not indicative of its future financial performance.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in the Company’s consolidated statements of operations:

	Years ended December 31,
	2014	2013	2012
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	44.7%	44.5%	45.3%

Gross margin	55.3%	55.5%	54.7%

Operating expenses:
Selling and marketing	23.4%	24.6%	23.6%
General and administrative	10.7%	10.5%	10.6%
Depreciation and amortization	2.2%	2.4%	2.6%
Research and development	8.0%	7.7%	6.4%

Total operating expenses	44.3%	45.2%	43.2%

Income from operations	11.0%	10.3%	11.5%

Interest income	0.0%	0.0%	-0.1%
Other expense	0.0%	0.4%	0.3%
Interest expense	0.0%	0.0%	0.0%

Income before income tax expense	11.0%	9.9%	11.3%
Income tax expense	1.1%	2.5%	2.9%

Net Income	9.9%	7.4%	8.4%

2014 Compared to 2013

Sales. Total sales increased $50.0 million, or 17.2%, to $341.8 million in the year ended December 31, 2014 from $291.8 million for the year ended December 31, 2013. The Company’s sales growth was primarily driven by strong year-over-year unit sales growth across all product lines, including Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage), Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) and Laser Scanner (FARO Focus3D product line) and across all geographic regions.

Arm sales growth of 18% was driven by an 11% increase in units sold and a higher average selling price due to the release of the Company’s new Laser Line Probe HD for its FARO Laser ScanArm. The number of Laser Tracker units sold increased 16%; however the dollar amount of Laser Tracker sales grew 1% due to pricing pressures and the negative impact of foreign exchange rates. Sales of Laser Scanner grew 38% driven primarily by the continued adoption of the technology in the architecture, engineering, and construction (AEC), and law enforcement markets. Foreign exchange rates had a negative impact on sales of $6.5 million for the year end December 31, 2014, primarily driven by the decline in the Euro and Yen. Product sales increased by $45.3 million, or 19.0%, to $284.1 million for the year ended December 31, 2014 from $238.8 million in the year ended December 31, 2013, primarily reflecting the higher Laser Scanner and Arm sales described above. Service revenue increased by $4.7 million, or 8.9%, to $57.7 million for the year ended December 31, 2014 from $53.0 million in the year ended December 31, 2013, primarily due to an increase in warranty revenue of $3.0 million and customer service revenue of $1.5 million, reflecting the higher unit sales year-over year.

Sales in the Americas region increased $18.6 million, or 15.4%, to $139.0 million for the year ended December 31, 2014 from $120.4 million in the prior year period. Foreign exchange rates had a negative impact on sales of $1.1 million, decreasing sales growth by 0.9 percentage points. Product sales in the Americas region increased by $17.2 million, or 17.6%, to $114.8 million for the year ended December 31, 2014 from $97.6 million in the prior year, primarily driven by a 50% increase in Laser Scanner sales and a 14% growth in Arm sales. Service revenue in the Americas region increased by $1.4 million, or 6.0%, to $24.2 million for the year ended December 31, 2014 from $22.8 million for the prior year, primarily due to an increase in customer service revenue of $0.9 million and warranty revenue of $0.8 million.

Sales in the Europe/Africa region increased $16.7 million, or 16.2%, to $120.1 million for the year ended December 31, 2014 from $103.4 million in the year ended December 31, 2013. Foreign exchange rates had a negative impact on sales of $1.8 million, decreasing sales growth by 1.7 percentage points. Product sales in the Europe/Africa region increased by $13.7 million, or 16.6%, to $96.4 million for the year ended December 31, 2014 from $82.7 million in the prior year, primarily driven by a 29% increase in Laser Scanner sales and a 20% growth in Arm sales. Service revenue in the Europe/Africa region increased by $3.0 million, or 14.8%, to $23.7 million for the year ended December 31, 2014 from $20.7 million in the prior year, primarily due to an increase in warranty revenue of $2.0 million and customer service revenue of $0.6 million.

Sales in the Asia-Pacific region increased $14.7 million, or 21.7%, to $82.7 million for the year ended December 31, 2014 from $68.0 million in the year ended December 31, 2013. Foreign exchange rates had a negative impact on sales of $3.6 million, decreasing sales growth by 5.4 percentage points. Product sales in the Asia-Pacific region increased by $14.4 million, or 24.7%, to $72.9 million for the year ended December 31, 2014 from $58.5 million in the prior year, primarily driven by a 38% increase in Laser Scanner sales, a 25% growth in Laser Tracker sales, and a 20% growth in Arm sales. Service revenue in the Asia-Pacific region increased by $0.3 million, or 3.3%, to $9.8 million for the year ended December 31, 2014 from $9.5 million in the prior year, primarily due to a modest increase in warranty and training revenue.

Gross profit. Gross profit increased by $27.0 million, or 16.7%, to $188.9 million for the year ended December 31, 2014 from $161.9 million for the year ended December 31, 2013, driven by the increase in sales revenue. Foreign exchange rates had a negative impact on gross profit of $2.2 million for the year ended December 31, 2014. Gross margin at 55.3% for the year ended December 31, 2014 was marginally lower than 55.5% for the year ended December 31, 2013. Gross margin from product revenue increased by 0.4 percentage points to 59.5% for the year ended December 31, 2014 from 59.1% for the year ended December 31,

2013, primarily as a result of lower manufacturing costs for the Company’s Arm and Laser Tracker products and improved average selling prices for Arm products due to the release of the Company’s new Laser Line Probe HD, partially offset by a less favorable overall sales mix with the strong year-over-year increase in units of Laser Scanners sold. This was partially offset by the impact of a write-off of primarily demonstration and service loaner inventory that became obsolete through release of new products totaling $3.3 million, or a 1% impact on gross margin. Gross margin from service revenue decreased by 4.8 percentage points to 34.3% for the year ended December 31, 2014 from 39.1% for the year ended December 31, 2013, primarily due to an increase in headcount in customer service to support the growth in our product sales.

Selling and Marketing Expenses. Selling and marketing expenses increased by $8.5 million, or 11.8%, to $80.2 million for the year ended December 31, 2014 from $71.7 million for the year ended December 31, 2013. The increase in selling and marketing expenses was primarily due to higher compensation costs of $6.8 million, travel costs of $0.6 million, advertising and trade show costs of $0.7 million, and facility costs of $0.4 million. The increase in compensation costs was driven by higher commissions, primarily reflecting the increase in sales volume in 2014, as well as an increase in headcount to support and contribute to increased demand and sales for the Company’s products.

Worldwide sales and marketing headcount increased by 57, or 13.2%, to 490 at December 31, 2014 from 433 at December 31, 2013. Regionally, the Company’s sales and marketing headcount increased by 31, or 22.8%, to 167 at December 31, 2014 from 136 at December 31, 2013 for the Americas; increased by 16, or 11.3%, to 157 at December 31, 2014 from 141 at December 31, 2013 in Europe/Africa; and increased by 10, or 6.4%, in Asia-Pacific to 166 at December 31, 2014 from 156 at December 31, 2013.

In 2014, the Company further leveraged its sales and marketing organization as, selling and marketing expenses decreased to 23.4% of sales in the year ended December 31, 2014 from 24.6% of sales in the year ended December 31, 2013. Regionally, selling and marketing expenses were 20.8% of sales in the Americas for the year ended December 31, 2014 compared to 21.4% of sales in the year ended December 31, 2013; 27.3% of sales for Europe/Africa for the year ended December 31, 2014 compared to 28.8% of sales in the prior year; and 22.3% of sales for Asia-Pacific for the year ended December 31, 2014 compared to 23.6% of sales in the prior year.

General and administrative expenses. General and administrative expenses increased by $5.9 million, or 19.2%, to $36.5 million, for the year ended December 31, 2014 from $30.6 million in the year ended December 31, 2013, primarily due to higher compensation costs of $4.0 million reflecting higher headcount and an increase in the Company’s consulting and advisory services of $1.9 million relating primarily to a new ERP system implementation and strategic planning initiatives. General and administrative expenses as a percentage of sales increased to 10.7% for the year ended December 31, 2014 from 10.5% for the year ended December 31, 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million, or 5.5%, to $7.4 million for the year ended December 31, 2014 from $7.0 million in the year ended December 31, 2013, primarily due to the start of depreciation for the ERP system.

Research and development expenses. In 2014, the Company increased its investment in Research and Development to accelerate new product development by increasing engineering headcount by 17. As a result, research and development expenses increased $5.1 million, or 22.7%, to $27.5 million for the year ended December 31, 2014 from $22.4 million for the year ended December 31, 2013. Research and development expenses as a percentage of sales increased to 8.0% for the year ended December 31, 2014 from 7.7% for the year ended December 31, 2013.

Other (income) expense. Other (income) expense decreased by $1.5 million to $0.2 million of income for the year ended December 31, 2014, from expense of $1.3 million for the year ended December 31, 2013, primarily as a result of foreign exchange transaction gains resulting from changes in foreign exchange rates on the value of current intercompany account balances of the Company’s subsidiaries denominated in different currencies.

Income tax expense. Income tax expense decreased by $3.5 million to $3.9 million for the year ended December 31, 2014 from $7.4 million for the year ended December 31, 2013, primarily due to a discrete tax benefit of $4.5 million recorded in the third quarter of 2014 due to a reduction in the valuation allowance partially offset by higher pre-tax income. The valuation allowance was originally established against net operating losses in certain foreign subsidiaries. During 2014, these foreign subsidiaries demonstrated a pattern of profitability that resulted in the Company concluding that the valuation allowance should be reversed. The Company’s effective tax rate decreased to 10.3% for the year ended December 31, 2014 compared to 25.5% for the year ended December 31, 2013, primarily due to the discrete tax benefit. The Company’s effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, the Company’s effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of its products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income increased by $12.1 million to $33.6 million for the year ended December 31, 2014 from $21.5 million for the year ended December 31, 2013 as a result of the factors described above. Foreign exchange rates had a negative impact on net income of $0.9 million for the year ended December 31, 2014.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) increased by $9.1 million to $44.9 million for the year ended December 31, 2014 from $35.8 million for the year ended December 31, 2013, primarily as a result of strong year-over-year sales growth, partially offset by headcount growth and increased investment in research and development. Foreign exchange rates had a negative impact on EBITDA of $1.0 million for the year ended December 31, 2014. EBITDA is not intended to be an alternative to any measure calculated in accordance with GAAP. Rather, EBITDA is used by management and is provided to further aid the Company’s investors in understanding and evaluating the Company’s core operating performance. A more detailed description of the rationales for utilizing EBITDA and a reconciliation of net income to EBITDA is included in Part II, Item 6 of this Annual Report on Form 10-K.

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

Sales in the Asia-Pacific region increased $3.3 million, or 5.0%, to $68.0 million for the year ended December 31, 2013 from $64.7 million in the year ended December 31, 2012. Product sales in the Asia-Pacific region increased by $2.7 million, or 4.8%, to $58.5 million for the year ended December 31, 2013 from $55.8 million in the prior year. Service revenue in the Asia-Pacific region increased by $0.6 million, or 6.6%, to $9.5 million for the year ended December 31, 2013 from $8.9 million in the prior year, primarily due to an increase in customer service revenue.

Gross profit. Gross profit increased by $12.3 million, or 8.2%, to $161.9 million for the year ended December 31, 2013 from $149.6 million for the year ended December 31, 2012. Gross margin increased to 55.5% for the year ended December 31, 2013 from 54.7% for the year ended December 31, 2012. The increase in gross margin was primarily due to an increase in gross margin from service revenues to 39.1% for the year ended December 31, 2013 compared to 34.8% for the prior year as a result of an increase in higher margin warranty sales, and an increase in gross margin from product sales to 59.1% in the year ended December 31, 2013 from 58.7% in the prior year, primarily as a result of lower manufacturing costs, offset by lower average selling prices.

Selling and Marketing Expenses. Selling and marketing expenses increased by $7.3 million, or 11.2%, to $71.7 million for the year ended December 31, 2013 from $64.4 million for the year ended December 31, 2012. This increase was primarily due to an increase in commissions and compensation expense of $4.9 million, an increase in travel expenses of $1.4 million, and an increase in marketing and advertising expenses of $0.3 million.

Worldwide sales and marketing headcount increased by 68, or 18.6%, to 433 at December 31, 2013 from 365 at December 31, 2012. Regionally, the Company’s sales and marketing headcount increased by 28, or 25.9%, to 136 at December 31, 2013 from 108 at December 31, 2012 for the Americas; increased by 18, or 14.6%, to 141 at December 31, 2013 from 123 at December 31, 2012 in Europe/Africa; and increased by 22, or 16.4%, in Asia-Pacific to 156 at December 31, 2013 from 134 at December 31, 2012.

As a percentage of sales, selling expenses increased to 24.6% of sales in the year ended December 31, 2013 from 23.6% of sales in the year ended December 31, 2012. Regionally, selling expenses were 21.4% of sales in the Americas for the year ended December 31, 2013 compared to 20.0% of sales in the year ended December 31, 2012; 28.8% of sales for Europe/Africa for the year ended December 31, 2013 compared to 26.4% of sales in the prior year; and 23.6% of sales for Asia-Pacific for the year ended December 31, 2013 compared to 25.1% of sales in the prior year.

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

EBITDA (Non-GAAP). EBITDA decreased by $2.0 million to $35.8 million for the year ended December 31, 2013 from $37.8 million for the year ended December 31, 2012, primarily due to an unfavorable impact of $1.7 million from the change in foreign exchange rates and higher investment in research and development spending, partially offset by modest sales growth. EBITDA is not intended to be an alternative to any measure calculated in accordance with GAAP. Rather, EBITDA is used by management and is provided to further aid the Company’s investors in understanding and evaluating the Company’s core operating performance. A more detailed description of the rationales for utilizing EBITDA and a reconciliation of net income to EBITDA is included in Part II, Item 6 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $15.3 million to $109.3 million at December 31, 2014 from $124.6 million at December 31, 2013. The decrease in cash and cash equivalents was primarily due to an increase in accounts receivable and inventory as a result of the Company’s sales growth, partially offset by higher net income in 2014. Also impacting the comparison was $18.7 million in capital expenditures mainly reflecting the Company’s investment in the new facility in Exton, Pennsylvania and ERP implementation.

Of the Company’s cash and cash equivalents, $58.9 million was held by foreign subsidiaries. The Company’s current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.

The Company has an undrawn $30 million under a credit facility it entered into on July 11, 2006. The terms of the loan arrangement was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2014, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company does not expect to renew the agreement.

On December 21, 2012, the Company filed a “shelf” registration statement on Form S-3 with the SEC registering shares of common stock, preferred stock, and warrants to purchase common and preferred stock, either individually or in units, with a proposed maximum aggregate offering price of $250 million. The registration statement was declared effective on January 7, 2013. The proceeds from any offerings with respect to this shelf registration statement, if any, would be used for either repayment or refinancing of debt, acquisition of additional businesses or technologies or for working capital and general corporate purposes.

The Company believes that its working capital, anticipated cash flow from operations, and credit facility will be sufficient to fund its long-term liquidity requirements for the foreseeable future.

The Company has no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company is party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations	$26,799	$6,668	$8,961	$4,829	$6,341
Capital lease obligations	8	8	—	—	$—
Purchase obligations	14,776	14,776	—	—	—

Total	$41,583	$21,452	$8,961	$4,829	$6,341

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

Inflation

Inflation did not have a material impact on the Company’s results of operations in recent years, and the Company does not expect inflation to have a material impact on its operations in 2015.

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

Revenue Recognition

Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer and the earnings process is complete. Revenue related to the Company’s measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. Fees billed to customers associated with the distribution of products are classified as revenue. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company separately sells extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year. Revenues are presented net of sales-related taxes.

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

Income Taxes

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred assets of a taxing jurisdiction in which it operates, unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income over at least a two-year period.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Accounting Standards Codification Topic 740, Income Taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

Goodwill Impairment

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2014, 2013 and 2012.

Stock-Based Compensation

The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model to value stock options, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

Impact of Recently Issued Accounting Standards

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

Foreign Exchange Exposure

The Company conducts a significant portion of its business outside the United States. At present, 64% of its revenues are invoiced, and a significant portion of its operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on the Company’s results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of the Company’s operations cannot be accurately predicted due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although the Company’s most significant exposures are to the euro, Swiss franc, Japanese yen, and Brazilian real. To the extent that the percentage of its non-U.S. dollar revenues derived from international sales increases in the future, the Company’s exposure to risks associated with fluctuations in foreign exchange rates may increase. The Company is aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, it does not regularly use such instruments, and none were utilized in 2014, 2013 or 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 25, 2015

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$109,289	$124,630
Short-term investments	64,995	64,994
Accounts receivable, net	83,959	66,309
Inventories, net	59,334	48,940
Deferred income taxes, net	5,936	4,601
Prepaid expenses and other current assets	17,021	14,645

Total current assets	340,534	324,119

Property and equipment:
Machinery and equipment	45,254	36,924
Furniture and fixtures	6,156	6,888
Leasehold improvements	19,676	11,765

Property and equipment at cost	71,086	55,577
Less: accumulated depreciation and amortization	(41,741)	(39,126)

Property and equipment, net	29,345	16,451

Goodwill	19,205	19,358
Intangible assets, net	9,109	8,112
Service inventory	20,646	19,033
Deferred income taxes, net	6,624	4,423

Total assets	$425,463	$391,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,437	$14,881
Accrued liabilities	26,127	20,141
Income taxes payable	—	1,690
Current portion of unearned service revenues	23,572	21,331
Customer deposits	2,046	2,910

Total current liabilities	67,182	60,953
Unearned service revenues - less current portion	13,799	13,414
Deferred income tax liability	—	1,171
Other long-term liabilities	628	8

Total liabilities	81,609	75,546

Commitments and contingencies - See Note 12

Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $.001, 50,000,000 shares authorized; 17,997,665 and 17,868,372 issued; 17,317,430 and 17,188,137 outstanding, respectively	18	18
Additional paid-in capital	200,090	191,874
Retained earnings	159,516	125,867
Accumulated other comprehensive (loss) income	(6,695)	7,266
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	343,854	315,950

Total liabilities and shareholders’ equity	$425,463	$391,496

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2014	2013	2012
SALES
Product	$284,147	$238,841	$227,905
Service	57,679	52,943	45,490

Total sales	341,826	291,784	273,395

COST OF SALES
Product	114,994	97,630	94,103
Service	37,918	32,261	29,673

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	152,912	129,891	123,776

GROSS PROFIT	188,914	161,893	149,619

OPERATING EXPENSES
Selling and marketing	80,157	71,689	64,446
General and administrative	36,479	30,600	29,065
Depreciation and amortization	7,428	7,038	6,976
Research and development	27,510	22,412	17,578

Total operating expenses	151,574	131,739	118,065

INCOME FROM OPERATIONS	37,340	30,154	31,554

OTHER (INCOME) EXPENSE
Interest income	(96)	(74)	(160)
Other (income) expense, net	(94)	1,357	744
Interest expense	8	9	28

INCOME BEFORE INCOME TAX EXPENSE	37,522	28,862	30,942

INCOME TAX EXPENSE	3,873	7,353	7,944

NET INCOME	$33,649	$21,509	$22,998

NET INCOME PER SHARE - BASIC	$1.95	$1.26	$1.36

NET INCOME PER SHARE - DILUTED	$1.93	$1.25	$1.34

Weighted average shares - Basic	17,247,727	17,087,104	16,910,830

Weighted average shares - Diluted	17,416,453	17,241,115	17,129,128

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(in thousands)	2014	2013	2012

Net income	$33,649	$21,509	$22,998
Currency translation adjustments, net of tax	(13,961)	925	525

Comprehensive income	$19,688	$22,434	$23,523

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in
(in thousands except share data)	Shares	Amounts	Capital	Earnings	Income (Loss)	Treasury	Total
BALANCE JANUARY 1, 2012	16,700,875	$17	$169,780	$81,360	$5,816	$(9,075)	$247,898

Net income				22,998			22,998
Currency translation adjustment, net of tax					525		525
Restricted stock issued and stock based compensation under incentive plans	14,339		4,018				4,018
Stock options exercised	258,430	1	6,161				6,162
Income tax benefit from exercise of stock options			1,135				1,135

BALANCE DECEMBER 31, 2012	16,973,644	$18	$181,094	$104,358	$6,341	$(9,075)	$282,736

Net income				21,509			21,509
Currency translation adjustment, net of tax					925		925
Restricted stock issued and stock based compensation under incentive plans	17,441		4,367				4,367
Stock options exercised	197,052		5,444				5,444
Income tax benefit from exercise of stock options			969				969

BALANCE DECEMBER 31, 2013	17,188,137	$18	$191,874	$125,867	$7,266	$(9,075)	$315,950

Net income				33,649			33,649
Currency translation adjustment, net of tax					(13,961)		(13,961)
Restricted stock issued and stock based compensation under incentive plans	24,588		4,678				4,678
Stock options exercised	104,705		3,369				3,369
Income tax benefit from exercise of stock options			169				169

BALANCE DECEMBER 31, 2014	17,317,430	$18	$200,090	$159,516	$(6,695)	$(9,075)	$343,854

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$33,649	$21,509	$22,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,428	7,038	6,976
Compensation for stock options and restricted stock units	4,678	4,367	4,018
(Net recovery of) provision for bad debts	(306)	1,001	(23)
Write-down of inventories	3,272	1,167	1,978
Deferred income tax (benefit) expense	(4,707)	645	(2,016)
Income tax benefit from exercise of stock options	(169)	(969)	(1,135)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(24,587)	(4,053)	(4,840)
Inventories	(21,995)	(1,286)	(2,822)
Prepaid expenses and other current assets	(3,501)	(3,346)	(1,870)
(Decrease) increase in:
Accounts payable and accrued liabilities	8,867	6,108	(3,079)
Income taxes payable	(1,560)	(2,028)	3,497
Customer deposits	(724)	353	(1,374)
Unearned service revenues	5,313	3,772	5,565

Net cash provided by operating activities	5,658	34,278	27,873

INVESTING ACTIVITIES:
Purchases of property and equipment	(18,722)	(4,350)	(3,843)
Payments for intangible assets	(1,221)	(2,204)	(1,361)
Purchase of business acquired	(1,150)	—	—

Net cash used in investing activities	(21,093)	(6,554)	(5,204)

FINANCING ACTIVITIES:
Payments on capital leases	(8)	(93)	(132)
Income tax benefit from exercise of stock options	169	969	1,135
Proceeds from issuance of stock, net	3,369	5,444	6,162

Net cash provided by financing activities	3,530	6,320	7,165

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,436)	(2,647)	(1,141)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,341)	31,397	28,693

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	124,630	93,233	64,540

CASH AND CASH EQUIVALENTS, END OF YEAR	$109,289	$124,630	$93,233

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively the “Company” or “FARO”) designs, develops, manufactures, markets and supports software driven, three-dimensional (3-D) measurement, imaging and realization systems. The Company sells the majority of its products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building construction and law enforcement applications. The Company’s FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO 3D Imager AMP, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. The Company’s FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE and FARO forensic software, are utilized for a wide variety of 3-D modeling, documentation and high-density surveying applications, including in two of the Company’s key vertical markets – architecture, engineering and construction (AEC) and law enforcement.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income.

Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer and the earnings process is complete. Revenue related to the Company’s measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as the Company considers the earnings process complete as of the shipping date. Fees billed to customers associated with the distribution of products are classified as revenue. The Company warrants its products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company separately sells extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of the Company’s technology for medical applications is generally recognized as licensees use the technology.

Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year. Revenues are presented net of sales-related taxes.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. The Company had deposits with foreign banks totaling $58.9 million and $66.9 million as of December 31, 2014 and 2013, respectively. The Company does not presently intend to repatriate those funds. (See Note 11, Income Taxes).

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

Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging, and realization devices utilized by sales representatives to present the Company’s products to customers. Management expects these products to remain in sales demonstration inventory for approximately 12 months and are subsequently sold at prices that produce slightly reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within twelve months, such as training and loaned equipment.

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

Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.

Depreciation expense was $6,171, $5,825 and $5,769 in 2014, 2013 and 2012, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The Company does not amortize goodwill; however, performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of its reporting units, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, the Company will perform the two-step quantitative goodwill impairment test. The Company performs the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2014, 2013 and 2012.

Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with the Company’s acquisitions of CAD Zone, iQvolution AG and Dimensional Photonics International. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2014, there were no indefinite-lived intangible assets.

Product technology and patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the patents of 17 to 20 years.

The weighted-average amortization period for all the Company’s intangible assets is nine years.

Long-Lived Assets—Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there were no indications of impairment of these assets during the years ended December 31, 2014, 2013 and 2012.

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

Income Taxes—The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax assets and liabilities, projections of future taxable income, and tax planning strategies that the Company might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence for recoverability, the Company establishes a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which the Company operates unless it is “more likely than not” that the Company will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by the Company’s ability to achieve profitability and the Company’s ability to predict and achieve future projections of taxable income over at least a two-year period.

The Company recognizes tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities.

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted market price for identical instruments traded in active markets.

Level 2 - Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, it is the Company’s policy to use observable inputs whenever reasonably practicable in order to minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases, where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

Cash, cash equivalents and short-term investments - Included in cash and cash equivalents and short-term investments in the accompanying consolidated balance sheets are deposits with financial institutions and six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy. Due to their short-term nature, the carrying amounts of such financial instruments approximate their fair values.

Accounts receivable, accounts payable and accrued liabilities - The recorded amounts of these financial instruments approximate their fair value because of the short-maturities of these instruments.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of all potentially dilutive common shares by applying the treasury stock method. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented in Note 14, Earnings Per Share.

Accounting for Stock-Based Compensation—The Company has several stock-based employee and director compensation plans, which are described more fully in Note 13, Stock Compensation Plans. The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, and performance share awards granted to directors and employees.

Compensation cost for share-based awards is recorded on a straight line basis over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. These assumptions are generally based on historical averages of the Company. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock and performance share awards are equal to the market value of the Company’s common stock determined by the closing price on the date of grant and is recorded pro rata over the required service period. For those awards with performance criteria, the expense is recorded based on an assessment of achieving the criteria.

Concentration of Credit Risk—Financial instruments that expose the Company to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and believes it is not exposed to any significant credit risk on its operating demand deposit accounts.

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

Impact of Recently Issued Accounting Standards—In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

Reclassifications—Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to current year presentation.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2014	2013	2012

Cash paid for interest	$7	$8	$28

Cash paid for income taxes	10,844	10,286	5,256

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts was as follows:

	Years ended December 31,
	2014	2013	2012
Balance, beginning of year	$3,686	$3,780	$4,585
Provision (net of recovery)	(306)	1,001	(23)
Amounts written off, net of recoveries	(1,536)	(1,095)	(782)

Balance, end of year	$1,844	$3,686	$3,780

4.	SHORT-TERM INVESTMENTS

Short-term investments of $65.0 million at December 31, 2014 and 2013 were comprised of U.S. Treasury Bills that mature through June 11, 2015. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest. The fair value of the U.S. Treasury Bills at December 31, 2014 and 2013 approximated cost. For further discussion of fair value, refer to the fair value of financial instruments section of Note 1, Summary of Significant Accounting Policies.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2014	As of December 31, 2013
Raw materials	$27,058	$22,562
Finished goods	13,075	6,833
Sales demonstration inventory	19,201	19,545

Inventories, net	$59,334	$48,940

Service inventory	$20,646	$19,033

6.	GOODWILL

The Company’s goodwill at December 31, 2014 and 2013 is related to its previous acquisitions of four businesses. The Company evaluates each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If Step 1 of the quantitative goodwill impairment test is performed, the fair value of a reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. Impairments to goodwill are charged against earnings in the period the impairment is identified. The Company has two reporting units for which goodwill was tested on December 31, 2014: the Americas Region, and the Europe/Africa Region, as shown in the table below. As of December 31, 2014 and 2013, the Company did not have any goodwill that was identified as impaired. The decrease in goodwill in 2014 related to changes in foreign exchange rates, partially offset by goodwill resulting from an acquisition completed in 2014. Changes in goodwill of $0.5 million in 2013 were due to adjustments for changes in foreign exchange rates.

December 31, 2014	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$1,372	$—	$8,366
Europe/Africa region	12,364	—	(1,525)	10,839
Asia-Pacific Region	—	—	—	—

Total	$19,358	$1,372	$(1,525)	$19,205

December 31, 2013	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance

Americas Region	$6,994	$—	$—	$6,994
Europe/Africa region	11,822	—	542	12,364
Asia-Pacific Region	—	—	—	—

Total	$18,816	$—	$542	$19,358

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2014
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$9,065	$8,215	$850
Patents	12,169	4,621	7,548
Other	8,010	7,299	711

Total	$29,244	$20,135	$9,109

	As of December 31, 2013
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$10,917	$9,710	$1,207
Patents	10,599	4,118	6,481
Other	8,028	7,604	424

Total	$29,544	$21,432	$8,112

Amortization expense was $1,257, $1,213 and $1,207 in 2014, 2013 and 2012, respectively. The estimated amortization expense for each of the years 2015 through 2019 and thereafter is as follows:

Years ending December 31,	Amount

2015	$1,355
2016	1,159
2017	1,084
2018	982
2019	798
Thereafter	3,731

$9,109

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2014	2013
Accrued compensation and benefits	$17,544	$11,591
Accrued warranties	2,719	2,364
Professional and legal fees	1,475	1,203
Other accrued liabilities	4,389	4,983

	$26,127	$20,141

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2014	2013	2012
Balance, beginning of year	$2,364	$2,359	$2,365
Provision for warranty expense	3,848	3,541	3,071
Fulfillment of warranty obligations	(3,493)	(3,536)	(3,077)

Balance, end of year	$2,719	$2,364	$2,359

9.	LINE OF CREDIT

On July 11, 2006, the Company entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and require the Company to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of the Company’s fiscal quarters. As of December 31, 2014, the Company was in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expires on March 31, 2015. The Company has not drawn on this line of credit in 2014, 2013 or 2012.

10.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2014	2013	2012
Foreign exchange transaction (gains) losses	$(103)	$1,307	$642
Other	9	50	102

Total other (income) expense, net	$(94)	$1,357	$744

11.	INCOME TAXES

Income before income tax expense consists of the following:

	Years ended December 31,
	2014	2013	2012
Domestic	$12,877	$14,842	$8,310
Foreign	24,645	14,020	22,632

Income before income taxes	$37,522	$28,862	$30,942

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$3,780	$4,859	$4,418
State	367	472	429
Foreign	4,433	3,751	5,537

Current income tax expense	8,580	9,082	10,384
Deferred:
Federal	306	(1,105)	(1,871)
State	30	(108)	(183)
Foreign	(5,043)	(516)	(386)

Deferred income tax benefit	(4,707)	(1,729)	(2,440)

Income tax expense	$3,873	$7,353	$7,944

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 differ from the amount computed by applying the federal statutory corporate rate to income before income taxes. The differences are recorded as follows:

	Years ended December 31,
	2014	2013	2012
Tax expense (benefit) at statutory rate of 34%	$12,757	$9,813	$10,521
State income taxes, net of federal benefit	425	490	274
Foreign tax rate difference	(2,917)	(1,345)	(2,549)
Research and development credit	(583)	(957)	—
Change in valuation allowance	(5,392)	(187)	3
Equity based compensation	880	(212)	(225)
Manufacturing credit	(721)	(249)	(139)
Other	(576)	—	59

Total income tax expense	$3,873	$7,353	$7,944

The components of the Company’s net deferred income tax asset and liabilities are as follows:

	As of December 31,
	2014	2013
Net deferred income tax asset - Current
Warranty cost	$404	$348
Bad debt reserve	30	73
Inventory reserve	512	253
Unearned service revenue	3,474	2,992
Other, net	1,516	935

Net deferred income tax asset - Current	$5,936	$4,601

Net deferred income tax asset - Non-current
Depreciation	$(3,059)	$(1,559)
Goodwill amortization	(2,007)	(1,841)
Product design costs	(136)	(259)
Employee stock options	2,756	3,021
Unearned service revenue	1,649	1,654
Loss carryforwards	9,240	10,252

Deferred income tax asset - Non-current	8,443	11,268

Valuation Allowance	(1,819)	(6,845)

Net deferred income tax asset - Non-current	$6,624	$4,423

Net deferred income tax liability - Non-current

Intangible assets	$—	$(1,171)

The effective income tax rate for 2014, 2013, and 2012 includes a reduction in the statutory corporate tax rates for the Company’s operations in Switzerland. The favorable tax rate ruling requires the Company to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $1.9 million, or $0.11 per share, in the year ended December 31, 2014, $1.5 million, or $0.09 per share, in the year ended December 31, 2013, and $0.9 million, or $0.05 per share, in the year ended December 31, 2012.

At December 31, 2014 and 2013, the Company’s domestic entities had deferred income tax assets in the amount of $5.2 million and $5.5 million, respectively. At December 31, 2014 and 2013, the Company’s foreign subsidiaries had deferred tax assets primarily relating to net operating losses, some of which expire in the next 5 to 15 years and others which can be carried forward indefinitely, of $9.2 million and $10.3 million, respectively. The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $1.8 million and $6.8 million, respectively. The net change in the total valuation allowance for each of years ended December 31, 2014, 2013 and 2012, was a decrease of $5.0 million, a decrease of $0.2 million and an increase of $3.0 thousand, respectively. During the year ended December 31, 2014, the Company identified certain immaterial errors related to deferred tax assets and the related valuation allowance. As a result, the Company decreased deferred tax assets and the related valuation allowance by $4.7 million each to correct the gross-up error. The above table has been adjusted to reflect this adjustment. The Company believes this error is not material to the consolidated financial statements of any prior interim or annual periods and that the correction of the error was not material to the Company’s 2014 consolidated financial statements.

The valuation allowance as of December 31, 2014 and 2013 was primarily related to foreign net operating loss carryforwards that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. In 2014, certain foreign subsidiaries which had previously generated losses, established a pattern of profitability which resulted in the Company concluding that the valuation allowance should be reversed based on the assessment previously described. As a result, the Company recorded a $4.5 million discrete tax adjustment during the third quarter of 2014. The remaining changes impacting the valuation allowance for the year ended December 31, 2014 related to changes in foreign currency.

The Company has not recognized any U.S. tax expense on undistributed international earnings, as it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company’s net undistributed international earnings were approximately $106.2 million and $78.2 million at December 31, 2014 and 2013, respectively.

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company reviews its tax contingencies on a regular basis and makes appropriate accruals as necessary.

As of December 31, 2014 and 2013, the Company’s gross unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2014	2013	2012

Balance at January 1,	$265	$265	$265
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31,	$265	$265	$265

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2014:

Jurisdiction	Open Years	Examination in Process

United States - Federal Income Tax	2010-2014	N/A
United States - various states	2010-2014	N/A
Germany	2009-2014	2010-2011
Switzerland	2013	N/A
Singapore	2010-2014	N/A

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.3 million. FARO does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position. The Company is subject to income taxes at the federal, state and foreign country level. The Company’s tax returns are subject to examination at the U.S. federal level from 2010 forward and at the state level subject to a three to four year statute of limitations. In September 2013, the U.S. Internal Revenue Service issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. The Company adopted these new regulations as of January 1, 2014, and it did not have a material effect on its consolidated financial statements.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases buildings and equipment under non-cancellable operating leases through 2024. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2014:

Years ending December 31,	Amount
2015	$6,668
2016	5,740
2017	3,221
2018	2,621
2019	2,208
Thereafter	6,341

Total future minimum lease payments	$26,799

Rent expense for 2014, 2013, and 2012 was $6,119, $5,227 and $4,917, respectively.

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

On July 10, 2013, the matter was settled with no impact to the Company’s financial statements.

13.	STOCK COMPENSATION PLANS

The Company has five compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 1997 Employee Stock Option Plan (1997 Plan) provided for granting incentive stock options and nonqualified stock options to officers and key employees of the Company. The 1997 Non-employee Director Stock Option Plan provided for granting nonqualified stock options and formula options to non-employee directors. The 2004 Equity Incentive Plan (2004 Plan), the 2009 Equity Incentive Plan (2009 Plan), and the 2014 Equity Incentive Plan (2014 Plan) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

The Company was authorized to grant awards for up to 1,400,000 shares of common stock under the 1997 Plan, of which no options remain outstanding. The Company was also authorized to grant awards for up to 250,000 shares of common stock under the 1997 Non-employee Director Stock Option Plan, of which no options remain outstanding. The Company was authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 120,988 options are currently outstanding at exercise prices between $13.04 and $31.06. The Company was also authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminated or expired unexercised or were canceled, forfeited or lapsed for any reason. There are 768,941 options currently outstanding under the 2009 Plan at exercise prices between $24.30 and $57.54. The options outstanding under the 2004 Plan and the 2009 Plan have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period.

In May 2014, the Company’s shareholders approved the 2014 Plan authorizing the Company to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 8,500 options currently outstanding under the 2014 Plan at exercise prices between $46.40 and $51.75. The options outstanding under the 2014 Plan have a 7-year term and vest over a 3-year period. The Company will not make any further grants under the 1997 Plan, the 1997 Non-employee Director Stock Option Plan, the 2004 Plan or the 2009 Plan.

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

Prior to 2013, upon election to the Board, each non-employee director received an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually on the first business day following the annual meeting of shareholders, each non-employee director was granted restricted shares of common stock with a value equal to $70,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to the non-employee director’s continued membership on the Board.

Beginning in 2013, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually on the first business day following the annual meeting of shareholders, each non-employee director is granted restricted shares of common stock with a value equal to $80,000, calculated as of the closing share price on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to a non-employee director’s continued membership on the Board. The Company records compensation cost associated with its restricted stock unit grants on a straight-line basis over the vesting term.

Compensation costs charged to operations associated with the Company’s stock incentive plans were $4,678, $4,409 and $4,080 in 2014, 2013 and 2012, respectively.

The Company used the Black-Scholes option-pricing model to determine the fair value of stock option grants made using the following assumptions:

	Years Ended December 31,
	2014	2013	2012

Risk-free interest rate	0.95% - 1.32%	0.55% - 1.03%	0.50% - 0.66%

Expected dividend yield	0%	0%	0%

Expected option life	3-4 years	4 years	4 years

Expected volatility	42.5% - 45.4%	46.1% - 48.4%	50.4% - 50.7%

Weighted-average expected volatility	42.6%	48.2%	50.7%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2014
Outstanding at January 1, 2014	814,291	$39.56
Granted	248,388	56.81
Forfeited	(59,545)	43.47
Exercised	(104,705)	35.48

Outstanding at December 31, 2014	898,429	$44.40	4.3	$16,427

Options exercisable at December 31, 2014	446,760	$36.78	2.9	$11,569

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 were $19.38, $14.41 and $22.28, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $3.7 million and $7.1 million, respectively. The total fair value of stock options using the Black-Scholes option pricing model vested during the years ended December 31, 2014, 2013 and 2012 was $3.7 million, $3.3 million and $1.7 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	31,448	$41.39
Granted	13,706	43.43
Forfeited	—	—
Vested	(31,199)	41.31

Non-vested at December 31, 2014	13,955	$43.57

As of December 31, 2014, there was $5.2 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.8 years.

14.	EARNINGS PER SHARE

Basic earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock, and performance share awards. Performance share awards are included in the diluted earnings per share calculation when the performance criteria are achieved. The Company’s potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, the Company did not have any outstanding performance share awards.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Years Ended December 31,
	2014		2013		2012
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,247,727	$1.95	17,087,104	$1.26	16,910,830	$1.36
Effect of dilutive securities	168,726	(0.02)	154,011	(0.01)	218,298	(0.02)

Diluted EPS	17,416,453	$1.93	17,241,115	$1.25	17,129,128	$1.34

Securities excluded from the determination of weighted average shares for the calculation of diluted EPS, as they were antidilutive	520,739		403,649		238,266

15.	EMPLOYEE RETIREMENT BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement plan for its eligible U.S. employees. The Company terminated matching contributions on April 18, 2009 and reinstated them on March 1, 2011. Costs charged to operations in connection with the 401(k) plan during 2014, 2013, and 2012 aggregated $1,127, $934, and $876, respectively.

16.	SEGMENT REPORTING

The Company has three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. The Company includes costs related to Corporate in its Americas region. The Company does not incur research and development expenses in its Asia-Pacific region.

The Company develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software, and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of consolidated sales. The Company evaluates performance and allocates resources based upon profitable growth and assets deployed.

The following table presents information about the Company’s reportable segments:

	As of and for the Years Ended December 31,
	2014	2013	2012
Americas Region
Net sales to external customers	$138,968	$120,435	$108,616
Depreciation and amortization	3,989	4,012	4,294
Operating income	7,490	6,270	2,949
Long-lived assets	37,013	23,791	21,775
Capital expenditures	12,347	3,563	1,435
Total assets	222,273	201,679	179,594

Europe/Africa Region
Net sales to external customers	$120,179	$103,415	$100,111
Depreciation and amortization	2,090	1,880	1,658
Operating income	8,811	6,417	10,703
Long-lived assets	17,599	17,409	16,871
Capital expenditures	4,799	1,558	1,672
Total assets	124,535	122,197	110,152

Asia-Pacific Region
Net sales to external customers	$82,679	$67,934	$64,668
Depreciation and amortization	1,349	1,146	1,024
Operating income	21,039	17,467	17,902
Long-lived assets	3,047	2,721	2,562
Capital expenditures	1,576	1,319	1,565
Total assets	78,655	67,620	61,061

Totals
Net sales to external customers	$341,826	$291,784	$273,395
Depreciation and amortization	7,428	7,038	6,976
Operating income	37,340	30,154	31,554
Long-lived assets	57,659	43,921	41,208
Capital expenditures	18,722	6,440	4,672
Total assets	425,463	391,496	350,807

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total consolidated revenue.

Net sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
Net sales to external customers	2014	2013	2012
United States	$124,851	$109,757	$97,912
Americas-Other	14,117	10,678	10,704
Germany	50,437	42,471	42,413
Europe-Other	69,742	60,944	57,698
Japan	32,531	23,795	25,553
Asia-Other	50,148	44,139	39,115

	$341,826	$291,784	$273,395

Long lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated.

	As of December 31,
Long-Lived Assets	2014	2013	2012
United States	$35,900	$22,720	$20,824
Americas-Other	1,113	1,071	951
Germany	17,351	17,294	16,630
Europe-Other	248	115	241
Japan	599	434	576
Asia-Other	2,448	2,287	1,986

	$57,659	$43,921	$41,208

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014

Sales	$73,374	$82,060	$82,239	$104,153
Gross profit	40,083	45,517	46,041	57,273
Net income	4,976	6,328	11,223	11,122
Net income per share:
Basic	$0.29	$0.37	$0.65	$0.64
Diluted	$0.29	$0.36	$0.64	$0.64

Quarter ended	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013

Sales	$65,370	$68,329	$68,190	$89,895
Gross profit	36,825	36,926	38,821	49,321
Net income	4,574	3,631	5,042	8,262
Net income per share:
Basic	$0.27	$0.21	$0.29	$0.48
Diluted	$0.27	$0.21	$0.29	$0.48

18.	SUBSEQUENT EVENTS

On February 5, 2015, the Company announced the acquisition of ARAS 360 Technologies Inc. (ARAS), a privately held company for $7.7 million in cash, and up to an additional $4.0 million in contingent consideration that may be earned over a two-year period. ARAS is a global leader in the development of accident and crime reconstruction, simulation and animation software, headquartered in Kamloops, British Columbia. The acquisition is expected to complement the Company’s portfolio within the law enforcement market. The Company is in the process of allocating the purchase price to the acquired assets and liabilities based upon their estimated fair values as of the date of closing. The results of ARAS’ operations were not included in the Company’s consolidated financial statements as of or for the year ended December 31, 2014.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

FARO is implementing SAP, a new enterprise resource planning (“ERP”) system, to support and enhance the Company’s operations and financial reporting. SAP is expected to significantly impact the Company’s business, financial transaction and reporting processes. SAP is being implemented in phases, beginning with the Americas region, which implemention commenced at the start of the fourth quarter of 2014. The implementation is expected to continue in 2015 in the Europe/Africa region followed by the Asia-Pacific region. The implementation of a new worldwide ERP system affects the processes that constitute the Company’s internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as required by Exchange Act Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on the Company’s assessment under the framework in Internal Control – Integrated Framework (2013 framework), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance of meeting its objectives.

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

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements and internal control over financial reporting, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 25, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, which the Company refers to as the Proxy Statement.

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

The information required by this Item regarding executive compensation is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Executive Compensation” and “2014 Director Compensation”.

The information required by this Item regarding Compensation Committee interlocks and insider participation is incorporated herein by reference from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

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

FARO TECHNOLOGIES, INC.

Date: February 25, 2015	By:	/s/ Peter G. Abram
Peter G. Abram, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Signature	Title	Date

/s/ Simon Raab	Chairman of the Board and Director	February 25, 2015
Simon Raab

/s/ Jay W. Freeland	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015
Jay W. Freeland

/s/ Peter G. Abram Peter G. Abram	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2015

/s/ John Caldwell John Caldwell	Director	February 25, 2015

/s/ Lynn Brubaker Lynn Brubaker	Director	February 25, 2015

/s/ Stephen R. Cole Stephen R. Cole	Director	February 25, 2015

/s/ Marvin Sambur Marvin Sambur	Director	February 25, 2015

/s/ John Donofrio John Donofrio	Director	February 25, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed February 3, 2010, and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	1997 Amended and Restated Employee Stock Option Plan (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, No. 333-125021, and incorporated herein by reference)*

10.2	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed November 24, 2008, and incorporated herein by reference, SEC File No. 000-23081)*

10.3	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23081)*

10.4	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)*

10.5	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed April 15, 2009, and incorporated herein by reference, SEC File No. 000-23081)*

10.6	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2011, and incorporated herein by reference)*

10.7	2014 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 3,2014, and incorporated herein by reference)*

10.8	Summary of Director Compensation Program (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)*

10.9	Form of Patent and Confidentiality Agreement between FARO Technologies, Inc. and each of its employees (Filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1, filed August 6, 1997, No. 333-32983, and incorporated herein by reference)

10.10	Form of Restricted Stock Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference, SEC File No. 000-23801)*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference, SEC File No. 000-23801)*

10.12	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference, SEC File No. 000-23801)*

10.13	Amended and Restated Loan Agreement, dated as of July 11, 2006, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2006 and incorporated herein by reference, SEC File No. 000-23801)

10.14	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed November 24, 2008, and incorporated herein by reference, SEC File No. 000-23801)

10.15	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 24, 2009, and incorporated herein by reference, SEC File No. 000-23801)

10.16	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 22, 2009, and incorporated herein by reference, SEC File No. 000-23801)

10.17	Fourth Amendment to Amended and Restated Loan Agreement, dated March 15, 2012, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 19, 2012 and incorporated herein by reference)

10.18	Amended and Restated Employment Agreement, dated November 7, 2008, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 14, 2008, and incorporated herein by reference, SEC File No. 000-23801)*

10.19	Amendment to Amended and Restated Employment Agreement, dated April 2, 2009, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23801)*

10.20	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 14, 2010, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference, SEC File No. 000-23801)*

10.21	Amended and Restated Employment Agreement dated November 7, 2008, by and between FARO Technologies, Inc. and Keith Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 14, 2008 and incorporated herein by reference, SEC File No. 000-23801)*

10.22	Amendment to Amended and Restated Employment Agreement, dated April 2, 2009, by and between FARO Technologies, Inc. and Keith S. Bair (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23801)*

10.23	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 14, 2010, by and between FARO Technologies, Inc. and Keith Bair (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.24	Managing Director’s Service Agreement, dated October 11, 2012, between FARO Europe GmbH & Co. KG and Ralf Drews (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 16, 2012 and incorporated herein by reference)*

10.25	Employment Agreement between FARO Technologies, Inc. and Kathleen Hall, dated as of July 15, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 17, 2013 and incorporated herein by reference)*

10.26	FARO Technologies, Inc. Change in Control Severance Policy (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed November 7, 2008, and incorporated herein by reference, SEC File No. 000-23801)*

10.27	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated April 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2010, and incorporated herein by reference)*

10.28	Amendment to FARO Technologies, Inc. Change in Control Severance Policy, dated December 14, 2010 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2010 and incorporated herein by reference)*

10.29	Lease Agreement dated September 26, 2007, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference, SEC File No. 000-23801)

10.30	First Amendment to Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.31	Amended and Restated Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.32	First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of May 14, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2014 and incorporated herein by reference)

10.33	Agreement of Lease (Amendment and Restatement) between 290 National Road Limited Partnership and FARO Technologies, Inc., dated as of September 9, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 12, 2014 and incorporated herein by reference)

10.34	Employment Agreement between FARO Technologies, Inc. and Peter G. Abram, dated March 7, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014 and incorporated herein by reference)*

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements