Form 10-Q
period 2015-03-28
FARO TECHNOLOGIES INC
filed 2015-04-28
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

There were 17,380,475 shares of the registrant’s common stock outstanding as of April 23, 2015.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 28, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 28, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$96,066	$109,289
Short-term investments	64,993	64,995
Accounts receivable, net	62,339	83,959
Inventories, net	66,652	59,334
Deferred income taxes, net	5,860	5,936
Prepaid expenses and other current assets	17,809	17,021

Total current assets	313,719	340,534

Property and equipment:
Machinery and equipment	46,067	45,254
Furniture and fixtures	5,984	6,156
Leasehold improvements	19,658	19,676

Property and equipment at cost	71,709	71,086
Less: accumulated depreciation and amortization	(41,608)	(41,741)

Property and equipment, net	30,101	29,345

Goodwill	25,761	19,205
Intangible assets, net	16,933	9,109
Service inventory	21,494	20,646
Deferred income taxes, net	6,453	6,624

Total assets	$414,461	$425,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,196	$15,437
Accrued liabilities	19,771	26,127
Current portion of unearned service revenues	23,040	23,572
Customer deposits	1,556	2,046

Total current liabilities	55,563	67,182
Unearned service revenues - less current portion	13,201	13,799
Deferred income tax liability	2,025	—
Other long-term liabilities	2,423	628

Total liabilities	73,212	81,609

Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,057,768 and 17,997,665 issued; 17,377,533 and 17,317,430 outstanding, respectively	18	18
Additional paid-in capital	203,599	200,090
Retained earnings	160,180	159,516
Accumulated other comprehensive loss	(13,473)	(6,695)
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	341,249	343,854

Total liabilities and shareholders’ equity	$414,461	$425,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 28, 2015	March 29, 2014
SALES
Product	$55,044	$59,822
Service	14,895	13,552

Total sales	69,939	73,374

COST OF SALES
Product	22,177	25,153
Service	8,151	8,138

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	30,328	33,291

GROSS PROFIT	39,611	40,083

OPERATING EXPENSES:
Selling and marketing	19,105	17,433
General and administrative	9,801	8,413
Depreciation and amortization	2,493	1,847
Research and development	6,356	5,430

Total operating expenses	37,755	33,123

INCOME FROM OPERATIONS	1,856	6,960

OTHER (INCOME) EXPENSE
Interest income	(19)	(17)
Other expense, net	1,307	160

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	568	6,817

INCOME TAX (BENEFIT) EXPENSE	(96)	1,841

NET INCOME	$664	$4,976

NET INCOME PER SHARE - BASIC	$0.04	$0.29

NET INCOME PER SHARE - DILUTED	$0.04	$0.29

Weighted average shares - Basic	17,335,464	17,205,892

Weighted average shares - Diluted	17,511,821	17,364,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
(in thousands)	March 28, 2015	March 29, 2014

Net income	$664	$4,976
Currency translation adjustments, net of tax	(6,778)	(81)

Comprehensive (loss) income	$(6,114)	$4,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 28, 2015	March 29, 2014
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$664	$4,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,493	1,847
Compensation for stock options and restricted stock units	1,198	1,246
Provision for (net recovery of) bad debts	319	(120)
Write-down of inventories	1,028	1,661
Deferred income tax expense (benefit)	2,272	(410)
Income tax benefit from exercise of stock options	(292)	(58)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	18,405	1,869
Inventories	(14,221)	(4,202)
Prepaid expenses and other current assets	(1,562)	(539)
(Decrease) increase in:
Accounts payable and accrued liabilities	(9,550)	(6,103)
Income taxes payable	263	(1,619)
Customer deposits	(457)	(645)
Unearned service revenues	211	1,274

Net cash provided by (used in) operating activities	771	(823)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,436)	(2,124)
Payments for intangible assets	(133)	(419)
Purchase of businesses acquired	(12,011)	—

Net cash used in investing activities	(14,580)	(2,543)

FINANCING ACTIVITIES:
Payments on capital leases	(2)	(50)
Income tax benefit from exercise of stock options	292	58
Proceeds from issuance of stock, net	2,019	1,619

Net cash provided by financing activities	2,309	1,627

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,723)	(175)

DECREASE IN CASH AND CASH EQUIVALENTS	(13,223)	(1,914)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,289	124,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,066	$122,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2015 and March 29, 2014

(in thousands, except share and per share data, or as otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) designs, develops, manufactures, markets and supports software driven, three-dimensional (3-D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building construction and law enforcement applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO 3D Imager AMP, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE and FARO forensic software, are utilized for a wide variety of 3-D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – architecture, engineering and construction (AEC) and law enforcement.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income.

NOTE 3 – BASIS OF PRESENTATION

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 28, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying December 31, 2014 consolidated balance sheet has been derived from those audited consolidated financial statements.

NOTE 4 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

NOTE 6 – STOCK-BASED COMPENSATION

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the requisite service period.

Annually, we grant restricted stock to our non-employee directors. These director awards are granted the day following our Annual Meeting of Shareholders during the second quarter of each fiscal year and vest the day before our Annual Meeting of Shareholders in the following year. The fair value of these awards is determined by using the current market price of our common stock on the grant date.

Annually, upon approval by our Compensation Committee, we grant stock options and restricted stock units to certain employees. We also grant stock options to certain new employees throughout the year. These awards are non-performance-based subject only to time-based vesting, and vest in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.

In the first quarter of 2015, we granted performance-based stock options and restricted stock units to certain executives. If the applicable performance goals or strategic objectives are achieved, these awards will vest in three equal annual installments beginning one year after the grant date. The fair value of each of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance goals or strategic objectives.

In the first quarter of 2015, we also granted performance-based stock options and restricted stock units that include a three-year market condition. The fair value of these awards is determined by using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted average fair value of the stock options and restricted stock units that were granted during the first quarter of 2015 and valued based on the Monte Carlo Simulation valuation model was $19.97 and $44.45, respectively. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units under the Monte Carlo Simulation model are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Risk-free interest rate	0.95% - 1.48%	—
Expected dividend yield	0%	—
Expected option life	4 years	—
Expected volatility	44.5%	—
Weighted-average expected volatility	44.5%	—

For stock options granted during the three months ended March 28, 2015 and March 29, 2014 valued using the Black-Scholes option-pricing model, we used the following assumptions:

	Three Months Ended
	March 28, 2015	March 29, 2014
Risk-free interest rate	0.99% - 1.06%	1.10%
Expected dividend yield	0%	0%
Expected option life	3 years	4 years
Expected volatility	42.3%	42.5%
Weighted-average expected volatility	42.3%	42.5%

The weighted-average grant-date fair value of the stock options granted during the three months ended March 28, 2015 and March 29, 2014 and valued using the Black-Scholes option pricing model was $17.48 and $19.79 per option, respectively.

A summary of stock option activity and weighted-average exercise prices for the three months ended March 28, 2015 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 28, 2015
Outstanding at January 1, 2015	898,429	$44.40
Granted	440,553	59.66
Forfeited	(37,523)	55.28
Exercised	(59,749)	32.67

Outstanding at March 28, 2015	1,241,710	$50.04	5.1	$11,185

Options exercisable at March 28, 2015	586,671	$42.51	3.7	$9,660

The total intrinsic value of stock options exercised during the three months ended March 28, 2015 and March 29, 2014 was $1.6 million and $0.9 million, respectively. The fair value of stock options vested during the three months ended March 28, 2015 and March 29, 2014 was $3.8 million and $3.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 28, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	13,955	$43.57
Granted	4,109	59.97
Forfeited	(1,397)	59.97
Vested	(469)	55.83

Non-vested at March 28, 2015	16,198	$47.08

We recorded total stock-based compensation expense of $1,198 and $1,246 for the three months ended March 28, 2015 and March 29, 2014, respectively.

As of March 28, 2015, there was $11.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE 7 – CASH AND CASH EQUIVALENTS

We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE 8 – SHORT TERM INVESTMENTS

Short-term investments at March 28, 2015 and December 31, 2014 included U.S. Treasury Bills totaling $65.0 million that mature through June 11, 2015. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at March 28, 2015 and December 31, 2014 approximated cost.

NOTE 9 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of March 28, 2015	As of December 31, 2014
Accounts receivable	$64,359	$85,803
Allowance for doubtful accounts	(2,020)	(1,844)

Total	$62,339	$83,959

NOTE 10 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. Management expects these products to remain in sales demonstration inventory for approximately 12 months and are subsequently sold at prices that produce reduced gross margins. Service inventory is comprised of inventory that is not expected to be sold within 12 months, such as training and loaned equipment.

Inventories consist of the following:

	As of March 28, 2015	As of December 31, 2014
Raw materials	$27,428	$27,058
Finished goods	18,615	13,075
Sales demonstration inventory	20,609	19,201

Inventory, net	$66,652	$59,334

Service inventory	$21,494	$20,646

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In the first quarter of 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 28, 2015 and March 29, 2014, there were approximately 696,095 and 408,477, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance based awards, which were excluded from the dilutive calculations.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 28, 2015		March 29, 2014
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,335,464	$0.04	17,205,892	$0.29
Effect of dilutive securities	176,357	—	158,481	—

Diluted EPS	17,511,821	$0.04	17,364,373	$0.29

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of March 28, 2015	As of December 31, 2014
Accrued compensation and benefits	$12,586	$17,544
Accrued warranties	2,202	2,719
Professional and legal fees	1,250	1,475
Other accrued liabilities	3,733	4,389

	$19,771	$26,127

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Balance, beginning of period	$2,719	$2,364
Provision for warranty expense	755	869
Fulfillment of warranty obligations	(1,272)	(995)

Balance, end of period	$2,202	$2,238

NOTE 13 – INCOME TAXES

Income tax expense decreased by $1.9 million to a tax benefit of $0.1 million for the three months ended March 28, 2015 from an income tax expense of $1.8 million for the three months ended March 29, 2014. This decrease was primarily due to a decrease in pretax income during the first quarter of 2015 and $0.2 million of discrete tax benefit recognized during the first quarter of 2015 related to the tax benefit of the exercise of certain employee stock options. Our effective tax rate decreased to (16.9%) for the three months ended March 28, 2015 from 27.0% in the prior year period. Our effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, customer deposits, accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.

NOTE 15 – SEGMENT REPORTING

We have three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. We include costs related to Corporate in the Americas region. We do not incur research and development expenses in the Asia-Pacific region.

We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software, and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of consolidated sales. We evaluate performance and allocate resources based upon profitable growth and assets deployed.

The following table presents information about our reportable segments:

	Three Months Ended
	March 28, 2015	March 29, 2014
Americas Region
Net sales to external customers	$30,398	$29,594
Depreciation and amortization	1,522	1,005
Operating loss	(2,174)	(78)
Long-lived assets	48,095	24,384
Capital expenditures	1,635	1,129
Total assets	217,587	203,080

Europe/Africa Region
Net sales to external customers	$22,209	$23,836
Depreciation and amortization	611	511
Operating income	33	2,114
Long-lived assets	21,791	17,615
Capital expenditures	596	698
Total assets	118,559	118,230

Asia-Pacific Region
Net sales to external customers	$17,332	$19,944
Depreciation and amortization	360	331
Operating income	3,997	4,924
Long-lived assets	2,909	2,552
Capital expenditures	205	71
Total assets	78,315	70,953

Totals
Net sales to external customers	$69,939	$73,374
Depreciation and amortization	2,493	1,847
Operating income	1,856	6,960
Long-lived assets	72,795	44,551
Capital expenditures	2,436	1,898
Total assets	414,461	392,263

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in any of the periods presented above.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating leases that expire in or before 2024. Total obligations under these leases are approximately $6.7 million for 2015.

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of March 28, 2015, we did not have any long-term commitments for purchases.

Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

NOTE 17 – LINE OF CREDIT

On July 11, 2006, we entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and required us to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of our fiscal quarters. The term of the Amended and Restated Loan Agreement, as amended, expired on March 31, 2015. We did not extend the loan agreement.

Note 18 – BUSINESS COMBINATIONS

In February 2015, we completed the acquisition of ARAS 360 Technologies Inc. (“ARAS”) for a purchase price of $7.7 million, paid with cash on hand, subject to certain additional post-closing adjustments, and up to an additional $4.0 million in contingent consideration that may be earned over a two-year period. ARAS, a privately held business headquartered in Canada, produces a full suite of accident and crime reconstruction software tools that offer advanced graphics, analytical tools, and the ability to work with large point cloud data. The acquisition is expected to complement our portfolio within the law enforcement market.

In March 2015, we completed the acquisition of kubit GmbH for a purchase price of $4.5 million, paid with cash on hand, subject to certain additional post-closing adjustments, and up to an additional $3.3 million in contingent consideration that may be earned over a three-year period. The acquisition also included substantially all of the assets of kubit GmbH’s U.S. distributor kubit USA, Inc. (collectively “kubit”). Kubit, a privately held business with operating facilities in Germany and the United States, develops software for surveying and as-built documentation. The acquisition is expected to complement our portfolio of software products, specifically in the AEC market.

The acquisition of each of ARAS and kubit constitutes a business combination as defined by the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While we believe such information provided a reasonable basis for estimating the fair values, we may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; (2) changes in the estimated fair value of the contingent consideration; and (3) changes in deferred tax assets and liabilities related to the fair value estimates.

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	ARAS	kubit

Tangible assets acquired:
Accounts receivable	$269	$250
Other assets	9	246

Total assets acquired	278	496

Liabilities assumed:
Accounts payable and accrued liabilities	41	315
Other liabilities	210	353

Total liabilities assumed	251	668

Intangible assets
Trade name	509	658
Non-competition agreement	540	272
Technology	2,052	945
Customer relationship	2,250	715

Total intangible assets	5,351	2,590

Net assets acquired	$5,378	$2,418

Deferred tax liability	1,385	669
Purchase price, net cash of acquired	7,640	4,371
Contingent consideration	808	987

Goodwill	$4,455	$3,609

The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. Intangible assets acquired with ARAS and kubit will be amortized over a weighted-average life of about 8 years. The intangible assets and goodwill of ARAS were assigned to the Americas’ reporting unit and the kubit intangible assets and goodwill were mainly assigned to the Europe/Africa’s reporting unit. The goodwill value is not expected to be tax deductible. We estimated the fair value of the contingent consideration using a monte carlo analysis, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market and thus represents a Level 3 measure as defined in ASC 820, Fair Value Measurements and Disclosures.

Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.2 million in acquisition and integration costs for each of the ARAS and kubit acquisitions.

We have not furnished pro forma financial information related to our acquisitions of ARAS and kubit because such information is not material individually or in the aggregate to our overall financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included our Annual Report on Form 10-K for the year ended December 31, 2014.

FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	our ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of our products or their components;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate; and

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) success in our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, and (xvii) compliance with government regulations including health, safety, and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms; and

•	the impact of disruption, delays, or deficiencies in the design or implementation of our new global enterprise resource planning (ERP) system,

as well as other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q unless otherwise required by law.

Overview

We design, develop, manufacture, market and support software driven, three-dimensional (3-D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building construction and law enforcement applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO 3D Imager AMP, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE and FARO forensic software, are utilized for a wide variety of 3-D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – architecture, engineering and construction (AEC) and law enforcement.

We derive our revenues primarily from the sale of our measurement equipment and their related multi-faceted software programs. Revenue related to these products is generally recognized upon shipment. In addition, we sell extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis over the term of the warranty and revenue from training and technology consulting services when the services are provided. To date, our products have been purchased by over 15,000 customers. We also receive royalties from licensing agreements for our historical medical technology and recognize the revenue from these royalties as licensees use the technology.

We operate in international markets throughout the world and maintain sales offices in the United States, Brazil, Mexico, France, Germany, the United Kingdom, Japan, Spain, Italy, Turkey, China, South Korea, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. We manage and report our global sales in three regions: the Americas, Europe/Africa and Asia-Pacific.

We manufacture our FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO 3D Imager AMP products in our manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Germany and Switzerland. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2015.

Total sales by region for the three months ended March 28, 2015 and March 29, 2014 were as follows (in thousands):

	Three Months Ended
	March 28, 2015	% of Total	March 29, 2014	% of Total
Americas	$30,398	43%	$29,594	40%
Europe/Africa	22,209	32%	23,836	33%
Asia-Pacific	17,332	25%	19,944	27%

Total sales	$69,939		$73,374

New order bookings by region for the three months ended March 28, 2015 and March 29, 2014, were as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	% Change
Americas	$30,097	$29,102	3%
Europe/Africa	23,201	24,535	-5%
Asia-Pacific	15,774	17,246	-9%

Total new orders	$69,072	$70,883	-3%

We sell the majority of our products through a direct sales force. During the three months ended March 28, 2015 and March 29, 2014, sales through our distributor channel accounted for 9.9% and 8.1% of total sales, respectively.

We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the inter-company account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we do not regularly use such instruments, and none were utilized in 2014 or the three months ended March 28, 2015.

Over the past decade, we continue to achieve profitability, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year. Historically, our sales and earnings have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

Results of Operations

Three Months Ended March 28, 2015 Compared to the Three Months Ended March 29, 2014

Sales. Total sales decreased $3.5 million, or 4.7%, to $69.9 million for the three months ended March 28, 2015 from $73.4 million for the three months ended March 29, 2014. Our sales decline was primarily driven by the negative impact of foreign exchange rates and weaker Asia-Pacific product sales, offset partially by increased service revenue. Foreign exchange rates had a negative impact on sales of $7.0 million, decreasing sales growth by 9.5 percentage points, primarily due to the decline in the Euro and Yen relative to the U.S. dollar. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales declined 6%, driven by an 8% decrease in units sold primarily in the Europe/Africa region, partially offset by a higher average selling price mostly due to sales of our Arm accessories such as the Laser Line Probe HD. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales declined 36% mostly due to a 25% decrease in units sold primarily in the Americas and Asia-Pacific regions. Unit sales of Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) showed strong year-over-year growth with a 23% increase in FARO Focus3D primarily in the Europe/Africa region; however, the dollar amount of Laser Scanner sales grew only 3%, mostly due to the negative impact of foreign exchange rates. Total product sales decreased by $4.8 million, or 8.0%, to $55.0 million for the three months ended March 28, 2015 from $59.8 million in the prior year period. This decrease was primarily driven by the negative impact of foreign exchange rates and lower units sold of Arms and Laser Trackers, offset partly by double digit percent growth in Laser Scanner. Service revenue increased by $1.3 million, or 9.9%, to $14.9 million for the three months ended March 28, 2015 from $13.6 million in the first quarter of the prior year, primarily due to an increase in customer service and warranty revenue in the Americas region as our installed base continues to grow.

Sales in the Americas region increased $0.8 million, or 2.7%, to $30.4 million for the three months ended March 28, 2015 from $29.6 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.5 million, decreasing sales growth by 1.8 percentage points. Product sales in the Americas region decreased by $1.0 million, or 4.1%, to $22.9 million for the three months ended March 28, 2015 from $23.9 million in the prior year, primarily driven by a decrease in Laser Tracker units sold. Service revenue in the Americas region increased by $1.8 million, or 31.5%, to $7.5 million for three months ended March 28, 2015 from $5.7 million in the prior year period, primarily due to an increase in customer service revenue.

Sales in the Europe/Africa region decreased $1.6 million, or 6.8%, to $22.2 million for the three months ended March 28, 2015 from $23.8 million in the prior year period. Foreign exchange rates had a negative impact on sales of $5.4 million, decreasing sales growth by 22.5 percentage points. Total product sales in the Europe/Africa region decreased by $0.8 million, or 4.3%, to $17.4 million for the three months ended March 28, 2015 from $18.2 million in the prior year, primarily driven by the negative impact of the decline in the Euro rate relative to the U.S. dollar, partially offset by strong year-over-year growth in units sold of Laser Tracker and Scanners. Service revenue in the Europe/Africa region decreased by $0.9 million, or 15.0%, to $4.8 million for the three months ended March 28, 2015 from $5.7 million in the prior year period, primarily due to the negative impact in the Euro exchange rate.

Sales in the Asia-Pacific region decreased $2.6 million, or 13.1%, to $17.3 million for the three months ended March 28, 2015 from $19.9 million in the prior year period. Foreign exchange rates had a negative impact on sales of $1.1 million, decreasing sales growth by 5.3 percentage points. Total product sales in the Asia-Pacific region decreased by $3.1 million, or 16.9%, to $14.7 million for the three months ended March 28, 2015 from $17.8 million in the prior year period. This decrease was primarily driven by a decline in units sold of Laser Trackers and modestly lower units sold of Arm, primarily in Japan. Service revenue in the Asia-Pacific region increased by $0.4 million, or 18.2%, to $2.6 million for the three months ended March 28, 2015 from $2.2 million in the prior year period, primarily due to higher customer service and warranty revenue.

Gross profit. Gross profit decreased by $0.5 million, or 1.2%, to $39.6 million for the three months ended March 28, 2015 from $40.1 million for the three months ended March 29, 2014, primarily driven by lower units sold of Arm and Laser Tracker, partially offset by an increase in gross margin. Gross margin increased to 56.6% for the three months ended March 28, 2015 from 54.6% in the prior year period. Gross margin from product revenue increased by 1.7 percentage points to 59.7% for the three months ended March 28, 2015 from 58.0% in the prior year period. This increase was primarily driven by product mix, a higher Arm average selling price and lower Laser Scanner average unit cost. Gross margin from service revenue increased by 5.4 percentage points to 45.3% for the three months ended March 28, 2015 from 39.9% for the prior year period, primarily due to higher customer service volume in the Americas region leveraging the service cost base.

Selling and Marketing Expenses. Selling and marketing expenses increased by $1.7 million, or 9.6%, to $19.1 million for the three months ended March 28, 2015 from $17.4 million for the three months ended March 29, 2014. The increase in selling and marketing expenses was primarily due to higher compensation costs of $1.3 million, travel costs of $0.2 million, and advertising costs of $0.2 million.

Worldwide sales and marketing headcount increased by 66, or 14.4%, to 523 at March 28, 2015 from 457 at March 29, 2014. Regionally, our sales and marketing headcount increased by 40, or 28.6%, to 180 at March 28, 2015 from 140 at March 29, 2014 in the Americas; increased by 23, or 15.4%, to 172 at March 28, 2015 from 149 at March 29, 2014 in Europe/Africa; and increased by 3, or 1.8%, in Asia-Pacific to 171 at March 28, 2015 from 168 at March 29, 2014. The increase in headcount was driven, in part, by our recent acquisitions, and to support our expected long-term sales growth.

As a percentage of sales, selling and marketing expenses increased to 27.3% of sales in the three months ended March 28, 2015 from 23.8% of sales in the three months ended March 29, 2014. Regionally, selling and marketing expenses were 26.2% of sales in the Americas for the three months ended March 28, 2015 compared to 21.1% of sales in the prior year period; 30.7% of sales in Europe/Africa for the three months ended March 28, 2015 compared to 28.4% of sales in the prior year period; and 25.0% of sales in Asia-Pacific for the three months ended March 28, 2015 compared to 22.2% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 16.5%, to $9.8 million, for the three months ended March 28, 2015 from $8.4 million for the three months ended March 29, 2014. The increase in general and administrative expenses was primarily driven higher compensation expense reflecting higher year-over-year headcount. Also contributing to the increase in expenses were higher advisory and consulting fees related to ERP implementation, acquisition activity, and year-end audit as well as moving costs related to the opening of our new Exton, Pennsylvania manufacturing facility. General and administrative expenses as a percentage of sales increased to 14.0% for the three months ended March 28, 2015 from 11.5% for the three months ended March 29, 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.7 million, or 35.0%, to $2.5 million for the three months ended March 28, 2015 from $1.8 million for the three months ended March 29, 2014, primarily due to depreciation for our ERP system and opening of the Exton, Pennsylvania facility.

Research and development expenses. In 2014, the Company increased its investment in research and development to accelerate new product development by increasing engineering headcount. As a result, research and development expenses increased $1.0 million, or 17.1%, to $6.4 million for the three months ended March 28, 2015 from $5.4 million for the three months ended March 29, 2014. Subcontractor and project material costs also contributed to the year-over-year increase in research and development. Research and development expenses as a percentage of sales increased to 9.1% for the three months ended March 28, 2015 from 7.4% for the three months ended March 29, 2014.

Other (income) expense. Other (income) expense increased by $1.2 million to $1.3 million for the three months ended March 28, 2015 from $0.1 million for the three months ended March 29, 2014. The increase in other (income) expense was mostly a result of the impact of the rapid appreciation in the Swiss Franc relative to the U.S. dollar on the value of current intercompany account balances of our subsidiaries.

Income tax (benefit) expense. Income tax expense decreased by $1.9 million to a tax benefit of $0.1 million for the three months ended March 28, 2015 from $1.8 million of expense for the three months ended March 29, 2014, primarily due to lower pre-tax income and $0.2 million of discrete tax benefit recognized during the first quarter of 2015 related to the exercise of certain employee stock options. Our effective tax rate decreased to (16.9%) for the three months ended March 28, 2015 compared with 27.0% in the prior year period. In addition, our effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $4.3 million to $0.7 million for the three months ended March 28, 2015 from $5.0 million for the three months ended March 29, 2014 as a result of the factors described above.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) decreased by $5.6 million to $3.0 million for the three months ended March 28, 2015 from $8.6 million for the three months ended March 29, 2014. The decrease in EBITDA was mostly driven by lower product sales in the Asia-Pacific region, higher research and development investment and an unfavorable foreign exchange rate impact to other (income) expense.

EBITDA is a non-GAAP financial measure that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects our core operating performance. We believe this will help investors perform trend analysis and better identify operating trends. EBITDA is useful for analytical purposes; however, it should not be considered an alternative to our reported GAAP results, as there are limitations in using such financial measures. Furthermore, our EBITDA measures shown may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with GAAP to EBITDA:

	Three Months Ended
in thousands	March 28, 2015	March 29, 2014
Net income	$664	$4,976

Add (deduct):
Interest expense	—	—
Interest income	(19)	(17)
Income taxes	(96)	1,841
Depreciation and amortization	2,493	1,847

Total adjustments	2,378	3,671

EBITDA	$3,042	$8,647

Liquidity and Capital Resources

Cash and cash equivalents decreased by $13.2 million to $96.1 million at March 28, 2015 from $109.3 million at December 31, 2014. The decrease was primarily attributable to acquisitions completed in the first quarter of 2015, which represented a combined cash payment of $12.0 million, and $2.4 million of purchases of capital equipment, partially offset by $2.0 million in proceeds from stock option exercises and slightly positive cash flow from operations reflecting receivables collected in the quarter partially offset by an increase in inventory driven by the decline in sales in the quarter.

Of our cash and cash equivalents, $61.8 million was held by foreign subsidiaries. Our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to provide at that time for the income taxes that would be triggered upon their repatriation.

On July 11, 2006, we entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00% and required us to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of our fiscal quarters. As of March 28, 2015, we were in compliance with all of the covenants under the Amended and Restated Loan Agreement, as amended. The term of the Amended and Restated Loan Agreement, as amended, expired on March 31, 2015. We did not draw on this line of credit and we did not extend the term of the loan agreement.

We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in our calculation, in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, goodwill impairment, and stock-based compensation. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on our operations and financial position.

Revenue Recognition

Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer, and the earnings process is complete. Revenue related to our measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as we consider the earnings process complete as of the shipping date. Fees billed to customers associated with the distribution of products are classified as revenue. We warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. We separately sell extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of our technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year. Revenues are presented net of sales-related taxes.

Reserve for Excess and Obsolete Inventory

Since the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate, unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income over at least a two-year period.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by ASC Topic 740, Income Taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We assess the likelihood and amount of potential adjustment and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

Reserve for Warranties

We establish at the time of sale a liability for the one year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.

Goodwill Impairment

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment at least annually. We perform our annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and our current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the three months ended March 28, 2015 or the year ended December 31, 2014.

Stock-Based Compensation

We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest.

Annually, we grant restricted stock to our non-employee directors. These director awards are granted the day following our Annual Meeting of Shareholders during the second quarter of each fiscal year and vest the day before our Annual Meeting of Shareholders in the following year. The fair value of these awards is determined by using the current market price of our common stock on the grant date.

Annually, upon approval by our Compensation Committee, we grant stock options and restricted stock units to certain employees. We also grant stock options to certain new employees throughout the year. These awards are non-performance-based subject only to time-based vesting, and vest in three equal annual installments beginning one year after the grant date. The fair value of each of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.

In the first quarter of 2015, we granted performance-based stock options and restricted stock units to certain executives. If the applicable performance goals or strategic objectives are achieved, these awards will vest in three equal annual installments beginning one year after the grant date. The fair value of each of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance goals or strategic objectives.

In the first quarter of 2015, we also granted performance-based stock options and restricted stock units that include a three-year market condition. The fair value of these awards is determined by using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.

The Black-Scholes and Monte Carlo Simulation valuation models require the input of assumptions, including dividend yield, risk-free interest rate, the expected life of options or awards, and the estimated volatility of our common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, we are also required to estimate the extent to which stock-based awards will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, 60% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese Yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we do not regularly use such instruments, and none were utilized in 2014 or the first quarter of 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of March 28, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of March 28, 2015, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiriation date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the three month period ended March 28, 2015 under this program. As of March 28, 2015, we had $21.1 million available for repurchase under this share repurchase program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Separation and release letter agreement between FARO Technologies, Inc. and Peter G. Abram, Jr., dated as of March 20, 2015 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 25, 2015, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: April 28, 2015	By:	/s/ Janet D’Anjou
		Name:	Janet D’Anjou
		Title:	Vice President and Corporate Controller
(Duly Authorized Officer and Principal Financial Officer)