Form 10-Q
period 2015-06-27
FARO TECHNOLOGIES INC
filed 2015-07-29
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

There were 17,393,758 shares of the registrant’s common stock outstanding as of July 23, 2015.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 27, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 27, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$90,576	$109,289
Short-term investments	64,993	64,995
Accounts receivable, net	70,002	83,959
Inventories, net	68,901	59,334
Deferred income taxes, net	5,510	5,936
Prepaid expenses and other current assets	18,818	17,021

Total current assets	318,800	340,534

Property and equipment:
Machinery and equipment	45,997	45,254
Furniture and fixtures	5,946	6,156
Leasehold improvements	19,537	19,676

Property and equipment at cost	71,480	71,086
Less: accumulated depreciation and amortization	(40,241)	(41,741)

Property and equipment, net	31,239	29,345

Goodwill	26,885	19,205
Intangible assets, net	16,399	9,109
Service inventory	22,014	20,646
Deferred income taxes, net	6,489	6,624

Total assets	$421,826	$425,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,302	$15,437
Accrued liabilities	19,226	26,127
Income taxes payable	403	—
Current portion of unearned service revenues	23,882	23,572
Customer deposits	1,431	2,046

Total current liabilities	54,244	67,182
Unearned service revenues - less current portion	13,570	13,799
Deferred income tax liability	2,043	—
Other long-term liabilities	2,961	628

Total liabilities	72,818	81,609

Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,073,588 and 17,997,665 issued; 17,393,353 and 17,317,430 outstanding, respectively	18	18
Additional paid-in capital	205,019	200,090
Retained earnings	164,328	159,516
Accumulated other comprehensive loss	(11,282)	(6,695)
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	349,008	343,854

Total liabilities and shareholders’ equity	$421,826	$425,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
SALES
Product	$69,437	$67,382	$124,481	$127,204
Service	14,338	14,678	29,233	28,230

Total sales	83,775	82,060	153,714	155,434

COST OF SALES
Product	29,532	26,392	51,709	51,545
Service	9,697	10,151	17,848	18,289

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	39,229	36,543	69,557	69,834

GROSS PROFIT	44,546	45,517	84,157	85,600

OPERATING EXPENSES:
Selling and marketing	20,063	19,715	39,168	37,148
General and administrative	9,066	8,867	18,867	17,280
Depreciation and amortization	2,739	1,868	5,232	3,715
Research and development	7,254	6,658	13,610	12,088

Total operating expenses	39,122	37,108	76,877	70,231

INCOME FROM OPERATIONS	5,424	8,409	7,280	15,369

OTHER (INCOME) EXPENSE
Interest income, net	(24)	(21)	(43)	(38)
Other expense (income), net	83	(149)	1,390	11

INCOME BEFORE INCOME TAX EXPENSE	5,365	8,579	5,933	15,396

INCOME TAX EXPENSE	1,217	2,251	1,121	4,092

NET INCOME	$4,148	$6,328	$4,812	$11,304

NET INCOME PER SHARE - BASIC	$0.24	$0.37	$0.28	$0.66

NET INCOME PER SHARE - DILUTED	$0.24	$0.36	$0.27	$0.65

Weighted average shares - Basic	17,384,382	17,233,012	17,360,749	17,220,146

Weighted average shares - Diluted	17,502,219	17,338,388	17,500,619	17,364,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$4,148	$6,328	$4,812	$11,304
Currency translation adjustments, net of tax	2,191	99	(4,587)	18

Comprehensive income	$6,339	$6,427	$225	$11,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 27, 2015	June 28, 2014
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$4,812	$11,304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,232	3,715
Compensation for stock options and restricted stock units	2,468	2,444
Provision for bad debts	410	66
Loss on disposal of assets	644	—
Write-down of inventories	1,505	2,380
Deferred income tax expense (benefit)	561	(1,249)
Income tax benefit from exercise of stock options	(286)	(59)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	11,820	297
Inventories	(15,097)	(9,025)
Prepaid expenses and other current assets	(1,948)	(341)
(Decrease) increase in:
Accounts payable and accrued liabilities	(12,636)	(714)
Income taxes payable	722	(1,644)
Customer deposits	(589)	(395)
Unearned service revenues	782	2,727

Net cash (used in) provided by operating activities	(1,600)	9,506

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,073)	(4,555)
Payments for intangible assets	(1,185)	(927)
Purchase of businesses acquired, net of cash	(12,011)	—

Net cash used in investing activities	(19,269)	(5,482)

FINANCING ACTIVITIES:
Payments on capital leases	(5)	(4)
Income tax benefit from exercise of stock options	286	59
Proceeds from issuance of stock, net	2,175	1,655

Net cash provided by financing activities	2,456	1,710

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(300)	(529)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,713)	5,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,289	124,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,576	$129,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2015 and June 28, 2014

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

NOTE 3 – BASIS OF PRESENTATION

The condensed consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months and six months ended June 27, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

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

NOTE 4 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved to defer the effective date of the new standard. With this deferral, the new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effective transition method. We are evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In the first quarter of 2015, we granted performance-based stock options and restricted stock units to certain executives. If the applicable performance goals or strategic objectives are achieved, these awards will vest in three equal annual installments beginning one year after the grant date. The fair value of each of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance goals or strategic objectives. There were no performance-based stock options or restricted stock units granted in the second quarter of 2015.

In the first quarter of 2015, we also granted performance-based stock options and restricted stock units that include a three-year market condition. The fair value of these awards is determined by using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value that the award recipients ultimately receive. There were no performance-based stock options or restricted stock units granted in the second quarter of 2015.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted average fair value of the stock options and restricted stock units that were granted during the first six months of 2015 and valued based on the Monte Carlo Simulation valuation model was $19.97 and $44.45, respectively. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during the first six months of 2015 under the Monte Carlo Simulation model are as follows:

	Six Months Ended
	June 27, 2015	June 28, 2014
Risk-free interest rate	0.95% - 1.48%	—
Expected dividend yield	0%	—
Expected option life	4 years	—
Expected volatility	44.5%	—
Weighted-average expected volatility	44.5%	—

For stock options granted during the six months ended June 27, 2015 and June 28, 2014 valued using the Black-Scholes option-pricing model, we used the following assumptions:

	Six Months Ended
	June 27, 2015	June 28, 2014
Risk-free interest rate	0.80% - 1.09%	1.18% - 1.32%
Expected dividend yield	0%	0%
Expected option life	3 years	4 years
Expected volatility	42.3% - 48.5%	42.5% - 44.1%
Weighted-average expected volatility	43.2%	42.5%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The weighted-average grant-date fair value of the stock options granted during the six months ended June 27, 2015 and June 28, 2014 and valued using the Black-Scholes option pricing model was $16.72 and $19.68 per option, respectively.

A summary of stock option activity and weighted-average exercise prices for the six months ended June 27, 2015 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 27, 2015
Outstanding at January 1, 2015	898,429	$44.40
Granted	437,053	59.60
Forfeited	(64,883)	57.08
Exercised	(62,786)	33.44

Outstanding at June 27, 2015	1,207,813	$50.04	4.6	$5,262

Options exercisable at June 27, 2015	580,998	$42.49	3.3	$4,919

The total intrinsic value of stock options exercised during the three months ended June 27, 2015 and June 28, 2014 was $0.0 million in each period. For the six months ended June 27, 2015 and June 28, 2014, the total intrinsic value of stock options exercised in the respective period was $1.6 million and $0.9 million. The fair value of stock options vested during both the three months ended June 27, 2015 and June 28, 2014 was $0.0 million. The fair value of stock options vested during the six months ended June 27, 2015 and June 28, 2014 was $3.8 million and $3.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 27, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	13,955	$43.57
Granted	16,892	46.98
Forfeited	(1,397)	59.97
Vested	(13,343)	42.99

Non-vested at June 27, 2015	16,107	$45.85

We recorded total stock-based compensation expense of $1,270 and $1,198 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $2,468 and $2,444 for the six months ended June 27, 2015 and June 28, 2014, respectively.

As of June 27, 2015, there was $9.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.0 years.

NOTE 7 – CASH AND CASH EQUIVALENTS

We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE 8 – SHORT TERM INVESTMENTS

Short-term investments at June 27, 2015 included U.S. Treasury Bills totaling $65.0 million that mature through December 10, 2015. Short-term investments at December 31, 2014 included U.S. Treasury Bills totaling $65.0 million that matured through June 11, 2015. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at June 27, 2015 and December 31, 2014 approximated cost.

NOTE 9 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 27, 2015	As of December 31, 2014
Accounts receivable	$71,513	$85,803
Allowance for doubtful accounts	(1,511)	(1,844)

Total	$70,002	$83,959

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

Inventories consist of the following:

	As of June 27, 2015	As of December 31, 2014
Raw materials	$29,339	$27,058
Finished goods	17,835	13,075
Sales demonstration inventory	21,727	19,201

Inventory, net	$68,901	$59,334

Service inventory	$22,014	$20,646

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In the first quarter of 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. For the three and six months ended June 27, 2015 there were approximately 797,983 and 785,884, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based awards, which were excluded from the dilutive calculations. The effect of 409,827 and 407,827 additional shares were not included in the dilutive calculations for the three and six months ended June 28, 2014, respectively.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	June 27, 2015		June 28, 2014
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount

Basic EPS	17,384,382	$0.24	17,233,012	$0.37
Effect of dilutive securities	117,837	—	105,376	(0.01)

Diluted EPS	17,502,219	$0.24	17,338,388	$0.36

	Six Months Ended
	June 27, 2015		June 28, 2014
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount

Basic EPS	17,360,749	$0.28	17,220,146	$0.66
Effect of dilutive securities	139,870	(0.01)	144,290	(0.01)

Diluted EPS	17,500,619	$0.27	17,364,436	$0.65

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 27, 2015	As of December 31, 2014
Accrued compensation and benefits	$10,461	$17,544
Accrued warranties	2,250	2,719
Professional and legal fees	1,348	1,475
Other accrued liabilities	5,167	4,389

	$19,226	$26,127

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 27, 2015	June 28, 2014
Balance, beginning of period	$2,719	$2,364
Provision for warranty expense	1,680	1,875
Fulfillment of warranty obligations	(2,149)	(1,489)

Balance, end of period	$2,250	$2,750

NOTE 13 – INCOME TAXES

Income tax expense decreased by $1.1 million to $1.2 million for the three months ended June 27, 2015 from $2.3 million for the three months ended June 28, 2014. This decrease was primarily due to a decrease in pretax income during the second quarter of 2015. Our effective tax rate decreased to 22.7% for the three months ended June 27, 2015 from 26.2% in the prior year period. The decline in our effective tax rate was primarily due to a geographical mix shift in pretax income. Income tax expense decreased by $3.0 million to $1.1 million for the six months ended June 27, 2015 from $4.1 million for the six months ended June 28, 2014. The Company’s effective tax rate decreased by 7.7 percentage points to 18.9% for the six months ended June 27, 2015 from 26.6% for the same prior year period. The decline was driven by a discrete tax benefit of $0.2 million recorded in the first quarter of 2015 related to the tax benefit of the exercise of certain employee stock options. Our effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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

The following table presents information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Americas Region
Net sales to external customers	$38,960	$32,917	$69,358	$62,511
Depreciation and amortization	1,617	1,010	3,139	2,015
Operating income (loss)	1,117	1,452	(1,057)	1,374
Long-lived assets	49,356	25,670	49,356	25,670
Capital expenditures	2,400	1,998	4,035	3,127
Total assets	220,756	209,928	220,756	209,928

Europe/Africa Region
Net sales to external customers	$26,501	$28,931	$48,710	$52,767
Depreciation and amortization	794	527	1,405	1,038
Operating income (loss)	(400)	2,051	(367)	4,165
Long-lived assets	22,451	17,352	22,451	17,352
Capital expenditures	1,076	415	1,672	1,113
Total assets	124,476	122,381	124,476	122,381

Asia-Pacific Region
Net sales to external customers	$18,314	$20,212	$35,646	$40,156
Depreciation and amortization	328	331	688	662
Operating income	4,707	4,906	8,704	9,830
Long-lived assets	2,716	2,569	2,716	2,569
Capital expenditures	161	244	366	315
Total assets	76,594	74,576	76,594	74,576

Totals
Net sales to external customers	$83,775	$82,060	$153,714	$155,434
Depreciation and amortization	2,739	1,868	5,232	3,715
Operating income	5,424	8,409	7,280	15,369
Long-lived assets	74,523	45,591	74,523	45,591
Capital expenditures	3,637	2,657	6,073	4,555
Total assets	421,826	406,885	421,826	406,885

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in any of the periods presented above.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating leases that expire in or before 2024. Total remaining obligations under these leases are approximately $6.7 million for 2015.

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 90 days. As of June 27, 2015, we did not have any long-term commitments for purchases.

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

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	ARAS	kubit

Tangible assets acquired:
Accounts receivable	$269	$250
Other assets	9	246

Total assets acquired	278	496

Liabilities assumed:
Accounts payable and accrued liabilities	41	315
Other liabilities	210	353

Total liabilities assumed	251	668

Intangible assets
Trade name	509	658
Non-competition agreement	540	272
Technology	2,052	945
Customer relationship	2,250	715

Total intangible assets	5,351	2,590

Net assets acquired	$5,378	$2,418

Deferred tax liability	1,385	669
Purchase price, net of cash acquired	7,640	4,371
Contingent consideration	1,348	987

Goodwill	$4,995	$3,609

The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. Intangible assets acquired with ARAS and kubit will be amortized over a weighted-average life of about 8 years. The intangible assets and goodwill of ARAS were assigned to the Americas reporting unit and the kubit intangible assets and goodwill were mainly assigned to the Europe/Africa reporting unit. The goodwill value is not expected to be tax deductible. We estimated the fair value of the contingent consideration using a Monte Carlo analysis, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market and thus represents a Level 3 measure as defined in ASC 820, Fair Value Measurements and Disclosures.

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

The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Total sales by region for the six months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

	Six Months Ended
	June 27, 2015	% of Total	June 28, 2014	% of Total
Americas	$69,358	45%	$62,511	40%
Europe/Africa	48,710	32%	52,767	35%
Asia-Pacific	35,646	23%	40,156	26%

Total sales	$153,714		$155,434

New order bookings by region for the six months ended June 27, 2015 and June 28, 2014, were as follows (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014	% Change
Americas	$69,080	$63,436	9%
Europe/Africa	48,187	54,870	-12%
Asia-Pacific	35,613	36,438	-2%

Total new orders	$152,880	$154,744	-1%

We sell the majority of our products through a direct sales force. During the three months ended June 27, 2015 and June 28, 2014, sales through our distributor channel accounted for 12.7% and 10.2% of total sales, respectively, compared with 11.4% and 9.1% of total sales in the respective year-to-date periods.

We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the inter-company account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we do not regularly use such instruments, and none were utilized in 2014 or the six months ended June 27, 2015.

Over the past decade, we have continued to achieve profitability, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year. Historically, our sales and earnings have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

Results of Operations

Three Months Ended June 27, 2015 Compared to the Three Months Ended June 28, 2014

Sales. Total sales increased $1.7 million, or 2.1%, to $83.8 million for the three months ended June 27, 2015 from $82.1 million for the three months ended June 28, 2014. Our sales increase was primarily driven by year-over-year sales growth in the Americas region, offset partially by the negative impact of foreign exchange rates and weaker Asia-Pacific Arm and Laser Tracker sales. Foreign exchange rates had a negative impact on sales of $8.4 million, primarily due to the decline in the Euro and Yen relative to the U.S. dollar. Excluding the effect of foreign exchange rates, sales growth compared with the same period last year would have been 12.3%. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales increased 4% primarily as a result of a higher average selling price mostly due to increased sales of our Arm accessories such as the Laser Line Probe HD, partially offset by a 6% decrease in units sold. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales declined 17%, mostly due to a 10% decrease in units sold primarily due to lower year-over-year sales in the Asia-Pacific region and a lower average selling price. Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) sales increased 15%, mostly driven by an 18% increase in FARO Focus3D units sold on strong sales growth in the Americas and Asia-Pacific regions, in addition to the introduction of the FARO Freestyle3D in January 2015, partially offset by the negative impact of foreign exchange rates. Total product sales increased by $2.0 million, or 3.0%, to $69.4 million for the three months ended June 27, 2015 from $67.4 million in the prior year period. Service revenue decreased by $0.3 million, or 2.3%, to $14.4 million for the three months ended June 27, 2015 from $14.7 million in the second quarter of the prior year primarily due to the negative impact of foreign exchange rates in the Europe/Africa region.

Sales in the Americas region increased $6.1 million, or 18.4%, to $39.0 million for the three months ended June 27, 2015 from $32.9 million in the prior year period. Product sales in the Americas region increased by $5.7 million, or 21.3%, to $32.4 million for the three months ended June 27, 2015 from $26.7 million in the prior year, primarily driven by a strong increase in FARO Focus3D units sold and a higher average Arm selling price due to increased sales of our Arm accessories such as the Laser Line Probe HD. Service revenue in the Americas region increased by $0.4 million, or 5.9%, to $6.6 million for the three months ended June 27, 2015 from $6.2 million in the prior year period, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $2.4 million, or 8.4%, to $26.5 million for the three months ended June 27, 2015 from $28.9 million in the prior year period. Foreign exchange rates had a negative impact on sales of $6.1 million. Excluding the effect of foreign exchange rates, sales growth would have been 12.9% compared with the same period last year. Total product sales in the Europe/Africa region decreased by $1.8 million, or 7.7%, to $21.2 million for the three months ended June 27, 2015 from $23.0 million in the prior year, primarily driven by the negative impact of the decline in the Euro rate relative to the U.S. dollar, partially offset by a higher average Arm selling price and the introduction of the FARO Freestyle3D. Service revenue in the Europe/Africa region decreased by $0.6 million, or 11.1%, to $5.3 million for the three months ended June 27, 2015 from $5.9 million in the prior year period, primarily due to the negative impact in the Euro exchange rate.

Sales in the Asia-Pacific region decreased $1.9 million, or 9.4%, to $18.3 million for the three months ended June 27, 2015 from $20.2 million in the prior year period primarily driven by a decrease in China sales by $2.7 million. Foreign exchange rates had a negative impact on sales of $1.4 million. Excluding the effect of foreign exchange rates, sales would have decreased 2.7% compared with the same period last year. Total product sales in the Asia-Pacific region decreased by $1.8 million, or 10.4%, to $15.9 million for the three months ended June 27, 2015 from $17.7 million in the prior year period. This decrease was primarily driven by a decline in units sold of Arm and Laser Trackers, primarily in China, offset partly by year-over-year growth in FARO Focus3D units sold. Service revenue in the Asia-Pacific region decreased by $0.1 million, or 2.0%, to $2.4 million for the three months ended June 27, 2015 from $2.5 million in the prior year period, primarily due to lower training revenue.

Gross profit. Gross profit decreased by $1.0 million, or 2.1%, to $44.5 million for the three months ended June 27, 2015 from $45.5 million for the three months ended June 28, 2014, primarily driven by the negative impact of foreign exchange rates and a year-over-year decrease in gross margin percentage, most notably in the Europe/Africa region. Gross margin decreased to 53.2% for the three months ended June 27, 2015 from 55.5% in the prior year period. Gross margin from product revenue decreased by 3.3 percentage points to 57.5% for the three months ended June 27, 2015 from 60.8% in the prior year period. This decrease was primarily driven by higher manufacturing costs and a lower average selling price related to Laser Scanners, partially offset by a higher average Arm selling price. Gross margin from service revenue increased by 1.6 percentage points to 32.4% for the three months ended June 27, 2015 from 30.8% for the prior year period, primarily due to lower service costs.

Selling and Marketing Expenses. Selling and marketing expenses increased by $0.4 million, or 1.8%, to $20.1 million for the three months ended June 27, 2015 from $19.7 million for the three months ended June 28, 2014. The increase in selling and marketing expenses was primarily due to higher compensation costs of $0.4 million mainly due to an increase in marketing headcount to support our vertical marketing strategy.

Worldwide sales and marketing headcount increased by 79, or 16.8%, to 548 at June 27, 2015 from 469 at June 28, 2014. Regionally, our sales and marketing headcount increased by 31, or 20.8%, to 180 at June 27, 2015 from 149 at June 28, 2014 in the Americas; increased by 39, or 25.7%, to 191 at June 27, 2015 from 152 at June 27, 2014 in Europe/Africa; and increased by 9, or 5.4%, in Asia-Pacific to 177 at June 27, 2015 from 168 at June 28, 2014. The increase in headcount was primarily due to our recent acquisitions and to support our expected long-term sales growth.

As a percentage of sales, selling and marketing expenses decreased slightly to 23.9% of sales in the three months ended June 27, 2015 from 24.0% of sales in the three months ended June 28, 2014. Regionally, selling and marketing expenses were 20.4% of sales in the Americas for both the three months ended June 27, 2015 and June 28, 2014; 29.5% of sales in Europe/Africa for the three months ended June 27, 2015 compared with 29.7% of sales in the prior year period; and 23.6% of sales in Asia-Pacific for the three months ended June 27, 2015 compared with 21.8% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 2.2%, to $9.1 million, for the three months ended June 27, 2015 from $8.9 million for the three months ended June 28, 2014. The increase in general and administrative expenses was primarily driven by severance costs relating to cost reduction initiatives, offset partly by a decrease in professional advisory fees and travel costs. General and administrative expenses were 10.8% of sales for each of the three months ended June 27, 2015 and June 28, 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.8 million, or 46.6%, to $2.7 million for the three months ended June 27, 2015 from $1.9 million for the three months ended June 28, 2014, primarily due to depreciation of our ERP system and the Exton, Pennsylvania facility, both of which were placed into service in the fourth quarter of 2014.

Research and development expenses. Research and development expenses increased $0.6 million, or 9.0%, to $7.3 million for the three months ended June 27, 2015 from $6.7 million for the three months ended June 28, 2014. This increase was mainly due to an impairment charge relating to the discontinuation of certain licensing agreements. Research and development expenses as a percentage of sales increased to 8.7% for the three months ended June 27, 2015 from 8.1% for the three months ended June 28, 2014.

Other (income) expense. Other (income) expense changed by $0.3 million to $0.1 million of expense for the three months ended June 27, 2015 from $0.2 million of income for the three months ended June 28, 2014, reflecting the unfavorable impact from changes in foreign exchange rates related to the value of current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax (benefit) expense. Income tax expense decreased by $1.1 million to $1.2 million for the three months ended June 27, 2015 from $2.3 million of expense for the three months ended June 28, 2014, primarily due to lower pre-tax income and a lower effective tax rate. Our effective tax rate decreased to 22.7% for the three months ended June 27, 2015 compared with 26.2% in the prior year period. In addition, our effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $2.2 million to $4.1 million for the three months ended June 27, 2015 from $6.3 million for the three months ended June 28, 2014 as a result of the factors described above.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) decreased by $2.3 million to $8.1 million for the three months ended June 27, 2015 from $10.4 million for the three months ended June 28, 2014. The decrease in EBITDA was mostly driven by lower gross profit driven by a decrease in gross margin and higher operating expenses primarily due to severance costs and the impairment of intangible assets, partially offset by lower professional advisory fees.

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

	Three Months Ended
in thousands	June 27, 2015	June 28, 2014
Net income	$4,148	$6,328

Add (deduct):
Interest expense	1	1
Interest income	(25)	(22)
Income taxes	1,217	2,251
Depreciation and amortization	2,739	1,868

Total adjustments	3,932	4,098

EBITDA	$8,080	$10,426

Six Months Ended June 27, 2015 Compared to the Six Months Ended June 28, 2014

Sales. Total sales decreased $1.7 million, or 1.1%, to $153.7 million for the six months ended June 27, 2015 from $155.4 million for the six months ended June 28, 2014. Our sales decline was primarily driven by the negative impact of foreign exchange rates and weaker Asia-Pacific Arm and Laser Tracker sales, offset partially by sales growth in the Americas region. Foreign exchange rates had a negative impact on sales of $15.3 million primarily due to the decline in the Euro and Yen relative to the U.S. dollar. Excluding the effect on foreign exchange rates, sales growth would have been 8.8% compared with the same period last year. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales declined 1% as compared to the prior year period, primarily as a result of a 7% decrease in units sold, partially offset by a higher average selling price mostly due to increased sales of our Arm accessories such as the Laser Line Probe HD. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales declined 26%, mostly due to a 17% decrease in units sold primarily due to lower year-over-year sales in the Americas and Asia-Pacific regions. Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) sales increased 13%, mostly driven by strong year-over-year unit sales growth of the FARO Focus3D in all the regions and the introduction of the FARO Freestyle3D in January of 2015, offset partly by a lower average selling price mostly due to the negative impact of foreign exchange rates. Total product sales declined by $2.7 million, or 2.1%, to $124.5 million for the six months ended June 27, 2015 from $127.2 million in the prior year period. This decline was primarily driven by the negative impact of foreign exchange rates and weaker Asia-Pacific Arm and Laser Tracker sales, offset partly by a higher average Arm selling price and strong year-over-year growth in units sold of FARO Focus3D. Service revenue increased by $1.0 million, or 3.6%, to $29.2 million for the six months ended June 27, 2015 from $28.2 million in the prior year period primarily due to strong year-over-year growth in warranty revenue.

Sales in the Americas region increased $6.9 million, or 11.0%, to $69.4 million for the six months ended June 27, 2015 from $62.5 million in the prior year period. Foreign exchange rates had a negative impact on sales of $1.4 million. Excluding the effect on foreign exchange rates, sales growth would have been 13.2%. Product sales in the Americas region increased by $4.7 million, or 9.3%, to $55.3 million for the six months ended June 27, 2015 from $50.6 million in the prior year, primarily driven by a strong increase in FARO Focus3D units sold and a higher average Arm selling price due to increased sales of our Arm accessories such as the Laser Line Probe HD. Service revenue in the Americas region increased by $2.2 million, or 18.1%, to $14.1 million for the six months ended June 27, 2015 from $11.9 million in the prior year period, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region decreased $4.1 million, or 7.7%, to $48.7 million for the six months ended June 27, 2015 from $52.8 million in the prior year period. Foreign exchange rates had a negative impact on sales of $11.5 million. Excluding the effect of foreign exchange rates, sales growth would have been 14.1% compared with the same period last year. Total product sales in the Europe/Africa region decreased by $2.6 million, or 6.2%, to $38.6 million for the six months ended June 27, 2015 from $41.2 million in the prior year, primarily driven by the negative impact of the decline in the Euro rate relative to the U.S. dollar, partially offset by year-over-year growth in Laser Tracker and Laser Scanner as well as the introduction of the FARO Freestyle3D in January 2015. Service revenue in the Europe/Africa region decreased by $1.5 million, or 13.0%, to $10.1 million for the six months ended June 27, 2015 from $11.6 million in the prior year period, primarily due to the negative impact in the Euro exchange rate.

Sales in the Asia-Pacific region decreased $4.6 million, or 11.2%, to $35.6 million for the six months ended June 27, 2015 from $40.2 million in the prior year period. Foreign exchange rates had a negative impact on sales of $2.4 million. Excluding the impact of foreign exchange rates, sales would have decline by 5.2% compared with prior year. Total product sales in the Asia-Pacific region decreased by $4.9 million, or 13.7%, to $30.6 million for the six months ended June 27, 2015 from $35.5 million in the prior year period. This decrease was primarily driven by a decline in units sold of Arm and Laser Trackers, primarily in Japan and China. Service revenue in the Asia-Pacific region increased by $0.3 million, or 7.4%, to $5.0 million for the six months ended June 27, 2015 from $4.7 million in the prior year period, primarily due to higher warranty revenue.

Gross profit. Gross profit decreased by $1.4 million, or 1.7%, to $84.2 million for the six months ended June 27, 2015 from $85.6 million for the six months ended June 28, 2014, primarily driven by the negative impact of foreign exchange rates on the Europe/Africa region and weaker Asia-Pacific product sales, partially offset by growth in the Americas region. Gross margin decreased to 54.7% for the six months ended June 27, 2015 from 55.1% in the prior year period. Gross margin from product revenue decreased by 1.0 percentage points to 58.5% for the six months ended June 27, 2015 from 59.5% in the prior year period. This decrease was primarily driven by higher manufacturing costs and a lower average sales price on Laser Tracker, partially offset by a higher average Arm selling price. Gross margin from service revenue increased by 3.7 percentage points to 38.9% for the six months ended June 27, 2015 from 35.2% for the prior year period, primarily due to higher warranty revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $2.1 million, or 5.4%, to $39.2 million for the six months ended June 27, 2015 from $37.1 million for the six months ended June 28, 2014. The increase in selling and marketing expenses was primarily due to higher compensation costs of $1.8 million, advertising costs of $0.2 million, and travel costs of $0.1 million.

As a percentage of sales, selling and marketing expenses increased to 25.5% of sales in the six months ended June 27, 2015 from 23.9% of sales in the six months ended June 28, 2014. Regionally, selling and marketing expenses were 22.9% of sales in the Americas for the six months ended June 27, 2015 compared with 20.7% in the prior year period; 30.0% of sales in Europe/Africa for the six months ended June 27, 2015 compared with 29.1% of sales in the prior year period; and 24.3% of sales in Asia-Pacific for the six months ended June 27, 2015 compared with 22.0% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 9.2%, to $18.9 million, for the six months ended June 27, 2015 from $17.3 million for the six months ended June 28, 2014. The increase in general and administrative expenses was primarily driven by higher compensation expense reflecting higher year-over-year headcount and severance costs relating to cost reduction initiatives, and higher advisory and consulting fees related to our ERP implementation, acquisition activity and year-end audit. General and administrative expenses were 12.3% of sales for the six months ended June 27, 2015 compared to 11.1% of sales in the prior year period.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.5 million, or 40.8%, to $5.2 million for the six months ended June 27, 2015 from $3.7 million for the six months ended June 28, 2014, primarily due to depreciation for our ERP system and the Exton, Pennsylvania facility, both of which were placed into service in the fourth quarter of 2014.

Research and development expenses. Research and development expenses increased $1.5 million, or 12.6%, to $13.6 million for the six months ended June 27, 2015 from $12.1 million for the six months ended June 28, 2014. This increase was mainly due to higher compensation expense on increased headcount and an impairment charge relating to the discontinuation of certain licensing agreements in the second quarter of 2015. Research and development expenses as a percentage of sales increased to 8.9% for the six months ended June 27, 2015 from 7.8% for the six months ended June 28, 2014.

Other (income) expense. Other (income) expense changed by $1.3 million to $1.3 million of expense for the six months ended June 27, 2015 from $0.0 million of expense for the six months ended June 28, 2014. The increase in other (income) expense was mostly a result of the impact of the rapid appreciation in the Swiss Franc relative to the U.S. dollar on the value of intercompany account balances of our subsidiaries in the first quarter of 2015.

Income tax (benefit) expense. Income tax expense decreased by $3.0 million to $1.1 million for the six months ended June 27, 2015 from $4.1 million of expense for the six months ended June 28, 2014, primarily due to lower pre-tax income and $0.2 million of discrete tax benefit recognized during the first quarter of 2015 related to the exercise of certain employee stock options. Our effective tax rate decreased to 18.9% for the six months ended June 27, 2015 compared with 26.6% in the prior year period. In addition, our effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $6.5 million to $4.8 million for the six months ended June 27, 2015 from $11.3 million for the six months ended June 28, 2014 as a result of the factors described above.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) decreased by $8.0 million to $11.1 million for the six months ended June 27, 2015 from $19.1 million for the same prior year period. The decrease in EBITDA was mostly driven by lower product sales in the Asia-Pacific region, lower gross margin, higher research and development investment, impairment of our licensing agreement, and an unfavorable foreign exchange rate impact to other (income) expense.

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

	Six Months Ended
in thousands	June 27, 2015	June 28, 2014
Net income	$4,812	$11,304

Add (deduct):
Interest expense	1	1
Interest income	(44)	(39)
Income taxes	1,121	4,092
Depreciation and amortization	5,232	3,715

Total adjustments	6,310	7,769

EBITDA	$11,122	$19,073

Liquidity and Capital Resources

Cash and cash equivalents decreased by $18.7 million to $90.6 million at June 27, 2015 from $109.3 million at December 31, 2014. The decrease was primarily attributable to the two acquisitions completed in the first quarter of 2015, which represented a total cash payment of $12.0 million, and $6.1 million for purchases of capital equipment. Also contributing to the decrease was negative cash flow from operations due to an increase in inventory, as well as a decrease in accounts payable due to the timing of payments around year-end, partially offset by a decrease in accounts receivable reflecting collections in the period. The decrease was partially offset by $2.2 million in proceeds from stock option exercises.

Of our $155.6 million in cash and short term investments, $60.2 million was held by foreign subsidiaries. Our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to provide at that time for the income taxes that would be triggered upon their repatriation.

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

We have no off-balance sheet arrangements.

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

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the six months ended June 27, 2015 or the year ended December 31, 2014.

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

In the first quarter of 2015, we also granted performance-based stock options and restricted stock units that include a three-year market condition. The fair value of these awards is determined by using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value that the award recipients ultimately receive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. For the six months ended June 27, 2015, 58% of our revenues are invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese Yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we do not regularly use such instruments, and none were utilized in 2014 or the six months ended June 27, 2015.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of June 27, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of June 27, 2015, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the six month period ended June 27, 2015 under this program. As of June 27, 2015, we had $21.1 million available for repurchase under this share repurchase program.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Amended and Restated Change in Control Severance Policy, dated as of April 9, 2015 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 9, 2015, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: July 29, 2015	By:	/s/ Janet D’Anjou
		Name:	Janet D’Anjou
		Title:	Vice President and Corporate Controller
(Duly Authorized Officer and Principal Financial
Officer)