Form 10-Q
period 2015-09-26
FARO TECHNOLOGIES INC
filed 2015-11-03
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

There were 17,397,359 shares of the registrant’s common stock outstanding as of October 29, 2015.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended September 26, 2015

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Condensed Consolidated Balance Sheets As of September 26, 2015 (Unaudited) and December 31, 2014	3

b)	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 26, 2015 and September 27, 2014	4

c)	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) For the Three and Nine Months Ended September 26, 2015 and September 27, 2014	5

d)	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 26, 2015 and September 27, 2014	6

e)	Notes to Condensed Consolidated Financial Statements (Unaudited) September 26, 2015 and September 27, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

SIGNATURES		33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 26, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$95,975	$109,289
Short-term investments	64,984	64,995
Accounts receivable, net	63,811	83,959
Inventories, net	55,110	43,094
Deferred income taxes, net	5,508	5,936
Prepaid expenses and other current assets	21,997	17,021

Total current assets	307,385	324,294

Property and equipment:
Machinery and equipment	50,493	45,254
Furniture and fixtures	5,921	6,156
Leasehold improvements	19,537	19,676

Property and equipment at cost	75,951	71,086
Less: accumulated depreciation and amortization	(42,215)	(41,741)

Property and equipment, net	33,736	29,345

Goodwill	26,600	19,205
Intangible assets, net	16,171	9,109
Service and demonstration inventory, net	32,666	36,886
Deferred income taxes, net	6,498	6,624

Total assets	$423,056	$425,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,473	$15,437
Accrued liabilities	21,230	26,127
Current portion of unearned service revenues	23,771	23,572
Customer deposits	1,517	2,046

Total current liabilities	58,991	67,182
Unearned service revenues - less current portion	13,176	13,799
Deferred income tax liability	1,942	—
Other long-term liabilities	2,858	628

Total liabilities	76,967	81,609

Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,077,594 and 17,997,665 issued; 17,397,359 and 17,317,430 outstanding, respectively	18	18
Additional paid-in capital	206,459	200,090
Retained earnings	163,444	159,516
Accumulated other comprehensive loss	(14,757)	(6,695)
Common stock in treasury, at cost - 680,235 shares	(9,075)	(9,075)

Total shareholders’ equity	346,089	343,854

Total liabilities and shareholders’ equity	$423,056	$425,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
SALES
Product	$57,803	$67,581	$182,284	$194,785
Service	14,704	14,658	43,937	42,888

Total sales	72,507	82,239	226,221	237,673

COST OF SALES
Product	28,943	26,640	80,652	78,185
Service	8,693	9,558	26,541	27,847

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	37,636	36,198	107,193	106,032

GROSS PROFIT	34,871	46,041	119,028	131,641

OPERATING EXPENSES:
Selling and marketing	18,944	19,059	58,112	56,207
General and administrative	8,239	8,832	27,106	26,112
Depreciation and amortization	2,790	1,805	8,022	5,520
Research and development	5,820	7,352	19,430	19,440

Total operating expenses	35,793	37,048	112,670	107,279

(LOSS) INCOME FROM OPERATIONS	(922)	8,993	6,358	24,362

OTHER (INCOME) EXPENSE
Interest expense (income), net	7	(23)	(36)	(61)
Other expense (income), net	131	(89)	1,521	(78)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(1,060)	9,105	4,873	24,501

INCOME TAX (BENEFIT) EXPENSE	(176)	(2,118)	945	1,974

NET (LOSS) INCOME	$(884)	$11,223	$3,928	$22,527

NET (LOSS) INCOME PER SHARE - BASIC	$(0.05)	$0.65	$0.23	$1.31

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.05)	$0.64	$0.22	$1.29

Weighted average shares - Basic	17,395,824	17,258,029	17,372,562	17,233,879

Weighted average shares - Diluted	17,395,824	17,410,391	17,496,190	17,396,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net (Loss) income	$(884)	$11,223	$3,928	$22,527
Currency translation adjustments, net of tax	(3,475)	(7,817)	(8,062)	(7,799)

Comprehensive (loss) income	$(4,359)	$3,406	$(4,134)	$14,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 26, 2015	September 27, 2014
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,928	$22,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,022	5,520
Compensation for stock options and restricted stock units	3,791	3,669
Provision for (net recovery of) bad debts	462	(272)
Loss on disposal of assets	877	—
Write-down of inventories	9,560	3,588
Deferred income tax expense (benefit)	556	(5,804)
Income tax benefit from exercise of stock options	(292)	(137)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	17,205	(5,392)
Inventories	(21,693)	(16,553)
Prepaid expenses and other current assets	(5,740)	(3,032)
(Decrease) increase in:
Accounts payable and accrued liabilities	(8,779)	(805)
Customer deposits	(473)	(1,659)
Unearned service revenues	467	2,827

Net cash provided by operating activities	7,891	4,477

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,462)	(10,306)
Payments for intangible assets	(1,751)	(1,080)
Purchase of businesses acquired, net of cash	(12,066)	(1,000)

Net cash used in investing activities	(22,279)	(12,386)

FINANCING ACTIVITIES:
Payments on capital leases	(6)	(6)
Income tax benefit from exercise of stock options	292	137
Proceeds from issuance of stock, net	2,286	2,522

Net cash provided by financing activities	2,572	2,653

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,498)	(2,464)

DECREASE IN CASH AND CASH EQUIVALENTS	(13,314)	(7,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,289	124,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,975	$116,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2015 and September 27, 2014

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

NOTE 3 – BASIS OF PRESENTATION

The condensed consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months and nine months ended September 26, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

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

NOTE 4 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. For example, certain prior year inventory balances were reclassified in the accompanying condensed consolidated financial statements to reflect changes in management’s expectations. See Note 10, Inventory, for additional information.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, the acquirers must recognize measurement-period adjustments during the period in which the amounts are determined. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. We have not determined the effect this standard will have on our consolidated financial statements.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. To meet those objectives, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from contracts with customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU 2014-09 by one year. With this deferral, the new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effective transition method. We are evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In the first quarter of 2015, we granted performance-based stock options and restricted stock units to certain executives. If the applicable performance goals or strategic objectives are achieved, these awards will vest in three equal annual installments beginning one year after the grant date. The fair value of each of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance goals or strategic objectives. There were no performance-based stock options or restricted stock units granted in the second or third quarter of 2015.

In the first quarter of 2015, we also granted performance-based stock options and restricted stock units that include a three-year market condition. The fair value of these awards is determined by using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value that the award recipients ultimately receive. There were no performance-based stock options or restricted stock units granted in the second or third quarter of 2015.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted average fair value of the stock options and restricted stock units that were granted during the first nine months of 2015 and valued based on the Monte Carlo Simulation valuation model was $19.97 and $44.45, respectively. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during the first nine months of 2015 under the Monte Carlo Simulation model are as follows:

	Nine Months Ended
	September 26, 2015	September 27, 2014
Risk-free interest rate	0.95% - 1.48%	—
Expected dividend yield	0%	—
Expected option life	4 years	—
Expected volatility	44.5%	—
Weighted-average expected volatility	44.5%	—

For stock options granted during the nine months ended September 26, 2015 and September 27, 2014 valued using the Black-Scholes option-pricing model, we used the following assumptions:

	Nine Months Ended
	September 26, 2015	September 27, 2014
Risk-free interest rate	0.80% - 1.09%	0.95% - 1.32%
Expected dividend yield	0%	0%
Expected option life	3 years	3 - 4 years
Expected volatility	42.3% - 48.5%	42.5% - 45.4%
Weighted-average expected volatility	43.1%	42.6%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

The weighted-average grant-date fair value of the stock options granted during the nine months ended September 26, 2015 and September 27, 2014 and valued using the Black-Scholes option pricing model was $16.33 and $19.48 per option, respectively.

A summary of stock option activity and weighted-average exercise prices for the nine months ended September 26, 2015 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 26, 2015
Outstanding at January 1, 2015	898,429	$44.40
Granted	465,005	58.57
Forfeited	(97,251)	55.06
Exercised	(66,786)	33.11

Outstanding at September 26, 2015	1,199,397	$50.04	4.6	$1,961

Options exercisable at September 26, 2015	573,736	$42.49	3.1	$1,961

The total intrinsic value of stock options exercised during the three months ended September 26, 2015 and September 27, 2014 was $0.1 million and $0.6 million, respectively. For the nine months ended September 26, 2015 and September 27, 2014, the total intrinsic value of stock options exercised was $1.7 million and $1.5 million, respectively. The fair value of stock options vested during the three months ended September 26, 2015 and September 27, 2014 was $0.1 million and $0.0 million, respectively. The fair value of stock options vested during the nine months ended September 26, 2015 and September 27, 2014 was $3.9 million and $3.6 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 26, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	13,955	$43.57
Granted	16,892	43.62
Forfeited	(1,397)	46.16
Vested	(13,349)	42.99

Non-vested at September 26, 2015	16,101	$43.88

We recorded total stock-based compensation expense of $1.3 million and $1.2 million for the three months ended September 26, 2015 and September 27, 2014, respectively, and $3.8 million and $3.7 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.

As of September 26, 2015, there was $8.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

NOTE 7 – CASH AND CASH EQUIVALENTS

We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase, to be cash and cash equivalents.

NOTE 8 – SHORT TERM INVESTMENTS

Short-term investments at September 26, 2015 included U.S. Treasury Bills totaling $65.0 million that mature through March 10, 2016. Short-term investments at December 31, 2014 included U.S. Treasury Bills totaling $65.0 million that matured through June 11, 2015. The weighted-average interest rate on the U.S. Treasury bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost. The fair value of the U.S. Treasury Bills at September 26, 2015 and December 31, 2014 approximated cost.

NOTE 9 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of September 26, 2015	As of December 31, 2014
Accounts receivable	$65,334	$85,803
Allowance for doubtful accounts	(1,523)	(1,844)

Total	$63,811	$83,959

NOTE 10 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. During the third quarter of 2015, management reassessed certain inventory policies based on recent sales and customer trends and in light of new product introductions, impacting our entire product portfolio. As a result of these recent policy amendments, management now expects demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and be sold within 12 months at prices that produce reduced gross margins. To reflect our revised expectation, $18.0 million in demonstration inventory was reclassified from “Inventories, net”, a current asset, to “Service and demonstration inventory, net”, a long-term asset, as of September 26, 2015 on the consolidated balance sheet. In addition, we reclassified $16.2 million in demonstration inventory from “Inventories, net” to “Service and demonstration inventory, net”, on the condensed consolidated balance sheet as of December 31, 2014 and reclassified $3.0 million from demonstration inventory to finished goods as of December 31, 2014, to conform with this current policy. Demonstration inventory remains classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.

Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining useful life, typically three years. During the nine months ended September 26, 2015, we transferred $3.0 million of service inventory to “Property and Equipment”.

Inventories consist of the following:

	As of September 26, 2015	As of December 31, 2014
Raw materials	$28,135	$27,266
Finished goods	26,975	15,828

Inventories, net	$55,110	$43,094

Service and demonstration inventory	$32,666	$36,886

Based upon the planned timing of new product introductions and a sudden and significant decline in demand for our products during the three months ended September 26, 2015, our on-hand inventory levels exceeded our estimated requirements, resulting in excess inventory. We use several contract manufacturers and suppliers to provide manufacturing services for our product. In the normal course of business, to reduce manufacturing lead times and ensure adequate component availability, we enter into agreements with these manufacturers and suppliers to purchase sufficient inventory based on our forecast demand. At September 26, 2015, we had purchase commitments with suppliers for inventory that we no longer expect to utilize through the product lifecycle and for warranty commitments. Consequently, we recorded a $5.9 million write-down of excess inventory and a $2.0 million loss on purchase commitments in the third quarter of 2015. The aggregate of $7.9 million is included within the consolidated statement of cash flows under the caption “Write-down of inventories” for the nine months ended September 26, 2015.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In the first quarter of 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. For the three and nine months ended September 26, 2015 there were approximately 1,199,397 and 797,844, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based awards, which were excluded from the dilutive calculations. The effect of 412,895 and 414,395 additional shares were not included in the dilutive calculations for the three and nine months ended September 27, 2014, respectively.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	September 26, 2015		September 27, 2014
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,395,824	$(0.05)	17,258,029	$0.65
Effect of dilutive securities	—	—	152,362	(0.01)

Diluted EPS	17,395,824	$(0.05)	17,410,391	$0.64

	Nine Months Ended
	September 26, 2015		September 27, 2014
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,372,562	$0.23	17,233,879	$1.31
Effect of dilutive securities	123,628	(0.01)	162,909	(0.02)

Diluted EPS	17,496,190	$0.22	17,396,788	$1.29

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of September 26, 2015	As of December 31, 2014
Accrued compensation and benefits	$10,903	$17,544
Accrued warranties	2,204	2,719
Professional and legal fees	1,207	1,475
Other accrued liabilities	6,916	4,389

	$21,230	$26,127

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 26, 2015	September 27, 2014
Balance, beginning of period	$2,719	$2,364
Provision for warranty expense	2,394	2,697
Fulfillment of warranty obligations	(2,909)	(2,604)

Balance, end of period	$2,204	$2,457

NOTE 13 – INCOME TAXES

For the three months ended September 26, 2015, we recorded an income tax benefit of $0.2 million compared with an income tax benefit of $2.1 million recorded for the three months ended September 27, 2014. Our effective tax rate was 16.6% for the three months ended September 26, 2015 compared with (23.3%) in the prior year period. Income tax expense was $0.9 million for the nine months ended September 26, 2015 compared with $2.0 million for the nine months ended September 27, 2014. Our effective tax rate was 19.4% for the nine months ended September 26, 2015 compared with 8.1% in the prior year period. The fluctuation in the quarter and year-to-date periods was primarily driven by a discrete tax benefit of $4.5 million related to the reversal of a valuation allowance recorded in the third quarter of 2014, partially offset by the pre-tax loss recognized in the third quarter of 2015 and lower 2015 year-to-date pre-tax income.

Our effective tax rate continued to be lower than the statutory tax rate in the United States, reflecting primarily our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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

The following table presents information about our reportable segments:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Americas Region
Net sales to external customers	$33,666	$35,112	$103,024	$97,623
Depreciation and amortization	1,726	988	4,865	3,003
Operating income (loss)	628	1,966	(429)	3,340
Long-lived assets	48,672	31,228	48,672	31,228
Capital expenditures	1,377	4,651	5,412	7,778
Total assets	222,787	214,101	222,787	214,101

Europe/Africa Region
Net sales to external customers	$22,460	$26,046	$71,170	$78,813
Depreciation and amortization	756	490	2,161	1,528
Operating (loss) income	(5,065)	864	(5,432)	5,029
Long-lived assets	25,232	16,482	25,232	16,482
Capital expenditures	817	834	2,489	1,947
Total assets	126,338	117,824	126,338	117,824

Asia-Pacific Region
Net sales to external customers	$16,381	$21,081	$52,027	$61,237
Depreciation and amortization	308	327	996	989
Operating income	3,515	6,163	12,219	15,993
Long-lived assets	2,603	2,472	2,603	2,472
Capital expenditures	195	266	561	581
Total assets	73,931	77,802	73,931	77,802

Totals
Net sales to external customers	$72,507	$82,239	$226,221	$237,673
Depreciation and amortization	2,790	1,805	8,022	5,520
Operating (loss) income	(922)	8,993	6,358	24,362
Long-lived assets	76,507	50,182	76,507	50,182
Capital expenditures	2,389	5,751	8,462	10,306
Total assets	423,056	409,727	423,056	409,727

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

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 26, 2015, we had $18.8 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 26, 2015, we also had $4.7 million in long-term commitments for purchases to be delivered through 2017.

Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

NOTE 17 – LINE OF CREDIT

On July 11, 2006, we entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00%. The Amended and Restated Loan Agreement required us to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of our fiscal quarters. The term of the Amended and Restated Loan Agreement, as amended, expired on March 31, 2015. We did not extend the loan agreement.

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

The acquisition of each of ARAS and kubit constitutes a business combination as defined by the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The following allocation is based on the information that was available to make estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While we believe such information provided a reasonable basis for estimating the fair values, we may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; (2) changes in the estimated fair value of the contingent consideration; and (3) changes in deferred tax assets and liabilities related to the fair value estimates.

Following is a summary of our allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	ARAS	kubit

Tangible assets acquired:
Accounts receivable	$269	$250
Other assets	9	246

Total assets acquired	278	496

Liabilities assumed:
Accounts payable and accrued liabilities	41	315
Other liabilities	210	353

Total liabilities assumed	251	668

Intangible assets
Trade name	509	658
Non-competition agreement	540	272
Technology	2,052	945
Customer relationship	2,250	715

Total intangible assets	5,351	2,590

Net assets acquired	$5,378	$2,418

Deferred tax liability	1,385	669
Purchase price, net of cash acquired	7,640	4,426
Contingent consideration	1,348	987

Goodwill	$4,995	$3,664

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

NOTE 19 – SUBSEQUENT EVENT

On November 3, 2015, we announced our intention to reduce 8% of our global workforce in an effort to streamline operations and reduce cost. As of the date of this filing, we have not yet determined the global impact to our consolidated financial statements and fourth quarter 2015 results.

On November 3, 2015, we announced that Jay W. Freeland plans to step down as President and Chief Executive Officer (“CEO”) and as a director to pursue other interests. Mr. Freeland has agreed to remain in his current role until a successor is appointed. We have begun an external search for a new President and CEO.

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

FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	our ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of our products or their components;

•	the impact of new product introductions;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate; and

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) success in our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, and (xvii) compliance with government regulations including health, safety, and environmental matters;

•	changes in gross margins due to a changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing in the CAM2 market and the broader market for measurement and inspection devices;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period or on commercially reasonable terms; and

•	the impact of disruption, delays, or deficiencies in the design or implementation of our new global enterprise resource planning (ERP) system,

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

We operate in international markets throughout the world and maintain sales offices in the United States, Brazil, Mexico, Canada, France, Germany, the United Kingdom, Japan, Spain, Italy, Turkey, China, South Korea, India, Poland, the Netherlands, Malaysia, Thailand, Singapore and Vietnam. We manage and report our global sales in three regions: Americas, Europe/Africa and Asia-Pacific.

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

Total sales by region for the nine months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

	Nine Months Ended
	September 26, 2015	% of Total	September 27, 2014	% of Total
Americas	$103,024	46%	$97,623	41%
Europe/Africa	71,170	31%	78,813	33%
Asia-Pacific	52,027	23%	61,237	26%

Total sales	$226,221		$237,673

New order bookings by region for the nine months ended September 26, 2015 and September 27, 2014, were as follows (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014	% Change
Americas	$103,567	$96,323	8%
Europe/Africa	70,504	79,017	-11%
Asia-Pacific	51,080	56,445	-10%

Total new orders	$225,151	$231,785	-3%

We sell the majority of our products through a direct sales force. During the three months ended September 26, 2015 and September 27, 2014, sales through our distributor channel accounted for 6.9% and 12.1% of total sales, respectively, compared with 10.0% and 10.2% of total sales in the respective year-to-date periods.

We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates have had, and may continue to have, an impact on the value of the inter-company account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we do not regularly use such instruments, and none were utilized in 2014 or the nine months ended September 26, 2015.

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

Results of Operations

Three Months Ended September 26, 2015 Compared to the Three Months Ended September 27, 2014

Sales. Total sales decreased $9.7 million, or 11.8%, to $72.5 million for the three months ended September 26, 2015 from $82.2 million for the three months ended September 27, 2014. Our third quarter sales decline primarily reflected the continued unfavorable impact of foreign exchange rates, the delay and cancelation of customer capital spending budgets, uncertain macro-economic conditions in Brazil, and a decrease in FARO Focus3D Laser Scanner sales. Foreign exchange rates had an unfavorable impact on sales of $6.4 million, decreasing sales growth by 7.7 percentage points, primarily due to the decline in the Euro, Yen, and Real relative to the U.S. dollar. Excluding the foreign exchange rate impact, total sales for the three months ended September 26, 2015 declined 4.1% compared with the prior year period. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales decreased 3%, primarily as a result of a 13% decrease in units sold mainly from weaker demand in Japan, China, and Brazil offset partly by a higher average selling price mostly due to increased sales of our Arm accessories such as the Laser Line Probe HD. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales declined 10%, primarily reflecting an 8% decrease in units sold. Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) sales decreased 32% primarily driven by a 40% decrease in FARO Focus3D Laser Scanner units sold offset partly by the introduction of our FARO Freestyle3D in January 2015. Total product sales decreased by $9.8 million, or 14.5%, to $57.8 million for the three months ended September 26, 2015 from $67.6 million in the prior year period. Service revenue increased by $0.1 million, or 0.3%, to $14.7 million for the three months ended September 26, 2015 from $14.6 million in the third quarter of the prior year primarily driven by higher warranty sales mostly offset by the unfavorable impact of foreign exchange rates.

Sales in the Americas region decreased $1.4 million, or 4.1%, to $33.7 million for the three months ended September 26, 2015 from $35.1 million in the prior year period. Foreign exchange rates had an unfavorable impact on sales of $1.0 million or 2.8 percentage points. Excluding the foreign exchange rate impact, total sales for the three months ended September 26, 2015 declined by 1.3% compared with the prior year period. Product sales in the Americas region decreased by $2.2 million, or 7.8%, to $26.7 million for the three months ended September 26, 2015 from $28.9 million in the prior year, primarily driven by lower FARO Focus3D Laser Scanner sales and weaker macro-economic conditions in Brazil, partially offset by a higher average Arm selling price. Service revenue in the Americas region increased by $0.8 million, or 12.9%, to $7.0 million for the three months ended September 26, 2015 from $6.2 million in the prior year period, primarily due to an increase in premium warranty revenue as a result of focused sales initiatives.

Sales in the Europe/Africa region decreased $3.6 million, or 13.8%, to $22.4 million for the three months ended September 26, 2015 compared with $26.0 million in the prior year period. Excluding the unfavorable foreign exchange rate impact of $4.0 million or 15.4 percentage points, total sales for the three months ended September 26, 2015 increased by 1.6% compared with the prior year period. Total product sales in the Europe/Africa region decreased by $2.8 million, or 13.4%, to $17.4 million for the three months ended September 26, 2015 from $20.2 million in the prior year, primarily driven by unfavorable foreign exchange rates, lower FARO Focus3D Laser Scanner sales, and delayed and canceled customer capital spending. Service revenue in the Europe/Africa region decreased by $0.8 million, or 15.0%, to $5.0 million for the three months ended September 26, 2015 from $5.8 million in the prior year period, primarily due to unfavorable foreign exchange rates.

Sales in the Asia-Pacific region decreased $4.7 million, or 22.3%, to $16.4 million for the three months ended September 26, 2015 compared with $21.1 million in the prior year period. Excluding the unfavorable foreign exchange rate impact of $1.4 million, sales in the region declined 15.7%. Total product sales in the Asia-Pacific region decreased by $4.8 million, or 26.1%, to $13.7 million for the three months ended September 26, 2015 from $18.5 million in the prior year period. This decrease reflected lower FARO Focus3D Laser Scanner sales, the delayed and canceled customer spending, and aggressive price competition. Service revenue in the Asia-Pacific region increased by $0.1 million, or 4.8%, to $2.7 million for the three months ended September 26, 2015 from $2.6 million in the prior year period, primarily due to higher warranty revenue.

Gross profit. Gross profit was $34.9 million for the three months ended September 26, 2015, a decline of $11.1 million, or 24.3% compared with $46.0 million for the three months ended September 27, 2014. The lower gross profit reflected primarily the unfavorable impact of foreign exchange rates, decline in sales, and an increase in our inventory reserve. Based upon the planned timing of new product introductions and in light of lower-than-anticipated 2015 sales, we recorded a write-down of inventory of $7.9 million in the three months ended September 26, 2015. Gross margin decreased to 48.1% for the three months ended September 26, 2015 from 56.0% in the prior year period. Gross margin from product revenue was 49.9% for the three months ended September 26, 2015 compared with 60.6% in the prior year period. This decrease primarily reflected an increase in our inventory reserve, partially offset by a favorable product mix shift towards the higher-margin Arm product line. Gross margin from service revenue increased by 6.1 percentage points to 40.9% for the three months ended September 26, 2015 compared with 34.8% for the prior year period, reflecting primarily lower service costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $0.1 million, or 0.6%, to $19.0 million for the three months ended September 26, 2015 from $19.1 million for the three months ended September 27, 2014. The decrease in selling and marketing expenses reflected primarily lower sales commissions and favorable exchange rates, partially offset by an increase in marketing headcount in support of our vertical markets strategy.

Worldwide sales and marketing headcount increased by 72, or 15.1%, to 550 at September 26, 2015 from 478 at September 27, 2014. Regionally, our sales and marketing headcount increased by 34, or 22.4%, to 186 at September 26, 2015 from 152 at September 27, 2014 in the Americas; increased by 31, or 19.9%, to 187 at September 26, 2015 from 156 at September 27, 2014 in Europe/Africa; and increased by 7, or 4.1%, in Asia-Pacific to 177 at September 26, 2015 from 170 at September 27, 2014. The increase in headcount includes our recent acquisitions as well as our commitment to support our expected long-term sales growth.

As a percentage of sales, selling and marketing expenses increased to 26.1% of sales in the three months ended September 26, 2015 compared with 23.2% of sales in the three months ended September 27, 2014. Regionally, selling and marketing expenses were 22.4% of sales in the Americas for the three months ended September 26, 2015 compared with 21.4% of sales in the prior year period; 31.9% of sales in Europe/Africa for the three months ended September 26, 2015 compared with 26.4% of sales in the prior year period; and 25.8% of sales in Asia-Pacific for the three months ended September 26, 2015 compared with 22.1% of sales in the prior year period.

General and administrative expenses. General and administrative expenses decreased to $8.2 million for the three months ended September 26, 2015 from $8.8 million for the three months ended September 27, 2014. This decrease of $0.6 million reflected primarily lower compensation expense and the impact of favorable exchange rates. General and administrative expenses as a percentage of our sales increased to 11.4% for the three months ended September 26, 2015 from 10.7% for the three months ended September 27, 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.0 million, or 54.6%, to $2.8 million for the three months ended September 26, 2015 from $1.8 million for the three months ended September 27, 2014, reflecting primarily the new Exton facility, implementation of a new ERP system, and amortization expense related to our first quarter 2015 acquisitions.

Research and development expenses. Research and development expenses decreased $1.6 million, or 20.8%, to $5.8 million for the three months ended September 26, 2015 compared with $7.4 million for the three months ended September 27, 2014. This decrease was mainly related to a reduction in high-cost contractor expense, timing of product development activities, lower compensation expense and the impact of favorable foreign exchange rates. Research and development expenses as a percentage of sales decreased to 8.0% for the three months ended September 26, 2015 from 8.9% for the three months ended September 27, 2014.

Other (income) expense. Other (income) expense changed by $0.2 million to $0.1 million of expense for the three months ended September 26, 2015 from $0.1 million of income for the three months ended September 27, 2014, reflecting the unfavorable impact from changes in foreign exchange rates related to the value of current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax (benefit) expense. Income tax benefit was $0.2 million for the three months ended September 26, 2015 compared with a tax benefit of $2.1 million for three months ended September 27, 2014. In the third quarter of 2014, we had a discrete tax benefit of $4.5 million related to the reversal of a valuation allowance that did not repeat in the third quarter of 2015. Our effective tax rate was 16.6% for the three months ended September 26, 2015 compared with (23.3%) in the prior year period. Our effective tax rate continues to be lower than the statutory tax rate in the United States reflecting primarily our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net (loss) income. Net loss was $0.9 million for the three months ended September 26, 2015 compared with net income of $11.2 million for the three months ended September 27, 2014 as a result of the factors described above.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) was $1.7 million for the three months ended September 26, 2015 compared with $10.9 million for the three months ended September 27, 2014. The lower EBITDA for the three months ended September 26, 2015 was primarily driven by lower sales and a decrease in gross margin, partially offset by lower operating expenses.

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

	Three Months Ended
in thousands	September 26, 2015	September 27, 2014
Net (loss) income	$(884)	$11,223

Add (deduct):
Interest expense	30	5
Interest income	(23)	(28)
Income taxes	(176)	(2,118)
Depreciation and amortization	2,790	1,805

Total adjustments	2,621	(336)

EBITDA	$1,737	$10,887

Nine months Ended September 26, 2015 Compared to the Nine months Ended September 27, 2014

Sales. Total sales were $226.2 million for the nine months ended September 26, 2015 compared with $237.7 million for the nine months ended September 27, 2014. Our lower sales primarily reflected the unfavorable impact of foreign exchange rates and weaker macro-economic conditions in Japan, China, and Brazil. Excluding the foreign exchange rate impact of $21.7 million or 9.1 percentage points, total sales grew 4.3% for the nine months ended September 26, 2015 compared with the same period last year. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales were lower by 2%, reflecting a 9% decrease in units sold partially offset by a higher average selling price mostly due to increased sales of our Arm accessories such as the Laser Line Probe HD. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales were lower by 21%, reflecting a 14% decrease in units sold in the Americas and Asia-Pacific regions. Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) sales decreased 4%, reflecting primarily a 3% decline in units sold of the FARO Focus3D Laser Scanner. Total product sales were $182.3 million for the nine months ended September 26, 2015 compared with $194.8 million in the prior year period. Service revenue increased by $1.0 million, or 2.4%, to $43.9 million for the nine months ended September 26, 2015 from $42.9 million in the prior year period reflecting growth in warranty revenue.

Sales in the Americas region increased $5.4 million, or 5.5%, to $103.0 million for the nine months ended September 26, 2015 compared with $97.6 million in the prior year period. Excluding the unfavorable foreign exchange rate impact of $2.4 million or 2.5 percentage points, sales grew by 8.0% in the period. Product sales in the Americas region increased by $2.5 million, or 3.1%, to $81.9 million for the nine months ended September 26, 2015 compared with $79.4 million in the prior year, reflecting primarily a higher average Arm selling price offset partly by a decline in Brazil sales and lower units sold of Laser Tracker. Service revenue in the Americas region increased by $2.9 million, or 16.3%, to $21.1 million for the nine months ended September 26, 2015 from $18.2 million in the prior year period, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region were $71.2 million for the nine months ended September 26, 2015 compared with $78.8 million in the prior year period. Excluding the unfavorable foreign exchange rate impact of $15.5 million or 19.7 percentage points, sales were 10.0% higher for the nine months ended September 26, 2015. Total product sales in the Europe/Africa region decreased by $5.2 million, or 8.6%, to $56.1 million for the nine months ended September 26, 2015 from $61.3 million in the prior year, reflecting primarily unfavorable foreign exchange rates offset partially by an increase in Laser Tracker sales and the introduction of the FARO Freestyle in January 2015. Service revenue in the Europe/Africa region decreased by $2.4 million, or 13.6%, to $15.1 million for the nine months ended September 26, 2015 compared with $17.5 million in the prior year period, reflecting primarily unfavorable foreign exchange rates.

Sales in the Asia-Pacific region were $52.0 million for the nine months ended September 26, 2015 compared with $61.2 million in the prior year period. Excluding the unfavorable foreign exchange rate impact of $3.8 million or 6.2 percentage points, sales in the region declined by 8.8% for the nine months ended September 26, 2015 compared with the prior year period. Total product sales in the Asia-Pacific region decreased by $9.7 million, or 17.9%, to $44.3 million for the nine months ended September 26, 2015 compared with $54.0 million in the prior year period. The lower sales reflected the weaker macro-economic conditions in Japan and China. Service revenue in the Asia-Pacific region increased by $0.5 million, or 6.5%, to $7.7 million for the nine months ended September 26, 2015 from $7.2 million in the prior year period, primarily due to higher warranty revenue.

Gross profit. Gross profit was $119.0 million for the nine months ended September 26, 2015 compared with $131.6 million for the nine months ended September 27, 2014. The decrease of $12.6 million, or 9.6%, reflected primarily unfavorable foreign exchange rates, lower Asia-Pacific product sales and an increase in our inventory reserve recorded in the third quarter 2015, partially offset by sales growth in the Americas region. Gross margin was 52.6% for the nine months ended September 26, 2015 compared with 55.4% in the prior year period. Gross margin from product revenue was 55.8% for the nine months ended September 26, 2015 compared with 59.9% in the prior year period. This decrease reflected primarily higher manufacturing costs and an increase in inventory reserve, partially offset by a higher average Arm selling price. Gross margin from service revenue increased by 4.5 percentage points to 39.6% for the nine months ended September 26, 2015 from 35.1% for the prior year period, primarily due to higher warranty revenue and lower service costs.

Selling and Marketing Expenses. Selling and marketing expenses were $58.1 million for the nine months ended September 26, 2015 compared with $56.2 million for the nine months ended September 27, 2014. The increase in selling and marketing expenses reflected primarily an increase in marketing headcount to support our vertical markets strategy.

As a percentage of sales, selling and marketing expenses were 25.7% of sales for the nine months ended September 26, 2015 compared with 23.6% of sales for the nine months ended September 27, 2014. Regionally, selling and marketing expenses were 22.8% of sales in the Americas for the nine months ended September 26, 2015 compared with 21.0% for the prior year period; 30.6% of sales in Europe/Africa for the nine months ended September 26, 2015 compared with 28.2% of sales for the prior year period; and 24.8% of sales in Asia-Pacific for the nine months ended September 26, 2015 compared with 22.1% of sales for the prior year period.

General and administrative expenses. General and administrative expenses were $27.1 million for the nine months ended September 26, 2015 compared with $26.1 million for the nine months ended September 27, 2014. The increase in general and administrative expenses reflected primarily higher headcount and severance costs relating to cost reduction initiatives, as well as higher advisory and consulting fees related to our ERP implementation, acquisition activity and external audit. General and administrative expenses were 12.0% of sales for the nine months ended September 26, 2015 compared with 11.0% of sales in the prior year period.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.0 million for the nine months ended September 26, 2015 compared with $5.5 million for the nine months ended September 27, 2014, an increase of $2.5 million, reflecting primarily the new Exton facility, implementation of a new ERP system, and amortization expense related to our first quarter 2015 acquisitions.

Research and development expenses. Research and development expenses were $19.4 million for both the nine months ended September 26, 2015 and the nine months ended September 27, 2014. Expenses remained unchanged, as the impairment charge relating to the discontinuation of certain licensing agreements recorded in the second quarter of 2015 was offset by the impact of favorable foreign exchange rates and a reduction in compensation expense year-over-year. Research and development expenses as a percentage of sales were 8.6% for the nine months ended September 26, 2015 compared with 8.2% for the nine months ended September 27, 2014.

Other (income) expense. Other (income) expense was $1.5 million of expense for the nine months ended September 26, 2015 compared with $0.1 million of income for the nine months ended September 27, 2014. The increase in other expense reflected primarily the foreign exchange impact rate of intercompany account balances of our subsidiaries in the first quarter of 2015.

Income tax (benefit) expense. Income tax expense was $0.9 million for the nine months ended September 26, 2015 compared with $2.0 million for the nine months ended September 27, 2014. This decrease was primarily due to lower pre-tax income offset partially by a discrete tax benefit of $4.5 million related to the reversal of a valuation allowance in the third quarter of 2014. Our effective tax rate was 19.4%

for the nine months ended September 26, 2015 compared with 8.1% in the prior year period. Our effective tax rate continues to be lower than the statutory tax rate in the United States reflecting primarily our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income was $3.9 million for the nine months ended September 26, 2015 compared with $22.5 million for the nine months ended September 27, 2014 reflecting the factors described above.

EBITDA (Non-GAAP). Earnings before interest, income taxes, depreciation, and amortization (EBITDA) was $12.9 million for the nine months ended September 26, 2015 compared with $30.0 million for the same prior year period. The decrease in EBITDA reflected primarily lower sales in the Asia-Pacific region, a decrease in gross margin and an unfavorable foreign exchange rate impact to other (income) expense.

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

	Nine Months Ended
in thousands	September 26, 2015	September 27, 2014
Net income	$3,928	$22,527

Add (deduct):
Interest expense	31	6
Interest income	(67)	(67)
Income taxes	945	1,974
Depreciation and amortization	8,022	5,520

Total adjustments	8,931	7,433

EBITDA	$12,859	$29,960

Liquidity and Capital Resources

Cash and cash equivalents were $96.0 million at September 26, 2015 compared with $109.3 million at December 31, 2014. The $13.3 million decrease included a cash payment of $12.1 million for the two acquisitions completed in the first quarter 2015 and $8.5 million for purchases of capital equipment, partially offset by $2.3 million in proceeds from stock option exercises. Cash flow from operations was $7.9 million for the nine months ended September 26, 2015 compared with $4.5 million for the nine months ended September 27, 2014. The increase was primarily due to the collection of receivables since December 31, 2014, partially offset by higher cash outflow for inventory due to lower-than-anticipated 2015 year-to-date sales and decreased accounts payable and accrued liabilities reflecting the timing of payments around year-end.

Of our $96.0 million in cash and cash equivalents, $57.8 million was held by foreign subsidiaries. Our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to provide at that time for the income taxes that would be imputed upon their repatriation.

On July 11, 2006, we entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended effective March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00%. The Amended and Restated Loan Agreement required us to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of our fiscal quarters. The term of the Amended and Restated Loan Agreement, as amended, expired on March 31, 2015. We did not draw on this line of credit and we did not extend the term of the loan agreement.

In October 2015, our Board of Directors authorized an increase to our existing share repurchase program, from $30 million to $50 million of our common stock. We plan to repurchase shares opportunistically, subject to trading restrictions and other legal requirements, under this program.

We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

We are party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. We also enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 26, 2015, we had $18.8 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 26, 2015, we also had $4.7 million in long-term commitments for purchases to be delivered through 2017. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the nine months ended September 26, 2015 or the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. For the nine months ended September 26, 2015, 58% of our revenues were invoiced, and a significant portion of our operating expenses paid, in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese Yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we do not regularly use such instruments, and none were utilized in 2014 or the nine months ended September 26, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of September 26, 2015.

Changes in Internal Control Over Financial Reporting

We are implementing SAP, a new enterprise resource planning (“ERP”) system, to support and enhance our operations and financial reporting. SAP is expected to significantly impact our business, financial transaction and reporting processes. SAP is being implemented in phases, beginning with the Americas region, which was completed in the fourth quarter of 2014. Our Europe/Africa region completed their implementation in the third quarter of 2015, and we expect to fully implement SAP globally by the end of the 2015 fiscal year. The implementation of a new worldwide ERP system affects the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.

There were no other changes in our internal control over financial reporting during the third quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of September 26, 2015, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the nine month period ended September 26, 2015 under this program. As of September 26, 2015, we had $21.1 million available for repurchase under this share repurchase program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Employment Agreement between FARO Technologies, Inc. and Laura Murphy, dated as of July 29, 2015 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 31, 2015, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 3, 2015	By:	/s/ Laura A. Murphy
	Name:	Laura A. Murphy
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)