Form 10-K
period 2015-12-31
FARO TECHNOLOGIES INC
filed 2016-02-29
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 26, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $796,756,020 based on the closing price of the Registrant’s common stock on such date on the NASDAQ Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”

As of February 17, 2016, there were outstanding 16,589,618 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	development by others of new or improved products, processes or technologies that make our products less competitive or obsolete;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	our inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	the material weakness in the operating effectiveness of our internal control over financial reporting and our ability to remediate this issue completely and promptly;

•	fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation, (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the success of our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, and (xvii) compliance with government regulations including health, safety, and environmental matters;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the effects of increased competition as a result of consolidation in the CAM2 market;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in our effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of disruption, delays, or deficiencies in the design or implementation of our new global enterprise resource planning (ERP) system;

•	our ability to maintain profitability;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements; and

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

as well as other risks and uncertainties discussed in Part I, Item 1A of this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K, unless otherwise required by law.

ITEM 1.	BUSINESS.

The Company was founded in 1982, and re-incorporated in Florida in 1992. Our worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746 and our telephone number is (407) 333-9911.

We design, develop, manufacture, market and support software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Cobalt Array 3D Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety software and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

Industry Background

We believe four principal forces drive the need for our products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO-9001 (and its offshoot QS-9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects; 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits; and 4) the growing demand to capture large volumes of three-dimensional data for modeling and analysis.

CAD improves the manufacturing process. The creation of physical products involves the processes of design, engineering, production, and measurement and quality inspection. These basic processes have been profoundly affected by the computer hardware and software revolution that began in the 1980s. CAD software was developed to automate the design process, providing manufacturers with computerized 3D design capability and shortening the time between design changes. Today, most manufacturers use some form of CAD software to create designs and engineering specifications for new products and to quantify and modify designs and specifications for existing products. While manufacturers previously designed their products to remain in production for longer periods of time, current manufacturing practices must accommodate more frequent product introductions and modifications, while satisfying more stringent quality and safety standards. Assembly fixtures and measurement tools must be linked to the CAD design to enable production to keep up with the rate of design change.

Quality standards dictate measurement to reduce defects. QS-9000 is the name given to the Quality System requirements of the automotive industry developed by Chrysler, Ford, General Motors and major truck manufacturers. Companies registered under QS-9000 are considered to have higher standards and better quality products. Six Sigma is a set of quality standards that embodies the principles of total quality management, focused on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed and, if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their process, including stages of product assembly that may never have been measured before, in part because of the lack of suitable measurement equipment.

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

The market demands three-dimensional data. Various factors contribute to market demand for FARO products and services. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of three-dimensional data. As data requirements for construction, civil engineering and public safety projects become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.

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

•	Articulated Arm – The articulated arm is comprised of three major joints, each of which may consist of one, two or three axes of motion. The articulated arm is available in a variety of sizes, configurations and precision levels suitable for a broad range of applications. To take a measurement, the operator simply touches the object to be measured with a probe at the end of the arm and presses a button. Data can be captured at either individual points or a series of points. Optical encoders located at each of the joints of the arm measure the angles at those joints, and this rotational measurement data is transmitted to an on-board controller that converts the arm angles to precise locations in 3D space using “xyz” position coordinates and “ijk” orientation coordinates.

•	Computer – We pre-install our CAM2 software on either a notebook or desktop style computer or Microsoft Windows™-based Touch PC or Touch Pad, depending on the customer’s need, and the measurement arm, computer and installed software are sold as a system. We purchase the computers sold with our products from various suppliers.

FARO Laser ScanArm. The FARO Laser ScanArm is a FaroArm equipped with a combination of a hard probe (like that in the FaroArm) and a non-contact laser line probe. This product provides our customers the ability to measure products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The ScanArm is used for contact and non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3D modeling.

FARO Gage. The FARO Gage is a smaller, higher-accuracy version of the FaroArm that is sold as a combination of an articulated arm device with a computer and software. The FARO Gage is also distinguished from the FaroArm by the special mounting features and software unique to the FARO Gage. The FARO Gage is targeted at machine tools and bench tops around machine tools, where basic measurements of smaller machined parts must be taken. The CAM2 FARO Gage software developed for this device, described below, features basic 2D and 3D measurements common to these applications.

FARO Laser Tracker. The FARO Laser Tracker combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs.

•	Laser Tracker Vantage – The FARO Laser Tracker Vantage utilizes an ultra-precise laser beam to measure objects of up to 260 feet. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process. With our high angular resolution, repeatability, and accuracy, the FARO Laser Tracker Vantage advances already-proven tracker technology. Among our many enhanced features is TruADM™, which improves upon existing Absolute Distance Measurement (“ADM”) technology by providing the time-saving ability to reacquire the laser beam without the need to return to a known reference point or the need to hold the target stationary.

•	Laser Tracker ION – The FARO Laser Tracker ION is an interferometer (IFM)-based measurement system that provides the high accuracy and range to complete measurement tasks, such as in-line measurements, high-speed dynamic measurements, or high-accuracy machine calibration. The FARO Laser Tracker ION features Dual Distancing Systems, enabling the Tracker to catch the beam in the air and set the distance instantly with Agile ADM.

•	Computer – The FARO Laser Tracker includes a notebook or desktop style computer or Microsoft Windows™-based Touch PC or Touch Pad, depending on the customer’s requirements, that includes the pre-installed CAM2 Software.

FARO Cobalt Array 3D Imager. The FARO Cobalt Array 3D Imager, released in January 2016, is our next generation FARO 3D Imager product offering replacing the FARO 3D Imager AMP. The FARO Cobalt Array 3D Imager is a metrology-grade non-contact scanner that utilizes blue light technology to capture millions of high resolution 3D coordinate measurements in seconds. FARO Cobalt’s versatility supports a variety of deployment options including rotary table, robot, industrial inspection cells and multiple imager arrays. This technology is used in quality control to improve product quality and reduce scrap, as well as for reverse engineering and rapid manufacturing.

FARO Focus3D. The FARO Focus3D laser scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as an industrial facility. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of three-dimensional data. The FARO Focus3D simplifies modeling, reduces project time and maintains or increases the accuracy of the image. The resulting data is used with major CAD systems or FARO’s own proprietary SCENE software.

FARO Freestyle3D. The FARO Freestyle3D is a top-quality, high-precision, handheld scanner that quickly documents rooms, structures and objects in 3D and creates high-definition point clouds. The applications of the FARO Freestyle3D include architecture, construction, industrial production and forensics. The FARO Freestyle3D’s durable carbon fiber design equips the user with a versatile and ergonomic tool for performing accurate scanning in confined spaces. The FARO Freestyle3D can be used independently or as a complement to the FARO Focus3D. The FARO Freestyle3D comes with two software applications in addition to FARO’s proprietary SCENE software: SCENE Capture, which is installed on a tablet computer to record and visualize the capturing of 3D data, and SCENE Process, which processes the captured 3D data.

FARO Software. We provide a family of proprietary CAD-based measurement and laser scanner software used with our measurement and scanning devices.

•	CAM2 Measure 10 allows customers to complete measurement jobs quickly and gives customers the freedom to measure as required by the application. State-of-the-art functionalities improve every process where measuring is needed.

•	FARO CAM2 Smartinspect is our CAM2 solution for measuring geometry and building dimensions. The software allows customers to quickly measure geometric features and report dimensions for control.

•	FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3D measurements in point clouds.

•	FARO Public Safety Software makes diagramming and pre-planning easier for law enforcement officers, firefighters and loss control engineers by allowing the users who need to draw site plans or crash or crime scene diagrams to be able to do so in a fast and efficient manner.

•	FARO 3D Software offers field-proven software products to enable and simplify the use of real world objects in CAD applications. Primarily serving the Surveying and Architecture, Engineering and Construction spaces, the offering allows the user to integrate 3D laser scan data with CAD environments.

To support our product line, we also offer extended warranties and comprehensive support, training and technology consulting services to our customers.

In February 2015, we completed the acquisition of ARAS 360 Technologies Inc. (“ARAS”). ARAS, a privately held business headquartered in Canada, produces a full suite of accident and crime reconstruction software tools that offer advanced graphics, analytical tools, and the ability to work with large point cloud data. These products are part of our FARO Public Safety Software product offerings discussed above and are expected to complement our portfolio of software products within the public safety market.

In March 2015, we completed the acquisition of kubit GmbH and substantially all of the assets of kubit GmbH’s U.S. distributor kubit USA, Inc. (collectively “kubit”). Kubit, a privately held business with operating facilities in Germany and the United States, develops software for surveying and as-built documentation. These products are part of our FARO 3D Software product offerings discussed above and are expected to complement our portfolio of software products specifically in the Building Information Modeling (BIM)/Construction Information Management (CIM) market.

Customers

Our sales are diversified across a broad number of over 15,000 customers worldwide in a range of metrology, reverse engineering, factory automation, Building Information Modeling (BIM)/Construction Information Management (CIM), public safety and other applications. The FARO metrology product lines (e.g. Arm, Gage, Laser ScanArm, Laser Tracker, and Cobalt Array Imager) are purchased primarily by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrials. Our Focus3D and Freestyle3D product lines provide precise three-dimensional renderings primarily to architecture, engineering, construction, and public safety customers. Our ten largest customers by revenue represented an aggregate of approximately 4.3% of our total sales in 2015. No customer represented more than 2.0% of our sales in 2015.

Sales and Marketing

We conduct our sales and marketing efforts on a decentralized basis in three main regions around the world: Americas, Europe/Africa and Asia-Pacific. The regional headquarters for the Americas, which is also our global headquarters, is located in Lake Mary, Florida; the Europe/Africa regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia-Pacific region is located in Singapore. At December 31, 2015, we employed 171, 172, and 169 sales and marketing specialists in the Americas, Europe/Africa, and Asia-Pacific regions, respectively. We sell most of our products through direct sales representation in Brazil, Canada, China, France, Germany, India, Italy, Japan Malaysia, Mexico, the Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, the United States, and Vietnam. We also sell our products through distributors, although this channel has historically represented a small percentage of total sales, and in 2015 represented 9.3% of total sales, compared with 9.9% in 2014. Note 17 to the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes financial information about our foreign and domestic operations.

Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification.

Research and Development

We believe that our future success depends, in part, on our ability to maintain technological leadership, which will require ongoing enhancements of our products and the development of new applications and products that provide 3D measurement solutions. The field of 3D measurement continues to expand, and new technologies and applications will be essential to competing in this market. Accordingly, we intend to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on our existing technological base, and the enhancement and development of additional applications for our products.

Our research and development efforts are directed primarily at enhancing the functional adaptability of our current products and developing new and innovative products that respond to specific requirements of the emerging market for 3D measurement and documentation systems. Our engineering development efforts will continue to focus on enhancing the mechanical hardware, electronics, and software in our existing products and developing new products for the CAM2 market. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of our research and development activities will be completed successfully or on schedule, or, if completed, will be commercially accepted.

At December 31, 2015, we employed 181 scientists and technicians in our research and development efforts. Research and development expenses were approximately $26.6 million in 2015, compared to $27.5 million in 2014 and $22.4 million in 2013.

Intellectual Property

We own approximately 900 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2016 and 2040. We also own approximately 65 trademark registrations worldwide.

Our success and ability to maintain a competitive position depends, in large part, on our ability to protect our intellectual property. We rely on a combination of contractual provisions and trade secret laws to protect our proprietary information. However, there can be no assurance that the steps taken by us to protect our trade secrets and proprietary information will be sufficient to prevent misappropriation of our proprietary information or preclude third-party development of similar intellectual property.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We intend to vigorously defend our proprietary rights against infringement by third parties. However, policing unauthorized use of our products is difficult, particularly in foreign countries, and we may be unable to determine the extent, if any, to which unauthorized use of our products exist. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

We do not believe that any of our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which could have a material adverse effect upon the our business, operating results and financial condition. In addition, such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.

Manufacturing and Assembly

We manufacture our FaroArm, FARO Gage, FARO Laser ScanArm, FARO Cobalt Array 3D Imager and FARO Laser Tracker products in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas, in our manufacturing facility located in Schaffhausen, Switzerland for customer orders from the Europe/Africa region, and in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Stuttgart, Germany and Schaffhausen, Switzerland. In 2014, we relocated our facility in Kennett Square, Pennsylvania to a leased facility consisting of approximately 90,400 square feet in Exton, Pennsylvania.

We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2016.

Manufacturing consists primarily of assembling and integrating components and subassemblies purchased from suppliers into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to our specifications. Products are assembled, calibrated and tested for accuracy and functionality before shipment. We perform limited in-house circuit board assembly and component part machining. Typically, we enter into purchase commitments for manufacturing components to cover production requirements for 60 to 120 days. We may enter into longer agreements to purchase sufficient inventory to satisfy warranty commitments or to ensure adequate component availability.

Our manufacturing, engineering, and design headquarters have been registered to the ISO-9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, our manufacturing sites in Lake Mary, Florida; Exton, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO-9001. Our FARO Laser Tracker, FaroArm, FARO Gage, and FARO Cobalt Array 3D Imager products are all registered to ISO-17025:2005. We continue to examine our scope of registration as our business evolves and we have chosen English as the standard business language for our operations.

Our efforts to register our manufacturing, engineering and design headquarters to the ISO-9001 standard in concert with the ISO9001:2008 Quality Management System Certification verifies our commitment to quality through an internationally recognized standard. Additionally, we take a global approach to ISO-17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with similar scopes of accreditation and capabilities for the products generated and serviced.

Competition

Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser tracker, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, we compete with a number of manufacturers of handheld measurement tools and fixed-base

CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, FARO Focus3D and FARO Cobalt Array 3D Imager product lines, we compete primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechnik GmbH and GOM GmbH in the 3D Imager product lines. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.

We will be required to make continued investments in technology and product development to maintain and extend the technological advantage that we believe we currently have over our competition. However, we cannot be certain that our technology or our product development efforts will allow us to successfully compete as the industry evolves. As the market for our measurement systems expands, additional competition may emerge and our existing and future competitors may commit more resources to the markets in which we participate.

Government Regulation

Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel, and use of local employees and suppliers. Our foreign operations are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws, which makes illegal any payments to government officials or government employees that are intended to induce their influence to assist us or to gain any improper advantage for us. We operate in certain regions in the Middle East, Africa, Latin America, and Asia-Pacific that are more prone to risk under these anti-corruption laws.

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

We currently hold WEEE registration and are in compliance with the directives of the European Union. Under the classification of “Industrial Monitoring and Control Instruments,” our products have until July 22, 2017 to become compliant with the RoHS2 directive. Currently, only the FARO Laser Tracker ION does not meet the RoHS2 directive. However, if we are unable to bring the FARO Laser Tracker ION into compliance with the RoHS2 directive by July 22, 2017, we would be unable to sell the FARO Laser Tracker ION in the European Union countries and China, and potentially in several states in the United States, which could have a material adverse effect on our sales and results of operations.

Backlog and Seasonality

At December 31, 2015, we had orders representing approximately $9.1 million in sales outstanding. The majority of these specific orders were shipped by February 18, 2016, and, as of February 18, 2016, we had orders representing approximately $8.5 million in sales outstanding. We believe that substantially all of the outstanding sales orders as of February 18, 2016 will be shipped during 2016. At December 31, 2014 and 2013, we had orders representing approximately $14.1 million and $18.7 million in sales outstanding, respectively.

We typically experience greater order volume during the fourth quarter as customers spend the remaining balances of their capital expenditure budgets.

Employees

At December 31, 2015, we had 1,288 full-time employees, consisting of 512 sales and marketing professionals, 201 production staff, 181 research and development staff, 166 administrative staff, and 228 customer service/training/application engineering specialists. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory. Management believes that our future growth and success will depend in part on our ability to retain and continue to attract highly skilled personnel. We anticipate that we will be able to obtain the additional personnel required to satisfy our staffing requirements over the foreseeable future.

Geographic Information

We have three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of our consolidated sales. We evaluate performance and allocate resources based upon profitable growth and assets deployed. Information regarding our net sales, operating income, and long-lived assets by geographic region is set forth in Note 17 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

Available Information

We make available, free of charge on our Internet website at http://www.faro.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on our website at www.faro.com by first clicking “Investor Relations” and then “SEC Filings”. The information on, or accessible through, our website is not a part of this Annual Report on Form 10-K.

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

The statements under this heading describe the most significant risks to our business identified by management and should be considered carefully in conjunction with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K and in our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K before deciding to invest in, or retain, shares of our common stock.

Any of the following risks and uncertainties could materially and adversely affect our business, results of operations, liquidity, and financial condition. These are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently do not consider material to our business.

Competitors may develop products that make our products obsolete or less competitive.

The CAM2 market is characterized by rapid technological change. Competitors may develop new or improved products, processes or technologies that may make our products obsolete or less competitive.

As a result, our success depends, in part, on our ability to maintain our technological advantage by developing new products and applications and enhancing our existing products, which can be complex and time-consuming and require substantial investment. Significant delays in new product releases or difficulties in developing new products could adversely affect our business and results of operations. We can provide no assurance that we will be able to adapt to evolving markets and technologies or maintain our technological advantage.

Our financial performance is dependent on the conditions of various industries, including the automotive, aerospace, and heavy equipment industries, which have from time to time experienced, and may again experience, significant disruptions in the economic environment.

A significant portion of our sales are to manufacturers in the automotive, aerospace, and heavy equipment industries.    We are dependent upon the continued viability and financial stability of our customers in these industries, which are highly cyclical and dependent upon the general health of the economy and consumer spending.

Because a significant portion of our revenues and expenses are denominated in foreign currencies, we face significant exposure to foreign exchange rate risk.

Our results of operations are affected by fluctuations in exchange rates, which has caused, and may continue to cause, significant fluctuations in our quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on our results of operations and financial condition, and could result in potentially significant foreign exchange gains and losses. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase.

We may be unable to recognize the anticipated benefits of our reorganization initiatives.

On February 24, 2016, we announced our intention to pursue various reorganization initiatives targeting certain vertical markets, modernizing our sales process, harmonizing our global functions and accelerating our product development efforts. Management expects to derive certain benefits from these reorganization initiatives, including accelerating sales growth, improving the leverage of our sales organization and optimizing management and operations. A variety of known and unknown risks, uncertainties and other factors could cause actual results and experience to differ materially from those anticipated, resulting in an inability to realize the expected benefits of the reorganization initiatives and our ability to execute our plans and strategies.

The buying process for most of our customers for our measurement products is highly decentralized and typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.

Our success depends, in part, on our ability to further penetrate our customer base. During 2015, approximately 73% of our revenue was attributable to sales to our existing customers. If we are not able to continue to further penetrate our existing customer base, our sales growth may further decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.

Our ability to protect our patents and proprietary rights in the United States and foreign countries could adversely affect our revenues.

Our success depends, in large part, on our ability to obtain and maintain patents and other proprietary right protection for our processes and products in the United States and other countries. We also rely upon trade secrets, technical know-how and continuing inventions to maintain our competitive position. We seek to protect our technology and trade secrets, in part, by confidentiality agreements with our employees and contractors. However, our employees may breach these agreements; or, our trade secrets may otherwise become known or be independently discovered by inventors. If we are unable to obtain or maintain protection of our patents, trade secrets and other proprietary rights, we may not be able to prevent third parties from using our proprietary rights, which could have a material adverse effect on our results of operations.

Our patent protection involves complex legal and technical questions. Our patents may be challenged, narrowed, invalidated or circumvented. Further, we may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary processes and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money, which could have an adverse impact on our financial condition.

Claims from others that we infringed on their intellectual property rights may adversely affect our business and financial condition.

From time to time, we receive notices from others claiming that we infringed on their intellectual property rights. Resolving these claims may require us to enter into royalty or licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products, or require us to pay damages. In addition, from time to time, we are involved in intellectual property lawsuits. We could, in the future, incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our financial condition. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel.

Product failures or product availability and performance issues could result in increased warranty costs, delays in new product introductions and enhancements, and could adversely affect our business and financial condition.

We regularly introduce new products and enhance existing products. Failures in our new or existing products could result in increased warranty costs, delays in new product introductions, and a loss of sales and customers, and have an adverse effect on our business and financial condition.

We may not be able to achieve financial results within our target goals, and our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our ability to achieve financial results that are within our goals is subject to a number of factors beyond our control. Moreover, our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause our financial results to fluctuate include, but are not limited to, the following:

•	adverse changes in the manufacturing industry and general economic conditions;

•	the effectiveness of sales promotions;

•	geographic expansion in our regions;

•	training and ramp-up time for new sales people;

•	investments in strategic sales, product or other initiatives;

•	investments in technologies and new products and product enhancements, including costs associated with new development and product introductions, and the timing and market acceptance of new products and product enhancements;

•	excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes;

•	expansion of our manufacturing capability;

•	the size and timing of customer orders, many of which are received towards the end of the quarter;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in the effective income tax rate and difficulty in predicting the tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against us.

Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future and could cause us to fail to achieve our target financial results.

Our growth depends on the ability of our products to attain broad market acceptance.

The market for traditional fixed-base CMMs, check fixtures, handheld measurement tools, and surveying equipment is mature. Part of our strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance for our products requires significant effort to convince customers to reevaluate their historical measurement procedures and methodologies.

The potential size and growth rate of the CAM2 market is uncertain and difficult to quantify. If the CAM2 market does not continue to expand or does not expand as quickly we anticipate, we may not be able to grow our sales, which could materially adversely affect our results of operations and financial condition.

We market seven closely interdependent products (FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker, FARO Cobalt Array 3D Imager, FARO Focus3D and FARO Freestyle3D) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of our revenues are currently derived from sales of these products and software, and we plan to continue our business strategy of focusing on the software-driven, 3D measurement and inspection market. Consequently, our financial performance will depend, in large part, on computer-based measurement, inspection and high density surveying products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.

We compete with manufacturers of measurement systems and traditional measurement devices, many of which have more resources than us and may develop new products and technologies.

The broad market for measurement devices is highly competitive. In the FARO Gage product line, we compete with manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm, FARO Laser ScanArm, FARO Laser Tracker, FARO Focus3D and FARO Cobalt Array 3D Imager product lines, we compete primarily with Hexagon Metrology, a division of Hexagon AB, and with Steinbichler Optotechnik GmbH and GOM GmbH in the FARO Cobalt Array 3D Imager product line. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality, and price with respect to all of our products.

We will be required to make continued investments in technology and product development to maintain the technological advantage that we believe we currently have over our competition. Some of our competitors possess substantially greater financial, technical, and marketing resources than we possess. Moreover, we cannot be certain that our technology or our product development efforts will allow us to successfully compete as the industry evolves. As the market for our measurement systems expands, additional competition may emerge and our existing and future competitors may commit more resources to the markets in which we participate. Our results of operations could be adversely affected by pricing strategies pursued by competitors or technological or product developments by competitors.

We have identified a material weakness in our internal control over financial reporting related to the review of certain deferred income tax accounts. If we do not remediate this material weakness and fail to establish and maintain effective internal control over financial reporting, our financial statements could contain a material misstatement, which could adversely affect our business and financial condition.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected on a timely basis. Even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

In connection with the audit of our financial statements as of and for the year ended December 31, 2015, we recently identified a material weakness in our internal control over financial reporting related to the review of certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. As a result of this material weakness, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2015. Notwithstanding the existence of this material weakness, our management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented. Our management team has reviewed and discussed the identified material weakness with the Audit Committee and is in the process of developing and implementing an action plan to remediate it. A more complete description of this material weakness is included in Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K.

We cannot be certain that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If the remedial measures are insufficient to address the identified material weakness or if additional material weaknesses or significant deficiencies in internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and adversely affect our business, our financial condition, and the trading price of our common stock.

We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.

We derive more than half of our revenues from international operations. Our international operations are subject to various risks, including:

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

Reductions in defense spending could adversely affect our business.

Certain of our customers operate in the defense sector and depend significantly on U.S. government spending. In August 2011, Congress enacted the Budget Control Act of 2011, which imposed spending caps and certain reductions in defense spending through 2021. Automatic spending reductions, referred to as sequestration, were implemented in March 2013. Ongoing budgetary discussions in the federal government may result in other cuts to defense spending. Reductions in defense spending that impact the aerospace and defense industries could have an adverse effect on our results of operations.

We are subject to the impact of governmental and other similar certification processes and regulations, which could adversely affect our business and results of operations.

Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel, and use of local employees and suppliers. An inability to comply with these regulations or obtain any necessary certifications in a timely manner could have an adverse effect on our business and results of operations.

In addition, as a manufacturer of electrical goods, we are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China.

We currently hold WEEE registration and are in compliance with the directives of the European Union. Under the classification of “Industrial Monitoring and Control Instruments,” our products have until July 22, 2017 to become compliant with the RoHS2 directive. Currently, only the FARO Laser Tracker ION does not meet the RoHS2 directive. However, if we are unable to bring the FARO Laser Tracker ION into compliance with the RoHS2 directive by July 22, 2017, we would be unable to sell the FARO Laser Tracker ION in European Union countries and China, and potentially in several states in the United States, which could have a material adverse effect on our sales and results of operations.

Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption laws could subject us to fines and penalties.

In 2012, our monitorship expired pursuant to our settlement with the SEC and the Department of Justice, or DOJ, concerning certain payments made by our subsidiary in China that may have violated the Foreign Corrupt Practices Act, or the FCPA, and other applicable laws. We are, of course, still subject to such laws and have adopted and maintain a compliance program designed to ensure compliance with these laws; however, in light of our prior conduct, any future failure to comply with any such continuing obligations could result in the SEC and the DOJ aggressively seeking to impose penalties against us. In addition, many countries in which we operate have increased regulation regarding anti-corruption practices generally. Compliance with such regulations could be costly and could adversely impact our results of operations or delay entry into new markets.

We may not be able to identify or consummate acquisitions or achieve expected benefits from or effectively integrate acquisitions, which could harm our growth.

Our growth strategy partly depends on our ability to obtain additional technologies, complementary product lines and sales channels through selective acquisitions and strategic investments. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions, if necessary, on satisfactory terms or otherwise complete acquisitions in the future. In the past, we have used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing shareholders, and potential acquisition candidates may not view our stock attractively.

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

We cannot offer any assurance that we will be able to identify, complete or successfully integrate any suitable acquisitions, that any acquired companies will operate profitably, or that we will realize the expected synergies and other benefits from any acquisition.

We may face difficulties managing the effects of our growth.

If our business grows rapidly in the future, we expect it to result in:

•	increased complexity;

•	increased responsibility for existing and new management personnel; and

•	incremental strain on our operations and financial and management systems.

If we are not able to manage the effects of our future growth, our business, financial condition and operating results may be harmed.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

Outside vendors provide key components used in the manufacture of our products. Any supply interruption in a limited source component would hinder our ability to manufacture our products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown, or incompatibility with our manufacturing processes could hinder our ability to manufacture our products. We may not be able to find a sufficient alternative supplier in a reasonable period of time, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the manufacture of components of our potential products, we may experience delays or interruptions in our operations, which would adversely affect our business, results of operations and financial condition.

The disclosure requirements under the “conflict minerals” provisions of the Dodd-Frank Act could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted disclosure requirements, which became effective in 2014, for public companies using certain minerals and metals in their products. These minerals and metals are generally referred to as “conflict minerals” regardless of their country of origin. Under these rules, we are required to perform due diligence and disclose our efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries. Conflict minerals are commonly used in the manufacture of electronics and may be incorporated in our products. As a result of these regulations, we have incurred, and expect to continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in our products. These requirements could also adversely affect the sourcing, availability and pricing of such minerals, and the pool of suppliers who provide “conflict free” metals may be limited. As a result, we or our suppliers may not be able to obtain materials necessary for production of our products in sufficient quantities or at competitive prices. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products and confirm that they are “conflict free,” which may adversely affect our reputation. Implementation of certain provisions of the rule has been delayed as a result of pending litigation challenging certain aspects of the rule. We continue to monitor these developments and their implications on us.

Our failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.

On March 20, 2015, we announced the departure of our Chief Financial Officer, Peter Abram, and on December 7, 2015, we announced the resignation of our Chief Executive Officer, Jay Freeland. While we have subsequently hired a new Chief Financial Officer, Laura Murphy-Wolf, and have appointed our Chairman, Dr. Simon Raab, as interim President and Chief Executive Officer, these senior leadership changes could impact our ability to attract and retain sufficient qualified personnel to support our growth and could have a material adverse effect on our business reputation and results of operations.

In addition, the loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Moreover, we continue to rely, in part, on equity awards to attract and retain qualified personnel, which may result in an increase in compensation expense.

Risks generally associated with our information systems could adversely affect our business reputation and results of operations.

We rely on our information systems to obtain, rapidly process, analyze and manage data to, among other things:

•	facilitate the purchase and distribution of thousands of inventory items;

•	receive, process and ship orders on a timely basis;

•	accurately bill and collect from customers;

•	process payments to suppliers and employees; and

•	summarize results and manage our business.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could lead to a loss of sales or decreased profitability.

A cyberattack or security breach of our systems may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. Any security breach, cyberattack or cyber security breach, and any incident involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer information, whether by us or by one of our vendors, could require us to expend significant resources to remediate any damage, could interrupt our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.

We are subject to risks of natural disasters.

We have manufacturing facilities in each of our regions. The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes, floods and other forms of severe weather where we have a manufacturing facility could result in physical damage to, and complete or partial closure of, our manufacturing facilities, which could adversely affect our business, operations and financial performance. Interruptions in our manufacturing operations or damage to our manufacturing facilities could reduce our revenues and increase our costs, and the extent of losses from natural disasters and severe weather will be a function of both the severity of the event and the total amount of insured exposure. Although we maintain insurance coverage, we can offer no assurance that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which we are insured, our business, results of operations and financial condition could be adversely affected.

We may experience volatility in our stock price.

The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control, including:

•	fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

•	actual or anticipated variations in quarterly or annual operating results;

•	general economic uncertainties;

•	speculation in the press or investment community; and

•	announcements of technological innovations or new products by us or our competitors.

The market price of our common stock may also be affected by our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline significantly. Volatility in our stock price may result in the inability of our shareholders to sell their shares at or above the price at which they purchased them.

Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2015, we had approximately 16.3 million shares outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2015 averaged approximately 186,005 shares.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our results of operations and financial condition.

Anti-takeover provisions in our articles of incorporation, bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.

Our articles of incorporation, bylaws and provisions of Florida law could make it more difficult for a third party to acquire us. Although we believe such provisions are appropriate to protect long-term value for our shareholders, these provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

•	a limitation on shareholders’ ability to call a special meeting of our shareholders;

•	advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings;

•	our classified board of directors, which means that approximately one-third of our directors are elected each year; and

•	the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

The provisions described above could delay or make more difficult transactions involving a change in control of the Company or our management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Americas

Our headquarters are located in a leased building in Lake Mary, Florida containing approximately 46,000 square feet. This facility houses our sales, marketing, customer service/application operations and administrative staff. Our U.S. production, research and development, service operations and manufacturing are located in another leased building in Lake Mary, Florida, which consists of approximately 35,000 square feet, and a new leased facility consisting of approximately 90,400 square feet located in Exton, Pennsylvania containing research and development, manufacturing and service operations of our FARO Laser TrackerTM and FARO Cobalt Array 3D Imager product lines. In 2014, we relocated to our Exton facility from our Kennett Square, Pennsylvania facility, which consisted of two leased buildings totaling approximately 36,800 square feet.

Europe/Africa

Our European headquarters are located in a leased building in Stuttgart, Germany containing approximately 103,600 square feet. This facility houses the manufacturing, administration, sales, marketing and service management personnel for our European operations. Additionally, we have a leased facility consisting of approximately 15,900 square feet located in Schaffhausen, Switzerland containing manufacturing operations for our products shipped to customers in Europe and Africa.

Asia-Pacific

Our Asian headquarters are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, production, service management personnel and manufacturing for our Asia-Pacific operations. Our Japan operations are located in a leased building in Nagoya, Japan containing approximately 17,200 square feet. This facility houses our Japanese sales, marketing and service operations. Our China operations are located in a leased building in Shanghai, China containing approximately 25,500 square feet for sales, marketing and service operations.

We believe our current facilities will be adequate for our foreseeable needs and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “FARO”.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Stock Market:

	2015		2014
	High	Low	High	Low
First Quarter	$63.21	$51.79	$59.90	$48.70
Second Quarter	64.00	38.75	54.84	39.75
Third Quarter	47.22	32.95	59.35	44.52
Fourth Quarter	40.51	24.25	65.63	47.31

As of February 10, 2016, we had 49 holders of record of common stock.

Dividends

To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business and we do not anticipate paying any cash dividends in the reasonably foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of

Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. The following table summarizes the repurchase activity during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 27 - October 24	—	$—	—	$41,094,621
October 25 - November 21	521,116	$27.21	521,116	$26,914,001
November 22 - December 31	288,125	$29.79	288,125	$18,331,103

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following line graph compares the cumulative five-year returns of our common stock with (1) the cumulative returns of the NASDAQ Composite-Total Returns and (2) the Morningstar Scientific & Technical Instruments Index.

For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 31, 2010, the last trading day before the beginning of our fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. We did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Market/Peer Group	2010	2011	2012	2013	2014	2015
FARO Technologies, Inc.	$100.00	$140.07	$108.65	$177.53	$190.86	$89.89
NASDAQ Composite-Total Returns	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Morningstar Scientific & Technical Instruments	$100.00	$100.10	$117.05	$148.13	$155.39	$135.36

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
in thousands, except share and per-share data	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Sales	$317,548	$341,826	$291,784	$273,395	$254,164
Gross profit	167,677	188,914	161,893	149,619	143,689
Income from operations	13,122	37,340	30,154	31,554	32,858
Income before income tax (benefit) expense	12,806	37,522	28,862	30,942	31,705
Net income	12,813	33,649	21,509	22,998	23,377
Net income per common share:
Basic	$0.74	$1.95	$1.26	$1.36	$1.42
Diluted	$0.74	$1.93	$1.25	$1.34	$1.39
Weighted average shares outstanding:
Basic	17,288,665	17,247,727	17,087,104	16,910,830	16,503,773
Diluted	17,389,473	17,416,453	17,241,115	17,129,128	16,868,471

	As at December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Working capital(1)	$229,127	$256,170	$263,166	$232,396	$197,539
Total assets	409,186	425,463	391,496	350,807	312,791
Total debt-capital leases	28	8	16	64	341
Total shareholders’ equity	327,644	343,854	315,950	282,736	247,898

(1)	In 2015 management reassessed certain inventory policies based on recent sales and customer trends. As a result, we now expect our sales demonstration inventory to be held by our sales representatives for more than one year. To reflect this change in policy, we reclassified $18.5 million as of December 31, 2015 and December 31, 2014 from current assets to long-term assets, impacting the working capital calculation. Working capital as of December 31, 2013, December 31, 2012 and December 31, 2011 have not be adjusted to reflect this change in policy as it is not practical to do so.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We design, develop, manufacture, market and support software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Cobalt Array 3D Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety software and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

We derive our revenues primarily from the sale of our measurement equipment and their related multi-faceted CAM2 software programs. Revenue related to these products is generally recognized upon shipment. In addition, we sell extended warranties and training and technology consulting services relating to our products. We recognize revenue from extended warranties on a straight-line basis over the term of the warranty and revenue from training and technology consulting services when the services are provided. We also receive royalties from licensing agreements for our historical medical technology and recognize revenue from these royalties as licensees use the technology.

We operate in international markets throughout the world and maintain sales offices in Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, the United States, and Vietnam. We manage and report our global sales in three regions: the Americas, Europe/Africa and Asia-Pacific.

We manufacture our FaroArm, FARO Laser ScanArm, FARO Gage, FARO Laser Tracker and FARO Cobalt Array 3D Imager products in our manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Stuttgart, Germany and Schaffhausen, Switzerland. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2016.

We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction. Therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, none were utilized in 2015, 2014 or 2013.

Executive Summary

Over the past decade, we have continued to achieve profitability, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy in that year. Historically, our sales and earnings have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

Our fiscal 2015 results reflected the effect of the significant strengthening of the U.S. dollar throughout 2015 and other macroeconomic conditions that negatively impacted the capital budgets of many of our customers. Although our financial results did not meet our internal targets, there were a number of highlights in 2015:

•	Product innovation – In the first quarter of 2015, we launched the FARO Freestyle3D laser scanner. This handheld laser scanner can quickly document rooms, structures and objects in 3D and create high-definition point clouds. We also launched the FARO Freestyle3DX in the third quarter of 2015, which delivers enhanced scanning accuracy of 1 millimeter at a 1 meter range.

•	Strategic acquisitions – In the first quarter of 2015, we completed the acquisition of kubit GmbH and ARAS 360 Technologies Inc. These software businesses provide us with the opportunity to offer our customers a complementary suite of integrated 3D documentation products within the public safety and Building Information Modeling (BIM)/ Construction Information Management (CIM) markets.

•	Infrastructure investment – To support future growth and to enhance our business information and transactions systems and financial reporting, we implemented SAP, an enterprise resource planning (“ERP”) system. SAP was implemented in phases, beginning with the Americas region, where implementation commenced at the start of the fourth quarter of 2014. The implementation continued in 2015 in the Europe/Africa region and was completed in the Asia-Pacific region in the fourth quarter of 2015.

•	Share repurchases – In October 2015, our Board of Directors authorized an increase to our existing share repurchase program from $30 million to $50 million. In the fourth quarter of 2015, we repurchased 809,241 shares under the program for a total cash payment of $22.8 million. As of December 31, 2015, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Our fiscal 2015 results were also impacted by the write-down of inventory, mainly in the third quarter of 2015. Based upon the planned timing of new product introductions and a sudden and significant decline in demand for our products during the three months ended September 26, 2015, our on-hand inventory levels exceeded our estimated requirements, resulting in excess inventory. We use several contract manufacturers and suppliers to provide manufacturing services for our products. In the normal course of business, to reduce manufacturing lead times and ensure adequate component availability, we enter into agreements with these manufacturers and suppliers to purchase sufficient inventory based on our forecast demand. At September 26, 2015, we had purchase commitments with suppliers for inventory that we no longer expected to utilize through the product lifecycle and for warranty commitments. Consequently, we recorded a $5.9 million write-down of excess inventory and a $2.0 million loss on purchase commitments in the third quarter of 2015, resulting in an aggregate write-down of $7.9 million.

We are undertaking several important initiatives in 2016 to drive long-term growth and profitability, including reorganizing our business around specific vertical markets, modernizing our sales process to improve the efficiency of our sales organization, accelerating and maintaining a consistent schedule of new product introductions, and harmonizing our global functions to improve effectiveness. The timing of the implementation of the reorganization of our sales and marketing organizations around vertical markets in 2016 is dependent upon a number of factors, including making the necessary adjustments to our new ERP system.

Results of Operations

The following table sets forth, for the periods presented, the percentage of sales represented by certain items in our consolidated statements of operations:

	Years ended December 31,
	2015	2014	2013
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	47.2%	44.7%	44.5%

Gross margin	52.8%	55.3%	55.5%
Operating expenses:
Selling and marketing	25.0%	23.4%	24.6%
General and administrative	11.8%	10.7%	10.5%
Depreciation and amortization	3.5%	2.2%	2.4%
Research and development	8.4%	8.0%	7.7%

Total operating expenses	48.7%	44.3%	45.2%
Income from operations	4.1%	11.0%	10.3%
Interest income	0.0%	0.0%	0.0%
Other expense	0.1%	0.0%	0.4%
Interest expense	0.0%	0.0%	0.0%

Income before income tax (benefit) expense	4.0%	11.0%	9.9%
Income tax (benefit) expense	0.0%	1.1%	2.5%

Net Income	4.0%	9.9%	7.4%

2015 Compared to 2014

Sales. Sales totaled $317.5 million for the year ended December 31, 2015 compared with $341.8 million for the year ended December 31, 2014, a decrease of $24.3 million or 7.1%. The lower sales reflected a $24.3 million unfavorable impact of foreign exchange rates primarily due to a weakening of the Euro, Japanese Yen and Brazilian Real relative to the U.S. dollar. Excluding the foreign exchange rate impact, sales for the year ended December 31, 2015 would have been about even compared with the year ended December 31, 2014. Our sales were favorably impacted by the introduction of our FARO Freestyle3D product launched in the first quarter of 2015 and a higher average selling price for our products, offset by a decline in unit sales across all regions. Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage) sales were lower by 5%, reflecting an 11% decrease in units sold partially offset by a higher average selling price mostly due to increased sales of our Arm accessories such as the Laser Line Probe HD. Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) sales were lower by 22%, reflecting a 18% decrease in units sold. Laser Scanner (comprising the FARO Focus3D and FARO Freestyle3D) sales were lower by 6%, primarily reflecting an 8% decline in units sold of the FARO Focus3D Laser Scanner, partially offset by sales of the new FARO Freestyle3D launched in 2015. Total product sales were $259.8 million for the year ended December 31, 2015 compared with $284.1 million in 2014. Service revenue totaled $57.7 million for both the years ended December 31, 2015 and 2014, reflecting an increase in warranty revenue offset by the unfavorable impact from foreign exchange rates.

Sales in the Americas region increased $4.4 million, or 3.2%, to $143.4 million for the year ended December 31, 2015 compared with $139.0 million for the year ended December 31, 2014. Foreign exchange rates had an unfavorable impact on sales of $3.4 million. Excluding the impact of foreign exchange rates, sales in the Americas region increased $7.8 million or 5.6%. Product sales in the Americas region increased by $1.0 million, or 0.9%, to $115.8 million for the year ended December 31, 2015 compared with $114.8 million in the prior year, reflecting primarily a higher average Arm selling price partially offset by lower unit sales due to the weaker macro-economic conditions in Brazil.    Service revenue in the Americas region increased by $3.4 million, or 14.0%, to $27.6 million for the year ended December 31, 2015 compared with $24.2 million for the prior year, primarily reflecting an increase in warranty revenue due to specific promotions targeting warranty renewals this year.

Sales in the Europe/Africa region totaled $103.1 million for the year ended December 31, 2015 compared with $120.1 million for the year ended December 31, 2014, a year-over-year decrease of $17.0 million, or 14.1%. Excluding the unfavorable impact from foreign exchange rates of $16.4 million, sales in the Europe/Africa region were about even for the year ended December 31, 2015 compared with the prior year. Product sales in the Europe/Africa region totaled $82.9 million for the year ended December 31, 2015 compared with $96.4 million for the year ended December 31, 2014, a decrease of $13.5 million, or 14.0%, reflecting the unfavorable impact of foreign exchange rates. Service revenue in the Europe/Africa region totaled $20.2 million for the year ended December 31, 2015 compared with $23.7 million for 2014, a decline of $3.5 million, or 14.7%, reflecting the unfavorable impact of foreign exchange rates.

Sales in the Asia-Pacific region totaled $71.0 million for the year ended December 31, 2015 compared with $82.7 million for the year ended December 31, 2014. Excluding the unfavorable foreign exchange rate impact of $4.6 million, sales in the region were lower by 8.6%. Total product sales in the Asia-Pacific region were $61.1 million for the year ended December 31, 2015 compared with $72.9 million in the prior year. This decrease reflected lower FARO Focus3D Laser Scanner sales, delayed and canceled customer spending, and aggressive price competition. Service revenue in the Asia-Pacific region increased by $0.1 million, or 1.4%, to $9.9 million for the year ended December 31, 2015 from $9.8 million in the prior year, primarily due to higher warranty revenue.

Gross profit. Gross profit was $167.7 million for the year ended December 31, 2015 compared with $188.9 million for the year ended December 31, 2014. The decrease of $21.2 million, or 11.2%, reflected primarily unfavorable foreign exchange rates, lower Asia-Pacific product sales and an increase in our inventory reserve recorded in the third quarter 2015, partially offset by sales growth in the Americas region. Gross margin was 52.8% for the year ended December 31, 2015 compared with 55.3% in the prior year. Gross margin from product sales was 56.1% for the year ended December 31, 2015 compared with 59.5% in the prior year. This decrease reflected primarily the increase in inventory reserve and higher manufacturing costs as a percent of sales consistent with lower sales volume, partially offset by a higher average Arm selling price. Gross margin from service revenue increased by 3.5 percentage points to 37.8% for the year ended December 31, 2015 from 34.3% for the year ended December 31, 2014, reflecting primarily higher warranty revenue and lower service costs.

Selling and Marketing Expenses. Selling and marketing expenses were $79.3 million for the year ended December 31, 2015 compared with $80.2 million for the year ended December 31, 2014. The lower selling and marketing expenses of $0.9 million, or 1.1%, primarily reflected lower sales commissions, partially offset by an increase in marketing headcount driven by the two completed acquisitions in 2015.

Worldwide sales and marketing headcount increased by 22, or 4.5%, to 512 at December 31, 2015 from 490 at December 31, 2014. Regionally, our sales and marketing headcount increased by 4, or 2.4%, to 171 at December 31, 2015 from 167 at December 31, 2014 for the Americas; increased by 15, or 9.6%, to 172 at December 31, 2015 from 157 at December 31, 2014 in Europe/Africa; and increased by 3, or 1.8%, in Asia-Pacific to 169 at December 31, 2015 from 166 at December 31, 2014.

In 2015, selling and marketing expenses as a percentage of sales were 25.0% for the year ended December 31, 2015 compared with 23.4% for the year ended December 31, 2014. Regionally, selling and marketing expenses were 22.6% of sales in the Americas for the year ended December 31, 2015 compared with 20.8% of sales in the year ended December 31, 2014; 29.1% of sales for Europe/Africa for the year ended December 31, 2015 compared with 27.3% of sales in the prior year; and 23.7% of sales for Asia-Pacific for the year ended December 31, 2015 compared with 22.3% of sales in the prior year.

General and administrative expenses. General and administrative expenses were $37.5 million for the year ended December 31, 2015 compared with $36.5 million for the year ended December 31, 2014. The increase in general and administrative expenses reflected primarily severance costs relating to cost reduction initiatives, as well as higher advisory and consulting fees to support our ERP implementation, acquisition expenses and other professional fees. General and administrative expenses as a percentage of sales increased to 11.8% for the year ended December 31, 2015 from 10.7% for the year ended December 31, 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses were $11.2 million for the year ended December 31, 2015 compared with $7.4 million for the year ended December 31, 2014. This increase of $3.8 million reflected primarily the new Exton facility, implementation of the new ERP system, and amortization expense related to our recent acquisitions.

Research and development expenses. Research and development expenses were $26.6 million for the year ended December 31, 2015 compared with $27.5 million for the year ended December 31, 2014. The lower expenses reflected primarily a reduction in high-cost contractor expenses, timing of product development activities, and the impact of favorable foreign exchange rates, partially offset by an impairment charge related to the discontinuation of a licensing agreement. Research and development expenses as a percentage of sales increased to 8.4% for the year ended December 31, 2015 from 8.0% for the year ended December 31, 2014.

Other (income) expense. Other (income) expense changed by $0.5 million to $0.3 million of expense for the year ended December 31, 2015 compared with $0.2 million of income for the year ended December 31, 2014. The change was primarily driven by foreign exchange transaction losses resulting from changes in foreign exchange rates on the value of current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax (benefit) expense. Income tax benefit for the year ended December 31, 2015 was $7,000 compared with income tax expense of $3.9 million for the year ended December 31, 2014. This change reflected primarily lower pre-tax income offset partially by a discrete tax benefit of $4.5 million related to the reversal of a valuation allowance in 2014. Our effective tax rate was (0.1%) for the year ended December 31, 2015 compared with 10.3% in the prior year. Our effective tax rate continues to be lower than the statutory tax rate in the United States reflecting primarily our global footprint in foreign jurisdictions with lower tax rates. In particular, the low tax rate recognized in 2015 primarily reflected higher operating income in jurisdictions like Switzerland where we have a favorable tax ruling and operating losses in our jurisdictions that have a higher statutory tax rate, such as the United States and Germany. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and a change in statutory tax rates in a jurisdiction, as well as the resulting effect on taxable income in each jurisdiction.

Net income. Net income was $12.8 million for the year ended December 31, 2015 compared with $33.6 million for the year ended December 31, 2014 reflecting the impact of the factors described above.

2014 Compared to 2013

Sales. Total sales increased $50.0 million, or 17.2%, to $341.8 million in the year ended December 31, 2014 from $291.8 million for the year ended December 31, 2013. Our sales growth reflected primarily favorable sales growth across all product lines, including Arm (comprising the FaroArm, FARO Laser ScanArm, and FARO Gage), Laser Tracker (comprising the FARO Laser Tracker Vantage and ION products) and Laser Scanner (FARO Focus3D product line) and across all geographic regions. Arm sales growth of 18% reflected primarily an 11% increase in units sold and a higher average selling price from the release of our new Laser Line Probe HD for our FARO Laser ScanArm. Laser Tracker units sold increased 16% and Laser Tracker sales grew 1% despite pricing pressures and the unfavorable impact of foreign exchange rates. Sales of Laser Scanner increased by 38% reflecting primarily the continued adoption of the technology in the BIM/CIM and public safety markets. Foreign exchange rates had an unfavorable impact on sales of $6.5 million for the year ended December 31, 2014, reflecting primarily a weaker Euro and Yen relative to the U.S. Dollar. Product sales increased by $45.3 million, or 19.0%, to $284.1 million for the year ended December 31, 2014 from $238.8 million in the year ended December 31, 2013, primarily reflecting the higher Laser Scanner and Arm sales discussed above. Service revenue increased by $4.7 million, or 8.9%, to $57.7 million for the year ended December 31, 2014 from $53.0 million in the year ended December 31, 2013, primarily reflecting an increase in warranty revenue of $3.0 million and an increase in customer service revenue of $1.5 million due to higher unit sales.

Sales in the Americas region increased $18.6 million, or 15.4%, to $139.0 million for the year ended December 31, 2014 from $120.4 million in the prior year. Foreign exchange rates had an unfavorable impact on sales of $1.1 million. Product sales in the Americas region increased by $17.2 million, or 17.6%, to $114.8 million for the year ended December 31, 2014 from $97.6 million in the prior year, reflecting primarily a 50% increase in Laser Scanner sales and a 14% increase in Arm sales. Service revenue in the Americas region increased by $1.4 million, or 6.0%, to $24.2 million for the year ended December 31, 2014 from $22.8 million for the prior year, reflecting primarily an increase in customer service revenue of $0.9 million and warranty revenue of $0.8 million.

Sales in the Europe/Africa region increased $16.7 million, or 16.2%, to $120.1 million for the year ended December 31, 2014 from $103.4 million in the year ended December 31, 2013. Foreign exchange rates had an unfavorable impact on sales of $1.8 million, or 1.7 percentage points. Product sales in the Europe/Africa region increased by $13.7 million, or 16.6%, to $96.4 million for the year ended December 31, 2014 from $82.7 million in the prior year, reflecting primarily a 29% increase in Laser Scanner sales and a 20% increase in Arm sales. Service revenue in the Europe/Africa region increased by $3.0 million, or 14.8%, to $23.7 million for the year ended December 31, 2014 from $20.7 million in the prior year, reflecting primarily an increase in warranty revenue of $2.0 million and customer service revenue of $0.6 million.

Sales in the Asia-Pacific region increased $14.7 million, or 21.7%, to $82.7 million for the year ended December 31, 2014 from $68.0 million in the year ended December 31, 2013. Foreign exchange rates had an unfavorable impact on sales of $3.6 million, or 5.4 percentage points. Product sales in the Asia-Pacific region increased by $14.4 million, or 24.7%, to $72.9 million for the year ended December 31, 2014 from $58.5 million in the prior year, reflecting primarily a 38% increase in Laser Scanner sales, a 25% increase in Laser Tracker sales, and a 20% increase in Arm sales. Service revenue in the Asia-Pacific region increased by $0.3 million, or 3.3%, to $9.8 million for the year ended December 31, 2014 from $9.5 million in the prior year, reflecting primarily a modest increase in warranty and training revenue.

Gross profit. Gross profit increased by $27.0 million, or 16.7%, to $188.9 million for the year ended December 31, 2014 from $161.9 million for the year ended December 31, 2013, reflecting an increase in sales revenue. Foreign exchange rates had an unfavorable impact on gross profit of $2.2 million for the year ended December 31, 2014. Gross margin at 55.3% for the year ended December 31, 2014 was slightly lower than 55.5% for the year ended December 31, 2013. Gross margin from product revenue increased by 0.4 percentage points to 59.5% for the year ended December 31, 2014 from 59.1% for the year ended December 31, 2013, reflecting primarily lower manufacturing costs related to achieved efficiencies for our Arm and Laser Tracker products and improved average selling prices for Arm products that included our new Laser Line Probe HD, partially offset by a less favorable overall sales mix with the year-over-year increase in units of Laser Scanners sold. The results included a $3.3 million write-off of sales demonstration and service loaner inventory that became obsolete through the release of new products. Gross margin from service revenue decreased by 4.8 percentage points to 34.3% for the year ended December 31, 2014 from 39.1% for the year ended December 31, 2013, reflecting primarily an increase in customer service employees to support the growth in our product sales.

Selling and Marketing Expenses. Selling and marketing expenses increased by $8.5 million, or 11.8%, to $80.2 million for the year ended December 31, 2014 from $71.7 million for the year ended December 31, 2013. The increase in selling and marketing expenses reflected primarily higher compensation costs of $6.8 million including additional headcount and higher commissions, advertising and trade show costs of $0.7 million, travel costs of $0.6 million, and facility costs of $0.4 million.

Worldwide sales and marketing headcount increased by 57, or 13.2%, to 490 at December 31, 2014 from 433 at December 31, 2013. Regionally, our sales and marketing headcount increased by 31, or 22.8%, to 167 at December 31, 2014 from 136 at December 31, 2013 for the Americas; increased by 16, or 11.3%, to 157 at December 31, 2014 from 141 at December 31, 2013 in Europe/Africa; and increased by 10, or 6.4%, in Asia-Pacific to 166 at December 31, 2014 from 156 at December 31, 2013.

In 2014, our selling and marketing expenses decreased to 23.4% of sales in the year ended December 31, 2014 from 24.6% of sales in the year ended December 31, 2013. Regionally, selling and marketing expenses were 20.8% of sales in the Americas for the year ended December 31, 2014 compared to 21.4% of sales in the year ended December 31, 2013; 27.3% of sales for Europe/Africa for the year ended December 31, 2014 compared to 28.8% of sales in the prior year; and 22.3% of sales for Asia-Pacific for the year ended December 31, 2014 compared to 23.6% of sales in the prior year.

General and administrative expenses. General and administrative expenses increased by $5.9 million, or 19.2%, to $36.5 million, for the year ended December 31, 2014 from $30.6 million in the year ended December 31, 2013, reflecting primarily higher compensation costs of $4.0 million for higher headcount and an increase in our consulting and advisory services of $1.9 million relating primarily to our ERP system implementation and strategic planning initiatives. General and administrative expenses as a percentage of sales increased to 10.7% for the year ended December 31, 2014 from 10.5% for the year ended December 31, 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million, or 5.5%, to $7.4 million for the year ended December 31, 2014 from $7.0 million in the year ended December 31, 2013, reflecting primarily the depreciation of our ERP system.

Research and development expenses. In 2014, we increased our investment in research and development to accelerate new product development by increasing engineering headcount by 17. As a result, research and development expenses increased $5.1 million, or 22.7%, to $27.5 million for the year ended December 31, 2014 from $22.4 million for the year ended December 31, 2013. Research and development expenses as a percentage of sales increased to 8.0% for the year ended December 31, 2014 from 7.7% for the year ended December 31, 2013.

Other (income) expense. Other (income) expense decreased by $1.5 million to $0.2 million of income for the year ended December 31, 2014, from expense of $1.3 million for the year ended December 31, 2013, primarily as a result of foreign exchange transaction gains resulting from changes in foreign exchange rates on the value of current intercompany account balances of our subsidiaries denominated in different currencies.

Income tax expense. Income tax expense decreased by $3.5 million to $3.9 million for the year ended December 31, 2014 from $7.4 million for the year ended December 31, 2013, primarily due to a discrete tax benefit of $4.5 million recorded in the third quarter of 2014 reflecting a reduction in the valuation allowance, partially offset by higher pre-tax income. The valuation allowance was originally established against net operating losses in certain foreign subsidiaries. During 2014, these foreign subsidiaries demonstrated a pattern of profitability that resulted in our concluding that the valuation allowance should be reversed. The effective tax rate decreased to 10.3% for the year ended December 31, 2014 compared with 25.5% for the year ended December 31, 2013, primarily due to the discrete tax benefit. Our effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of favorable tax rates in foreign jurisdictions. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income increased by $12.1 million to $33.6 million for the year ended December 31, 2014 from $21.5 million for the year ended December 31, 2013 as a result of the factors discussed above. Foreign exchange rates had an unfavorable impact on net income of $0.9 million for the year ended December 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.9 million to $107.4 million at December 31, 2015 from $109.3 million at December 31, 2014. The decrease in cash and cash equivalents was primarily due to the $22.8 million in common stock repurchases in 2015, the $12.1 million in cash payments made for two acquisitions completed in 2015, and $14.2 million in capital expenditures related to our ERP implementation and production equipment to support new products. This was partially offset by proceeds from the sale of $22.0 million in Treasury Bills and $28.0 million in higher cash flow from operations reflecting lower receivables and inventory balances compared with the prior year.

Of our cash and cash equivalents, $71.2 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.

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

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. In 2015, we purchased a total of 809,241 shares for a total cash payment of $22.8 million. As of December 31, 2015, we had authorization to repurchase $18.3 million remaining under the repurchase program.

We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.

We have no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

We are party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancelable operating leases. These obligations are presented below as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations	$28,602	$6,737	$10,130	$6,013	$5,722
Capital lease obligations	28	8	15	5	$—
Purchase obligations	15,161	10,678	4,483	—	—
Other obligations	2,695	363	2,332

Total	$46,486	$17,786	$16,960	$6,018	$5,722

We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. To ensure adequate component availability in preparation for new product introductions, we also have $4.5 million in long-term commitments for purchases to be delivered through 2017. Other obligations included in the table primarily represent estimated payments due for acquisition related earn-outs. We had a $0.3 million liability for unrecognized tax benefits that is excluded from the contractual obligations table due to the uncertainty of the period of settlement, if any, with the respective taxing authorities.

Inflation

Inflation did not have a material impact on our results of operations in recent years, and we do not expect inflation to have a material impact on our operations in 2016.

Critical Accounting Policies

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities,

revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in our calculation, in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, goodwill impairment, business combinations and stock-based compensation. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on our operations and financial position.

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

Reserve for Excess and Obsolete Inventory

Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months, and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income over a two-year period, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, we establish a valuation allowance against the net deferred assets of a taxing jurisdiction in which we operate, unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to maintain profitability and our ability to predict and achieve future projections of taxable income over at least a two-year period.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Accounting Standards Codification Topic 740, Income Taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcome of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is not less than our carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2015, 2014 and 2013.

Business Combinations

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which include consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Stock-Based Compensation

We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, and performance-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is determined by using the Black-Scholes option-pricing model. The fair value of restricted stock awards and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant. Additionally, in calculating compensation expense for these awards, we are also required to estimate the extent to which awards will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

We expense stock-based compensation for stock options, restricted stock awards, and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance condition. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Impact of Recently Issued Accounting Standards

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. At present, 58% of our revenue is invoiced, and a significant portion of our operating expense paid, in foreign currencies, as well as 56% of our assets is denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2015, 2014 or 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FARO Technologies Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FARO Technologies Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 29, 2016

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$107,356	$109,289
Short-term investments	42,994	64,995
Accounts receivable, net	69,918	83,959
Inventories, net	45,571	43,094
Deferred income taxes, net	7,792	5,936
Prepaid expenses and other current assets	18,527	16,079

Total current assets	292,158	323,352

Property and equipment:
Machinery and equipment	54,124	45,254
Furniture and fixtures	5,945	6,156
Leasehold improvements	18,471	19,676

Property and equipment at cost	78,540	71,086
Less: accumulated depreciation and amortization	(42,594)	(41,741)

Property and equipment, net	35,946	29,345

Goodwill	26,371	19,205
Intangible assets, net	15,985	9,109
Service and sales demonstration inventory, net	33,709	36,886
Deferred income taxes, net	4,050	6,624
Other long-term assets	967	942

Total assets	$409,186	$425,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,345	$15,437
Accrued liabilities	22,574	26,127
Current portion of unearned service revenues	26,114	23,572
Customer deposits	2,998	2,046

Total current liabilities	63,031	67,182
Unearned service revenues - less current portion	15,025	13,799
Deferred income tax liability	686	—
Other long-term liabilities	2,800	628

Total liabilities	81,542	81,609

Commitments and contingencies - See Note 13

Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $.001, 50,000,000 shares authorized; 18,077,594 and 17,997,665 issued; 16,588,118 and 17,317,430 outstanding, respectively	18	18
Additional paid-in capital	206,996	200,090
Retained earnings	172,329	159,516
Accumulated other comprehensive loss	(19,861)	(6,695)
Common stock in treasury, at cost - 1,489,476 and 680,235 shares, respectively	(31,838)	(9,075)

Total shareholders’ equity	327,644	343,854

Total liabilities and shareholders’ equity	$409,186	$425,463

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2015	2014	2013
SALES
Product	$259,842	$284,147	$238,841
Service	57,706	57,679	52,943

Total sales	317,548	341,826	291,784

COST OF SALES
Product	113,983	114,994	97,630
Service	35,888	37,918	32,261

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	149,871	152,912	129,891

GROSS PROFIT	167,677	188,914	161,893

OPERATING EXPENSES
Selling and marketing	79,306	80,157	71,689
General and administrative	37,474	36,479	30,600
Depreciation and amortization	11,217	7,428	7,038
Research and development	26,558	27,510	22,412

Total operating expenses	154,555	151,574	131,739

INCOME FROM OPERATIONS	13,122	37,340	30,154

OTHER (INCOME) EXPENSE
Interest income	(111)	(96)	(74)
Other (income) expense, net	371	(94)	1,357
Interest expense	56	8	9

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	12,806	37,522	28,862
INCOME TAX (BENEFIT) EXPENSE	(7)	3,873	7,353

NET INCOME	$12,813	$33,649	$21,509

NET INCOME PER SHARE - BASIC	$0.74	$1.95	$1.26

NET INCOME PER SHARE - DILUTED	$0.74	$1.93	$1.25

Weighted average shares - Basic	17,288,665	17,247,727	17,087,104

Weighted average shares - Diluted	17,389,473	17,416,453	17,241,115

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years ended December 31,
(in thousands)	2015	2014	2013
Net income	$12,813	$33,649	$21,509
Currency translation adjustments, net of tax	(13,166)	(13,961)	925

Comprehensive (loss) income	$(353)	$19,688	$22,434

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

					Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
			Additional Paid-in Capital
	Common Stock			Retained Earnings
(in thousands except share data)	Shares	Amounts
BALANCE JANUARY 1, 2013	16,973,644	$18	$181,094	$104,358	$6,341	$(9,075)	$282,736

Net income				21,509			21,509
Currency translation adjustment, net of tax					925		925
Restricted stock issued and stock based compensation under incentive plans	17,441		4,367				4,367
Stock options exercised	197,052		5,444				5,444
Income tax benefit from exercise of stock options			969				969

BALANCE DECEMBER 31, 2013	17,188,137	$18	$191,874	$125,867	$7,266	$(9,075)	$315,950

Net income				33,649			33,649
Currency translation adjustment, net of tax					(13,961)		(13,961)
Restricted stock issued and stock based compensation under incentive plans	24,588		4,678				4,678
Stock options exercised	104,705		3,369				3,369
Income tax benefit from exercise of stock options			169				169

BALANCE DECEMBER 31, 2014	17,317,430	$18	$200,090	$159,516	$(6,695)	$(9,075)	$343,854

Net income				12,813			12,813
Currency translation adjustment, net of tax					(13,166)		(13,166)
Restricted stock issued and stock based compensation under incentive plans	13,143		4,306				4,306
Stock options exercised	66,786		2,287				2,287
Income tax benefit from exercise of stock options			313				313
Repurchase of common stock	(809,241)					(22,763)	(22,763)

BALANCE DECEMBER 31, 2015	16,588,118	$18	$206,996	$172,329	$(19,861)	$(31,838)	$327,644

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$12,813	$33,649	$21,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,217	7,428	7,038
Compensation for stock options and restricted stock units	4,306	4,678	4,367
Provision for bad debts (net recovery of)	346	(306)	1,001
Loss on disposal of assets	947	—	—
Write-down of inventories	10,878	3,272	1,167
Deferred income tax (benefit) expense	(655)	(4,707)	645
Income tax benefit from exercise of stock options	(313)	(169)	(969)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	9,584	(24,587)	(4,053)
Inventories	(18,021)	(21,995)	(1,286)
Prepaid expenses and other assets	(2,834)	(3,501)	(3,346)
(Decrease) increase in:
Accounts payable and accrued liabilities	(6,401)	8,867	6,108
Income taxes payable	—	(1,560)	(2,028)
Customer deposits	1,114	(724)	353
Unearned service revenues	5,051	5,313	3,772

Net cash provided by operating activities	28,032	5,658	34,278

INVESTING ACTIVITIES:
Proceeds from sale of investments	22,001	—	—
Purchases of property and equipment	(14,169)	(18,722)	(4,350)
Payments for intangible assets	(2,140)	(1,221)	(2,204)
Purchase of business acquired, net of cash	(12,066)	(1,150)	—

Net cash used in investing activities	(6,374)	(21,093)	(6,554)

FINANCING ACTIVITIES:
Payments on capital leases	(8)	(8)	(93)
Repurchase of common stock	(22,763)	—	—
Income tax benefit from exercise of stock options	313	169	969
Proceeds from issuance of stock, net	2,287	3,369	5,444

Net cash (used in) provided by financing activities	(20,171)	3,530	6,320

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,420)	(3,436)	(2,647)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,933)	(15,341)	31,397
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109,289	124,630	93,233

CASH AND CASH EQUIVALENTS, END OF YEAR	$107,356	$109,289	$124,630

The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands, except share and per share data or as otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) designs, develops, manufactures, markets and supports software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Cobalt Array 3D Imager, and their companion CAM2® software provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety software, and FARO 3D software are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

Principles of Consolidation—Our consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income.

Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer and the earnings process is complete. Revenue related to our measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as we consider the earnings process complete as of the shipping date. The related software sold with our equipment function together and deliver the tangible product’s essential functionality. Fees billed to customers associated with the distribution of products are classified as revenue. We warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. We separately sell extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support (PCS). We generally establish vendor-specific objective evidence (VSOE) of fair value for this PCS component based on our maintenance renewal rate. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenue from the licensing agreements for the use of our technology for medical applications is generally recognized as licensees use the technology. Amounts representing royalties for the current year and not received as of year-end are estimated as due based on historical data and recognized in the current year. Revenues are presented net of sales-related taxes.

Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. We have deposits with foreign banks totaling $71.2 million and $58.9 million as of December 31, 2015 and 2014, respectively. We do not intend to repatriate those funds. (See Note 12, Income Taxes).

Accounts Receivable and Related Allowance for Doubtful Accounts—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We make judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which adjusts gross trade accounts receivable to its net realizable value. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally charge interest on past due receivables.

Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. In the third quarter of 2015, management reassessed certain inventory policies based on recent sales and customer trends and in light of new product introductions, impacting our entire product portfolio. As a result of these recent policy amendments management now expects sales demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and be sold within 12 months at prices that produce reduced gross margins. To reflect our revised expectation, $18.5 million in sales demonstration inventory was reclassified from “Inventories, net”, a current asset, to “Service and sales demonstration inventory, net”, a long-term asset, as of December 31, 2015 on the consolidated balance sheet. In addition, we reclassified $16.2 million in sales demonstration inventory from “Inventories, net” to “Service and sales demonstration inventory, net”, on the consolidated balance sheet as of December 31, 2014 and reclassified $3.0 million from sales demonstration inventory to finished goods as of December 31, 2014, to conform with this current policy. Sales demonstration inventory remains classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.

Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining useful life, typically three years. We transferred $3.0 million of service inventory to “Property and Equipment” in 2015.

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

Property and Equipment—Property and equipment purchases exceeding a thousand dollars are capitalized and recorded at cost. Depreciation is computed beginning on the date that the asset is placed into service using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery, equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years

Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.

Depreciation expense was $9,238, $6,171 and $5,825 in 2015, 2014 and 2013, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.

Business Combinations—We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill and Intangibles—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. We do not amortize goodwill; however, we perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of our reporting units, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2015, 2014 and 2013.

Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2015, there were no indefinite-lived intangible assets.

Product technology and patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the product technology and patents of 7 to 20 years.

The remaining weighted-average amortization period for all our intangible assets is nine years.

Long-Lived Assets—Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management has concluded that there were no indications of impairment of these assets during the years ended December 31, 2015, 2014 and 2013.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Reserve for Warranties—We establish at the time of sale a liability for the one year warranty included with the initial purchase price of our products, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.

Income Taxes—We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax assets and liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to maintain profitability and our ability to predict and achieve future projections of taxable income over at least a two-year period.

We recognize tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.

Earnings Per Share (EPS)—Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 15, Earnings Per Share.

Accounting for Stock-Based Compensation—We have several stock-based employee and director compensation plans, which are described more fully in Note 14, Stock Compensation Plans.

We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, and performance-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is estimated, at the date of grant, using the Black-Scholes option-pricing model. The fair value of restricted stock awards and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant. Additionally, in calculating compensation expense for these awards, we are also required to estimate the extent to which awards will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

We expense stock-based compensation for stock options, restricted stock awards, and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance conditions. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Concentration of Credit Risk—Financial instruments that expose us to concentrations of credit risk consist principally of short-term investments and operating demand deposit accounts. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and believe we are not exposed to any significant credit risk on our operating demand deposit accounts.

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

Impact of Recently Issued Accounting Standards—In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, the acquirers must recognize measurement-period adjustments during the period in which the amounts are determined. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

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

Reclassifications—Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period presentation. For example, certain prior year inventory balances were reclassified in the accompanying consolidated financial statements to reflect changes in management’s expectations. See Note 5, Inventories, for additional information.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$55	$7	$8
Cash paid for income taxes	4,682	10,844	10,286
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	2,979	41	383

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts was as follows:

	Years ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,844	$3,686	$3,780
Provision (net of recovery)	346	(306)	1,001
Amounts written off, net of recoveries	(773)	(1,536)	(1,095)

Balance, end of year	$1,417	$1,844	$3,686

4.	SHORT-TERM INVESTMENTS

Short-term investments of $43.0 million and $65.0 million at December 31, 2015 and 2014, respectively, were comprised of six-month U.S. Treasury Bills that mature through April 14, 2016. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at December 31, 2015 and 2014 were classed as Level 1 as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 10, Fair Value Measurements.

5.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2015	As of December 31, 2014
Raw materials	$28,190	$27,266
Finished goods	17,381	15,828

Inventories, net	$45,571	$43,094

Service and sales demonstration inventory, net	$33,709	$36,886

Based upon the planned timing of new product introductions and a sudden and significant decline in demand for our products during the three months ended September 26, 2015, our on-hand inventory levels exceeded our estimated requirements, resulting in excess inventory. We use several contract manufacturers and suppliers to provide manufacturing services for our products. In the normal course of business, to reduce manufacturing lead times and ensure adequate component availability, we enter into agreements with these manufacturers and suppliers to purchase sufficient inventory based on our forecast demand. At September 26, 2105, we had purchase commitments with suppliers for inventory that we no longer expected to utilize through the product lifecycle and for warranty commitments. Consequently, we recorded a $5.9 million write-down of excess inventory and a $2.0 million loss on purchase commitments in the third quarter of 2015. The aggregate of $7.9 million is included within the consolidated statement of cash flows for the year ended December 31, 2015 under the caption “Write-down of inventories”.

6.	GOODWILL

Our goodwill at December 31, 2015 and 2014 is related to our previous acquisitions. We evaluate each reporting unit’s fair value as compared to its carrying value on December 31 of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. We first performed a qualitative assessment to determine whether it was necessary to perform the two-step goodwill impairment test. We concluded a quantitative goodwill impairment test, or step 1, was necessary. The fair value of the reporting units was measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit and a market approach. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. The market approach relies on an analysis of publicly-traded companies similar to us and derives a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on our defined peer group. The resulting multiples were then applied to each reporting unit to determine fair value. Impairments to goodwill are charged against earnings in the period the impairment is identified. We have two reporting units for which goodwill was tested on December 31, 2015: the Americas Region, and the Europe/Africa Region, as shown in the table below. As of December 31, 2015 and 2014, we did not have any goodwill that was identified as impaired. The increase in goodwill in 2015 reflected the acquisitions completed in 2015, partially offset by changes in foreign exchange rates. The decrease in goodwill in 2014 related to changes in foreign exchange rates, partially offset by goodwill resulting from an acquisition completed in 2014.

December 31, 2015	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$8,366	$4,964	$(389)	$12,941
Europe/Africa region	10,839	3,805	(1,214)	13,430
Asia Pacific Region	—	—	—	—

Total	$19,205	$8,769	$(1,603)	$26,371

December 31, 2014	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Americas Region	$6,994	$1,372	$—	$8,366
Europe/Africa region	12,364	—	(1,525)	10,839
Asia Pacific Region	—	—	—	—

Total	$19,358	$1,372	$(1,525)	$19,205

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2015
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$10,494	$7,204	$3,290
Patents and trademarks	13,048	4,130	8,918
Other	10,757	6,980	3,777

Total	$34,299	$18,314	$15,985

	As of December 31, 2014
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$9,065	$8,215	$850
Patents and trademarks	12,169	4,621	7,548
Other	8,010	7,299	711

Total	$29,244	$20,135	$9,109

Amortization expense was $1,979, $1,257 and $1,213 in 2015, 2014 and 2013, respectively. The estimated amortization expense for each of the years 2016 through 2020 and thereafter is as follows:

Years ending December 31,	Amount
2016	$2,051
2017	2,017
2018	1,803
2019	1,742
2020	1,718
Thereafter	6,654

$15,985

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2015	2014
Accrued compensation and benefits	$12,798	$17,544
Accrued warranties	2,309	2,719
Professional and legal fees	2,014	1,475
Other accrued liabilities	5,453	4,389

	$22,574	$26,127

Activity related to accrued warranties was as follows:

	Years ended December 31,
	2015	2014	2013
Balance, beginning of year	$2,719	$2,364	$2,359
Provision for warranty expense	3,597	3,848	3,541
Fulfillment of warranty obligations	(4,007)	(3,493)	(3,536)

Balance, end of year	$2,309	$2,719	$2,364

9.	LINE OF CREDIT

On July 11, 2006, we entered into a loan agreement providing for an available line of credit of $30.0 million, which was most recently amended on March 15, 2012. Loans under the Amended and Restated Loan Agreement, as amended, bear interest at the rate of LIBOR plus a fixed percentage between 1.50% and 2.00%. The Amended and Restated Loan Agreement required us to maintain a minimum cash balance of $25 million and tangible net worth measured at the end of each of our fiscal quarters. The term of the Amended and Restated Loan Agreement, as amended, expired on March 31, 2015. We did not extend the loan agreement and we did not draw on this line of credit in 2015, 2014 or 2013.

10.	FAIR VALUE MEASUREMENTS

The guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about assets and liabilities measured at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are used to determine fair value. These models employ valuation techniques that involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value on a recurring basis in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the guidance on fair value measurements, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Years ended December 31, 2015
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$42,994	$—	$—

Total	$42,994	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$2,695

Total	$—	$—	$2,695

	Years ended December 31, 2014
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$64,995	$—	$—

Total	$64,995	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$600

Total	$—	$—	$600

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.
(2)	Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The undiscounted maximum payment under the arrangements was $7.9 million at the end of fiscal 2015, based on future revenues, gross profits and certain milestones. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, and thus represents a Level 3 measure. Contingent consideration liability is included in Other long-term liabilities on our consolidated balance sheets.

11.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Years ended December 31,
	2015	2014	2013
Foreign exchange transaction (gains) losses	$377	$(103)	$1,307
Other	(6)	9	50

Total other (income) expense, net	$371	$(94)	$1,357

12.	INCOME TAXES

Income (loss) before income tax (benefit) expense consists of the following:

	Years ended December 31,
	2015	2014	2013
Domestic	$(144)	$12,877	$14,842
Foreign	12,950	24,645	14,020

Income before income taxes	$12,806	$37,522	$28,862

The components of the income tax (benefit) expense for income taxes are as follows:

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$199	$3,780	$4,859
State	78	367	472
Foreign	562	4,433	3,751

Current income tax expense	839	8,580	9,082
Deferred:
Federal	88	306	(1,105)
State	9	30	(108)
Foreign	(943)	(5,043)	(516)

Deferred income tax benefit	(846)	(4,707)	(1,729)

Income tax (benefit) expense	$(7)	$3,873	$7,353

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax (benefit) expense are summarized below:

	Years ended December 31,
	2015	2014	2013
Tax expense at statutory rate of 34%	$4,354	$12,757	$9,813
State income taxes, net of federal benefit	54	425	490
Foreign tax rate difference	(3,708)	(2,917)	(1,345)
Research and development credit	(853)	(583)	(957)
Change in valuation allowance	(28)	(5,392)	(187)
Equity based compensation	54	880	(212)
Manufacturing credit	11	(721)	(249)
Other	109	(576)	—

Total income tax (benefit) expense	$(7)	$3,873	$7,353

The components of our net deferred income tax asset and liabilities are as follows:

	As of December 31,
	2015	2014
Net deferred income tax asset - Current
Warranty cost	$657	$404
Bad debt reserve	21	30
Inventory reserve	774	512
Unearned service revenue	4,319	3,474
Other, net	2,021	1,516

Net deferred income tax asset - Current	$7,792	$5,936

Net deferred income tax asset - Non-current
Depreciation	$(5,658)	$(3,195)
Goodwill amortization	(2,076)	(2,007)
Employee stock options	3,664	2,756
Unearned service revenue	2,337	1,649
Loss carryforwards	6,568	9,240

Deferred income tax asset - Non-current	4,835	8,443

Valuation Allowance	(785)	(1,819)

Net deferred income tax asset - Non-current	$4,050	$6,624

Net deferred income tax liability - Non-current

Intangible assets	$(686)	$—

The effective income tax rate for 2015, 2014, and 2013 includes a reduction in the statutory corporate tax rates for our operations in Switzerland. The favorable tax rate ruling requires us to maintain a certain level of manufacturing operations in Switzerland. The aggregate dollar effect of this favorable tax rate was approximately $2.7 million, or $0.16 per share, in the year ended December 31, 2015, $1.9 million, or $0.11 per share, in the year ended December 31, 2014, and $1.5 million, or $0.09 per share, in the year ended December 31, 2013.

Our domestic entities had deferred income tax assets in the amount of $5.2 million as of December 31, 2015 and December 31, 2014. At December 31, 2015 and 2014, our foreign subsidiaries had deferred tax assets primarily relating to net operating losses, some of which expire in the next 1 to 18 years and others which can be carried forward indefinitely, of $6.6 million and $9.2 million, respectively. The valuation allowance for deferred tax assets as of

December 31, 2015 and 2014 was $0.8 million and $1.8 million, respectively. The net decrease in the total valuation allowance for each of years ended December 31, 2015, 2014 and 2013, was $1.0 million, $5.0 million and $0.2 million, respectively. During the year ended December 31, 2014, we identified certain immaterial errors related to deferred tax assets and the related valuation allowance. As a result, we decreased deferred tax assets and the related valuation allowance by $4.7 million each to correct the gross-up error. The above table has been adjusted to reflect this adjustment. We believe this error was not material to the consolidated financial statements of any prior interim or annual periods and that the correction of the error was not material to the 2014 consolidated financial statements.

The valuation allowance as of December 31, 2015 and 2014 was primarily related to foreign net operating loss carryforwards that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. In 2014, certain foreign subsidiaries, which had previously generated losses, established a pattern of profitability which resulted in the Company concluding that the valuation allowance should be reversed based on the assessment previously described. As a result, in 2014, we recorded a $4.5 million discrete tax adjustment. The remaining changes impacting the valuation allowance for the year ended December 31, 2014 related to changes in foreign currency.

We have not recognized any U.S. tax expense on undistributed international earnings, as we intend to reinvest the earnings outside the U.S. for the foreseeable future. Our net undistributed international earnings were approximately $119.5 million and $106.2 million at December 31, 2015 and 2014, respectively.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2015 and 2014, our unrecognized tax benefits totaled $0.3 million, which includes approximately $0.03 million of interest and penalties. We estimate that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2015	2014	2013

Balance at January 1,	$265	$265	$265
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31,	$265	$265	$265

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2015:

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2012-2015	N/A
United States - various states	2011-2015	N/A
Germany	2010-2015	2010-2012
Switzerland	2014-2015	N/A
Singapore	2011-2015	N/A

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.3 million. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. federal level from 2011 forward and at the state level subject to a three to four year statute of limitations. In September 2013, the U.S. Internal Revenue Service issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. We adopted these new regulations as of January 1, 2014, and it did not have a material effect on our consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

Leases – We lease buildings and equipment under non-cancellable operating leases through 2026. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2015:

Years ending December 31,	Amount
2016	$6,737
2017	5,799
2018	4,331
2019	3,481
2020	2,532
Thereafter	5,722

Total future minimum lease payments	$28,602

Rent expense for 2015, 2014, and 2013 was $6,874, $6,119 and $5,227, respectively.

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2015 we had $10.7 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of December 31, 2015, we also had $4.5 million in long-term commitments for purchases to be delivered through 2017.

Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

14.	STOCK COMPENSATION PLANS

We have three compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 2004 Equity Incentive Plan (“2004 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.

We were authorized to grant awards for up to 1,750,000 shares of common stock under the 2004 Plan, of which 69,587 options are outstanding at December 31, 2015 at exercise prices between $13.04 and $24.36. We were also authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under the 2004 Plan as of the effective date of the 2009 Plan that thereafter terminated or expired unexercised or were canceled, forfeited or lapsed for any reason. There are 677,869 options outstanding at December 31, 2015 under the 2009 Plan at exercise prices between $24.30 and $57.54. The options outstanding under the 2004 Plan and the 2009 Plan have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period.

In May 2014, our shareholders approved the 2014 Plan authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There are 339,452 options outstanding at December 31, 2015 under the 2014 Plan at exercise prices between $29.98 and $62.63. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period. We will not make any further grants under the 2004 Plan or the 2009 Plan.

Beginning in 2013, upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares equal to 50% of their compensation on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock vest on the day prior to the following year’s annual meeting date, subject to a non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock unit grants on a straight-line basis over the vesting term.

Annually, upon approval by our Compensation Committee, we grant stock options and restricted stock units to certain employees. We also grant stock options to certain new employees throughout the year. These awards are non-performance-based subject only to time-based vesting, and vest in three equal annual installments beginning one year after the grant date. The related stock-based compensation is recognized over the requisite service period.

In 2015, we began granting performance-based stock options and restricted stock units to certain executives. These awards vest in three equal annual installments beginning one year after the grant date if the applicable performance goals or strategic objectives are achieved. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance goals or strategic objectives. In addition to certain strategic objectives, the awards to be issued under the 2015 performance-based stock options and restricted stock unit grant are determined based on (1) our achievement of specified revenue and EPS targets, and (2) our total shareholder return (TSR) relative to the TSR attained by companies within our defined peer group.

Due to the TSR presence in certain performance-based grants, the fair value of these awards is determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value that the award recipients ultimately receive.

Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted average fair value of the stock options and restricted stock units that were granted in 2015 and valued based on the Monte Carlo Simulation valuation model was $19.97 and $44.45, respectively. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted in 2015 under the Monte Carlo Simulation model are as follows:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.95% - 1.48%	—	—
Expected dividend yield	0%	—	—
Expected option life	4 years	—	—
Expected volatility	44.5%	—	—
Weighted-average expected volatility	44.5%	—	—

For stock options granted using the Black-Scholes option-pricing model, we used the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.80% - 1.21%	0.95% - 1.32%	0.55% - 1.03%
Expected dividend yield	0%	0%	0%
Expected option life	3 years	3-4 years	4 years
Expected volatility	42.3% - 48.5%	42.5% - 45.4%	46.1% - 48.4%
Weighted-average expected volatility	43.5%	42.6%	48.2%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2015
Outstanding at January 1, 2015	898,429	$44.40
Granted	528,005	55.21
Forfeited	(181,063)	55.68
Exercised	(66,786)	33.11

Outstanding at December 31, 2015	1,178,585	$48.14	4.2	$1,382

Options exercisable at December 31, 2015	566,428	$42.14	2.4	$1,382

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 were $15.08, $19.38 and $14.41, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $2.2 million and $3.7 million, respectively. The total fair value of stock options using the Black-Scholes option pricing model vested during the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $3.7 million and $3.3 million, respectively.

The following table summarizes the restricted stock activity and weighted average grant-date fair values for the year ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	13,955	$43.57
Granted	16,892	43.26
Forfeited	(1,582)	46.15
Vested	(13,349)	42.99

Non-vested at December 31, 2015	15,916	$43.47

We recorded total stock-based compensation expense associated with our stock incentive plans of $4,306, $4,678 and $4,409 in 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $7.0 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.7 years.

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

	Years Ended December 31,
	2015		2014		2013
	Shares	Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	17,288,665	$0.74	17,247,727	$1.95	17,087,104	$1.26
Effect of dilutive securities	100,808	0.00	168,726	(0.02)	154,011	(0.01)

Diluted EPS	17,389,473	$0.74	17,416,453	$1.93	17,241,115	$1.25

Securities excluded from the determination of weighted average shares for the calculation of diluted EPS, as they were potentially antidilutive	870,421		520,739		403,649

16.	EMPLOYEE RETIREMENT BENEFIT PLAN

We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2015, 2014, and 2013 aggregated $1,334, $1,127, and $934, respectively.

17.	SEGMENT REPORTING

We have three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. We include costs related to Corporate in our Americas region. We do not incur research and development expenses in our Asia-Pacific region.

We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software, and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of consolidated sales. Our Chief Operating Decision Maker (CODM), our Chief Executive Officer, evaluates segment performance and allocates resources based upon profitable growth and assets deployed. Each of our segments employ consistent accounting policies.

The following table presents information about our reportable segments:

	As of and for the Years Ended December 31,
	2015	2014	2013
Americas Region
Net sales to external customers	$143,388	$138,968	$120,435
Depreciation and amortization	6,799	3,989	4,012
Operating income	(46)	7,490	6,270
Long-lived assets	49,420	37,013	23,791
Capital expenditures	7,084	12,347	3,563
Total assets	193,270	222,273	201,679

Europe/Africa Region
Net sales to external customers	$103,183	$120,179	$103,415
Depreciation and amortization	3,065	2,090	1,880
Operating income	(4,442)	8,811	6,417
Long-lived assets	25,783	17,599	17,409
Capital expenditures	6,118	4,799	1,558
Total assets	133,502	124,535	122,197

Asia-Pacific Region
Net sales to external customers	$70,977	$82,679	$67,934
Depreciation and amortization	1,353	1,349	1,146
Operating income	17,610	21,039	17,467
Long-lived assets	3,099	3,047	2,721
Capital expenditures	967	1,576	1,319
Total assets	82,414	78,655	67,620

Totals
Net sales to external customers	$317,548	$341,826	$291,784
Depreciation and amortization	11,217	7,428	7,038
Operating income	13,122	37,340	30,154
Long-lived assets	78,302	57,659	43,921
Capital expenditures	14,169	18,722	6,440
Total assets	409,186	425,463	391,496

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total consolidated revenue.

Net sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2015	2014	2013
Net sales to external customers
United States	$131,670	$124,851	$109,757
Americas-Other	11,718	14,117	10,678
Germany	41,151	50,437	42,471
Europe-Other	62,032	69,742	60,944
Japan	24,018	32,531	23,795
Asia-Other	46,959	50,148	44,139

	$317,548	$341,826	$291,784

Long lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated.

	As of December 31,
	2015	2014	2013
Long-Lived Assets
United States	$39,973	$35,900	$22,720
Americas-Other	9,447	1,113	1,071
Germany	24,637	17,351	17,294
Europe-Other	1,146	248	115
Japan	517	599	434
Asia-Other	2,582	2,448	2,287

	$78,302	$57,659	$43,921

18.	BUSINESS COMBINATIONS

In February 2015, we completed the acquisition of ARAS 360 Technologies Inc. (“ARAS”) for a purchase price of $7.7 million, paid with cash on hand, subject to certain additional post-closing adjustments, and up to an additional $4.0 million in contingent consideration that may be earned over a two-year period. ARAS, a privately-held business headquartered in Canada, produces a full suite of accident and crime reconstruction software tools that offer advanced graphics, analytical tools, and the ability to work with large point cloud data. The acquisition is expected to complement our portfolio within the public safety market.

In March 2015, we completed the acquisition of kubit GmbH for a purchase price of $4.5 million, paid with cash on hand, subject to certain additional post-closing adjustments, and up to an additional $3.3 million in contingent consideration that may be earned over a three-year period. The acquisition also included substantially all of the assets of kubit GmbH’s U.S. distributor kubit USA, Inc. (collectively “kubit”). Kubit, a privately-held business with operating facilities in Germany and the United States, develops software for surveying and as-built documentation. The acquisition is expected to complement our portfolio of software products, specifically in the building information modeling/ construction information management market.

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

	ARAS	kubit

Tangible assets acquired:
Accounts receivable	$294	$136
Other assets	—	$246

Total assets acquired	294	382

Liabilities assumed:
Accounts payable and accrued liabilities	27	182
Other liabilities	219	489

Total liabilities assumed	246	671

Intangible assets
Trade name	509	658
Non-competition agreement	540	272
Technology	2,052	945
Customer relationship	2,250	696

Total intangible assets	5,351	2,571

Net assets acquired	5,399	2,282

Deferred tax liability	(1,385)	(674)
Goodwill	4,964	3,805
Contingent consideration	(1,338)	(987)

Purchase price, net of cash acquired and post-closing adjustments	$7,640	$4,426

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

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter ended	March 28, 2015	June 27, 2015	September 26, 2015	December 31, 2015
Sales	$69,939	$83,775	$72,507	$91,327
Gross profit	39,611	44,546	34,871	48,649
Net income (loss)	664	4,148	(884)	8,885
Net income (loss) per share:
Basic	$0.04	$0.24	$(0.05)	$0.52
Diluted	$0.04	$0.24	$(0.05)	$0.52

Quarter ended	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Sales	$73,374	$82,060	$82,239	$104,153
Gross profit	40,083	45,517	46,041	57,273
Net income	4,976	6,328	11,223	11,122
Net income per share:
Basic	$0.29	$0.37	$0.65	$0.64
Diluted	$0.29	$0.36	$0.64	$0.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the review of certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. As a result of such evaluation and this conclusion, our Chief Executive Officer and Chief Financial Officer also have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting was a result of us not having adequate controls over the review of certain deferred income tax accounts described above.

Notwithstanding the existence of this material weakness, our management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented. In addition, while the material weakness resulted in audit adjustments during our fourth quarter ended December 31, 2015, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, our 2015, 2014 and 2013 fiscal years.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the identified material weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We will remediate the underlying causes of the control deficiencies that gave rise to the material weakness, primarily through additional training and review procedures and engaging supplemental resources. We believe these measures will remediate the control deficiencies, but the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we evaluate and work to improve our internal control over financial reporting with respect to income taxes, management may take additional measures to address this material weakness or modify the remediation plan described above, and will continue to review and make necessary changes to the overall design of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We implemented SAP, a new enterprise resource planning (“ERP”) system, to support and enhance our operations and financial reporting. SAP has significantly impacted our business, financial transaction and reporting processes. SAP was implemented in phases, beginning with the Americas region, which implementation commenced at the start of the fourth quarter of 2014. The implementation continued in 2015 in the Europe/Africa region and was completed in the Asia-Pacific region in the fourth quarter of 2015. The implementation of a new worldwide ERP system affected the processes that constitute our internal control over financial reporting.

Additionally, in the fourth quarter of 2015, we reassessed certain processes regarding the classification of inventory and designed additional complementary controls surrounding the review and evaluation of excess and obsolete inventories.

Other than as set forth above, there were no other changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control – Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was not effective as of December 31, 2015 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness we identified related to certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. While the material weakness resulted in audit adjustments during our fourth quarter ended December 31, 2015, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, our 2015, 2014 and 2013 fiscal years. If not remediated, the material weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which appears below.

FARO Technologies, Inc.

Lake Mary, Florida

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FARO Technologies, Inc. and Subsidiaries

We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The internal controls over the review of the deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions, that could lead to a material misstatement in the consolidated financial statements as of December 31, 2015.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Orlando, Florida

February 29, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item with respect to directors and executive officers is incorporated herein by reference to the information under the headings “Election of Directors” and “Executive Officers” contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information required by this Item with respect to corporate governance and our Code of Ethics is incorporated herein by reference to the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Executive Compensation” and “2015 Director Compensation”.

The information required by this Item regarding Compensation Committee interlocks and insider participation is incorporated herein by reference to from the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item about certain relationships and related transactions appears under the heading “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

The information required by this Item regarding director independence is incorporated herein by reference to the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item about principal accounting fees and services as well as related pre-approval policies appears under the heading “Independent Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Financial Statements.

The following consolidated financial statements required by this item are included in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Financial Statement and Supplementary Data”:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required or not applicable, or the required information is otherwise included in our consolidated financial statements or the notes thereto.

(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date: February 29, 2016	By:	/s/ Laura A. Murphy-Wolf
Laura A. Murphy-Wolf, Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints each of SIMON RAAB, LAURA A. MURPHY-WOLF AND JODY GALE his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Simon Raab Simon Raab	Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ Laura A. Murphy-Wolf Laura A. Murphy-Wolf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016

/s/ John Caldwell John Caldwell	Director	February 29, 2016

/s/ Lynn Brubaker Lynn Brubaker	Director	February 29, 2016

/s/ Stephen R. Cole Stephen R. Cole	Director	February 29, 2016

/s/ Marvin Sambur Marvin Sambur	Director	February 29, 2016

/s/ John Donofrio John Donofrio	Director	February 29, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed February 3, 2010, and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A , filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed November 24, 2008, and incorporated herein by reference, SEC File No. 000-23081)*

10.2	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23081)*

10.3	1997 Non-Employee Director Stock Option Plan (Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed August 6, 1997, No. 333-32983, and incorporated herein by reference)*

10.4	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed April 15, 2009, and incorporated herein by reference, SEC File No 000-23081)*

10.5	First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2011, and incorporated herein by reference)*

10.6	2014 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 3, 2014, and incorporated herein by reference)*

10.7	Summary of Director Compensation Program*

10.8	Form of Patent and Confidentiality Agreement between FARO Technologies, Inc. and new employees

10.9	Form of Stock Option Grant Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference, SEC file No. 000-23801)*

10.10	Form of Stock Option Grant Agreement under the 2009 Equity Incentive Plan*

10.11	Form of Restricted Stock Unit Grant Agreement under the 2009 Equity Incentive Plan*

10.12	Form of performance-based Stock Option Grant Agreement under the 2014 Incentive Plan*

10.13	Form of performance-based Restricted Stock Unit Grant Agreement under the 2014 Incentive Plan*

10.14	Amended and Restated Loan Agreement, dated as of July 11, 2006, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2006 and incorporated herein by reference, SEC File No. 000-23801)

10.15	First Amendment to Amended and Restated Loan Agreement, dated November 21, 2008, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed November 24, 2008, and incorporated herein by reference, SEC File No. 000-23801)

10.16	Second Amendment to Amended and Restated Loan Agreement, dated April 22, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 24, 2009, and incorporated herein by reference, SEC File No. 000-23801)

10.17	Third Amendment to Amended and Restated Loan Agreement, dated June 18, 2009, between FARO Technologies, Inc. and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 22, 2009, and incorporated herein by reference, SEC File No. 000-23801)

10.18	Fourth Amendment to Amended and Restated Loan Agreement, dated March 15, 2012, between FARO Technologies, Inc, and SunTrust Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 19, 2012 and incorporated herein by reference)

10.19	Amended and Restated Employment Agreement, dated November 7, 2008, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 14, 2008, and incorporated herein by reference, SEC File No. 000-23801)*

10.20	Amendment to Amended and Restated Employment Agreement, dated April 2, 2009, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23801)*

10.21	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 14, 2010, by and between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference, SEC File No. 000-23801)*

10.22	Transition and Separation Agreement dated December 4, 2015 between FARO Technologies, Inc. and Jay Freeland (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 7, 2015, and incorporated herein by reference)*

10.23	Employment Agreement between FARO Technologies, Inc. and Peter G. Abram, dated March 7, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014 and incorporated herein by reference)*

10.24	Separation and release letter agreement, dated as of March 20, 2015, between FARO Technologies, Inc. and Peter G. Abram (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference)*

10.25	Managing Director’s Service Agreement, dated October 11, 2012, between FARO Europe GmbH & Co. KG and Ralf Drews (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 16, 2012 and incorporated herein by reference)*

10.26	Employment Agreement between FARO Technologies, Inc. and Kathleen Hall, dated as of July 15, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 17, 2013 and incorporated herein by reference)*

10.27	Employment Agreement between FARO Technologies, Inc. and Jody Gale, dated as of February 3, 2014*

10.28	Employment Agreement between FARO Technologies, Inc. and Laura Murphy, dated as of July 29, 2015 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 31, 2015 and incorporated herein by reference)*

10.29	FARO Technologies, Inc. Amended and Restated Change in Control Severance Policy, dated as of April 9, 2015 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2015 and incorporated herein by reference)*

10.30	Lease Agreement, dated September 26, 2007, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference, SEC File No. 000-23801)

10.31	First Amendment to Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.32	Amended and Restated Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.33	First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of May 14, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2014 and incorporated herein by reference)

10.34	Agreement of Lease (Amendment and Restatement) between 290 National Road Limited Partnership and FARO Technologies, Inc., dated as of September 9, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 12, 2014 and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements