Form 10-Q
period 2016-03-31
FARO TECHNOLOGIES INC
filed 2016-05-03
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 16,651,872 shares of the registrant’s common stock outstanding as of April 27, 2016.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$120,278	$107,356
Short-term investments	42,952	42,994
Accounts receivable, net	60,122	69,918
Inventories, net	48,614	45,571
Deferred income taxes, net	7,754	7,792
Prepaid expenses and other current assets	19,573	18,527

Total current assets	299,293	292,158

Property and equipment:
Machinery and equipment	55,982	54,124
Furniture and fixtures	6,188	5,945
Leasehold improvements	19,182	18,471

Property and equipment, at cost	81,352	78,540
Less: accumulated depreciation and amortization	(45,714)	(42,594)

Property and equipment, net	35,638	35,946

Goodwill	27,365	26,371
Intangible assets, net	16,030	15,985
Service and sales demonstration inventory, net	34,849	33,709
Deferred income taxes, net	4,124	4,050
Other long term assets	955	967

Total assets	$418,254	$409,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,171	$11,345
Accrued liabilities	18,845	22,574
Income taxes payable	576	—
Current portion of unearned service revenues	26,471	26,114
Customer deposits	2,368	2,998

Total current liabilities	58,431	63,031
Unearned service revenues - less current portion	16,676	15,025
Deferred income tax liability	887	686
Other long-term liabilities	2,916	2,800

Total liabilities	78,910	81,542

Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,141,098 and 18,077,594 issued; 16,651,622 and 16,588,118 outstanding, respectively	18	18
Additional paid-in capital	208,995	206,996
Retained earnings	175,409	172,329
Accumulated other comprehensive loss	(13,240)	(19,861)
Common stock in treasury, at cost - 1,489,476 shares	(31,838)	(31,838)

Total shareholders’ equity	339,344	327,644

Total liabilities and shareholders’ equity	$418,254	$409,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2016	March 28, 2015
SALES
Product	$59,312	$55,044
Service	16,436	14,895

Total sales	75,748	69,939

COST OF SALES
Product	24,008	22,177
Service	9,067	8,151

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	33,075	30,328

GROSS PROFIT	42,673	39,611

OPERATING EXPENSES:
Selling and marketing	17,625	19,105
General and administrative	10,541	9,801
Depreciation and amortization	3,086	2,493
Research and development	7,091	6,356

Total operating expenses	38,343	37,755

INCOME FROM OPERATIONS	4,330	1,856

OTHER (INCOME) EXPENSE
Interest income	(44)	(19)
Other expense, net	751	1,307

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	3,623	568

INCOME TAX EXPENSE (BENEFIT)	543	(96)

NET INCOME	$3,080	$664

NET INCOME PER SHARE - BASIC	$0.19	$0.04

NET INCOME PER SHARE - DILUTED	$0.19	$0.04

Weighted average shares - Basic	16,609,084	17,335,464

Weighted average shares - Diluted	16,638,458	17,511,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2016	March 28, 2015

Net income	$3,080	$664
Currency translation adjustments, net of tax	6,621	(6,778)

Comprehensive income (loss)	$9,701	$(6,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2016	March 28, 2015
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$3,080	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,086	2,493
Compensation for stock options and restricted stock units	1,482	1,198
Provision for bad debts	310	319
Loss on disposal of assets	64	—
Write-down of inventories	413	1,028
Deferred income tax expense	165	2,272
Income tax benefit from exercise of stock options	(65)	(292)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	11,109	18,405
Inventories	(1,585)	(14,221)
Prepaid expenses and other current assets	(717)	(1,562)
(Decrease) increase in:
Accounts payable and accrued liabilities	(5,305)	(9,550)
Income taxes payable	641	263
Customer deposits	(635)	(457)
Unearned service revenues	1,077	211

Net cash provided by operating activities	13,120	771

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,057)	(2,436)
Payments for intangible assets	(322)	(133)
Purchase of businesses acquired	—	(12,011)

Net cash used in investing activities	(2,379)	(14,580)

FINANCING ACTIVITIES:
Payments on capital leases	(2)	(2)
Income tax benefit from exercise of stock options	65	292
Proceeds from issuance of stock, net	452	2,019

Net cash provided by financing activities	515	2,309

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,666	(1,723)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,922	(13,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,356	109,289

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,278	$96,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and March 28, 2015

(in thousands, except share and per share data, or as otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) designs, develops, manufactures, markets and supports software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Cobalt Array 3D Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software, to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety software and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

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

NOTE 3 – BASIS OF PRESENTATION

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any future interim period.

The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying December 31, 2015 consolidated balance sheet has been derived from those audited consolidated financial statements.

Prior to January 1, 2016, we used a 4-4-5 fiscal quarter end for interim financial reporting. Effective January 1, 2016, we transitioned to calendar quarters for interim financial reporting. As such, March 31, 2016 is the end of our first quarter of fiscal year 2016 instead of April 2, 2016. We believe this change had minimal impact on the presentation of the comparative periods in this Quarterly Report on Form 10-Q and will not impact the presentation of our future annual consolidated financial statements in our Annual Reports on Form 10-K.

NOTE 4 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2017). Early application is permitted. We are evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which the amounts are determined. We adopted ASU 2015-16 effective as of January 1, 2016. The implementation of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. These amendments to the revenue recognition accounting guidance, including the guidance provided by ASU 2016-08, are effective for us on January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effective transition method. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 and ASU 2016-08 on our ongoing financial reporting.

NOTE 6 – STOCK-BASED COMPENSATION

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the requisite service period.

We have three compensation plans that provide for the granting of stock options and other share-based awards to key employees and members of the Board of Directors. The 2004 Equity Incentive Plan (“2004 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and directors. There are awards still outstanding under the 2004 Plan and 2009 Plan; however, we will not make any further grants under either of those plans.

Annually, we grant restricted stock to our directors. These director awards are granted the day following our Annual Meeting of Shareholders during the second quarter of each fiscal year and vest the day before our Annual Meeting of Shareholders in the following year, subject to a director’s continued membership on the board. The fair value of these awards is determined by using the current market price of our common stock on the grant date.

Annually, upon approval by our Compensation Committee, we grant stock options and restricted stock units to certain employees. We also grant stock options and restricted stock units to certain new employees throughout the year. Prior to 2016, these awards vested in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.

In 2015, we granted performance-based stock options and restricted stock units to certain executives. These awards vest in three annual installments beginning one year after the grant date if the applicable performance measures or strategic objectives are achieved. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance measures or strategic objectives. In addition to certain strategic objectives, the performance-based stock options and restricted stock units granted in 2015 are earned and vest based upon (1) our achievement of specified revenue and earnings per share targets, and (2) our total shareholder return (TSR) relative to the TSR attained by companies within our defined peer group.

Due to the TSR presence in certain performance-based grants, the fair value of these awards is determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive. In February 2016, our Compensation Committee determined the number of performance-based stock options and restricted stock units that were earned for the 2015 performance period. Based on the performance and strategic objectives achieved in 2015, 7,225 stock options and 226 restricted stock units were earned and vested and 23,328 stock options and 677 restricted stock units were determined to be unearned, as the required metrics were not achieved.

We did not grant performance-based stock options and restricted stock units to our employees in the first quarter of 2016. Instead, our annual grant in March 2016 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution over the last year. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The stock options vest in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.

The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the three months ended March 31, 2016 and March 28, 2015 and valued using the Black-Scholes option valuation model was $12.37 and $17.48 per option, respectively. For stock options granted during the three months ended March 31, 2016 and March 28, 2015 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Three Months Ended
	March 31, 2016	March 28, 2015
Risk-free interest rate	1.1% - 1.21%	0.99% - 1.06%
Expected dividend yield	0%	0%
Expected option life	4 years	3 years
Expected volatility	46.7%	42.3%
Weighted-average expected volatility	46.7%	42.3%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

There were no market condition awards granted in the first quarter of 2016 and, as such, the Monte Carlo Simulation valuation model was not used to determine the fair value of the stock options and restricted stock units granted in the first quarter of 2016. In 2015, we granted performance-based stock options and restricted stock units which included the presence of a market condition and were valued using the Monte Carlo Simulation model. This valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during the three months ended March 28, 2015 and valued under the Monte Carlo Simulation model were as follows:

	Three Months Ended
	March 31, 2016	March 28, 2015
Risk-free interest rate	—	0.95% - 1.48%
Expected dividend yield	—	0%
Expected option life	—	4 years
Expected volatility	—	44.5%
Weighted-average expected volatility	—	44.5%

A summary of stock option activity and weighted-average exercise prices for the three months ended March 31, 2016 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2016
Outstanding at January 1, 2016	1,178,585	$48.14
Granted	168,740	33.04
Forfeited	(142,694)	43.17
Exercised	(103,073)	17.38
Unearned performance-based options	(23,328)	59.97

Outstanding at March 31, 2016	1,078,230	$49.09	5.3	$315,056

Options exercisable at March 31, 2016	567,175	$50.55	3.8	$181,256

The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and March 28, 2015 was $1.7 million and $1.6 million, respectively. The fair value of stock options vested during the three months ended March 31, 2016 and March 28, 2015 was $3.4 million and $3.8 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2016	15,916	$43.47
Granted	109,714	33.05
Forfeited	(2,787)	33.05
Vested	(464)	42.29
Unearned performance-based awards	(677)	53.03

Non-vested at March 31, 2016	121,702	$34.32

We recorded total stock-based compensation expense of $1,482 and $1,198 for the three months ended March 31, 2016 and March 28, 2015, respectively.

As of March 31, 2016, there was $9.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE 7 – CASH AND CASH EQUIVALENTS

We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE 8 – SHORT TERM INVESTMENTS

Short-term investments at March 31, 2016 and December 31, 2015 included U.S. Treasury Bills totaling $43.0 million that mature through September 15, 2016. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at March 31, 2016 and December 31, 2015 were classed as Level 1 as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14, Fair Value of Financial Instruments.

NOTE 9 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	March 31, 2016	December 31, 2015
Accounts receivable	$61,739	$71,335
Allowance for doubtful accounts	(1,617)	(1,417)

Total	$60,122	$69,918

NOTE 10 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. We expect sales demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and be sold within 12 months at prices that produce reduced gross margins. Sales demonstration inventory is classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.

Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs, which we deem as no longer available for sale, is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining useful life, typically three years.

Inventories consist of the following:

	As of	As of
	March 31, 2016	December 31, 2015
Raw materials	$28,548	$28,190
Finished goods	20,066	17,381

Inventories, net	$48,614	$45,571

Service and demonstration inventory, net	$34,849	$33,709

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (a) are satisfied as of the end of the reporting period or (b) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 31, 2016 and March 28, 2015, there were approximately 1,095,202 and 696,095, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based awards, which were excluded from the dilutive calculations.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (EPS) is presented below:

	Three Months Ended
	March 31, 2016		March 28, 2015
	Shares	Per-Share Amount	Shares	Per-Share Amount

Basic EPS	16,609,084	$0.19	17,335,464	$0.04
Effect of dilutive securities	29,374	—	176,357	—

Diluted EPS	16,638,458	$0.19	17,511,821	$0.04

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of	As of
	March 31,	December 31,
	2016	2015
Accrued compensation and benefits	$10,247	$12,798
Accrued warranties	2,291	2,309
Professional and legal fees	1,170	2,014
Other accrued liabilities	5,137	5,453

	$18,845	$22,574

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2016	March 28, 2015
Balance, beginning of period	$2,309	$2,719
Provision for warranty expense	462	755
Fulfillment of warranty obligations	(480)	(1,272)

Balance, end of period	$2,291	$2,202

NOTE 13 – INCOME TAXES

Income tax expense increased by $0.6 million to $0.5 million for the three months ended March 31, 2016 from $0.1 million of income tax benefit for the three months ended March 28, 2015, primarily due to higher pre-tax income and a $0.1 million lower year-over-year discrete tax benefit related to the exercise of certain employee stock options. Our effective tax rate increased to 15.0% for the three months ended March 31, 2016 compared with (16.9)% in the prior year period. In addition, our effective tax rate continues to be lower than the statutory tax rate in the United States primarily as a result of our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and a change in statutory tax rates in a jurisdiction, as well as the resulting effect on taxable income in each jurisdiction.

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

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2016
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$42,952	$—	$—

Total	$42,952	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$2,820

Total	$—	$—	$2,820

	As of December 31, 2015
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$42,994	$—	$—

Total	$42,994	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$2,695

Total	$—	$—	$2,695

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.
(2)	Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The undiscounted maximum payment under the arrangements was $7.9 million at the end of the first quarter of 2016, based on future revenues, gross profits and certain milestones. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, and thus represents a Level 3 measure. The increase in the fair value of the contingent consideration from December 31, 2015 to March 31, 2016 of $0.1 million related to changes in foreign currency.

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

The following table presents information about our reportable segments:

	Three Months Ended
	March 31, 2016	March 28, 2015
Americas Region
Net sales to external customers	$34,499	$30,398
Depreciation and amortization	1,750	1,522
Operating income (loss)	956	(2,174)
Long-lived assets	48,923	48,095
Capital expenditures	580	1,635
Total assets	194,933	217,587

Europe/Africa Region
Net sales to external customers	$22,427	$22,209
Depreciation and amortization	956	611
Operating (loss) income	(1,352)	33
Long-lived assets	27,126	21,791
Capital expenditures	1,259	596
Total assets	137,467	118,559

Asia-Pacific Region
Net sales to external customers	$18,822	$17,332
Depreciation and amortization	380	360
Operating income	4,726	3,997
Long-lived assets	2,984	2,909
Capital expenditures	218	205
Total assets	85,854	78,315

Totals
Net sales to external customers	$75,748	$69,939
Depreciation and amortization	3,086	2,493
Operating income	4,330	1,856
Long-lived assets	79,033	72,795
Capital expenditures	2,057	2,436
Total assets	418,254	414,461

The geographical sales information presented above represents sales to customers located in each respective region, whereas the long-lived assets information represents assets held in the respective regions. There were no customers that individually accounted for 10% or more of total revenue in any of the periods presented above.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating leases that expire in or before 2026. Total obligations under these leases are approximately $6.7 million for 2016.

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2016, we had $40.3 million in purchase commitments that are expected to be delivered within the next 12 months.

Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report (within the meaning of the Private Securities Litigation Reform Act of 1995). Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements. Specifically, this Quarterly Report on Form 10-Q contains, among others, forward-looking statements regarding:

•	our ability to achieve and maintain profitability;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of our products or their components;

•	the impact of new product introductions;

•	our ability to execute the initiatives we are undertaking in 2016 to reorganize our business around certain vertical markets, modernize our sales process to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve operational effectiveness;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate; and

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions.

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	development by others of new or improved products, processes or technologies that make our products less competitive or obsolete;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	the material weakness in the operating effectiveness of our internal control over financial reporting and our ability to remediate this issue completely and promptly;

•	fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the success of our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, and (xviii) costs associated with our initiatives in 2016 to reorganize our business around certain vertical markets, modernize our sales process to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve effectiveness;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of disruption, delays, or deficiencies in the design or implementation of our new global enterprise resource planning (ERP) system; and

•	other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We manufacture our FaroArm®, FARO Laser ScanArm®, FARO Gage, and FARO Laser Tracker™ products in our manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Germany and Switzerland. We manufacture our FARO Cobalt Array 3D Imager in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2016.

Total sales by region for the three months ended March 31, 2016 and March 28, 2015 were as follows (in thousands):

	Three Months Ended
	March 31, 2016	% of Total	March 28, 2015	% of Total
Americas	$34,499	45%	$30,398	43%
Europe/Africa	22,427	30%	22,209	32%
Asia-Pacific	18,822	25%	17,332	25%

Total sales	$75,748		$69,939

We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we have not used such instruments in the past, and none were utilized during the year ended December 31, 2015 or the three months ended March 31, 2016.

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

We are undertaking several important initiatives in 2016 to drive long-term growth and profitability, including reorganizing our business around certain vertical markets, modernizing our sales process to improve the efficiency of our sales organization, accelerating and maintaining a consistent schedule of new product introductions, and harmonizing our global functions to improve effectiveness. The timing of implementation of our reorganization of our sales and marketing organizations around vertical markets in 2016 is dependent upon a number of factors, including making the necessary adjustments to our new ERP system.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 28, 2015

Sales. Total sales increased $5.8 million, or 8.3%, to $75.7 million for the three months ended March 31, 2016 from $69.9 million for the three months ended March 28, 2015 primarily due to an increased demand for our products. Our product sales growth was primarily driven by an increase in our measurement and reverse engineering products sold as well as higher average selling price, partially offset by sales of our 3D documentation products. Total product sales increased by $4.3 million, or 7.8%, to $59.3 million for the three months ended March 31, 2016 from $55.0 million in the prior year period. Our product sales increase was primarily driven by an increase in our measurement and reverse engineering products sold as well as an increase in our average selling price, partially offset by decreased sales of our 3D documentation products. Service revenue increased by $1.5 million, or 10.3%, to $16.4 million for the three months ended March 31, 2016 from $14.9 million in the first quarter of 2015, primarily due to an increase in warranty revenue in the Americas region and an increase in customer service revenue in the Europe/Africa region. Foreign exchange rates had a negative impact on sales of $0.9 million, decreasing sales growth by 1.3 percentage points, primarily due to the decline of the Brazil real and Mexican peso relative to the U.S. dollar.

Sales in the Americas region increased $4.1 million, or 13.5%, to $34.5 million for the three months ended March 31, 2016 from $30.4 million for the three months ended March 28, 2015. Foreign exchange rates had a negative impact on sales of $0.6 million, decreasing sales growth by 2.0 percentage points.

Product sales in the Americas region increased by $3.6 million, or 15.7%, to $26.5 million for the three months ended March 31, 2016 from $22.9 million in the prior year, primarily driven by an increase in sales of our measurement and reverse engineering products. Service revenue in the Americas region increased by $0.5 million, or 6.7%, to $8.0 million for the three months ended March 31, 2016 from $7.5 million in the prior year period, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased $0.2 million, or 1.0%, to $22.4 million for the three months ended March 31, 2016 from $22.2 million for the three months ended March 28, 2015. Foreign exchange rates had a negative impact on sales of $0.3 million, decreasing sales growth by 1.4 percentage points. Total product sales in the Europe/Africa region decreased by $0.6 million, or 3.2%, to $16.8 million for the three months ended March 31, 2016 from $17.4 million in the prior year, primarily driven by a year-over-year decrease in units sold, partially offset by a higher average selling price for certain measurement and reverse engineering products. Service revenue in the Europe/Africa region increased by $0.8 million, or 16.0%, to $5.6 million for the three months ended March 31, 2016 from $4.8 million in the prior year period, primarily due to an increase in customer service revenue.

Sales in the Asia-Pacific region increased $1.5 million, or 8.6%, to $18.8 million for the three months ended March 31, 2016 from $17.3 million for the three months ended March 28, 2015. Foreign exchange rates had minimal impact on sales in the first quarter. Total product sales in the Asia-Pacific region increased by $1.3 million, or 8.3%, to $16.0 million for the three months ended March 31, 2016 from $14.7 million in the prior year period. This increase was primarily driven by year-over-year growth in units sold. Service revenue in the Asia-Pacific region increased by $0.2 million, or 10.3%, to $2.8 million for the three months ended March 31, 2016 from $2.6 million in the prior year period, primarily due to higher warranty revenue.

Gross profit. Gross profit increased by $3.1 million, or 7.7%, to $42.7 million for the three months ended March 31, 2016 from $39.6 million for the three months ended March 28, 2015, primarily driven by an increase in units sold of our measurement and reverse engineering products and higher average selling price. Gross margin decreased to 56.3% for the three months ended March 31, 2016 from 56.6% in the prior year period. Gross margin from product revenue decreased slightly by 0.2 percentage points to 59.5% for the three months ended March 31, 2016 from 59.7% for the three months ended March 28, 2015. Gross margin from service revenue decreased by 0.5 percentage points to 44.8% for the three months ended March 31, 2016 from 45.3% for the prior year period, due to higher costs primarily in the Americas region.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $1.5 million, or 7.7%, to $17.6 million for the three months ended March 31, 2016 from $19.1 million for the three months ended March 28, 2015. The decrease in selling and marketing expenses was primarily related to not holding our annual sales meeting previously held in January.

Worldwide sales and marketing headcount decreased by 10, or 1.9%, to 513 at March 31, 2016 from 523 at March 28, 2015. Regionally, our sales and marketing headcount increased by 1, or 0.6%, to 181 at March 31, 2016 from 180 at March 28, 2015 in the Americas; decreased by 7, or 4.1%, to 165 at March 31, 2016 from 172 at March 28, 2015 in Europe/Africa; and decreased by 4, or 2.3%, in Asia-Pacific to 167 at March 31, 2016 from 171 at March 28, 2015. The decrease in headcount was driven, in part, by an overall reduction in workforce during 2015.

As a percentage of sales, selling and marketing expenses decreased to 23.3% of sales in the three months ended March 31, 2016 from 27.3% of sales in the three months ended March 28, 2015. Regionally, selling and marketing expenses were 20.7% of sales in the Americas for the three months ended March 31, 2016 compared to 26.2% of sales in the prior year period; 29.3% of sales in Europe/Africa for the three months ended March 31, 2016 compared to 30.7% of sales in the prior year period; and 20.7% of sales in Asia-Pacific for the three months ended March 31, 2016 compared to 25.0% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $0.7 million, or 7.6%, to $10.5 million, for the three months ended March 31, 2016 from $9.8 million for the three months ended March 28, 2015. The increase in general and administrative expenses was primarily driven by higher compensation expense reflecting certain severance costs and higher stock-based compensation expense, partially offset by lower year-over-year advisory and consulting fees related to the ERP implementation and acquisition activity. General and administrative expenses as a percentage of sales decreased to 13.9% for the three months ended March 31, 2016 from 14.0% for the three months ended March 28, 2015.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 23.8%, to $3.1 million for the three months ended March 31, 2016 from $2.5 million for the three months ended March 28, 2015, primarily due to increased depreciation for our new ERP system and service inventory that was transferred to fixed assets as well as increased amortization of intangibles related to the acquisitions made during the first quarter of 2015.

Research and development expenses. We continue to invest in research and development by increasing engineering headcount in connection with our initiative to accelerate new product development and introductions. As a result, research and development expenses increased $0.7 million, or 11.6%, to $7.1 million for the three months ended March 31, 2016 from $6.4 million for the three months ended March 28, 2015. Project material costs related to our new product innovation was the primary driver of the year-over-year increase in research and development expenses. Research and development expenses as a percentage of sales increased to 9.4% for the three months ended March 31, 2016 from 9.1% for the three months ended March 28, 2015.

Other (income) expense. Other (income) expense was $0.7 million and $1.3 million for the three months ended March 31, 2016 and March 28, 2015, respectively. Other (income) expense was mostly a result of the unfavorable impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2016 was $0.5 million compared with an income tax benefit of $0.1 million for the three months ended March 28, 2015. This change reflected primarily higher pre-tax income and a $0.1 million lower year-over-year discrete tax benefit related to the exercise of certain employee stock options. Our effective tax rate was 15.0% for the three months ended March 31, 2016 compared with (16.9)% for the three months ended March 28, 2015. Our effective tax rate continues to be lower than the statutory tax rate in the United States reflecting primarily our global footprint in foreign jurisdiction with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and a change in statutory tax rates in a jurisdiction, as well as the resulting effect on taxable income in each jurisdiction.

Net income. Net income increased by $2.4 million to $3.1 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 28, 2015 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $12.9 million to $120.3 million at March 31, 2016 from $107.4 million at December 31, 2015. The increase was primarily driven by strong cash flow from operations reflecting the decline in our accounts receivable balance.

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $13.1 million and $0.8 million during the three months ended March 31, 2016 and March 28, 2015, respectively. The increase was mainly due to higher net income and lower inventory spending during the three months ended March 31, 2016 compared with the three months ended March 28, 2015.

Cash flows used in investing activities during the three months ended March 31, 2016 and March 28, 2015 were $2.4 million and $14.6 million, respectively. The decrease was primarily due to $12.0 million in cash paid as consideration for the two acquisitions completed during the three months ended March 28, 2015 and lower capital expenditures during the first quarter of 2016.

Cash flows provided by financing activities during the three months ended March 31, 2016 and March 28, 2015 were $0.5 million and $2.3 million, respectively. The decrease was primarily due to a decrease in proceeds from the issuance of stock in connection with the exercise of stock options.

Of our cash and cash equivalents, $79.3 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations.

In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the three month period ended March 31, 2016 under this program. As of March 31, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.

We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.

We have no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2016, we had $40.3 million in purchase commitments that are expected to be delivered within the next 12 months. Subsequent to March 31, 2016, to ensure adequate component availability in preparation for new product introductions, we anticipate entering into additional long-term purchase commitments to be delivered through 2017 totaling approximately $20.0 million. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In response to the Securities and Exchange Commission’s (“SEC”) financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in our calculation, in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, goodwill impairment, business combinations, and stock-based compensation. These policies affect current assets and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on our operations and financial position.

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

Goodwill Impairment

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment, at least annually. We perform our annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and our current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is not less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the three months ended March 31, 2016 or the year ended December 31, 2015.

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

Stock-Based Compensation

We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, and performance-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is determined by using the Black-Scholes option valuation model. The fair value of restricted stock awards and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant. Additionally, in calculating compensation expense for these awards, we are also required to estimate the extent to which awards will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

We expense stock-based compensation for stock options, restricted stock awards, and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance condition. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2016, 58% of our revenue was invoiced, and a significant portion of our operating expenses paid, in foreign currencies, as well as 58% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese yuan renminbi and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2015 or the first quarter of 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 29, 2016, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the review of certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. We have also conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and our principal financial officer concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of March 31, 2016, our disclosure controls and procedures were not effective as of March 31, 2016.

Notwithstanding the existence of this material weakness, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the identified material weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are currently working to remediate the underlying causes of the control deficiencies that gave rise to the material weakness, primarily through additional training, review procedures and engaging supplemental resources. As we perform our interim testing, we may take additional measures or modify the remediation plan. We believe these measures will remediate the control deficiencies; however, the material weakness will not be considered remediated until the applicable controls operate at least through this fiscal year-end financial reporting period and management has concluded, through required testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed at the end of the fiscal year 2016 reporting period.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the remediation measures described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of March 31, 2016, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the three month period ended March 31, 2016 under this program. As of March 31, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Transition and separation agreement between FARO Technologies, Inc. and Laura A. Murphy-Wolf, dated as of March 10, 2016 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 11, 2016, and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 3, 2016	By:	/s/ Robert Seidel
		Name:	Robert Seidel
		Title:	Vice President of Finance & Investor Relations (Duly Authorized Officer and Principal Financial Officer)