Form 10-Q
period 2016-06-30
FARO TECHNOLOGIES INC
filed 2016-08-02
CIK 917491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 16,674,124 shares of the registrant’s common stock outstanding as of July 27, 2016.

FARO TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$133,541	$107,356
Short-term investments	42,975	42,994
Accounts receivable, net	56,825	69,918
Inventories, net	51,809	45,571
Deferred income tax assets, net	7,547	7,792
Prepaid expenses and other current assets	16,592	18,527

Total current assets	309,289	292,158

Property and equipment:
Machinery and equipment	55,702	54,124
Furniture and fixtures	6,164	5,945
Leasehold improvements	19,271	18,471

Property and equipment, at cost	81,137	78,540
Less: accumulated depreciation and amortization	(47,745)	(42,594)

Property and equipment, net	33,392	35,946

Goodwill	26,963	26,371
Intangible assets, net	15,573	15,985
Service and sales demonstration inventory, net	33,097	33,709
Deferred income tax assets, net	4,087	4,050
Other long term assets	947	967

Total assets	$423,348	$409,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,848	$11,345
Accrued liabilities	21,737	22,574
Income taxes payable	452	—
Current portion of unearned service revenues	26,940	26,114
Customer deposits	2,085	2,998

Total current liabilities	62,062	63,031
Unearned service revenues - less current portion	16,005	15,025
Deferred income tax liabilities	872	686
Other long-term liabilities	2,813	2,800

Total liabilities	81,752	81,542

Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,163,600 and 18,077,594 issued; 16,674,124 and 16,588,118 outstanding, respectively	18	18
Additional paid-in capital	209,650	206,996
Retained earnings	178,801	172,329
Accumulated other comprehensive loss	(15,035)	(19,861)
Common stock in treasury, at cost - 1,489,476 shares	(31,838)	(31,838)

Total shareholders’ equity	341,596	327,644

Total liabilities and shareholders’ equity	$423,348	$409,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
SALES
Product	$61,640	$69,437	$120,952	$124,481
Service	16,898	14,338	33,334	29,233

Total sales	78,538	83,775	154,286	153,714

COST OF SALES
Product	25,055	29,532	49,063	51,709
Service	9,547	9,697	18,614	17,848

Total cost of sales (exclusive of depreciation and amortization, shown separately below)	34,602	39,229	67,677	69,557

GROSS PROFIT	43,936	44,546	86,609	84,157
OPERATING EXPENSES:
Selling and marketing	18,747	20,063	36,372	39,168
General and administrative	10,167	9,066	20,708	18,867
Depreciation and amortization	3,266	2,739	6,352	5,232
Research and development	7,259	7,254	14,350	13,610

Total operating expenses	39,439	39,122	77,782	76,877

INCOME FROM OPERATIONS	4,497	5,424	8,827	7,280

OTHER (INCOME) EXPENSE
Interest income, net	(54)	(24)	(98)	(43)
Other expense, net	240	83	991	1,390

INCOME BEFORE INCOME TAX EXPENSE	4,311	5,365	7,934	5,933
INCOME TAX EXPENSE	919	1,217	1,462	1,121

NET INCOME	$3,392	$4,148	$6,472	$4,812

NET INCOME PER SHARE - BASIC	$0.20	$0.24	$0.39	$0.28

NET INCOME PER SHARE - DILUTED	$0.20	$0.24	$0.39	$0.27

Weighted average shares - Basic	16,659,115	17,384,382	16,634,323	17,360,749

Weighted average shares - Diluted	16,672,600	17,502,219	16,654,415	17,500,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Net income	$3,392	$4,148	$6,472	$4,812
Currency translation adjustments, net of income tax	(1,795)	2,191	4,826	(4,587)

Comprehensive income	$1,597	$6,339	$11,298	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2016	June 27, 2015
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$6,472	$4,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,352	5,232
Compensation for stock options and restricted stock units	2,731	2,468
Provision for bad debts	574	410
Loss on disposal of assets	305	644
Write-down of inventories	1,440	1,505
Deferred income tax (benefit) expense	(261)	561
Income tax benefit from exercise of stock options	(70)	(286)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	13,818	11,820
Inventories	(4,918)	(15,097)
Prepaid expenses and other current assets	2,115	(1,948)
(Decrease) increase in:
Accounts payable and accrued liabilities	(1,596)	(12,636)
Income taxes payable	522	722
Customer deposits	(870)	(589)
Unearned service revenues	1,114	782

Net cash provided by (used in) operating activities	27,728	(1,600)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,580)	(6,073)
Payments for intangible assets	(712)	(1,185)
Purchase of businesses acquired	—	(12,011)

Net cash used in investing activities	(3,292)	(19,269)

FINANCING ACTIVITIES:
Payments on capital leases	(4)	(5)
Income tax benefit from exercise of stock options	70	286
Proceeds from issuance of stock, net	513	2,175

Net cash provided by financing activities	579	2,456

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,170	(300)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,185	(18,713)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,356	109,289

CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,541	$90,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, or as otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) designs, develops, manufactures, markets and supports software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Factory Array Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software, to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

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

NOTE 3 – BASIS OF PRESENTATION

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any future interim period.

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

Prior to January 1, 2016, we used a 4-4-5 fiscal quarter end for interim financial reporting. Effective January 1, 2016, we transitioned to calendar quarters for interim financial reporting. As such, June 30, 2016 is the end of our second quarter of fiscal year 2016 instead of July 2, 2016. We believe this change had minimal impact on the presentation of the comparative periods in this Quarterly Report on Form 10-Q and will not impact the presentation of our future annual consolidated financial statements in our Annual Report on Form 10-K.

NOTE 4 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU and subsequently issued amendments to the revenue recognition accounting guidance are effective for us on January 1, 2018 and permit the use of either the retrospective or cumulative effective transition method. We have not yet selected a transition method nor have we determined the effect of the revenue recognition accounting guidance on our ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2017). Early application is permitted. We are evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which the amounts are determined. We adopted ASU 2015-16 effective as of January 1, 2016. The implementation of this standard did not have an impact on our consolidated financial statements.

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

In 2015, we granted performance-based stock options and restricted stock units to certain executives. These awards vest in three annual installments beginning one year after the grant date if the applicable performance measures or strategic objectives are achieved. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance measures or strategic objectives. In addition to certain strategic objectives, the performance-based stock options and restricted stock units granted in 2015 are earned and vest based upon (1) our achievement of specified revenue and earnings per share targets, and (2) our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined peer group.

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

We did not grant performance-based stock options and restricted stock units to our employees during the six months ended June 30, 2016. Instead, our annual grant in March 2016 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution over the last year. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The stock options vest in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.

In June 2016, we granted an aggregate of 18,615 restricted stock units to certain non-executive key employees as a retention incentive in recognition of the significant efforts required from such employees to assist us in executing our initiatives in 2016 to reorganize our business around certain vertical markets, modernize our sales process to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve effectiveness. These restricted stock unit awards vest in full on the three-year anniversary of the grant date.

The fair value of these restricted stock units is determined by using the current market price of our common stock on the grant date.

The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the six months ended June 30, 2016 and June 27, 2015 and valued using the Black-Scholes option valuation model was $12.37 and $16.72 per option, respectively. For stock options granted during the six months ended June 30, 2016 and June 27, 2015 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Six Months Ended
	June 30, 2016	June 27, 2015
Risk-free interest rate	1.06% - 1.21%	0.80% - 1.09%
Expected dividend yield	0%	0%
Expected option life	4 years	3 years
Expected volatility	46.7% - 47%	42.3% - 48.5%
Weighted-average expected volatility	46.7%	43.2%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

There were no market condition awards granted during the six months ended June 30, 2016 and, as such, the Monte Carlo Simulation valuation model was not used to determine the fair value of the stock options and restricted stock units granted in the first or second quarter of 2016. In 2015, we granted performance-based stock options and restricted stock units which included the presence of a market condition and were valued using the Monte Carlo Simulation model. This valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during the six months ended June 27, 2015 and valued under the Monte Carlo Simulation model were as follows:

	Six Months Ended
	June 30, 2016	June 27, 2015
Risk-free interest rate	—	0.95% - 1.48%
Expected dividend yield	—	0%
Expected option life	—	4 years
Expected volatility	—	44.5%
Weighted-average expected volatility	—	44.5%

A summary of stock option activity and weighted-average exercise prices during the six months ended June 30, 2016 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2016
Outstanding at January 1, 2016	1,178,585	$48.14
Granted	169,740	33.04
Forfeited	(178,089)	44.65
Exercised	(104,957)	17.65
Unearned performance-based options	(23,328)	59.97

Outstanding at June 30, 2016	1,041,951	$49.08	4.7	$553,354

Options exercisable at June 30, 2016	558,556	$50.64	3.6	$211,118

The total intrinsic value of stock options exercised during the three months ended June 30, 2016 and June 27, 2015 was $0.0 million in each period. For the six months ended June 30, 2016 and June 27, 2015, the total intrinsic value of stock options exercised in the respective period was $1.7 million and $1.6 million. The fair value of stock options vested during both the three months ended June 30, 2016 and June 27, 2015 was $0.0 million. The fair value of stock options vested during the six months ended June 30, 2016 and June 27, 2015 was $3.4 million and $3.8 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	15,916	$43.47
Granted	150,660	33.14
Forfeited	(5,394)	33.05
Vested	(13,247)	42.79
Unearned performance-based awards	(677)	53.03

Non-vested at June 30, 2016	147,258	$33.33

We recorded total stock-based compensation expense of $1,249 and $1,270 for the three months ended June 30, 2016 and June 27, 2015, respectively, and $2,731 and $2,468 for the six months ended June 30, 2016 and June 27, 2015, respectively.

As of June 30, 2016, there was $9.7 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.1 years.

NOTE 7 – CASH AND CASH EQUIVALENTS

We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.

NOTE 8 – SHORT TERM INVESTMENTS

Short-term investments at June 30, 2016 and December 31, 2015 consisted of U.S. Treasury Bills totaling $43.0 million that mature through October 13, 2016. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at June 30, 2016 and December 31, 2015 were classed as Level 1 as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14, Fair Value of Financial Instruments.

NOTE 9 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of	As of
	June 30, 2016	December 31, 2015
Accounts receivable	$58,680	$71,335
Allowance for doubtful accounts	(1,855)	(1,417)

Total	$56,825	$69,918

NOTE 10 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. We expect sales demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and be sold within 12 months at prices that may produce reduced gross margins. Sales demonstration inventory is classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.

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

Inventories consist of the following:

	As of	As of
	June 30, 2016	December 31, 2015
Raw materials	$30,275	$28,190
Finished goods	21,534	17,381

Inventories, net	$51,809	$45,571

Service and demonstration inventory, net	$33,097	$33,709

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (a) are satisfied as of the end of the reporting period or (b) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. For the three and six months ended June 30, 2016 there were approximately 1,046,201 and 1,075,373, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based awards, which were excluded from the dilutive calculations. The effect of 797,983 and 785,884 additional shares were not included in the dilutive calculations for the three and six months ended June 27, 2015, respectively.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	June 30, 2016		June 27, 2015
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount
Basic EPS	16,659,115	$0.20	17,384,382	$0.24
Effect of dilutive securities	13,485	—	117,837	—

Diluted EPS	16,672,600	$0.20	17,502,219	$0.24

	Six Months Ended
	June 30, 2016		June 27, 2015
		Per-Share		Per-Share
	Shares	Amount	Shares	Amount
Basic EPS	16,634,323	$0.39	17,360,749	$0.28
Effect of dilutive securities	20,092	—	139,870	(0.01)

Diluted EPS	16,654,415	$0.39	17,500,619	$0.27

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of June 30, 2016	As of December 31, 2015
Accrued compensation and benefits	$11,526	$12,798
Accrued warranties	2,400	2,309
Professional and legal fees	1,558	2,014
Other accrued liabilities	6,253	5,453

	$21,737	$22,574

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2016	June 27, 2015
Balance, beginning of period	$2,309	$2,719
Provision for warranty expense	1,335	1,680
Fulfillment of warranty obligations	(1,244)	(2,149)

Balance, end of period	$2,400	$2,250

NOTE 13 – INCOME TAXES

Income tax expense decreased by $0.3 million to $0.9 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 27, 2015. This decrease was primarily due to a decrease in pretax income during the second quarter of 2016. Our effective tax rate decreased to 21.3% for the three months ended June 30, 2016 compared with 22.7% in the prior year period. The decline in our effective tax rate was primarily due to a geographical mix shift in pretax income. Income tax expense increased by $0.4 million to $1.5 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 27, 2015. Our effective tax rate decreased by 0.5 percentage points to 18.4% for the six months ended June 30, 2016 from 18.9% for the same prior year period. The decline was driven by the geographical mix shift in pretax income. Our effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,975	$—	$—

Total	$42,975	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$2,692

Total	$—	$—	$2,692

	As of December 31, 2015
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,994	$—	$—

Total	$42,994	$—	$—

Liabilities:
Contingent consideration (2)	$—	$—	$2,695

Total	$—	$—	$2,695

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.
(2)	Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The undiscounted maximum payment under the arrangements was $7.9 million at the end of the second quarter of 2016, based on future revenues, gross profits and certain milestones. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, and thus represents a Level 3 measure. In April 2016, the company paid $0.1 million as part of this arrangement. The remaining change in the fair value of the contingent consideration from December 31, 2015 to June 30, 2016 is related to changes in foreign currency.

NOTE 15 – SEGMENT REPORTING

We have three reportable segments based upon geographic regions: Americas, Europe/Africa and Asia-Pacific. We include costs related to Corporate in the Americas region. We do not incur research and development expenses in the Asia-Pacific region.

We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software, and three-dimensional documentation systems in each of these regions. These activities represent more than 99% of consolidated sales. Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, evaluates segment performance and allocates resources based upon profitable growth and assets deployed. Each of our segments employ consistent accounting policies.

The following table presents information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Americas Region
Net sales to external customers	$32,344	$38,960	$66,843	$69,358
Depreciation and amortization	1,753	1,617	3,503	3,139
Operating (loss) income	(1,246)	1,117	(290)	(1,057)
Long-lived assets	47,660	49,356	47,660	49,356
Capital expenditures	205	2,400	785	4,035
Total assets	199,475	220,756	199,475	220,756
Europe/Africa Region
Net sales to external customers	$26,999	$26,501	$49,426	$48,710
Depreciation and amortization	1,102	794	2,058	1,405
Operating income (loss)	2,294	(400)	942	(367)
Long-lived assets	25,349	22,451	25,349	22,451
Capital expenditures	163	1,076	1,422	1,672
Total assets	138,147	124,476	138,147	124,476
Asia-Pacific Region
Net sales to external customers	$19,195	$18,314	$38,017	$35,646
Depreciation and amortization	411	328	791	688
Operating income	3,449	4,707	8,175	8,704
Long-lived assets	2,919	2,716	2,919	2,716
Capital expenditures	155	161	373	366
Total assets	85,726	76,594	85,726	76,594
Totals
Net sales to external customers	$78,538	$83,775	$154,286	$153,714
Depreciation and amortization	3,266	2,739	6,352	5,232
Operating income	4,497	5,424	8,827	7,280
Long-lived assets	75,928	74,523	75,928	74,523
Capital expenditures	523	3,637	2,580	6,073
Total assets	423,348	421,826	423,348	421,826

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

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2016, we had approximately $37.3 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2016, we also had $23.9 million in long-term commitments for purchases to be delivered after 12 months.

Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

NOTE 17 – SUBSEQUENT EVENTS

On July 11, 2016, we completed the acquisition of BuildIT Software & Solutions Ltd., a software solutions business located in Montreal, Canada specializing in process-configurable 3D metrology software solutions with hardware agnostic interfaces for a total purchase price of $3.8 million. This acquisition supports our long-term strategy to expand our presence in key markets, which complement our existing product lines. The results of BuidIT Software & Solutions Ltd.’s operations were not included in our consolidated financial statement for the three or six months ended June 30, 2016.

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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	development by others of new or improved products, processes or technologies that make our products less competitive or obsolete;

•	our inability to maintain our technological advantage by developing new products and enhancing our existing products;

•	risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political and economic instability, compliance with import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	the inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	the material weakness in the design and operating effectiveness of our internal control over financial reporting and our ability to remediate this issue completely and promptly;

•	fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the success of our sales and marketing programs, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) the efficiencies achieved in managing inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, and (xviii) costs associated with our initiatives in 2016 to reorganize our business around certain vertical markets, modernize our sales process to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve effectiveness;

•	changes in gross margins due to changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances (“RoHS2”) and Waste Electrical and Electronic Equipment (“WEEE”) compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the effects of increased competition as a result of recent consolidation in the CAM2 market;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of disruption, delays, or deficiencies in the design and effectiveness of our global enterprise resource planning (“ERP”) system; and

•	other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q unless otherwise required by law.

Overview

We design, develop, manufacture, market and support software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Factory Array Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Building Information Modeling (BIM)/Construction Information Management (CIM) and public safety.

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

We manufacture our FaroArm®, FARO Laser ScanArm®, FARO Gage, and FARO Laser Tracker™ products in our manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Germany and Switzerland. We manufacture our FARO Factory Array Imager in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2016.

Total sales by region for the three months and six months ended June 30, 2016 and June 27, 2015 were as follows (in thousands):

	Three Months Ended
	June 30, 2016	% of Total	June 27, 2015	% of Total
Americas	$32,344	41%	$38,960	47%
Europe/Africa	26,999	35%	26,501	31%
Asia-Pacific	19,195	24%	18,314	22%

Total sales	$78,538		$83,775

	Six Months Ended
	June 30, 2016	% of Total	June 27, 2015	% of Total
Americas	$66,843	43%	$69,358	45%
Europe/Africa	49,426	32%	48,710	32%
Asia-Pacific	38,017	25%	35,646	23%

Total sales	$154,286		$153,714

New order bookings by region for the three months and six months ended June 30, 2016 and June 27, 2015, were as follows (in thousands):

	Three Months Ended
	June 30, 2016	June 27, 2015	% Change
Americas	$33,780	$38,983	-13%
Europe/Africa	26,318	24,986	5%
Asia-Pacific	21,472	19,839	8%

Total new orders	$81,570	$83,808	-3%

	Six Months Ended
	June 30, 2016	June 27, 2015	% Change
Americas	$65,666	$69,080	-5%
Europe/Africa	50,066	48,187	4%
Asia-Pacific	39,329	35,613	10%

Total new orders	$155,061	$152,880	1%

We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we have not used such instruments in the past, and none were utilized during the year ended December 31, 2015 or the six months ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 27, 2015

Sales. Total sales decreased $5.3 million, or 6.3%, to $78.5 million for the three months ended June 30, 2016 from $83.8 million for the three months ended June 27, 2015. Our sales decline was primarily driven by a decrease in product sales within the Americas region, partially offset by an increase in Asia-Pacific product sales and global growth in service revenue. Total product sales declined by $7.8 million, or 11.2%, to $61.6 million for the three months ended June 30, 2016 from $69.4 million in the second quarter of 2015. Our product sales decline reflected a strong prior year sales performance within the Americas region and lower sales of our 3D documentation products, partially offset by higher average selling prices. Service revenue increased by $2.6 million, or 17.9%, to $16.9 million for the three months ended June 30, 2016 from $14.3 million in the second quarter of 2015, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a slightly positive impact on sales of $0.2 million, increasing sales growth by 0.2 percentage points, primarily due to the appreciation of the Japanese yen relative to the U.S. dollar.

Sales in the Americas region decreased $6.7 million, or 17.0%, to $32.3 million for the three months ended June 30, 2016 from $39.0 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.4 million, decreasing sales growth by 1.0 percentage point. Product sales in the Americas region decreased by $8.1 million, or 24.8%, to $24.3 million for the three months ended June 30, 2016 from $32.4 million in the prior year, primarily reflecting a strong sales performance in the second quarter of 2015 and a decline in unit sales of our 3D documentation products. Service revenue in the Americas region increased by $1.4 million, or 21.0%, to $8.0 million for the three months ended June 30, 2016 from $6.6 million in the prior year period, primarily due to an increase in warranty and customer service revenue.

Sales in the Europe/Africa region increased $0.5 million, or 1.9%, to $27.0 million for the three months ended June 30, 2016 from $26.5 million in the prior year period. Foreign exchange rates had a positive impact on sales of $0.1 million, increasing sales growth by 0.3 percentage points. Total product sales in the Europe/Africa region decreased by $0.2 million, or 1.1%, to $21.0 million for the three months ended June 30, 2016 from $21.2 million in the prior year. Service revenue in the Europe/Africa region increased by $0.7 million, or 13.9%, to $6.0 million for the three months ended June 30, 2016 from $5.3 million in the prior year period, primarily due to an increase in warranty and customer service revenue.

Sales in the Asia-Pacific region increased $0.9 million, or 4.8%, to $19.2 million for the three months ended June 30, 2016 from $18.3 million in the prior year period. Foreign exchange rates had a positive impact on sales of $0.5 million, increasing sales growth by 2.7 percentage points. Total product sales in the Asia-Pacific region increased by $0.4 million, or 2.8%, to $16.3 million for the three months ended June 30, 2016 from $15.9 million in the prior year period. This increase was primarily driven by a year-over-year increase in Japan predominantly due to increased sales of our metrology products. Service revenue in the Asia-Pacific region increased by $0.5 million, or 17.8%, to $2.9 million for the three months ended June 30, 2016 from $2.4 million in the prior year period, primarily due to an increase in warranty and customer service revenue.

Gross profit. Gross profit decreased by $0.6 million, or 1.4%, to $43.9 million for the three months ended June 30, 2016 from $44.5 million for the three months ended June 27, 2015. Gross margin, however, increased to 55.9% for the three months ended June 30, 2016 from 53.2% in the prior year period. Gross margin from product revenue increased by 1.9 percentage points to 59.4% for the three months ended June 30, 2016 from 57.5% in the prior year period. This increase was primarily driven by higher average selling prices, a favorable sales mix shift to products with higher gross margin, and higher manufacturing costs incurred in the prior year due to manufacturing inefficiencies. Gross margin from service revenue increased by 11.1 percentage points to 43.5% for the three months ended June 30, 2016 from 32.4% for the prior year period, primarily due to the strong year-over-year warranty revenue growth.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $1.4 million, or 6.5%, to $18.7 million for the three months ended June 30, 2016 from $20.1 million for the three months ended June 27, 2015. The decrease in selling and marketing expenses was primarily driven by lower compensation expense mostly due to lower sales commissions and the timing of marketing tradeshows and advertising costs.

Worldwide sales and marketing headcount decreased by 22, or 4.0%, to 526 at June 30, 2016 from 548 at June 27, 2015. Regionally, our sales and marketing headcount decreased by 1, or 0.6%, to 179 at June 30, 2016 from 180 at June 27, 2015 in the Americas; decreased by 19, or 9.9%, to 172 at June 30, 2016 from 191 at June 27, 2015 in Europe/Africa; and decreased by 2, or 1.1%, in Asia-Pacific to 175 at June 30, 2016 from 177 at June 27, 2015. The decrease in headcount was driven, in part, by an overall reduction in workforce during 2015.

As a percentage of sales, selling and marketing expenses increased slightly to 23.9% of sales in the three months ended June 30, 2016 from 23.9% of sales in the three months ended June 27, 2015. Regionally, selling and marketing expenses were 23.3% of sales in the Americas for the three months ended June 30, 2016 compared with 20.4% of sales in the prior year period; 24.3% of sales in Europe/Africa for the three months ended June 30, 2016 compared with 29.5% of sales in the prior year period; and 24.2% of sales in Asia-Pacific for the three months ended June 30, 2016 compared with 23.6% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 12.1%, to $10.2 million, for the three months ended June 30, 2016 from $9.1 million for the three months ended June 27, 2015. The increase in general and administrative expenses was primarily driven by higher acquisition related costs, advisory and consulting fees, and higher compensation expense. General and administrative expenses were 12.9% of sales for the three months ended June 30, 2016 compared with 10.8% of sales in the prior year period.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 19.3%, to $3.3 million for the three months ended June 30, 2016 from $2.7 million for the three months ended June 27, 2015, primarily due to increased depreciation for our new ERP system and service inventory that was transferred to fixed assets.

Research and development expenses. Research and development expenses were unchanged at $7.3 million for each of the three months ended June 30, 2016 and June 27, 2015. The year-over-year increase in compensation expense on increased engineering head count and new product development projects was offset by the non-recurrence of a prior year impairment charge relating to the discontinuation of certain licensing agreements. Research and development expenses as a percentage of sales increased to 9.2% for the three months ended June 30, 2016 from 8.7% for the three months ended June 27, 2015.

Other (income) expense. Other (income) expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and June 27, 2015, respectively. Other (income) expense primarily reflected the unfavorable impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax expense. Income tax expense decreased by $0.3 million to $0.9 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 27, 2015. This decrease was primarily due to a decrease in pretax income during the second quarter of 2016. Our effective tax rate decreased to 21.3% for the three months ended June 30, 2016 compared with 22.7% in the prior year period. The decline in our effective tax rate was primarily due to a geographical mix shift in pretax income. Our effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income decreased by $0.7 million to $3.4 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 27, 2015 as a result of the factors described above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 27, 2015

Sales. Total sales increased $0.6 million, or 0.4%, to $154.3 million for the six months ended June 30, 2016 from $153.7 million for the six months ended June 27, 2015 primarily due to an increase in service revenue in all regions and year-over-year growth in our measurement and reverse engineering product sales, partially offset by weaker sales of our 3D documentation products. Total product sales declined by $3.5 million, or 2.8%, to $121.0 million for the six months ended June 30, 2016 from $124.5 million in the prior year period. This decline was primarily due to lower units sold of our 3D documentation products, partially offset by higher average selling prices in both our measurement and reverse engineering and 3D documentation product sales. Service revenue increased by $4.1 million, or 14.0%, to $33.3 million for the six months ended June 30, 2016 from $29.2 million in the prior year period primarily driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $0.9 million, decreasing sales growth by 0.6 percentage points, primarily due to the decline of the Chinese yuan renminbi and Mexican peso relative to the U.S. dollar, partially offset by the incline of the Japanese yen and the Euro relative to the U.S. dollar.

Sales in the Americas region decreased $2.6 million, or 3.6%, to $66.8 million for the six months ended June 30, 2016 from $69.4 million in the prior year period. Foreign exchange rates had a negative impact on sales of $1.0 million, decreasing sales growth by 1.4 percentage points. Product sales in the Americas region decreased by $4.4 million, or 8.0%, to $50.8 million for the six months ended June 30, 2016 from $55.2 million in the prior year, primarily driven by a decline in units sold of our 3D documentation products, partially offset by higher average selling prices in both our measurement and reverse engineering and 3D documentation products. Service revenue in the Americas region increased by $1.9 million, or 13.4%, to $16.0 million for the six months ended June 30, 2016 from $14.1 million in the prior year period, primarily due to an increase in warranty revenue.

Sales in the Europe/Africa region increased $0.7 million, or 1.5%, to $49.4 million for the six months ended June 30, 2016 from $48.7 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.3 million, decreasing sales growth by 0.7 percentage points. Total product sales in the Europe/Africa region decreased by $0.8 million, or 2.1%, to $37.8 million for the six months ended June 30, 2016 from $38.6 million in the prior year, primarily driven by a decline in units sold, partially offset by a year-over-year increase in average selling prices for both our measurement and 3D documentation products. Service revenue in the Europe/Africa region increased by $1.5 million, or 14.9%, to $11.6 million for the six months ended June 30, 2016 from $10.1 million in the prior year period, primarily due to an increase in warranty and customer service revenue.

Sales in the Asia-Pacific region increased $2.4 million, or 6.7%, to $38.0 million for the six months ended June 30, 2016 from $35.6 million in the prior year period. Foreign exchange rates had a positive impact on sales of $0.5 million, increasing sales growth by 1.4 percentage points. Total product sales in the Asia-Pacific region increased by $1.7 million, or 5.5%, to $32.3 million for the six months ended June 30, 2016 from $30.6 million in the prior year period. This increase was primarily driven by a year-over-year increase in average selling prices for both our measurement and reverse engineering and 3D documentation products and higher units sold of our measurement and reverse engineering products, partially offset by a slight decrease in units sold for our 3D documentation products. Service revenue in the Asia-Pacific region increased by $0.7 million, or 13.9%, to $5.7 million for the six months ended June 30, 2016 from $5.0 million in the prior year period, primarily due to higher warranty and customer service revenue.

Gross profit. Gross profit increased by $2.4 million, or 2.9%, to $86.6 million for the six months ended June 30, 2016 from $84.2 million for the six months ended June 27, 2015, primarily driven by a year-over-year increase in service revenue with lower service cost, partially offset by a slight increase in manufacturing costs in our measurement and reverse engineering products. Gross margin increased to 56.1% for the six months ended June 30, 2016 from 54.7% in the prior year period. Gross margin from product revenue increased by 0.9 percentage points to 59.4% for the six months ended June 30, 2016 from 58.5% in the prior year period. This increase was primarily driven by higher average selling prices and favorable sales mix shift to products with higher margins. Gross margin from service revenue increased by 5.3 percentage points to 44.2% for the six months ended June 30, 2016 from 38.9% for the prior year period, primarily due to higher warranty revenue.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $2.8 million, or 7.1%, to $36.4 million for the six months ended June 30, 2016 from $39.2 million for the six months ended June 27, 2015. The decrease in selling and marketing expenses was primarily related to cost management initiatives as well as a decrease in commission costs.

As a percentage of sales, selling and marketing expenses decreased to 23.6% of sales in the six months ended June 30, 2016 from 25.5% of sales in the six months ended June 27, 2015. Regionally, selling and marketing expenses were 22.0% of sales in the Americas for the six months ended June 30, 2016 compared with 22.9% in the prior year period; 26.6% of sales in Europe/Africa for the six months ended June 30, 2016 compared with 30.0% of sales in the prior year period; and 22.5% of sales in Asia-Pacific for the six months ended June 30, 2016 compared with 24.3% of sales in the prior year period.

General and administrative expenses. General and administrative expenses increased by $1.8 million, or 9.8%, to $20.7 million, for the six months ended June 30, 2016 from $18.9 million for the six months ended June 27, 2015. The increase in general and administrative expenses was primarily driven by higher compensation expense reflecting certain severance costs and higher stock-based compensation expense, partially offset by lower year-over-year advisory and consulting fees and acquisition related costs. General and administrative expenses were 13.4% of sales for the six months ended June 30, 2016 compared to 12.3% of sales in the prior year period.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.1 million, or 21.4%, to $6.3 million for the six months ended June 30, 2016 from $5.2 million for the six months ended June 27, 2015, primarily due to increased depreciation for our new ERP system and service inventory that was transferred to fixed assets as well as increased amortization of intangibles related to the acquisitions made during the first quarter of 2015.

Research and development expenses. Research and development expenses increased $0.7 million, or 5.4%, to $14.3 million for the six months ended June 30, 2016 from $13.6 million for the six months ended June 27, 2015. This increase was mainly due to higher project material costs and higher compensation expense on increased engineering headcount in connection with our initiative to accelerate new product development and introductions. Research and development expenses as a percentage of sales increased to 9.3% for the six months ended June 30, 2016 from 8.9% for the six months ended June 27, 2015.

Other (income) expense. Other (income) expense decreased by $0.4 million to $0.9 million of expense for the six months ended June 30, 2016 from $1.3 million for the six months ended June 27, 2015. The decrease in other (income) expense was mostly a result of the favorable impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies.

Income tax expense. Income tax expense increased by $0.4 million to $1.5 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 27, 2015, primarily due to higher pre-tax income. Our effective tax rate decreased to 18.4% for the six months ended June 30, 2016 compared with 18.9% in the prior year period, primarily due to a geographical mix shift in pretax income. In addition, our effective tax rate continued to be lower than the statutory tax rate in the United States, primarily as a result of our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

Net income. Net income increased by $1.7 million to $6.5 million for the six months ended June 30, 2016 from $4.8 million for the six months ended June 27, 2015 as a result of the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $26.1 million to $133.5 million at June 30, 2016 from $107.4 million at December 31, 2015. The increase was primarily driven by strong cash flow from operations reflecting the decline in our accounts receivable balance.

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $27.7 million during the six months ended June 30, 2016 compared to cash used in operations of $1.6 million during the six months ended June 27, 2015. The increase was mainly due to lower inventory spending, higher net income, increase in accounts payable and accrued liabilities, and higher collection of account receivables during the six months ended June 30, 2016 compared with the six months ended June 27, 2015.

Cash flows used in investing activities during the six months ended June 30, 2016 and June 27, 2015 were $3.3 million and $19.3 million, respectively. The decrease was primarily due to $12.0 million in cash paid as consideration for the two acquisitions completed during the six months ended June 27, 2015 and lower capital expenditures during the six months ended June 30, 2016.

Cash flows provided by financing activities during the six months ended June 30, 2016 and June 27, 2015 were $0.6 million and $2.5 million, respectively. The decrease was primarily due to a decrease in proceeds from the issuance of stock in connection with the exercise of stock options.

Of our cash and cash equivalents, $87.3 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the six month period ended June 30, 2016 under this program. As of June 30, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.

We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.

We have no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2016, we had $37.3 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2016, we also had 23.9 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition

Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer, and the earnings process is complete. Revenue related to our measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as we consider the earnings process complete as of the shipping date. Fees billed to customers associated with the distribution of products are classified as revenue. We warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. We separately sell extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”). We generally establish vendor-specific objective evidence (“VSOE”) of fair value for this PCS component based on our maintenance renewal rate. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenues are presented net of sales-related taxes.

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

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcome of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.

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

Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is not less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the six months ended June 30, 2016 or the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2016, 60% of our revenue was invoiced, and a significant portion of our operating expenses paid, in foreign currencies, as well as 56% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2015 or the six months ended June 30, 2016.

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

At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 29, 2016, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the review of certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. We have also conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our principal financial officer concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of June 30, 2016, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

Except for the continued implementation of the remediation measures described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of June 30, 2016, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the six month period ended June 30, 2016 under this program. As of June 30, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Amended and Restated Employment Agreement between FARO Technologies, Inc. and Kathleen J. Hall, dated as of April 27, 2016 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 29, 2016, and incorporated herein by reference)*

10.2	Employment Agreement between FARO Technologies, Inc. and Joseph Arezone, dated as of April 27, 2016 (Filed as Exhibit 10.2 to our Current Report on Form 8-K, filed April 29, 2016, and incorporated herein by reference)*

10.3	Amended and Restated Employment Agreement between FARO Technologies, Inc. and Jody S. Gale, dated as of April 27, 2016 (Filed as Exhibit 10.3 to our Current Report on Form 8-K, filed April 29, 2016, and incorporated herein by reference)*

10.4	Restricted Stock Unit Award Agreement under the 2014 Incentive Plan*

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 2, 2016	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Vice President of Finance & Investor Relations
(Duly Authorized Officer and Principal Financial Officer)