Form 10-Q
period 2016-09-30
FARO TECHNOLOGIES INC
filed 2016-11-03
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,674,374 shares of the registrant’s common stock outstanding as of October 31, 2016.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2016
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Condensed Consolidated Balance Sheets As of September 30, 2016 (Unaudited) and December 31, 2015	3

b)	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2016 and September 26, 2015	4

c)	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Three and Nine Months Ended September 30, 2016 and September 26, 2015	5

d)	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2016 and September 26, 2015	6

e)	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$121,349	$107,356
Short-term investments	31,957	42,994
Accounts receivable, net	57,431	69,918
Inventories, net	55,206	45,571
Deferred income tax assets, net	8,619	7,792
Prepaid expenses and other current assets	20,426	18,527
Total current assets	294,988	292,158
Property and equipment:
Machinery and equipment	57,197	54,124
Furniture and fixtures	6,291	5,945
Leasehold improvements	18,942	18,471
Property and equipment, at cost	82,430	78,540
Less: accumulated depreciation and amortization	(49,671)	(42,594)
Property and equipment, net	32,759	35,946
Goodwill	41,721	26,371
Intangible assets, net	21,967	15,985
Service and sales demonstration inventory, net	33,661	33,709
Deferred income tax assets, net	4,535	4,050
Other long term assets	971	967
Total assets	$430,602	$409,186
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,507	$11,345
Accrued liabilities	24,325	22,574
Current portion of unearned service revenues	27,212	26,114
Customer deposits	2,763	2,998
Total current liabilities	65,807	63,031
Unearned service revenues - less current portion	15,600	15,025
Deferred income tax liabilities	1,163	686
Other long-term liabilities	2,430	2,800
Total liabilities	85,000	81,542
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,163,850 and 18,077,594 issued; 16,674,374 and 16,588,118 outstanding, respectively	18	18
Additional paid-in capital	211,227	206,996
Retained earnings	179,891	172,329
Accumulated other comprehensive loss	(13,696)	(19,861)
Common stock in treasury, at cost - 1,489,476 shares	(31,838)	(31,838)
Total shareholders’ equity	345,602	327,644
Total liabilities and shareholders’ equity	$430,602	$409,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
SALES
Product	$61,280	$57,803	$182,232	$182,284
Service	18,320	14,704	51,654	43,937
Total sales	79,600	72,507	233,886	226,221
COST OF SALES
Product	25,870	28,943	74,933	80,652
Service	11,051	8,693	29,665	26,541
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	36,921	37,636	104,598	107,193
GROSS PROFIT	42,679	34,871	129,288	119,028
OPERATING EXPENSES:
Selling and marketing	19,729	18,944	56,101	58,112
General and administrative	10,775	8,239	31,483	27,106
Depreciation and amortization	3,381	2,790	9,733	8,022
Research and development	7,953	5,820	22,303	19,430
Total operating expenses	41,838	35,793	119,620	112,670
INCOME (LOSS) FROM OPERATIONS	841	(922)	9,668	6,358
OTHER (INCOME) EXPENSE
Interest (income) expense, net	(21)	7	(119)	(36)
Other (income) expense, net	(167)	131	824	1,521
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	1,029	(1,060)	8,963	4,873
INCOME TAX (BENEFIT) EXPENSE	(61)	(176)	1,401	945
NET INCOME (LOSS)	$1,090	$(884)	$7,562	$3,928
NET INCOME (LOSS) PER SHARE - BASIC	$0.07	$(0.05)	$0.45	$0.23
NET INCOME (LOSS) PER SHARE - DILUTED	$0.07	$(0.05)	$0.45	$0.22
Weighted average shares - Basic	16,674,176	17,395,824	16,647,662	17,372,562
Weighted average shares - Diluted	16,701,617	17,395,824	16,669,550	17,496,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net income (loss)	$1,090	$(884)	$7,562	$3,928
Currency translation adjustments, net of income tax	1,339	(3,475)	6,165	(8,062)
Comprehensive income (loss)	$2,429	$(4,359)	$13,727	$(4,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2016	September 26, 2015
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income	$7,562	$3,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,733	8,022
Compensation for stock options and restricted stock units	4,068	3,791
Provision for bad debts	727	462
Loss on disposal of assets	814	877
Write-down of inventories	2,937	9,560
Deferred income tax (benefit) expense	(734)	556
Income tax benefit from exercise of stock options	(354)	(292)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	12,850	17,205
Inventories	(8,689)	(21,693)
Prepaid expenses and other current assets	(995)	(5,740)
(Decrease) increase in:
Accounts payable and accrued liabilities	1,128	(8,779)
Customer deposits	(1,155)	(473)
Unearned service revenues	559	467
Net cash provided by operating activities	28,451	7,891
INVESTING ACTIVITIES:
Proceeds from sale of investments	11,000	—
Purchases of property and equipment	(5,272)	(8,462)
Payments for intangible assets	(1,440)	(1,751)
Acquisition of business, net of cash received	(20,911)	(12,066)
Net cash used in investing activities	(16,623)	(22,279)
FINANCING ACTIVITIES:
Payments on capital leases	(6)	(6)
Payment of contingent consideration for acquisitions	(434)	—
Income tax benefit from exercise of stock options	354	292
Proceeds from issuance of stock, net	519	2,286
Net cash provided by financing activities	433	2,572
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,732	(1,498)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,993	(13,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,356	109,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,349	$95,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser TrackerTM, FARO Cobalt Array Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety forensics and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – Construction Building Information Modeling/Construction Information Management ("construction BIM/CIM") and public safety forensics.
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
NOTE 3 – BASIS OF PRESENTATION
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any future interim period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying December 31, 2015 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.
Prior to January 1, 2016, we used a 4-4-5 fiscal quarter end for interim financial reporting. Effective January 1, 2016, we transitioned to calendar quarters for interim financial reporting. As such, September 30, 2016 is the end of our third quarter of fiscal year 2016 instead of October 1, 2016. We believe this change had minimal impact on the presentation of the comparative periods in this Quarterly Report on Form 10-Q and will not impact the presentation of our future annual consolidated financial statements in our Annual Report on Form 10-K.
NOTE 4 – RECLASSIFICATIONS
During the third quarter of 2016, we reclassified certain service costs that were previously classified as product costs. This reclassification did not have a material impact on either the current or prior year periods. As such, the prior year amounts have not been reclassified in our condensed consolidated financial statements.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU and subsequently issued amendments to the revenue recognition accounting guidance are effective for us on January 1, 2018 and permit the use of either the retrospective or cumulative effective transition method. We have not yet selected a transition method nor have we determined the effect of the revenue recognition accounting guidance on our ongoing financial reporting.
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
We did not grant performance-based stock options and restricted stock units to our employees during the nine months ended September 30, 2016. Instead, our annual grant in March 2016 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution over the last year. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The stock options vest in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.
In May 2016, we granted an aggregate of 18,615 restricted stock units to certain non-executive key employees as a retention incentive in recognition of the significant efforts required from such employees to assist us in executing our initiatives in 2016 to reorganize our business around certain vertical markets, modernize our sales process to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve effectiveness. These restricted stock unit awards vest in full on the three-year anniversary of the grant date. The fair value of these restricted stock units is determined by using the current market price of our common stock on the grant date.
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the nine months ended September 30, 2016 and September 26, 2015 and valued using the Black-Scholes option valuation model was $12.42 and $16.33 per option, respectively. For stock options granted during the nine months ended September 30, 2016 and September 26, 2015 valued using the Black-Scholes option valuation model, we used the following assumptions:

Nine Months Ended
	September 30, 2016	September 26, 2015
Risk-free interest rate	1.06% - 1.21%	0.80% - 1.09%
Expected dividend yield	—%	—%
Expected option life	4 years	3 years
Expected volatility	46.7% - 47.0%	42.3% - 48.5%
Weighted-average expected volatility	46.7%	43.1%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.
There were no market condition awards granted during the nine months ended September 30, 2016 and, as such, the Monte Carlo Simulation valuation model was not used to determine the fair value of the stock options and restricted stock units granted in the first, second or third quarter of 2016. In 2015, we granted performance-based stock options and restricted stock units which included the presence of a market condition and were valued using the Monte Carlo Simulation model. This valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during the nine months ended September 26, 2015 and valued under the Monte Carlo Simulation model were as follows:

	Nine Months Ended
	September 30, 2016	September 26, 2015
Risk-free interest rate	—%	0.95% - 1.48%
Expected dividend yield	—%	—%
Expected option life	—	4 years
Expected volatility	—%	44.5%
Weighted-average expected volatility	—%	44.5%
A summary of stock option activity and weighted-average exercise prices during the nine months ended September 30, 2016 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2016
Outstanding at January 1, 2016	1,178,585	$48.14
Granted	194,740	33.17
Forfeited	(192,304)	45.59
Exercised	(105,207)	17.66
Unearned performance-based options	(23,328)	59.97
Outstanding at September 30, 2016	1,052,486	$48.61	4.6	$1,070,788
Options exercisable at September 30, 2016	816,776	$50.64	2.3	$258,330
The total intrinsic value of stock options exercised during the three months ended September 30, 2016 and September 26, 2015 was $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2016 and September 26, 2015, the total intrinsic value of stock options exercised was $1.7 million in each period. The fair value of stock options vested during both the three months ended September 30, 2016 and September 26, 2015 was $0.1 million. The fair value of stock options vested during the nine months ended September 30, 2016 and September 26, 2015 was $3.5 million and $3.9 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	15,916	$43.47
Granted	160,228	33.20
Forfeited	(8,212)	33.05
Vested	(13,247)	42.79
Unearned performance-based awards	(677)	53.74
Non-vested at September 30, 2016	154,008	$33.40
We recorded total stock-based compensation expense of $1.4 million and $1.3 million for the three months ended September 30, 2016 and September 26, 2015, respectively, and $4.1 million and $3.8 million for the nine months ended September 30, 2016 and September 26, 2015, respectively.
As of September 30, 2016, there was $8.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.0 years.

NOTE 7 – CASH AND CASH EQUIVALENTS
We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.
NOTE 8 – SHORT TERM INVESTMENTS
Short-term investments at September 30, 2016 consisted of U.S Treasury Bills totaling $32.0 million that mature through March 16, 2017.  Short-term investments at December 31, 2015 consisted of U.S. Treasury Bills totaling $43.0 million that matured through April 14, 2016. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at September 30, 2016 and December 31, 2015 were classed as Level 1 as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14, Fair Value of Financial Instruments.
NOTE 9 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2016	As of December 31, 2015
Accounts receivable	$59,162	$71,335
Allowance for doubtful accounts	(1,731)	(1,417)
Total	$57,431	$69,918
NOTE 10 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. We expect sales demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and to be sold within twelve months at prices that may produce reduced gross margins. Sales demonstration inventory is classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.
Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset.
Inventories consist of the following:

	As of September 30, 2016	As of December 31, 2015
Raw materials	$34,508	$28,190
Finished goods	20,698	17,381
Inventories, net	$55,206	$45,571
Service and demonstration inventory, net	$33,661	$33,709

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. In 2015, we granted performance-based stock options and restricted stock units. These performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (a) are satisfied as of the end of the reporting period or (b) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. For the three and nine months ended September 30, 2016 there were approximately 1,002,856 and 1,042,366, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based awards, which were excluded from the dilutive calculations. The effect of 1,199,397 and 797,844 additional shares were not included in the dilutive calculations for the three and nine months ended September 26, 2015, respectively.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	September 30, 2016		September 26, 2015
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,674,176	$0.07	17,395,824	$(0.05)
Effect of dilutive securities	27,441	—	—	—
Diluted EPS	16,701,617	$0.07	17,395,824	$(0.05)
	Nine Months Ended
	September 30, 2016		September 26, 2015
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,647,662	$0.45	17,372,562	$0.23
Effect of dilutive securities	21,888	—	123,628	(0.01)
Diluted EPS	16,669,550	$0.45	17,496,190	$0.22
NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2016	As of December 31, 2015
Accrued compensation and benefits	$13,041	$12,798
Accrued warranties	2,676	2,309
Professional and legal fees	1,848	2,014
Taxes other than income	1,829	2,160
Other accrued liabilities	4,931	3,293
	$24,325	$22,574
Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2016	September 26, 2015
Balance, beginning of period	$2,309	$2,719
Provision for warranty expense	2,292	2,394
Fulfillment of warranty obligations	(1,925)	(2,909)
Balance, end of period	$2,676	$2,204
NOTE 13 – INCOME TAXES

For the three months ended September 30, 2016, we recorded income tax benefit of $0.1 million compared with $0.2 million for the three months ended September 26, 2015. Our effective tax rate was a 5.9% benefit for the three months ended September 30, 2016 compared with a 16.6% benefit in the prior year period. This decrease of $0.1 million in income tax benefit and the change in our effective rate was due to the increase in pretax income during the third quarter of 2016 compared with a pretax loss in the same period of 2015 and the geographical mix shift in pretax income expected for the full year 2016.  Income tax expense increased by $0.5 million to $1.4 million for the nine months ended September 30, 2016 from $0.9 million for the nine months ended September 26, 2015. Our effective tax rate decreased by 3.8 percentage points to 15.6% for the nine months ended September 30, 2016 from 19.4% for the same prior year period. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$31,957	$—	$—
Total	$31,957	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,322
Total	$—	$—	$2,322
	As of December 31, 2015
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,994	$—	$—
Total	$42,994	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,695
Total	$—	$—	$2,695

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The undiscounted maximum payment under the arrangements was $7.9 million, based on future revenues, gross profits and certain milestones. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses not observable in the market, and thus represents a Level 3 measure. For the three and nine months ended September 30, 2016, we paid $0.3 million and $0.4 million, respectively, as part of these arrangements. The remaining change in the fair value of the contingent consideration from December 31, 2015 to September 30, 2016 is related to changes in foreign currency.
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
The following table presents information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Americas Region
Net sales to external customers	$37,032	$33,666	$103,875	$103,024
Depreciation and amortization	1,719	1,726	5,222	4,865
Operating (loss) income	(1,064)	628	(1,353)	(429)
Long-lived assets	67,879	48,672	67,879	48,672
Capital expenditures	1,199	1,377	1,984	5,412
Total assets	204,894	222,787	204,894	222,787
Europe/Africa Region
Net sales to external customers	$23,114	$22,460	$72,540	$71,170
Depreciation and amortization	1,222	756	3,280	2,161
Operating loss	(2,143)	(5,065)	(1,201)	(5,432)
Long-lived assets	25,857	25,232	25,857	25,232
Capital expenditures	1,338	817	2,760	2,489
Total assets	136,913	126,338	136,913	126,338
Asia-Pacific Region
Net sales to external customers	$19,454	$16,381	$57,471	$52,027
Depreciation and amortization	440	308	1,231	996
Operating income	4,048	3,515	12,222	12,219
Long-lived assets	2,711	2,603	2,711	2,603
Capital expenditures	155	195	528	561
Total assets	88,795	73,931	88,795	73,931
Totals
Net sales to external customers	$79,600	$72,507	$233,886	$226,221
Depreciation and amortization	3,381	2,790	9,733	8,022
Operating income (loss)	841	(922)	9,668	6,358
Long-lived assets	96,447	76,507	96,447	76,507
Capital expenditures	2,692	2,389	5,272	8,462
Total assets	430,602	423,056	430,602	423,056

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
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2016, we had approximately $32.6 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 30, 2016, we also had $30.3 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.
NOTE 17 – BUSINESS COMBINATIONS
In August 2016, we acquired Laser Projection Technologies, Inc. (“LPT”) for a purchase price, net of cash acquired, of $17.1 million, paid with cash on hand, subject to certain additional post-closing adjustments. LPT, located in Londonderry, New Hampshire, specializes in laser projection and measurement systems used throughout manufacturing environments around the globe to maximize productivity and efficiency. The acquisition enhances our portfolio of 3D measurement solutions and supports our long-term strategy to expand our presence in key markets, which complement our existing product lines.
In July 2016, we acquired BuildIT Software & Solutions Ltd. (“BuildIT”) for a purchase price, net of cash acquired, of $3.8 million, paid with cash on hand, subject to certain additional post-closing adjustments. BuildIT, a software solutions business located in Montreal, Canada, specializes in process-configurable 3D metrology software solutions with hardware agnostic interfaces. The addition of BuildIT enhances our metrology portfolio, providing customers greater software options to use in a variety of applications to reduce inspection and assembly times and increase productivity.
The acquisitions of BuildIT and LPT constitute business combinations as defined by the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The following preliminary purchase price allocations are based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provided a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that may result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates.
Following is a summary of our preliminary allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	BuildIT	LPT
Accounts receivable	$237	$54
Inventory	—	322
Other assets	36	248
Deferred income tax assets	—	1,112
Intangible assets (1)	1,381	5,224
Goodwill (2)	3,042	11,922
Accounts payable and accrued liabilities	(95)	(697)
Other liabilities	(485)	(1,086)
Deferred income tax liability	(304)	—

Total purchase price, net of cash acquired	$3,812	$17,099

(1)	Intangible assets acquired with BuildIT and LPT will be amortized over their weighted-average lives of about 7 to 10 years.

(2)
The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill value is not expected to be tax deductible.

Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.7 million in acquisition and integration costs for the BuildIT and LPT acquisitions.
Pro forma results of operations for BuildIT and LPT have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

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
Overview
We design, develop, manufacture, market and support software driven, three-dimensional (3D) measurement, imaging and realization systems. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage, FARO Laser TrackerTM, FARO Cobalt Array Imager, and their companion CAM2® software, provide for Computer-Aided Design, or CAD, based inspection and/or factory-level statistical process control and high-density surveying. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD software to improve productivity, enhance product quality and decrease rework and scrap in the manufacturing process. Our FARO Focus3D and FARO Freestyle3D laser scanners, and their companion SCENE, FARO public safety forensics and FARO 3D software, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications, including in two of our key vertical markets – construction BIM/CIM and public safety forensics.
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
We operate in international markets throughout the world and maintain sales offices in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, the United States, and Vietnam. We manage and report our global sales in three regions: the Americas, Europe/Africa and Asia-Pacific.
We manufacture our FaroArm®, FARO Laser ScanArm®, FARO Gage, and FARO Laser TrackerTM products in our manufacturing facility located in Switzerland for customer orders from the Europe/Africa region, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3D products in our facilities located in Germany and Switzerland. We manufacture our FARO Cobalt Array Imager in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2016.
Total sales by region for the three months and nine months ended September 30, 2016 and September 26, 2015 were as follows (in thousands):

	Three Months Ended
	September 30, 2016	% of Total	September 26, 2015	% of Total
Americas	$37,032	47%	$33,666	46%
Europe/Africa	23,114	29%	22,460	31%
Asia-Pacific	19,454	24%	16,381	23%
Total sales	$79,600		$72,507
	Nine Months Ended
	September 30, 2016	% of Total	September 26, 2015	% of Total
Americas	$103,875	44%	$103,024	46%
Europe/Africa	72,540	31%	71,170	31%
Asia-Pacific	57,471	25%	52,027	23%
Total sales	$233,886		$226,221
New order bookings by region for the three months and nine months ended September 30, 2016 and September 26, 2015, were as follows (in thousands):

	Three Months Ended
	September 30, 2016	September 26, 2015	% Change
Americas	$38,337	$34,487	11%
Europe/Africa	21,109	22,317	(5)%
Asia-Pacific	20,397	15,467	32%
Total new orders	$79,843	$72,271	10%
	Nine Months Ended
	September 30, 2016	September 26, 2015	% Change
Americas	$104,003	$103,567	—%
Europe/Africa	71,175	70,504	1%
Asia-Pacific	59,726	51,080	17%
Total new orders	$234,904	$225,151	4%
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options (see Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Exposure). However, we have not used such instruments in the past, and none were utilized during the year ended December 31, 2015 or the nine months ended September 30, 2016.
Over the past decade, we have continued to achieve profitability on an annual basis, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year. Historically, our sales and earnings have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

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
Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 26, 2015
Sales. Total sales increased $7.1 million, or 9.8%, to $79.6 million for the three months ended September 30, 2016 from $72.5 million for the three months ended September 26, 2015. Our sales increase was primarily driven by a significant increase in product sales within the Asia region, a modest product sales growth in the Americas region, and a strong global growth in service revenue, partially offset by a product sales decline in Europe/Africa. Total product sales increased by $3.5 million, or 6.0%, to $61.3 million for the three months ended September 30, 2016 from $57.8 million in the third quarter of 2015. Our product sales increase reflected a strong sales performance within the Asia and Americas regions in certain measurement and reverse engineering and 3D documentation products, partially offset by lower average selling prices. Service revenue increased by $3.6 million, or 24.6%, to $18.3 million for the three months ended September 30, 2016 from $14.7 million in the third quarter of 2015, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a slightly positive impact on sales of $0.5 million, increasing sales growth by 0.7 percentage points, primarily due to the appreciation of the Japanese yen relative to the U.S. dollar.
Sales in the Americas region increased $3.3 million, or 10.0%, to $37.0 million for the three months ended September 30, 2016 from $33.7 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.1 million, decreasing sales growth by 0.4 percentage points. Product sales in the Americas region increased by $1.8 million, or 6.8%, to $28.5 million for the three months ended September 30, 2016 from $26.7 million in the prior year period, primarily reflecting strong unit sales performance of our 3D documentation products in the third quarter of 2016. Service revenue in the Americas region increased by $1.5 million, or 22.1%, to $8.5 million for the three months ended September 30, 2016 from $7.0 million in the prior year period, primarily due to an increase in warranty and customer service revenue.
Sales in the Europe/Africa region increased $0.7 million, or 2.9%, to $23.1 million for the three months ended September 30, 2016 from $22.4 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.5 million, decreasing sales growth by 2.2 percentage points. Total product sales in the Europe/Africa region decreased by $0.6 million, or 3.9%, to $16.8 million for the three months ended September 30, 2016 from $17.4 million in the prior year period, mainly reflecting lower average selling prices. Service revenue in the Europe/Africa region increased by $1.3 million, or 26.9%, to $6.3 million for the three months ended September 30, 2016 from $5.0 million in the prior year period, primarily due to an increase in warranty and customer service revenue.
Sales in the Asia-Pacific region increased $3.1 million, or 18.8%, to $19.5 million for the three months ended September 30, 2016 from $16.4 million in the prior year period. Foreign exchange rates had a positive impact on sales of $1.1 million, increasing sales growth by 6.7 percentage points primarily due to the appreciation of the Japanese yen. Total product sales in the Asia-Pacific region increased by $2.3 million, or 17.2%, to $16.0 million for the three months ended September 30, 2016 from $13.7 million in the prior year period. This increase was primarily driven by a strong year-over-year increase in Japan predominantly due to increased sales of our measurement and reverse engineering products. Service revenue in the Asia-Pacific region increased by $0.8 million, or 26.7%, to $3.5 million for the three months ended September 30, 2016 from $2.7 million in the prior year period, primarily due to an increase in warranty and customer service revenue.
Gross profit. Gross profit increased by $7.8 million, or 22.4%, to $42.7 million for the three months ended September 30, 2016 from $34.9 million for the three months ended September 26, 2015. Gross margin increased to 53.6% for the three months ended September 30, 2016 from 48.1% in the prior year period. Gross margin from product revenue increased by 7.9 percentage points to 57.8% for the three months ended September 30, 2016 from 49.9% in the prior year period. This increase was primarily due to a $7.9 million write-down of inventory recorded in the third quarter of 2015 compared with $1.5 million recorded in the third quarter of 2016, partially offset by lower average selling prices reflecting an increase in sales of service and demonstration inventory which typically produce lower margins. Gross margin from service revenue decreased by 1.2 percentage points to 39.7% for the three months ended September 30, 2016 from 40.9% for the prior year period, primarily due to higher service material costs related to a reclassification of certain service costs that were previously classified as product costs during the third quarter of 2016.

Selling and Marketing Expenses. Selling and marketing expenses increased by $0.7 million, or 4.1%, to $19.7 million for the three months ended September 30, 2016 from $19.0 million for the three months ended September 26, 2015. The increase in selling and marketing expenses was primarily driven by higher compensation expense due to an increase in headcount along with an increase in recruiting and relocation related expenses.
Worldwide sales and marketing headcount increased by 15, or 2.7%, to 565 at September 30, 2016 from 550 at September 26, 2015. Regionally, our sales and marketing headcount increased by 17, or 9.1%, to 203 at September 30, 2016 from 186 at September 26, 2015 in the Americas; decreased by 14, or 7.5%, to 173 at September 30, 2016 from 187 at September 26, 2015 in Europe/Africa; and increased by 12, or 6.8%, in Asia-Pacific to 189 at September 30, 2016 from 177 at September 26, 2015. The increase in headcount includes our recent acquisitions as well as our commitment to support our expected long-term sales growth.
As a percentage of sales, selling and marketing expenses decreased to 24.8% of sales in the three months ended September 30, 2016 from 26.1% of sales in the three months ended September 26, 2015. Regionally, selling and marketing expenses were 24.0% of sales in the Americas for the three months ended September 30, 2016 compared with 22.4% of sales in the prior year period; 25.3% of sales in Europe/Africa for the three months ended September 30, 2016 compared with 31.9% of sales in the prior year period; and 25.6% of sales in Asia-Pacific for the three months ended September 30, 2016 compared with 25.8% of sales in the prior year period.
General and administrative expenses. General and administrative expenses increased by $2.6 million, or 30.8%, to $10.8 million, for the three months ended September 30, 2016 from $8.2 million for the three months ended September 26, 2015. The increase in general and administrative expenses was primarily driven by higher compensation expense due to higher accruals related to incentive compensation as well as an increase in headcount. Furthermore, general and administrative expenses have increased due to higher acquisition related costs as well as advisory fees, partially offset by a decrease in consulting fees mostly related to the implementation of our ERP system in the prior year period. General and administrative expenses were 13.5% of sales for the three months ended September 30, 2016 compared with 11.4% of sales in the prior year period.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 21.2%, to $3.4 million for the three months ended September 30, 2016 from $2.8 million for the three months ended September 26, 2015, primarily due to year-over-year increases in depreciation for our new ERP system, service inventory that was transferred to fixed assets, and amortization of intangibles related to acquisitions.
Research and development expenses. Research and development expenses increased by $2.2 million, or 36.7%, to $8.0 million for the three months ended September 30, 2016 from $5.8 million for the three months ended September 26, 2015. The year-over-year increase was primarily due to higher compensation expense resulting from increased headcount and higher incentive compensation in connection with our initiative to accelerate new product development and introductions, in addition to the write-off of certain patent assets. Research and development expenses as a percentage of sales increased to 10.0% for the three months ended September 30, 2016 from 8.0% for the three months ended September 26, 2015.
Other (income) expense. For the three months ended September 30, 2016, Other (income) was $0.2 million compared to Other expense of $0.1 million for the three months ended September 26, 2015. Other (income) expense primarily reflected the favorable impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies.
Income tax benefit. Income tax benefit was $0.1 million for the three months ended September 30, 2016 compared with $0.2 million for the three months ended September 26, 2015. Our effective tax rate was a 5.9% benefit for the three months ended September 30, 2016 compared with a 16.6% benefit in the prior year period. The decrease of $0.1 million in income tax benefit and change in our effective rate was due to the increase in pretax income during the third quarter of 2016 compared with a pretax loss in the same period of 2015 and the geographical mix shift in pretax income expected for the full year 2016. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.
Net income (loss). Net income (loss) increased by $2.0 million to net income of $1.1 million for the three months ended September 30, 2016 from a net loss of $0.9 million for the three months ended September 26, 2015 as a result of the factors described above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 26, 2015
Sales. Total sales increased $7.7 million, or 3.4%, to $233.9 million for the nine months ended September 30, 2016 from $226.2 million for the nine months ended September 26, 2015 primarily due to an increase in service revenue and year-over-year growth in our measurement and reverse engineering product sales in all regions, partially offset by weaker sales of our 3D documentation products in the Americas and Europe/Africa regions. Total product sales were about even at $182.2 million for the nine months ended September 30, 2016, compared with $182.3 million for the prior year period. This was primarily due to lower units sold of our 3D documentation products, partially offset by higher average selling prices in both our measurement and reverse engineering and 3D documentation product sales. Service revenue increased by $7.8 million, or 17.6%, to $51.7 million for the nine months ended September 30, 2016 from $43.9 million in the prior year period primarily driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $0.3 million, decreasing sales growth by 0.1 percentage points, primarily due to the decline of the Chinese yuan renminbi, British pound and Mexican peso relative to the U.S. dollar, partially offset by the appreciation of the Japanese yen and the Euro relative to the U.S. dollar.
Sales in the Americas region increased $0.9 million, or 0.8%, to $103.9 million for the nine months ended September 30, 2016 from $103.0 million in the prior year period. Foreign exchange rates had a negative impact on sales of $1.1 million, decreasing sales growth by 1.1 percentage points. Product sales in the Americas region decreased by $2.6 million, or 3.2%, to $79.3 million for the nine months ended September 30, 2016 from $81.9 million in the prior year period, primarily driven by a decline in units sold of our 3D documentation products, partially offset by higher unit sales in our measurement and reverse engineering products and higher average prices for our 3D documentation products. Service revenue in the Americas region increased by $3.5 million, or 16.3%, to $24.6 million for the nine months ended September 30, 2016 from $21.1 million in the prior year period, primarily due to an increase in warranty revenue.
Sales in the Europe/Africa region increased $1.3 million, or 1.9%, to $72.5 million for the nine months ended September 30, 2016 from $71.2 million in the prior year period. Foreign exchange rates had a negative impact on sales of $0.8 million, decreasing sales growth by 1.2 percentage points. Total product sales in the Europe/Africa region decreased by $1.5 million, or 2.6%, to $54.6 million for the nine months ended September 30, 2016 from $56.1 million in the prior year period, primarily driven by a decline in units sold for both our measurement and reverse engineering and 3D documentation products, partially offset by a year-over-year increase in average selling prices in our measurement and reverse engineering products. Service revenue in the Europe/Africa region increased by $2.8 million, or 18.9%, to $17.9 million for the nine months ended September 30, 2016 from $15.1 million in the prior year period, primarily due to an increase in warranty and customer service revenue.
Sales in the Asia-Pacific region increased $5.5 million, or 10.5%, to $57.5 million for the nine months ended September 30, 2016 from $52.0 million in the prior year period. Foreign exchange rates had a positive impact on sales of $1.6 million, increasing sales growth by 3.1 percentage points. Total product sales in the Asia-Pacific region increased by $4.0 million, or 9.1%, to $48.3 million for the nine months ended September 30, 2016 from $44.3 million in the prior year period. This increase was primarily driven by a year-over-year increase in average selling prices for both our measurement and reverse engineering and 3D documentation products and higher units sold of our measurement and reverse engineering products, partially offset by a slight decrease in units sold for our 3D documentation products. Service revenue in the Asia-Pacific region increased by $1.5 million, or 18.4%, to $9.2 million for the nine months ended September 30, 2016 from $7.7 million in the prior year period, primarily due to higher warranty and customer service revenue.
Gross profit. Gross profit increased by $10.3 million, or 8.6%, to $129.3 million for the nine months ended September 30, 2016 from $119.0 million for the nine months ended September 26, 2015, primarily driven by a year-over-year increase in service revenue and a $7.9 million inventory write-off recorded in the third quarter of 2015, compared with $1.5 million recorded in the third quarter of 2016. Gross margin increased to 55.3% for the nine months ended September 30, 2016 from 52.6% in the prior year period. Gross margin from product revenue increased by 3.1 percentage points to 58.9% for the nine months ended September 30, 2016 from 55.8% in the prior year period. This increase was primarily driven by higher average selling prices and favorable sales mix shift to products with higher margins. Gross margin from service revenue increased by 3.0 percentage points to 42.6% for the nine months ended September 30, 2016 from 39.6% for the prior year period, primarily due to higher warranty and customer service revenue, partially offset by higher service material costs related to a reclassification of certain service costs that were previously classified as product costs during the third quarter of 2016.
Selling and Marketing Expenses. Selling and marketing expenses decreased by $2.0 million, or 3.5%, to $56.1 million for the nine months ended September 30, 2016 from $58.1 million for the nine months ended September 26, 2015. The decrease in selling and marketing expenses was primarily related to not holding our annual sales meeting, previously held in January, in

2016, as well as a decrease in commission costs resulting from a change in our commission structure to higher fixed based salaries and lower commission percentages, which was implemented during 2016.
As a percentage of sales, selling and marketing expenses decreased to 24.0% of sales in the nine months ended September 30, 2016 from 25.7% of sales in the nine months ended September 26, 2015. Regionally, selling and marketing expenses were 22.7% of sales in the Americas for the nine months ended September 30, 2016 compared with 22.8% in the prior year period; 26.2% of sales in Europe/Africa for the nine months ended September 30, 2016 compared with 30.6% of sales in the prior year period; and 23.5% of sales in Asia-Pacific for the nine months ended September 30, 2016 compared with 24.8% of sales in the prior year period.
General and administrative expenses. General and administrative expenses increased by $4.4 million, or 16.1%, to $31.5 million, for the nine months ended September 30, 2016 from $27.1 million for the nine months ended September 26, 2015. The increase in general and administrative expenses was primarily driven by higher compensation expense due to higher headcount, incentive compensation, recruiting costs and certain severance costs, partially offset by lower year-over-year consulting fees. General and administrative expenses were 13.5% of sales for the nine months ended September 30, 2016 compared to 12.0% of sales in the prior year period.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.7 million, or 21.3%, to $9.7 million for the nine months ended September 30, 2016 from $8.0 million for the nine months ended September 26, 2015, primarily due to increased depreciation for our new ERP system and service inventory that was transferred to fixed assets as well as increased amortization of intangibles related to the acquisitions.
Research and development expenses. Research and development expenses increased $2.9 million, or 14.8%, to $22.3 million for the nine months ended September 30, 2016 from $19.4 million for the nine months ended September 26, 2015. This increase was mainly due to higher project material costs and higher compensation expense on increased engineering headcount in connection with our initiative to accelerate new product development and introductions and an increase in incentive compensation. Research and development expenses as a percentage of sales increased to 9.5% for the nine months ended September 30, 2016 from 8.6% for the nine months ended September 26, 2015.
Other (income) expense. Other expense decreased by $0.8 million to $0.7 million for the nine months ended September 30, 2016 compared to $1.5 million for the nine months ended September 26, 2015. The decrease in other expense was primarily due to the favorable impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies.
Income tax expense. Income tax expense was $1.4 million for the nine months ended September 30, 2016 compared with $0.9 million for the nine months ended September 26, 2015. This increase in income tax expense was primarily due to an increase in pretax income for the nine months ended September 30, 2016 compared with the same period of 2015. Our effective tax rate was 15.6% for the nine months ended September 30, 2016 compared with 19.4% in the prior year period.  Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.
Net income. Net income increased by $3.7 million to $7.6 million for the nine months ended September 30, 2016 from $3.9 million for the nine months ended September 26, 2015 as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $13.9 million to $121.3 million at September 30, 2016 from $107.4 million at December 31, 2015. The increase was primarily driven by strong cash flow from operations reflecting the decline in our accounts receivable balance, partially offset by the cash paid as consideration for the two acquisitions completed during the nine months ended September 30, 2016.
Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $28.5 million during the nine months ended September 30, 2016 compared to cash provided by operations of $7.9 million during the nine months ended September 26, 2015. The increase was mainly due to lower inventory spending, higher collection of account receivable and higher net income during the nine months ended September 30, 2016 compared with the nine months ended September 26, 2015.

Cash flows used in investing activities during the nine months ended September 30, 2016 and September 26, 2015 were $16.6 million and $22.3 million, respectively. The decrease in cash used in investing activities was primarily due to increased proceeds from the sale of investments and lower capital expenditures, partially offset by the increase in cash paid as consideration for the two acquisitions completed during the nine months ended September 30, 2016 compared to the two acquisitions completed during the nine months ended September 26, 2015.
Cash flows provided by financing activities during the nine months ended September 30, 2016 and September 26, 2015 were $0.4 million and $2.6 million, respectively. The decrease was primarily due to a decrease in proceeds from the issuance of stock in connection with the exercise of stock options.
Of our cash and cash equivalents, $92.5 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.
On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the nine month period ended September 30, 2016 under this program. As of September 30, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2016, we had $32.6 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 30, 2016, we also had $30.3 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is not less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the nine months ended September 30, 2016 or the year ended December 31, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2016, 59% of our revenue was invoiced, and a significant portion of our operating expenses paid, in foreign currencies, as well as 57% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2015 or the nine months ended September 30, 2016.
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
At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 29, 2016, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the review of certain deferred income tax accounts. Specifically, inaccurate unearned service revenue balances were used to calculate the deferred tax amounts in China and our internal controls over the review of the related deferred income tax accounts in foreign jurisdictions were not sufficiently designed to identify reasonably possible errors, including the lack of certain specific, documented instructions to the reviewers of the foreign income tax provisions. We have also conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our principal financial officer concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of September 30, 2016, our disclosure controls and procedures were not effective as of September 30, 2016.
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
Changes in Internal Control Over Financial Reporting
Except for the continued implementation of the remediation measures described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of September 30, 2016, there were no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the nine month period ended September 30, 2016 under this program. As of September 30, 2016, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

2.1
Stock Purchase Agreement, dated as of August 26, 2016, by and among FARO Technologies, Inc., Laser Projection Technologies, Inc., each of the shareholders of Laser Projection Technologies, Inc. and Steven P. Kaufman in the capacity of the Seller Representative (Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed August 30, 2016, and incorporated herein by reference)*

3.1
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

*
Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 3, 2016	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Vice President of Finance & Investor Relations
(Principal Financial Officer)