Form 10-Q
period 2017-03-31
FARO TECHNOLOGIES INC
filed 2017-05-09
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,692,019 shares of the registrant’s common stock outstanding as of April 28, 2017.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$105,858	$106,169
Short-term investments	42,912	42,942
Accounts receivable, net	60,633	61,364
Inventories, net	52,537	51,886
Prepaid expenses and other current assets	17,829	16,304
Total current assets	279,769	278,665
Property and equipment:
Machinery and equipment	58,566	57,063
Furniture and fixtures	6,868	6,099
Leasehold improvements	19,099	18,778
Property and equipment, at cost	84,533	81,940
Less: accumulated depreciation and amortization	(53,108)	(50,262)
Property and equipment, net	31,425	31,678
Goodwill	47,433	46,744
Intangible assets, net	21,386	22,279
Service and sales demonstration inventory, net	31,935	29,136
Deferred income tax assets, net	14,478	14,307
Other long-term assets	750	905
Total assets	$427,176	$423,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,953	$11,126
Accrued liabilities	21,920	24,572
Income taxes payable	—	618
Current portion of unearned service revenues	28,865	27,422
Customer deposits	2,799	2,872
Total current liabilities	65,537	66,610
Unearned service revenues - less current portion	13,390	13,813
Deferred income tax liabilities	1,445	1,409
Other long-term liabilities	2,622	2,225
Total liabilities	82,994	84,057
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,178,495 and 18,170,267 issued; 16,692,019 and 16,680,791 outstanding, respectively	18	18
Additional paid-in capital	214,715	212,602
Retained earnings	181,679	183,436
Accumulated other comprehensive loss	(20,402)	(24,561)
Common stock in treasury, at cost; 1,486,476 and 1,489,476 shares, respectively	(31,828)	(31,838)
Total shareholders’ equity	344,182	339,657
Total liabilities and shareholders’ equity	$427,176	$423,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2017	March 31, 2016
Sales
Product	$62,380	$59,312
Service	19,182	16,436
Total sales	81,562	75,748
Cost of Sales
Product	27,058	23,996
Service	10,755	9,081
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	37,813	33,077
Gross Profit	43,749	42,671
Operating Expenses:
Selling and marketing	22,872	17,903
General and administrative	10,699	10,150
Depreciation and amortization	3,718	3,086
Research and development	8,466	7,202
Total operating expenses	45,755	38,341
(Loss) income from operations	(2,006)	4,330
Other (income) expense
Interest income, net	(82)	(44)
Other expense, net	8	751
(Loss) income before income tax (benefit) expense	(1,932)	3,623
Income tax (benefit) expense	(471)	543
Net (loss) income	$(1,461)	$3,080
Net (loss) income per share - Basic	$(0.09)	$0.19
Net (loss) income per share - Diluted	$(0.09)	$0.19
Weighted average shares - Basic	16,684,164	16,609,084
Weighted average shares - Diluted	16,684,164	16,638,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Net (loss) income	$(1,461)	$3,080
Currency translation adjustments, net of income tax	4,159	6,621
Comprehensive income	$2,698	$9,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Cash flows from:
Operating activities:
Net (loss) income	$(1,461)	$3,080
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,718	3,086
Stock-based compensation	1,417	1,482
Provision for bad debts	89	310
Loss on disposal of assets	77	64
Provision for excess and obsolete inventory	567	413
Deferred income tax expense	6	165
Income tax benefit from exercise of stock options	—	(65)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,722	11,109
Inventories	(2,480)	(1,585)
Prepaid expenses and other current assets	(1,181)	(717)
(Decrease) increase in:
Accounts payable and accrued liabilities	(2,442)	(5,305)
Income taxes payable	(618)	641
Customer deposits	(123)	(635)
Unearned service revenues	430	1,077
Net cash (used in) provided by operating activities	(279)	13,120
Investing activities:
Purchases of property and equipment	(1,745)	(2,057)
Payments for intangible assets	(332)	(322)
Net cash used in investing activities	(2,077)	(2,379)
Financing activities:
Payments on capital leases	(2)	(2)
Income tax benefit from exercise of stock options	—	65
Proceeds from issuance of stock, net	268	452
Net cash provided by financing activities	266	515
Effect of exchange rate changes on cash and cash equivalents	1,779	1,666
(Decrease) increase in cash and cash equivalents	(311)	12,922
Cash and cash equivalents, beginning of period	106,169	107,356
Cash and cash equivalents, end of period	$105,858	$120,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended March 31, 2017 and March 31, 2016
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) is a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2® and BuildIT software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion SCENE, FARO PointSense, and FARO public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling-Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO Laser ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). During fiscal 2016, we evaluated our reportable segments based on our new internal management structure organized around operating activities and the changes implemented in connection with our initiatives to reorganize our business around certain vertical markets. We evaluate business performance based upon several metrics, using revenue growth and segment profit as the primary financial measures. As a result of this assessment, we now report our activities in the following three reportable segments:

•
The Factory Metrology reporting segment provides solutions for manual and automated measurement and inspection in an industrial or manufacturing environment. Applications include alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and set-up, and assembly guidance.

•
The Construction BIM-CIM reporting segment provides solutions for as-built data capturing and 3D visualization in building information modeling and construction information management applications, allowing our customers in the architecture, engineering and construction markets to quickly and accurately extract two-dimensional (“2D”) and 3D measurement points. Applications include as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation.

•
The Other reporting segment includes our Product Design, Public Safety Forensics and 3D Solutions operating segments. Our Product Design operating segment provides advanced 3D solutions to assist in the engineering or design of a movable object, enabling a full digital workflow for applications that include reverse engineering and virtual simulation. Our Public Safety Forensics operating segment provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our 3D Solutions operating segment provides solutions to customers who require customized 3D measurement and realization solutions not otherwise addressed by our off-the-shelf product offerings.

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Other reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of FASB ASC Topic 280. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments. The amounts for the three months ended March 31, 2016 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments. Each of our reporting segments employs consistent accounting policies. See Note 15 – Segment Reporting for further information.
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any future interim period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying December 31, 2016 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.
NOTE 4 – RECLASSIFICATIONS
Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. For example, certain prior period stock compensation expenses were reclassified between cost of product sales, cost of service sales, general and administrative, selling and marketing, and research and development expenses in the accompanying condensed consolidated financial statements to reflect the appropriate departmental costs. In addition, other amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation as a result of the adoption of various new accounting pronouncements. See Note 5 – Impact of Recently Issued Accounting Pronouncements for further details.
NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017.

The amendments in this ASU should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principal is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, ASC Topic 805 recognizes three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the new guidance (1)requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The new guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. ASU 2017-01 provides more stringent criteria for sets without outputs and more narrowly defines the term output.
ASU 2017-01 becomes effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and should be applied prospectively commencing on the effective date. No disclosures are required at transition. Early application is permitted under certain circumstances. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which removes the prohibition in ASC Topic 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and is effective for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU and subsequently issued amendments to the revenue recognition accounting guidance are effective for us on January 1, 2018 and permit the use of either the retrospective or cumulative effective transition method. We have not yet selected a transition method and are currently evaluating the effect of the revenue recognition accounting guidance on our ongoing financial reporting.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2017). We adopted ASU 2016-09 effective January 1, 2017. Under the new guidance, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis.  This is achieved through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. Historically, we recognized all excess tax benefits when an option was exercised or a share vested since we did not have a U.S. net operating loss carryforward. Therefore, no adjustment to retained earnings for prior excess tax benefits was required upon adoption.
Under the new guidance, all tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows. This approach incorporates the net of the inflow and outflow from all tax-related cash flows resulting from share-based payments in the deferred income tax (benefit) expense line item and presents it along with other income tax cash flows as operating activities in the statement of cash flows. Effective January 1, 2017, we adopted this portion of the guidance on a prospective basis and therefore did not restate the prior period's condensed consolidated statement of cash flows.
We also elected to account for forfeitures related to the service condition-based awards as they occur effective January 1, 2017, which is a change from previous guidance, which required an estimate of forfeitures. However, we continue to assess performance condition-based awards quarterly as required. In adopting the new policy using a modified retrospective approach, we assessed the cumulative effect adjustment and recorded to retained earnings the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures. The cumulative effect adjustment recorded to retained earnings, net of income tax benefit, was immaterial.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. ASU 2015-17 became effective for us on January 1, 2017. We adopted this guidance on a retrospective basis, which resulted in the reclassification of current deferred tax assets totaling approximately $7.6 million as of December 31, 2016 from current to non-current in these condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and became effective for fiscal years beginning after December 15, 2016 (i.e., our fiscal year 2017), and interim periods within those years, with early adoption permitted. We adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the requisite service period.
We have three compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2004 Equity Incentive Plan (“2004 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2014, our shareholders approved the 2014 Plan, authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. We will not make any further grants under the 2004 Plan or the 2009 Plan.
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
Our annual grants in March 2017 and March 2016 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution over the last year. The stock options vest in three equal annual installments beginning one year after the grant date. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The fair value of these stock-based awards is determined by using (a) the Black-Scholes option valuation model in the case of stock options or (b) the current market price of our common stock on the grant date in the case of restricted stock units.
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
Due to the application of TSR to certain performance-based grants, the fair value of these awards is determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive. In February 2017, our Compensation Committee determined that 9,616 performance-based stock options and 300 restricted stock units were earned for the 2016 performance period and 19,362 stock options and 604 restricted stock units were unearned, as the required metrics were not achieved.
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the three months ended March 31, 2017 and March 31, 2016 and valued using the Black-Scholes option valuation model was $14.51 and $12.37 per option, respectively. For stock options granted during the three months ended March 31, 2017 and March 31, 2016 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Three Months Ended
	March 31, 2017	March 31, 2016
Risk-free interest rate	2.02%	1.1% - 1.21%
Expected dividend yield	—%	—%
Expected term of option	5 years	4 years
Expected volatility	45.2%	46.7%
Weighted-average expected volatility	45.2%	46.7%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.
A summary of stock option activity and weighted-average exercise prices during the three months ended March 31, 2017 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2017
Outstanding at January 1, 2017	1,090,160	$48.02
Granted	262,372	34.81
Forfeited	(17,753)	43.39
Exercised	(10,901)	24.59
Unearned performance-based options	(19,362)	59.97
Outstanding at March 31, 2017	1,304,516	$45.44	4.8	$1,022
Options exercisable at March 31, 2017	721,139	$43.21	3.5	$298

The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and March 31, 2016 was $0.1 million and $1.7 million, respectively. The fair value of stock options vested during the three months ended March 31, 2017 and March 31, 2016 was $2.9 million and $3.4 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	150,682	$33.39
Granted	129,146	35.54
Forfeited	(3,075)	33.17
Vested	(483)	41.70
Unearned performance-based awards	(604)	52.83
Non-vested at March 31, 2017	275,666	$34.34
We recorded total stock-based compensation expense of $1.4 million and $1.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
As of March 31, 2017, there was $14.7 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.
NOTE 7 – CASH AND CASH EQUIVALENTS
We consider cash on hand and all short-term, highly liquid investments that have maturities of three months or less at the time of purchase to be cash and cash equivalents.
NOTE 8 – SHORT TERM INVESTMENTS
Short-term investments at March 31, 2017 consisted of U.S Treasury Bills totaling $42.9 million that mature through September 14, 2017.  Short-term investments at December 31, 2016 consisted of U.S. Treasury Bills totaling $42.9 million that mature through June 15, 2017. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at March 31, 2017 and December 31, 2016 were classed as Level 1, as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14 – Fair Value of Financial Instruments.
NOTE 9 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2017	As of December 31, 2016
Accounts receivable	$62,484	$63,193
Allowance for doubtful accounts	(1,851)	(1,829)
Total	$60,633	$61,364
NOTE 10 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Shipping and handling costs are classified as a component of cost of sales in the condensed consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. We expect sales demonstration inventory to be held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and to be sold within 12 months at prices that may produce reduced gross margins. Sales demonstration inventory is classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.
Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale;

however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over the remaining life, typically three years.
Inventories consist of the following:

	As of March 31, 2017	As of December 31, 2016
Raw materials	$39,160	$36,760
Finished goods	13,377	15,126
Inventories, net	$52,537	$51,886

Service and sales demonstration inventory, net	$31,935	$29,136

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) or income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss, which we did for the three months ended March 31, 2017, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2017 and March 31, 2016, there were approximately 1,108,139 and 1,095,202 shares, respectively, issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,684,164	$(0.09)	16,609,084	$0.19
Effect of dilutive securities	—	—	29,374	—
Diluted EPS	16,684,164	$(0.09)	16,638,458	$0.19
NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2017	As of December 31, 2016
Accrued compensation and benefits	$11,774	$13,649
Accrued warranties	2,354	2,594
Professional and legal fees	1,455	1,775
Taxes other than income	3,023	4,026
Other accrued liabilities	3,314	2,528
	$21,920	$24,572

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance, beginning of period	$2,594	$2,309
Provision for warranty expense	874	462
Fulfillment of warranty obligations	(1,114)	(480)
Balance, end of period	$2,354	$2,291
NOTE 13 – INCOME TAXES
For the three months ended March 31, 2017, we recorded an income tax benefit of $0.5 million compared with income tax expense of $0.5 million for the three months ended March 31, 2016. This decrease of $1.0 million in income tax expense was due to a pretax loss during the first quarter of 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 24.4% for the three months ended March 31, 2017 compared with 15.0% in the prior year period. The change in our effective tax rate was due to a shift in the geographic mix of pretax income expected for the full year 2017.  Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.
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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,912	$—	$—
Total	$42,912	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100
	As of December 31, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,942	$—	$—
Total	$42,942	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The undiscounted maximum payment under the arrangements was $7.9 million, based on future revenues, gross profits and certain milestones. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses not observable in the market, and thus represents a Level 3 measure. For the three months ended March 31, 2017 and March 31, 2016, we made no payments as part of these arrangements.

NOTE 15 – SEGMENT REPORTING
We have three reportable segments; Factory Metrology, Construction BIM-CIM, and Other. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Other category.
We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and three-dimensional documentation systems in each of these reportable segments. These activities represent more than 99% of consolidated sales.
Our Chief Operating Decision Maker (CODM), our Chief Executive Officer, evaluates segment performance and allocates resources based upon profitable growth. We use segment profit to evaluate the performance of our reportable segments. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies.
Our segment structure presented below represents a change from geographic segments due to the reorganization which took place in the year ended December 31, 2016. The amounts for the three months ended March 31, 2016 have been restated to reflect the change in reporting segments. Each of our segments employ consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of total segment profit to (Loss) Income from Operations included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended March 31, 2017

Total sales	$57,221	$18,346	$5,995	$81,562
Segment profit	$16,803	$4,148	$(74)	$20,877
General and administrative				10,699
Depreciation and amortization				3,718
Research and development				8,466
Loss from operations				$(2,006)

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended March 31, 2016

Total sales	$53,957	$14,945	$6,846	$75,748
Segment profit	$18,170	$3,880	$2,718	$24,768
General and administrative				10,150
Depreciation and amortization				3,086
Research and development				7,202
Income from operations				$4,330
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating and capital leases that expire in or before 2026. Total obligations under these leases are approximately $7.1 million for 2017.
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2017, we had approximately $52.8 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of March 31, 2017, we also had $11.3 million in long-term commitments for purchases to be delivered after 12 months.
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
The acquisitions of BuildIT, LPT and MWF constitute business combinations as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations marked as “Preliminary” below are based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provided a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that may result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates. The purchase price allocation marked as “Final” below represents our final determination of the fair value of the assets acquired and liabilities assumed for such acquisition.
Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	BuildIT	LPT	MWF
	(Final)	(Preliminary)	(Preliminary)
Accounts receivable	$237	$54	$150
Inventory	—	322	—
Other assets	36	160	666
Deferred income tax assets	—	1,112	—
Intangible assets	1,015	5,474	1,816
Goodwill (1)	3,393	11,922	5,364
Accounts payable and accrued liabilities	(95)	(747)	(700)
Other liabilities	(471)	(1,086)	(345)
Deferred income tax liability	(205)	—	(364)
Total purchase price, net of cash acquired	$3,910	$17,211	$6,587
(1) The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is not expected to be tax deductible.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	BuildIT (Final)		LPT (Preliminary)		MWF Preliminary
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Trade name	$346	7	$64	1	$36	1
Non-competition agreement	31	5	—	0	3	2
Technology	361	7	4,260	7	951	5
Customer relationship	277	7	1,150	7	826	5
Fair value of intangible assets acquired	$1,015	7	$5,474	7	$1,816	5
Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.9 million in acquisition and integration costs for the BuildIT, LPT and MWF acquisitions.
Pro forma financial results for BuildIT, LPT and MWF have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated results of operations.
NOTE 18 - SUBSEQUENT EVENT

On April 21, 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology, a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations were not included in our condensed consolidated financial statements for the three months ended March 31, 2017. As of the date of these condensed consolidated financial statements, the initial accounting for this acquisition was incomplete. Therefore, disclosures regarding the purchase price allocation for this acquisition have not been included in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	an economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

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

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	change in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	our inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	our inability to adequately establish and maintain effective internal controls over financial reporting;

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the inability of our sales and marketing programs to achieve their sales targets, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) inefficiencies in the management of our inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, (xviii) costs associated with our continued initiatives to reorganize our business around certain vertical markets, modernize our sales processes to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve operational effectiveness, and (xvix) manufacturing inefficiencies associated with new product introductions;

•	our ability to achieve profitability;

•	changes in gross margins due to a changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully maintain the requirements of Restriction of use of Hazardous Substances and Waste Electrical and Electronic Equipment compliance in our products;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of our products or their components;

•	the impact of new product introductions;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate;

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and

•
other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.

Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2® and BuildIT software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion SCENE, FARO PointSense, and FARO public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling - Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO Laser ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals.
We derive our revenues primarily from the sale of our measurement equipment and related multi-faceted software programs. Revenue related to these products is generally recognized upon shipment. In addition, we sell extended warranties and training and technology consulting services relating to our products. We recognize the revenue from extended warranties on a straight-line basis over the term of the warranty, and revenue from training and technology consulting services when the services are provided.
We operate in international markets throughout the world and maintain sales offices in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, the United States and Vietnam.
We manufacture our FaroArm®, FARO Laser ScanArm®, FARO Gage, and FARO Laser TrackerTM products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D and FARO Freestyle3DX products in our facilities located in Germany and Switzerland. We manufacture our FARO Laser Projection products in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through 2017.
We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the three months ended March 31, 2017.
Over the past decade, we have achieved profitability on an annual basis, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year. Historically, our sales and earnings have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.
We began undertaking several important strategic initiatives in 2016 that we believe will drive our long-term growth and profitability, including reorganizing our business to align our sales, marketing, product management and research and development around specific vertical markets and to better define our end market applications; modernizing our sales process to improve the efficiency of our sales organization by supplementing our current direct sales approach of conducting on-site demonstrations with multimedia, web-based demonstrations and cloud-based customer relations development; accelerating and maintaining a consistent schedule of new product introductions; and reorganizing all functions, processes and people to a harmonized global mindset from our historically regional business structure to improve operational efficiencies.
We expect to drive these important strategic initiatives to completion in 2017. Our ability to fully implement these initiatives is dependent upon a number of factors, including the recruitment of qualified selling personnel, continued development of our products to maintain our technological advantage, and retention of key employees.
As a result of the reorganization discussed above, we realigned our business into three segments: Factory Metrology, Construction BIM-CIM and Other, as further discussed in Note 1 – Description of Business in Part I, Item 1 of this Quarterly

Report on Form 10-Q. The presentation throughout this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 has been restated to reflect the change in reporting segments.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended March 31,
(dollars in thousands)	2017	% of Sales	2016	% of Sales
Sales
Product	$62,380	76.5%	$59,312	78.3%
Service	19,182	23.5%	16,436	21.7%
Total sales	81,562	100.0%	75,748	100.0%
Cost of Sales
Product	27,058	33.2%	23,996	31.7%
Service	10,755	13.2%	9,081	12.0%
Total cost of sales	37,813	46.4%	33,077	43.7%
Gross Profit	43,749	53.6%	42,671	56.3%
Operating Expenses:
Selling and marketing	22,872	28.0%	17,903	23.6%
General and administrative	10,699	13.1%	10,150	13.4%
Depreciation and amortization	3,718	4.6%	3,086	4.1%
Research and development	8,466	10.4%	7,202	9.5%
Total operating expenses	45,755	56.1%	38,341	50.6%
(Loss) income from operations	(2,006)	(2.5)%	4,330	5.7%
Other (income) expense, net	(74)	(0.1)%	707	0.9%
(Loss) income before income tax (benefit) expense	(1,932)	(2.4)%	3,623	4.8%
Income tax (benefit) expense	(471)	(0.6)%	543	0.7%
Net (loss) income	$(1,461)	(1.8)%	$3,080	4.1%

Consolidated Results
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Sales. Total sales increased $5.8 million, or 7.7%, to $81.6 million for the three months ended March 31, 2017 from $75.7 million for the three months ended March 31, 2016. Total product sales increased by $3.1 million, or 5.2%, to $62.4 million for the three months ended March 31, 2017 from $59.3 million for the three months ended March 31, 2016. Our product sales increase reflected an increase in unit sales, partially offset by a decrease in average selling prices due to higher sales of service and demonstration inventory as well as a geographical mix shift. Service revenue increased by $2.7 million, or 16.7%, to $19.2 million for the three months ended March 31, 2017 from $16.4 million for the three months ended March 31, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $1.5 million, decreasing our overall sales growth rate by 2 percentage points, primarily due to the decline of the British pound sterling, Euro, and Chinese yuan renminbi relative to the U.S. dollar.
Gross profit. Gross profit increased $1.1 million, or 2.5%, to $43.7 million for the three months ended March 31, 2017 from $42.7 million for the three months ended March 31, 2016. Gross margin decreased to 53.6% for the three months ended March 31, 2017 from 56.3% in the prior year period. Gross margin from product revenue decreased by 2.9 percentage points to 56.6% for the three months ended March 31, 2017 from 59.5% in the prior year period. This decrease was primarily due to lower average selling prices for our products, in part due to increased sales of service and demonstration inventory, as well as manufacturing inefficiencies related to new product introductions. Gross margin from service revenue decreased by 0.8 percentage points to 43.9% for the three months ended March 31, 2017 from 44.7% for the prior year period primarily as a result of higher service-related headcount, partially offset by higher service revenue.
Selling and Marketing Expenses. Selling and marketing expenses increased by $5.0 million, or 27.8% to $22.9 million for the three months ended March 31, 2017 from $17.9 million for the three months ended March 31, 2016. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 28.0% for the three months ended March 31, 2017, compared with 23.6% of sales for the three months ended March 31, 2016.
We look at selling headcount from two perspectives: actual period-ending headcount and a time-weighted average experienced headcount, which we refer to as Full Time Experienced (“FTE”) headcount. To determine selling FTE headcount, we discount the first year of a new employee by an experience factor to better correlate sales effectiveness with headcount, and we weight the number of months employed on a full-time or part-time basis. Our worldwide selling actual period-ending headcount increased by 137, or 30.0%, to 593 at March 31, 2017 from 456 at March 31, 2016. Selling FTE headcount increased by 64, or 13.9%, to 525 at March 31, 2017 from 461 at March 31, 2016.
General and administrative expenses. General and administrative expenses increased by $0.5 million, or 5.4%, to $10.7 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016. This increase was driven primarily by slightly higher headcount and global system implementation expenses. General and administrative expenses decreased to 13.1% of sales for the three months ended March 31, 2017 from 13.4% of sales for the three months ended March 31, 2016.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 20.5%, to $3.7 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. This increase was driven primarily by higher amortization of intangibles related to our prior year acquisitions.
Research and development expenses. Research and development expenses increased by $1.3 million, or 17.6%, to $8.5 million for the three months ended March 31, 2017 from $7.2 million for the three months ended March 31, 2016. This increase was mainly due to higher compensation expense resulting from increased engineering headcount in connection with our initiative to accelerate new product introductions, as well as engineers added in connection with our acquisitions in 2016. Research and development expenses as a percentage of sales increased to 10.4% for the three months ended March 31, 2017 from 9.5% for the three months ended March 31, 2016.
Other (income) expense, net. For the three months ended March 31, 2017, other (income) expense, net changed by $0.8 million to $0.1 million of income from $0.7 million of expense for the three months ended March 31, 2016. This change was primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax (benefit) expense. Income tax benefit was $0.5 million for the three months ended March 31, 2017, compared with income tax expense of $0.5 million for the three months ended March 31, 2016. This decrease of $1.0 million in income tax expense was due to a pretax loss during the first quarter of 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 24.4% for the three months ended March 31, 2017 compared with 15.0% in the prior year period. The change in our effective tax rate was due to a shift in the geographic mix of pretax income expected for the full year 2017. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net (loss) income. Our net loss was $1.5 million for the three months ended March 31, 2017 compared to net income of $3.1 million for the prior year period, reflecting the impact of the factors described above.
Segment Results
Total sales by segment for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands):

	Three Months Ended
	March 31, 2017	% of Total	March 31, 2016	% of Total
Factory Metrology	57,221	70.2%	53,957	71.2%
Construction BIM-CIM	18,346	22.4%	14,945	19.7%
Other	5,995	7.4%	6,846	9.1%
Total sales	$81,562		$75,748

We use segment profit to evaluate the performance of our reportable segments, which are Factory Metrology, Construction BIM-CIM and Other. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the three months ended March 31, 2017 and 2016 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to (loss) income from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Factory Metrology
(dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Total sales	$57,221	$53,957
Segment profit	$16,803	$18,170
Segment profit as a % of Factory Metrology segment sales	29.4%	33.7%
Sales. Total sales in our Factory Metrology segment increased $3.2 million, or 6.0%, to $57.2 million for the three months ended March 31, 2017 from $54.0 million in the prior year period, mostly driven by higher product unit sales at slightly lower average selling prices and growth in customer service revenue.
Segment profit. Segment profit in our Factory Metrology segment decreased $1.4 million, or 7.5%, to $16.8 million for the three months ended March 31, 2017 from $18.2 million in the prior year period. This decrease was primarily due to manufacturing inefficiencies related to new product introductions as well as higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM-CIM
(dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Total sales	$18,346	$14,945
Segment profit	$4,148	$3,880
Segment profit as a % of Construction BIM-CIM segment sales	22.6%	26.0%
Sales. Total sales in our Construction BIM-CIM segment increased $3.4 million, or 22.8%, to $18.3 million for the three months ended March 31, 2017 from $14.9 million in the prior year period, primarily reflecting an increase in service revenue and higher unit sales, particularly in our Europe and Asia Pacific regions.
Segment profit. Segment profit in our Construction BIM-CIM segment increased $0.3 million, or 6.9%, to $4.1 million for the three months ended March 31, 2017 from $3.9 million in the prior year period, primarily driven by our unit sales growth, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Other
(dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Total sales	$5,995	$6,846
Segment (loss) profit	$(74)	$2,718
Segment (loss) profit as a % of Other segment sales	(1.2)%	39.7%
Sales. Total sales in our Other segment decreased $0.9 million, or 12.4%, to $6.0 million for the three months ended March 31, 2017 from $6.9 million in the prior year period, primarily reflecting lower sales in our Product Design vertical.
Segment (loss) profit. For the three months ended March 31, 2017, our segment loss in our Other segment was $0.1 million compared to segment profit of $2.7 million in the prior year period. This change was primarily due to lower sales and higher selling and marketing expense resulting from an increase in selling headcount as part of our strategic initiatives to staff emerging verticals with a dedicated sales force to accelerate the pace of sales growth.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $0.3 million to $105.9 million at March 31, 2017 from $106.2 million at December 31, 2016. The decrease was primarily driven by our net loss in the first quarter of 2017, an increase in inventory, and a decrease in accounts payable and accrued liabilities, resulting in $0.3 million of cash used in operating activities during the three months ended March 31, 2017.
Cash flows from operating activities provide our primary sources of liquidity. Cash used in operations was $0.3 million during the three months ended March 31, 2017, compared to cash provided by operations of $13.1 million during the three months ended March 31, 2016. The change was mainly due to our net loss in the first quarter of 2017, an increase in inventory to support new product introductions, and a lower reduction in accounts receivable primarily due to higher sales during the three months ended March 31, 2017.
Cash flows used in investing activities during the three months ended March 31, 2017 and March 31, 2016 were $2.1 million and $2.4 million, respectively. The decrease in cash used in investing activities was primarily due to a slight decrease in purchases of property and equipment during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
Cash flows provided by financing activities during the three months ended March 31, 2017 and March 31, 2016 were $0.3 million and $0.5 million, respectively. The decrease was primarily due to a decrease in proceeds from the issuance of stock in connection with the exercise of stock options.
Of our cash and cash equivalents, $94.8 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2017 under this program. As of March 31, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2017, we had $52.8 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of March 31, 2017, we also had $11.3 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.
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
Revenue Recognition
Revenue is recognized when the price is fixed, collectability is reasonably assured, the title and risks and rewards of ownership have passed to the customer, and the earnings process is complete. Revenue related to our measurement, imaging, and realization equipment and related software is generally recognized upon shipment, as we consider the earnings process complete as of the shipping date. Fees billed to customers associated with the distribution of products are classified as revenue. We warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. We separately sell extended warranties. Extended warranty revenues are recognized on a straight-line basis over the term of the warranty. Costs relating to extended warranties are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”). We generally establish vendor-specific objective evidence of fair value for this PCS component based on our maintenance renewal rate. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenues are presented net of sales-related taxes.
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

Reserve for Warranties
We establish at the time of sale a liability for the one-year warranty included with the initial purchase price of equipment, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. The warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.
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
Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the three months ended March 31, 2017 or the year ended December 31, 2016.
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
Stock-Based Compensation
We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is determined by using the Black-Scholes option valuation model. The fair value of restricted stock units and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own common stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock and restricted stock units, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant.
We expense stock-based compensation for stock options, restricted stock, restricted stock units and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation, adjusted for actual forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for actual forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance condition. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. Excess tax benefits or deficits upon exercise of stock options or vesting of restricted stock or restricted stock units are recorded to income tax benefit or expense, respectively. All tax-related cash flows resulting from stock-based compensation cost are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2017, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 58% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the three months ended March 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Item 1A are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. Except as set forth below, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016:

The following risk factor has been added:

A valuation allowance may be required for our U.S. deferred tax assets, which may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition.
Our balance sheet includes $14.5 million in deferred tax assets.  Approximately half of that amount relates to U.S. deferred tax assets.  On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure no valuation allowance is required.  The ultimate realization of our U.S. deferred tax assets is dependent upon our ability to generate future U.S. taxable income during the periods in which those deferred tax assets would be deductible.  Our inability to realize our U.S. deferred tax assets may reduce our earnings and have a material adverse effect on our business, results of our operations and financial condition. Based on an evaluation we conducted, we determined that it was not necessary to establish a valuation allowance against any of our deferred tax assets for the quarter ended March 31, 2017.  However, we will continue to monitor whether a valuation allowance is necessary as the year progresses, and if we are required to establish a valuation allowance against our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.

The risk factor entitled “We may not be able to achieve financial results within our target goals, and our operating results may fluctuate due to a number of factors, many of which are beyond our control.” has been updated to read as follows:
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

•	manufacturing inefficiencies related to new product introductions;

•	excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes;

•	expansion of our manufacturing capability;

•	the size and timing of customer orders, many of which are received towards the end of a quarter;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in the effective income tax rate and difficulty in predicting the tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against us.
Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future and could cause us to fail to achieve our target financial results.

The risk factor entitled “The United Kingdom’s vote to exit from the European Union could adversely impact our business.” has been updated to read as follows:

The United Kingdom's exit from the European Union could adversely impact our business.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” In March 2017, the U.K. invoked Article 50 of the Treaty on European Union, which triggered a two-year period, subject to extension by unanimous consent of the E.U. member states, during which the U.K. government will negotiate its withdrawal agreement with the E.U. The U.K. is seeking to determine the future terms of its relationship with the E.U., including, among other things, the terms of trade between the U.K. and the E.U. The impact on our business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
As a result of the referendum and the triggering of Article 50, the global markets and currencies have been and may continue to be adversely impacted. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2017 under this program. As of March 31, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

FARO Technologies, Inc.
(Registrant)

Date: May 9, 2017	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)