Form 10-Q
period 2017-06-30
FARO TECHNOLOGIES INC
filed 2017-08-01
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,708,033 shares of the registrant’s common stock outstanding as of July 25, 2017.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$117,594	$106,169
Short-term investments	21,970	42,942
Accounts receivable, net	58,805	61,364
Inventories, net	57,866	51,886
Prepaid expenses and other current assets	22,989	16,304
Total current assets	279,224	278,665
Property and equipment:
Machinery and equipment	62,937	57,063
Furniture and fixtures	7,156	6,099
Leasehold improvements	19,400	18,778
Property and equipment, at cost	89,493	81,940
Less: accumulated depreciation and amortization	(57,138)	(50,262)
Property and equipment, net	32,355	31,678
Goodwill	51,417	46,744
Intangible assets, net	23,313	22,279
Service and sales demonstration inventory, net	35,259	29,136
Deferred income tax assets, net	14,442	14,307
Other long-term assets	1,058	905
Total assets	$437,068	$423,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,651	$11,126
Accrued liabilities	25,619	24,572
Income taxes payable	—	618
Current portion of unearned service revenues	29,358	27,422
Customer deposits	2,883	2,872
Total current liabilities	70,511	66,610
Unearned service revenues - less current portion	12,832	13,813
Deferred income tax liabilities	1,570	1,409
Other long-term liabilities	2,664	2,225
Total liabilities	87,577	84,057
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,194,509 and 18,170,267 issued, respectively; 16,708,033 and 16,680,791 outstanding, respectively	18	18
Additional paid-in capital	216,511	212,602
Retained earnings	178,053	183,436
Accumulated other comprehensive loss	(13,262)	(24,561)
Common stock in treasury, at cost; 1,486,476 and 1,489,476 shares, respectively	(31,829)	(31,838)
Total shareholders’ equity	349,491	339,657
Total liabilities and shareholders’ equity	$437,068	$423,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales
Product	$62,533	$61,640	$124,913	$120,952
Service	20,149	16,898	39,331	33,334
Total sales	82,682	78,538	164,244	154,286
Cost of Sales
Product	24,455	25,062	51,513	49,058
Service	11,467	9,542	22,222	18,623
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	35,922	34,604	73,735	67,681
Gross Profit	46,760	43,934	90,509	86,605
Operating Expenses:
Selling and marketing	26,022	18,715	48,894	36,618
General and administrative	11,877	10,242	22,576	20,392
Depreciation and amortization	3,989	3,266	7,707	6,352
Research and development	9,045	7,214	17,511	14,416
Total operating expenses	50,933	39,437	96,688	77,778
(Loss) income from operations	(4,173)	4,497	(6,179)	8,827
Other (income) expense
Interest income, net	(89)	(54)	(171)	(98)
Other expense, net	459	240	467	991
(Loss) income before income tax (benefit) expense	(4,543)	4,311	(6,475)	7,934
Income tax (benefit) expense	(918)	919	(1,389)	1,462
Net (loss) income	$(3,625)	$3,392	$(5,086)	$6,472
Net (loss) income per share - Basic	$(0.22)	$0.20	$(0.30)	$0.39
Net (loss) income per share - Diluted	$(0.22)	$0.20	$(0.30)	$0.39
Weighted average shares - Basic	16,700,718	16,659,115	16,692,500	16,634,323
Weighted average shares - Diluted	16,700,718	16,672,600	16,692,500	16,654,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net (loss) income	$(3,625)	$3,392	$(5,086)	$6,472
Currency translation adjustments, net of income tax	7,140	(1,795)	11,299	4,826
Comprehensive income	$3,515	$1,597	$6,213	$11,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Cash flows from:
Operating activities:
Net (loss) income	$(5,086)	$6,472
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,707	6,352
Stock-based compensation	3,195	2,731
Provision for bad debts	230	574
Loss on disposal of assets	122	305
Provision for excess and obsolete inventory	736	1,440
Deferred income tax expense (benefit)	168	(261)
Income tax benefit from exercise of stock options	—	(70)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	4,771	13,818
Inventories	(10,107)	(4,918)
Prepaid expenses and other current assets	(6,489)	2,115
(Decrease) increase in:
Accounts payable and accrued liabilities	1,610	(1,596)
Income taxes payable	(590)	522
Customer deposits	(163)	(870)
Unearned service revenues	(472)	1,114
Net cash (used in) provided by operating activities	(4,368)	27,728
Investing activities:
Proceeds from sale of short-term investments	21,000	—
Purchases of property and equipment	(3,669)	(2,580)
Payments for intangible assets	(645)	(712)
Acquisition of business	(5,496)	—
Net cash provided by (used in) investing activities	11,190	(3,292)
Financing activities:
Payments on capital leases	(4)	(4)
Income tax benefit from exercise of stock options	—	70
Proceeds from issuance of stock, net	284	513
Net cash provided by financing activities	280	579
Effect of exchange rate changes on cash and cash equivalents	4,323	1,170
Increase in cash and cash equivalents	11,425	26,185
Cash and cash equivalents, beginning of period	106,169	107,356
Cash and cash equivalents, end of period	$117,594	$133,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) is a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2® and BuildIT software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion SCENE, FARO PointSense, and FARO public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling-Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO Laser ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
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

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Other reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of FASB ASC Topic 280. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments. The amounts related to our segment information for the three and six months ended June 30, 2016 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments. Each of our reporting segments employs consistent accounting policies. See Note 15 – Segment Reporting for further information.
NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in income.
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any future interim period.
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
NOTE 4 – RECLASSIFICATIONS
Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. For example, certain prior period stock compensation expenses were reclassified between cost of product sales, cost of service sales, selling and marketing, general and administrative, and research and development expenses in the accompanying condensed consolidated financial statements to reflect the appropriate departmental costs. In addition, other amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation as a result of the adoption of various new accounting pronouncements. See Note 5 – Impact of Recently Issued Accounting Pronouncements for further details.
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

ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principal is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
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
ASU 2017-01 becomes effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and will be applied prospectively commencing on the effective date. No disclosures are required at transition. Early application is permitted under certain circumstances. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU and subsequently issued amendments to it are effective for us on January 1, 2018 and permit the use of either the retrospective or cumulative-effect transition method.

We currently plan to adopt this guidance utilizing the cumulative-effect transition method and plan to apply the cumulative-effect transition method only to contracts that are not completed as of the date of initial adoption, an option that is available under ASC Topic 606. We are continuing to evaluate the expected impact of the new revenue guidance contained in ASC Topic 606 on our consolidated financial statements. We currently expect to complete this assessment of the full financial impact of the new revenue recognition guidance during the second half of 2017.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2017). We adopted ASU 2016-09 effective January 1, 2017. Under the new guidance, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. Historically, we recognized all excess tax benefits when an option was exercised or a share vested since we did not have a U.S. net operating loss carryforward. Therefore, no adjustment to retained earnings for prior excess tax benefits was required upon adoption.
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
We also elected to account for forfeitures related to the service condition-based awards as they occur effective January 1, 2017, which is a change from previous guidance, which required an estimate of forfeitures. However, we continue to assess performance condition-based awards quarterly as required. In adopting the new policy using a modified retrospective approach, we assessed the cumulative effect adjustment and recorded to retained earnings the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures. The cumulative effect adjustment recorded to retained earnings, net of income tax benefit, was not material.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and became effective for fiscal years beginning after December 15, 2016 (i.e., our fiscal year 2017), and interim periods within those years, with early adoption permitted. We adopted ASU 2015-11 effective January 1, 2017. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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

Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares with a value equal to $100,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. In addition, the Lead Director is annually granted restricted shares with a value equal to $40,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors and our Lead Director vest on the day prior to the following year’s annual meeting date, subject to the non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock grants on a straight-line basis over the vesting term.
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
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the six months ended June 30, 2017 and June 30, 2016 and valued using the Black-Scholes option valuation model was $14.51 and $12.37 per option, respectively. For stock options granted during the six months ended June 30, 2017 and June 30, 2016 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Six Months Ended
	June 30, 2017	June 30, 2016
Risk-free interest rate	1.88% - 2.02%	1.06% - 1.21%
Expected dividend yield	—%	—%
Expected term of option	5 years	4 years
Expected volatility	45.2%	46.7% - 47%
Weighted-average expected volatility	45.2%	46.7%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.
A summary of stock option activity and weighted-average exercise prices during the six months ended June 30, 2017 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2017
Outstanding at January 1, 2017	1,090,160	$48.02
Granted	267,039	34.79
Forfeited or expired	(25,988)	59.97
Exercised	(11,401)	24.93
Unearned performance-based options	(19,362)	47.33
Outstanding at June 30, 2017	1,300,448	$45.34	4.5	$2,119
Options exercisable at June 30, 2017	966,617	$42.78	3.3	$538
The total intrinsic value of stock options exercised during each of the three months ended June 30, 2017 and June 30, 2016 was less than $0.1 million. For the six months ended June 30, 2017 and June 30, 2016, the total intrinsic value of stock options exercised in the respective period was $0.1 million and $1.7 million.
The fair value of stock options vested during each of the three months ended June 30, 2017 and June 30, 2016 was less than $0.1 million. The fair value of stock options vested during the six months ended June 30, 2017 and June 30, 2016 was $2.9 million and $3.4 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	150,682	$33.39
Granted	152,207	35.42
Forfeited	(21,101)	33.65
Vested	(10,682)	33.50
Unearned performance-based awards	(604)	52.83
Non-vested at June 30, 2017	270,502	$34.47
We recorded total stock-based compensation expense of $1.8 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $3.2 million and $2.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
As of June 30, 2017, there was $13.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.
NOTE 7 – CASH AND CASH EQUIVALENTS
We consider cash on hand and all short-term, highly liquid investments that have original maturities of three months or less at the time of purchase to be cash and cash equivalents.
NOTE 8 – SHORT TERM INVESTMENTS
Short-term investments at June 30, 2017 consisted of U.S Treasury Bills totaling $22.0 million that mature through September 14, 2017.  Short-term investments at December 31, 2016 consisted of U.S. Treasury Bills totaling $42.9 million that matured through June 15, 2017. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at June 30, 2017 and December 31, 2016 were classed as Level 1, as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14 – Fair Value of Financial Instruments.
NOTE 9 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2017	As of December 31, 2016
Accounts receivable	$60,720	$63,193
Allowance for doubtful accounts	(1,915)	(1,829)
Total	$58,805	$61,364
NOTE 10 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force and demonstrations; and 3) service inventory - completed product and parts used to support our service department. Shipping and handling costs are classified as a component of cost of sales in our condensed consolidated statements of operations.
Sales demonstration inventory is held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and to be sold within 12 months at prices that may produce reduced gross margins.
Service inventory is used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over the remaining life, typically three years.
Inventories consist of the following:

	As of June 30, 2017	As of December 31, 2016
Raw materials	$44,489	$36,760
Finished goods	13,377	15,126
Inventories, net	$57,866	$51,886

Service and sales demonstration inventory, net	$35,259	$29,136

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) or income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss, which we did for the three months ended June 30, 2017 and for the six months ended June 30, 2017, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and six months ended June 30, 2017, there were approximately 1,265,885 and 1,221,308 shares, respectively, issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2016, there were approximately 1,046,201 and 1,075,373, respectively, additional shares issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,700,718	$(0.22)	16,659,115	$0.20
Effect of dilutive securities	—	—	13,485	—
Diluted EPS	16,700,718	$(0.22)	16,672,600	$0.20

	Six months ended
	June 30, 2017		June 30, 2016
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,692,500	$(0.30)	16,634,323	$0.39
Effect of dilutive securities	—	—	20,092	—
Diluted EPS	16,692,500	$(0.30)	16,654,415	$0.39

NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2017	As of December 31, 2016
Accrued compensation and benefits	$14,336	$13,649
Accrued warranties	2,570	2,594
Professional and legal fees	1,784	1,775
Taxes other than income	3,517	4,026
Other accrued liabilities	3,412	2,528
	$25,619	$24,572
Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Balance, beginning of period	$2,594	$2,309
Provision for warranty expense	1,824	1,335
Fulfillment of warranty obligations	(1,848)	(1,244)
Balance, end of period	$2,570	$2,400
NOTE 13 – INCOME TAXES
For the three months ended June 30, 2017, we recorded an income tax benefit of $0.9 million compared with income tax expense of $0.9 million for the three months ended June 30, 2016. This change of $1.8 million was due to a pretax loss during the second quarter of 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 20.2% for the three months ended June 30, 2017 compared with 21.3% in the prior year period. The decrease in our effective tax rate was primarily due to a shift in the geographic mix of pretax income expected for the full year 2017.  For the six months ended June 30, 2017, we recorded an income tax benefit of $1.4 million compared with income tax expense of $1.5 million for the six months ended June 30, 2016. This change of $2.9 million was due to a pretax loss during the six months ended June 30, 2017 compared to pretax income in the same period of 2016. Our effective tax rate increased by 3.1 percentage points to 21.5% for the six months ended June 30, 2017 from 18.4% for the same period of 2016. The increase was primarily driven by the shift in the geographic mix of pretax income. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.

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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$21,970	$—	$—
Total	$21,970	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100
	As of December 31, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,942	$—	$—
Total	$42,942	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The remaining undiscounted maximum payment under the arrangements is $6.1 million. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses not observable in the market, and thus represents a Level 3 measure. During the six months ended June 30, 2017, we made no payments as part of these arrangements. During the six months ended June 30, 2016, we paid $0.1 million as part of these arrangements.

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
Our segment structure presented below represents a change from geographic segments due to the reorganization which took place in the year ended December 31, 2016. The amounts for the three and six months ended June 30, 2016 have been restated to reflect the change in reporting segments. Each of our segments employs consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of total segment profit to (Loss) Income from Operations included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended June 30, 2017

Total sales	$57,209	$18,859	$6,614	$82,682
Segment profit (loss)	$16,696	$4,314	$(272)	$20,738
General and administrative				11,877
Depreciation and amortization				3,989
Research and development				9,045
Loss from operations				$(4,173)

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended June 30, 2016

Total sales	$56,151	$16,659	$5,728	$78,538
Segment profit	$18,559	$4,284	$2,376	$25,219
General and administrative				10,242
Depreciation and amortization				3,266
Research and development				7,214
Income from operations				$4,497

	Factory Metrology	Construction BIM-CIM	Other	Total
Six Months Ended June 30, 2017

Total sales	$114,190	$37,800	$12,254	$164,244
Segment profit (loss)	$33,352	$8,392	$(129)	$41,615
General and administrative				22,576
Depreciation and amortization				7,707
Research and development				17,511
Loss from operations				$(6,179)

	Factory Metrology	Construction BIM-CIM	Other	Total
Six Months Ended June 30, 2016

Total sales	$110,108	$31,604	$12,574	$154,286
Segment profit	$36,729	$8,164	$5,094	$49,987
General and administrative				20,392
Depreciation and amortization				6,352
Research and development				14,416
Income from operations				$8,827

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating and capital leases that expire in or before 2026. Total obligations under these leases are approximately $7.1 million for 2017.
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2017, we had approximately $37.2 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2017, we also had $9.5 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.
NOTE 17 – BUSINESS COMBINATIONS

In April 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of approximately $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2017.
In December 2016, we acquired MWF-technology, GmbH (“MWF”) for a purchase price, net of cash acquired, of approximately $6.6 million, paid with cash on hand, subject to certain post-closing adjustments. MWF, an innovator in mobile augmented reality solutions located near Frankfurt, Germany, provides technology that enables large, complex 3D CAD data to be transferred to a tablet device for use in mobile visualization and comparison to real world conditions. This enables real time, actionable manufacturing insight for in-process inspection, assembly, guidance and positioning.
In August 2016, we acquired Laser Projection Technologies, Inc. (“LPT”) for a purchase price, net of cash acquired, of approximately $17.2 million, paid with cash on hand, subject to certain additional post-closing adjustments. LPT, located in Londonderry, New Hampshire, specializes in laser projection and measurement systems used throughout manufacturing environments around the globe to maximize productivity and efficiency. The acquisition enhances our portfolio of 3D measurement solutions and supports our long-term strategy to expand our presence in key markets.

In July 2016, we acquired BuildIT Software & Solutions Ltd. (“BuildIT”) for a purchase price, net of cash acquired, of approximately $3.9 million, paid with cash on hand, subject to certain additional post-closing adjustments. BuildIT, a software solutions business located in Montreal, Canada, specializes in process-configurable 3D metrology software solutions with hardware agnostic interfaces. The addition of BuildIT enhances our metrology portfolio, providing customers greater software options to use in a variety of applications to reduce inspection and assembly times and increase productivity.
The acquisitions of Nutfield, MWF, LPT, and BuildIT constitute business combinations as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations marked as “Preliminary” below are based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provided a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that may result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates. The purchase price allocations marked as “Final” below represent our final determination of the fair value of the assets acquired and liabilities assumed for such acquisitions.
Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	BuildIT	LPT	MWF	Nutfield
	(Final)	(Final)	(Preliminary)	(Preliminary)
Accounts receivable	$237	$54	$150	$160
Inventory	—	322	—	539
Other assets	36	160	666	96
Deferred income tax assets	—	1,112	—	—
Intangible assets	1,015	5,474	1,816	2,329
Goodwill (1)	3,393	11,922	5,364	2,488
Accounts payable and accrued liabilities	(95)	(747)	(700)	(12)
Other liabilities	(471)	(1,086)	(345)	(104)
Deferred income tax liabilities	(205)	—	(364)	—
Total purchase price, net of cash acquired	$3,910	$17,211	$6,587	$5,496

(1) The goodwill arising from the acquisitions is not expected to be tax deductible.
Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	BuildIT (Final)		LPT (Final)		MWF (Preliminary)		Nutfield (Preliminary)
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Trade name	$346	7	$64	1	$36	1	$29	1
Non-competition agreement	31	5	—	0	3	2	144	5
Technology	361	7	4,260	7	951	5	1,970	10
Customer relationship	277	7	1,150	7	826	5	95	10
Favorable in-place lease	—	0	—	0	—	0	$91	12
Fair value of intangible assets acquired	$1,015	7	$5,474	7	$1,816	5	$2,329	10

The goodwill for the Nutfield acquisition has been allocated to the Factory Metrology reporting segment. The goodwill for the BuildIT, LPT and MWF acquisitions was allocated in connection with our organizational structure realignment during 2016 using the relative fair value approach.
Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.9 million in acquisition and integration costs for the BuildIT, LPT, MWF and Nutfield acquisitions.
Pro forma financial results for BuildIT, LPT, MWF and Nutfield have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated results of operations.

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

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the inability of our sales and marketing programs to achieve their sales targets, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) inefficiencies in the management of our inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, (xviii) costs associated with our continued initiatives to reorganize our business around certain vertical markets, modernize our sales processes to improve the efficiency of our sales organization, accelerate and maintain a consistent schedule of new product introductions, and harmonize our global functions to improve operational effectiveness, (xix) investment costs associated with the training and ramp-up time for new sales people, and (xx) manufacturing inefficiencies associated with new product introductions;

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

•
other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2® and BuildIT software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion SCENE, FARO PointSense, and FARO public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling - Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO Laser ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
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
We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the six months ended June 30, 2017.
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
We successfully completed our primary initiatives during the first half of 2017, including the reorganization of our business to align around specific vertical markets. We expect to drive the remaining strategic initiatives to completion in 2017. Our ability to fully implement the remaining strategic initiatives is dependent upon a number of factors, including the continued development of our products to maintain our technological advantage and retention of key employees.
As a result of the reorganization discussed above, we realigned our business into three segments: Factory Metrology, Construction BIM-CIM and Other, as further discussed in Note 1 – Description of Business in Part I, Item 1 of this Quarterly Report on Form 10-Q. The presentation throughout this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 has been restated to reflect the change in reporting segments.
Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within the tables that follow may not add due to the use of rounded numbers. Percentages presented are calculated based on the respective amounts in thousands.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Sales
Product	$62,533	75.6%	$61,640	78.5%	$124,913	76.1%	$120,952	78.4%
Service	20,149	24.4%	16,898	21.5%	39,331	23.9%	33,334	21.6%
Total sales	82,682	100.0%	78,538	100.0%	164,244	100.0%	154,286	100.0%
Cost of Sales
Product	24,455	29.6%	25,062	31.9%	51,513	31.4%	49,058	31.8%
Service	11,467	13.9%	9,542	12.1%	22,222	13.5%	18,623	12.1%
Total cost of sales	35,922	43.4%	34,604	44.1%	73,735	44.9%	67,681	43.9%
Gross Profit	46,760	56.6%	43,934	55.9%	90,509	55.1%	86,605	56.1%
Operating Expenses:
Selling and marketing	26,022	31.5%	18,715	23.8%	48,894	29.8%	36,618	23.7%
General and administrative	11,877	14.4%	10,242	13.0%	22,576	13.7%	20,392	13.2%
Depreciation and amortization	3,989	4.8%	3,266	4.2%	7,707	4.7%	6,352	4.1%
Research and development	9,045	10.9%	7,214	9.2%	17,511	10.7%	14,416	9.3%
Total operating expenses	50,933	61.6%	39,437	50.2%	96,688	58.9%	77,778	50.4%
(Loss) income from operations	(4,173)	(5.0)%	4,497	5.7%	(6,179)	(3.8)%	8,827	5.7%
Other (income) expense
Interest income, net	(89)	(0.1)%	(54)	(0.1)%	(171)	(0.1)%	(98)	(0.1)%
Other expense, net	459	0.6%	240	0.3%	467	0.3%	991	0.6%
(Loss) income before income tax (benefit) expense	(4,543)	(5.5)%	4,311	5.5%	(6,475)	(3.9)%	7,934	5.1%
Income tax (benefit) expense	(918)	(1.1)%	919	1.2%	(1,389)	(0.8)%	1,462	0.9%
Net (loss) income	$(3,625)	(4.4)%	$3,392	4.3%	$(5,086)	(3.1)%	$6,472	4.2%

Consolidated Results
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Sales. Total sales increased $4.1 million, or 5.3%, to $82.7 million for the three months ended June 30, 2017 from $78.5 million for the three months ended June 30, 2016. Total product sales increased by $0.9 million, or 1.4%, to $62.5 million for the three months ended June 30, 2017 from $61.6 million for the three months ended June 30, 2016. Our product sales increased mostly due to higher average selling prices. Service revenue increased by $3.3 million, or 19.2%, to $20.1 million for the three months ended June 30, 2017 from $16.9 million for the three months ended June 30, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $1.4 million, decreasing our overall sales growth rate by approximately 1.7 percentage points, primarily due to the decline of the Euro, British pound sterling, Japanese yen and Chinese yuan renminbi relative to the U.S. dollar.
Gross profit. Gross profit increased $2.8 million, or 6.4%, to $46.8 million for the three months ended June 30, 2017 from $43.9 million for the three months ended June 30, 2016. Gross margin increased to 56.6% for the three months ended June 30, 2017 from 55.9% in the prior year period. Gross margin from product revenue increased by 1.6 percentage points to 60.9% for the three months ended June 30, 2017 from 59.3% in the prior year period. This increase was primarily due to higher average selling prices and an improvement in our manufacturing costs particularly in our Factory Metrology vertical. Gross margin from service revenue decreased by 0.4 percentage points to 43.1% for the three months ended June 30, 2017 from 43.5% for the prior year period primarily as a result of higher service-related headcount, partially offset by higher service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $7.3 million, or 39.0%, to $26.0 million for the three months ended June 30, 2017 from $18.7 million for the three months ended June 30, 2016. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 31.5% for the three months ended June 30, 2017, compared with 23.8% of sales for the three months ended June 30, 2016. Our worldwide period-ending selling headcount increased by 159, or 34.0%, to 627 at June 30, 2017, from 468 at June 30, 2016.
General and administrative expenses. General and administrative expenses increased by $1.6 million, or 16.0%, to $11.9 million for the three months ended June 30, 2017 from $10.2 million for the three months ended June 30, 2016. This increase was driven primarily by higher compensation and global system implementation expenses. General and administrative expenses increased to 14.4% of sales for the three months ended June 30, 2017 from 13.0% of sales for the three months ended June 30, 2016.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.7 million, or 22.1%, to $4.0 million for the three months ended June 30, 2017 from $3.3 million for the three months ended June 30, 2016. This increase was driven primarily by higher amortization of intangible assets related to our prior year acquisitions.
Research and development expenses. Research and development expenses increased by $1.8 million, or 25.4%, to $9.0 million for the three months ended June 30, 2017 from $7.2 million for the three months ended June 30, 2016. This increase was mainly due to higher compensation expense resulting from engineers added in connection with our acquisitions in 2016. Research and development expenses as a percentage of sales increased to 10.9% for the three months ended June 30, 2017 from 9.2% for the three months ended June 30, 2016.
Other expense, net. For the three months ended June 30, 2017, other expense, net increased by $0.2 million to $0.5 million from $0.2 million for the three months ended June 30, 2016. This increase was primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax (benefit) expense. Income tax benefit was $0.9 million for the three months ended June 30, 2017, compared with income tax expense of $0.9 million for the three months ended June 30, 2016. This change of $1.8 million was due to a pretax loss during the three months ended June 30, 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 20.2% for the three months ended June 30, 2017 compared with 21.3% in the prior year period. The decrease in our effective tax rate was primarily due to a shift in the geographic mix of pretax income expected for the full year 2017. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net (loss) income. Our net loss was $3.6 million for the three months ended June 30, 2017 compared to net income of $3.4 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Sales. Total sales increased $10.0 million, or 6.5%, to $164.2 million for the six months ended June 30, 2017 from $154.3 million for the six months ended June 30, 2016. Total product sales increased by $4.0 million, or 3.3%, to $124.9 million for the six months ended June 30, 2017 from $121.0 million for the six months ended June 30, 2016. Our product sales increase reflected higher unit sales especially in the Construction BIM-CIM vertical, partially offset by a decrease in average selling prices due to higher sales of service and demonstration inventory. Service revenue increased by $6.0 million, or 18.0%, to $39.3 million for the six months ended June 30, 2017 from $33.3 million for the six months ended June 30, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $2.7 million, decreasing our overall sales growth rate by approximately 1.7 percentage points, primarily due to the decline of the Euro, British pound sterling, Chinese yuan renminbi, and Japanese yen relative to the U.S. dollar.
Gross profit. Gross profit increased $3.9 million, or 4.5%, to $90.5 million for the six months ended June 30, 2017 from $86.6 million for the six months ended June 30, 2016. Gross margin, however, decreased to 55.1% for the six months ended June 30, 2017 from 56.1% in the prior year period. Gross margin from product revenue decreased by 0.6 percentage points to 58.8% for the six months ended June 30, 2017 from 59.4% in the prior year period. This decrease was primarily due to the production start-up of new core platform products and lower average selling prices for our products, in part due to increased sales of aged sales demonstration and service inventory. Gross margin from service revenue decreased by 0.6 percentage points to 43.5% for the six months ended June 30, 2017 from 44.1% for the prior year period primarily as a result of higher service-related headcount, partially offset by higher service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $12.3 million, or 33.5% to $48.9 million for the six months ended June 30, 2017 from $36.6 million for the six months ended June 30, 2016. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 29.8% for the six months ended June 30, 2017, compared with 23.7% of sales for the six months ended June 30, 2016. Our worldwide period-ending selling increased by 159, or 34.0%, to 627 at June 30, 2017, from 468 at June 30, 2016.
General and administrative expenses. General and administrative expenses increased by $2.2 million, or 10.7%, to $22.6 million for the six months ended June 30, 2017 from $20.4 million for the six months ended June 30, 2016. This increase was driven primarily by higher compensation, advisory services, and global system expenses. General and administrative expenses increased to 13.7% of sales for the six months ended June 30, 2017 from 13.2% of sales for the six months ended June 30, 2016.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.4 million, or 21.3%, to $7.7 million for the six months ended June 30, 2017 from $6.4 million for the six months ended June 30, 2016. This increase was driven primarily by higher amortization of intangible assets related to our prior year acquisitions and new production tooling for our new product drumbeat.
Research and development expenses. Research and development expenses increased by $3.1 million, or 21.5%, to $17.5 million for the six months ended June 30, 2017 from $14.4 million for the six months ended June 30, 2016. This increase was mainly due to higher compensation expense resulting from engineers added in connection with our acquisitions in 2016. Research and development expenses as a percentage of sales increased to 10.7% for the six months ended June 30, 2017 from 9.3% for the six months ended June 30, 2016.
Other expense, net. For the six months ended June 30, 2017, other expense, net decreased by $0.5 million to $0.5 million from $1.0 million for the six months ended June 30, 2016. This change was primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax (benefit) expense. Income tax benefit was $1.4 million for the six months ended June 30, 2017, compared with income tax expense of $1.5 million for the six months ended June 30, 2016. This change of $2.9 million was due to a pretax loss during the six months ended June 30, 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 21.5% for the six months ended June 30, 2017 compared with 18.4% in the prior year period. The increase in our effective tax rate was due to a shift in the geographic mix of pretax income. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net (loss) income. Our net loss was $5.1 million for the six months ended June 30, 2017 compared to net income of $6.5 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Total sales by segment for the three months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Three Months Ended
	June 30, 2017	% of Total	June 30, 2016	% of Total
Factory Metrology	$57,209	69.2%	$56,151	71.5%
Construction BIM-CIM	18,859	22.8%	16,659	21.2%
Other	6,614	8.0%	5,728	7.3%
Total sales	$82,682		$78,538

We use segment profit to evaluate the performance of our reportable segments, which are Factory Metrology, Construction BIM-CIM and Other. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the three months ended June 30, 2017 and 2016 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to (loss) income from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Factory Metrology
(dollars in thousands)	Three Months Ended
	June 30, 2017	June 30, 2016
Total sales	$57,209	$56,151
Segment profit	$16,696	$18,559
Segment profit as a % of Factory Metrology segment sales	29.2%	33.1%
Sales. Total sales in our Factory Metrology segment increased $1.1 million, or 1.9%, to $57.2 million for the three months ended June 30, 2017 from $56.2 million in the prior year period, mostly driven by slightly higher average selling prices and growth in service revenue.
Segment profit. Segment profit in our Factory Metrology segment decreased $1.9 million, or 10.0%, to $16.7 million for the three months ended June 30, 2017 from $18.6 million in the prior year period. This decrease was primarily due to higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM-CIM
(dollars in thousands)	Three Months Ended
	June 30, 2017	June 30, 2016
Total sales	$18,859	$16,659
Segment profit	$4,314	$4,284
Segment profit as a % of Construction BIM-CIM segment sales	22.9%	25.7%
Sales. Total sales in our Construction BIM-CIM segment increased $2.2 million, or 13.2%, to $18.9 million for the three months ended June 30, 2017 from $16.7 million in the prior year period, primarily reflecting an increase in service revenue and higher average selling prices.
Segment profit. Segment profit in our Construction BIM-CIM segment remained flat, primarily driven by the aforementioned increase in sales, mostly offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Other
(dollars in thousands)	Three Months Ended
	June 30, 2017	June 30, 2016
Total sales	$6,614	$5,728
Segment (loss) profit	$(272)	$2,376
Segment profit as a % of Other segment sales	(4.1)%	41.5%
Sales. Total sales in our Other segment increased $0.9 million, or 15.5%, to $6.6 million for the three months ended June 30, 2017 from $5.7 million in the prior year period, primarily due to higher sales in our Public Safety Forensics and 3D Solutions verticals.
Segment (loss) profit. Segment loss in our Other segment was $0.3 million for the three months ended June 30, 2017 compared with segment profit of $2.4 million in the prior year period. This change of $2.6 million was primarily due to higher selling and marketing expense resulting from an increase in selling headcount as part of our strategic initiatives to staff emerging verticals with a dedicated sales force to accelerate the pace of sales growth.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Total sales by segment for the six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Six Months Ended
	June 30, 2017	% of Total	June 30, 2016	% of Total
Factory Metrology	$114,190	69.5%	$110,108	71.4%
Construction BIM-CIM	37,800	23.0%	31,604	20.5%
Other	12,254	7.5%	12,574	8.1%
Total sales	$164,244		$154,286

Factory Metrology
(dollars in thousands)	Six Months Ended
	June 30, 2017	June 30, 2016
Total sales	$114,190	$110,108
Segment profit	$33,352	$36,729
Segment profit as a % of Factory Metrology segment sales	29.2%	33.4%
Sales. Total sales in our Factory Metrology segment increased $4.1 million, or 3.7%, to $114.2 million for the six months ended June 30, 2017 from $110.1 million in the prior year period, mostly driven by higher product unit sales and growth in service revenue.
Segment profit. Segment profit in our Factory Metrology segment decreased $3.4 million, or 9.2%, to $33.4 million for the six months ended June 30, 2017 from $36.7 million in the prior year period. This decrease was primarily due to higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM-CIM
(dollars in thousands)	Six Months Ended
	June 30, 2017	June 30, 2016
Total sales	$37,800	$31,604
Segment profit	$8,392	$8,164
Segment profit as a % of Construction BIM-CIM segment sales	22.2%	25.8%
Sales. Total sales in our Construction BIM-CIM segment increased $6.2 million, or 19.6%, to $37.8 million for the six months ended June 30, 2017 from $31.6 million in the prior year period, primarily reflecting an increase in service revenue and higher product unit sales.
Segment profit. Segment profit in our Construction BIM-CIM segment increased $0.2 million to $8.4 million for the six months ended June 30, 2017 from $8.2 million in the prior year period, primarily driven by the increase in sales, mostly offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Other
(dollars in thousands)	Six Months Ended
	June 30, 2017	June 30, 2016
Total sales	$12,254	$12,574
Segment (loss) profit	$(129)	$5,094
Segment profit as a % of Other segment sales	(1.1)%	40.5%

Sales. Total sales in our Other segment decreased $0.3 million, or 2.5%, to $12.3 million for the six months ended June 30, 2017 from $12.6 million in the prior year period, primarily due to lower unit sales in our Product Design vertical, partially offset by higher unit sales in our Public Safety and 3D Solutions verticals.
Segment (loss) profit. Segment loss in our Other segment was $0.1 million for the six months ended June 30, 2017 compared with segment profit of $5.1 million in the prior year period. This change of $5.2 million was primarily due to higher selling and marketing expense resulting from an increase in selling headcount as part of our strategic initiatives to staff emerging verticals with a dedicated sales force to accelerate the pace of sales growth.

Liquidity and Capital Resources
Cash and cash equivalents increased by $11.4 million to $117.6 million at June 30, 2017 from $106.2 million at December 31, 2016. The increase was primarily driven by the maturity of a U.S. Treasury Bill in the amount of $21.0 million that was not re-invested, offset by cash paid for acquisitions of $5.5 million and $4.4 million of cash used in operating activities during the six months ended June 30, 2017.
Cash flows from operating activities provide our primary sources of liquidity. Cash used in operations was $4.4 million during the six months ended June 30, 2017, compared to cash provided by operations of $27.7 million during the six months ended June 30, 2016. The change was mainly due to our net loss in the six months ended June 30, 2017, an increase in inventory to support new product introductions and a lower reduction in accounts receivable primarily due to higher sales during the six months ended June 30, 2017.
Cash flows provided by investing activities during the six months ended June 30, 2017 and June 30, 2016 were $11.2 million compared to $3.3 million used in investing activities for the six months ended June 30, 2016. The increase in cash provided by investing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the maturity of a U.S. Treasury Bill in the amount of $21.0 million that was not re-invested, partially offset by the $5.5 million in cash paid for the acquisition of Nutfield Technology in April 2017.
Cash flows provided by financing activities during the six months ended June 30, 2017 and June 30, 2016 were $0.3 million and $0.6 million, respectively. The decrease was primarily due to a decrease in proceeds from the issuance of stock in connection with the exercise of stock options.
Of our cash and cash equivalents, $99.9 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2017 under this program. As of June 30, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2017, we had $37.2 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2017, we also had $9.5 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the six months ended June 30, 2017 or the year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2017, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 60% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the six months ended June 30, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC,our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and in this Item 1A are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. Except as set forth below, as of June 30, 2017, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017:
The risk factor entitled “We are subject to the impact of governmental and other similar certification processes and regulations, which could adversely affect our business and results of operations.” has been updated to read as follows:

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
Manufacturers of electrical goods are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. While we currently hold WEEE registration and are in compliance with the directives of the European Union, including the RoHS2 directive, parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. If we do not comply with any such initiatives, our sales and results of operations could be materially impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2017 under this program. As of June 30, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

FARO Technologies, Inc.
(Registrant)

Date: August 1, 2017	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)