Form 10-Q
period 2017-09-30
FARO TECHNOLOGIES INC
filed 2017-10-26
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,711,152 shares of the registrant’s common stock outstanding as of October 24, 2017.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$129,841	$106,169
Short-term investments	10,970	42,942
Accounts receivable, net	60,449	61,364
Inventories, net	59,044	51,886
Prepaid expenses and other current assets	20,919	16,304
Total current assets	281,223	278,665
Property and equipment:
Machinery and equipment	66,049	57,063
Furniture and fixtures	6,863	6,099
Leasehold improvements	19,588	18,778
Property and equipment, at cost	92,500	81,940
Less: accumulated depreciation and amortization	(60,189)	(50,262)
Property and equipment, net	32,311	31,678
Goodwill	52,567	46,744
Intangible assets, net	22,983	22,279
Service and sales demonstration inventory, net	35,250	29,136
Deferred income tax assets, net	14,498	14,307
Other long-term assets	1,049	905
Total assets	$439,881	$423,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,964	$11,126
Accrued liabilities	22,507	24,572
Income taxes payable	—	618
Current portion of unearned service revenues	29,080	27,422
Customer deposits	3,065	2,872
Total current liabilities	66,616	66,610
Unearned service revenues - less current portion	12,665	13,813
Deferred income tax liabilities	1,683	1,409
Other long-term liabilities	2,191	2,225
Total liabilities	83,155	84,057
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,197,628 and 18,170,267 issued, respectively; 16,711,152 and 16,680,791 outstanding, respectively	18	18
Additional paid-in capital	218,242	212,602
Retained earnings	179,682	183,436
Accumulated other comprehensive loss	(9,387)	(24,561)
Common stock in treasury, at cost; 1,486,476 and 1,489,476 shares, respectively	(31,829)	(31,838)
Total shareholders’ equity	356,726	339,657
Total liabilities and shareholders’ equity	$439,881	$423,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales
Product	$68,563	$61,280	$193,476	$182,232
Service	21,687	18,320	61,018	51,654
Total sales	90,250	79,600	254,494	233,886
Cost of Sales
Product	26,673	25,880	78,186	74,938
Service	11,543	11,042	33,765	29,665
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	38,216	36,922	111,951	104,603
Gross Profit	52,034	42,678	142,543	129,283
Operating Expenses:
Selling and marketing	25,990	19,781	74,884	56,399
General and administrative	10,307	10,747	32,883	31,139
Depreciation and amortization	4,368	3,381	12,075	9,733
Research and development	9,019	7,928	26,530	22,344
Total operating expenses	49,684	41,837	146,372	119,615
Income (loss) from operations	2,350	841	(3,829)	9,668
Other (income) expense
Interest income, net	(78)	(21)	(249)	(119)
Other (income) expense, net	(147)	(167)	320	824
Income (loss) before income tax expense (benefit)	2,575	1,029	(3,900)	8,963
Income tax expense (benefit)	947	(61)	(442)	1,401
Net income (loss)	$1,628	$1,090	$(3,458)	$7,562
Net income (loss) per share - Basic	$0.10	$0.07	$(0.21)	$0.45
Net income (loss) per share - Diluted	$0.10	$0.07	$(0.21)	$0.45
Weighted average shares - Basic	16,708,446	16,674,176	16,697,729	16,647,662
Weighted average shares - Diluted	16,796,518	16,701,617	16,697,729	16,669,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$1,628	$1,090	$(3,458)	$7,562
Currency translation adjustments, net of income tax	3,875	1,339	15,174	6,165
Comprehensive income	$5,503	$2,429	$11,716	$13,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Cash flows from:
Operating activities:
Net (loss) income	$(3,458)	$7,562
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,075	9,733
Stock-based compensation	4,823	4,068
Provision for bad debts	321	727
Loss on disposal of assets	263	814
Provision for excess and obsolete inventory	1,271	2,937
Deferred income tax expense (benefit)	224	(734)
Income tax benefit from exercise of stock options	—	(354)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	3,701	12,850
Inventories	(11,450)	(8,689)
Prepaid expenses and other current assets	(3,834)	(995)
(Decrease) increase in:
Accounts payable and accrued liabilities	(2,774)	1,128
Income taxes payable	(598)	—
Customer deposits	(6)	(1,155)
Unearned service revenues	(1,326)	559
Net cash (used in) provided by operating activities	(768)	28,451
Investing activities:
Proceeds from sale of investments	32,000	11,000
Purchases of property and equipment	(6,081)	(5,272)
Payments for intangible assets	(1,345)	(1,440)
Acquisition of business	(5,496)	(20,911)
Net cash provided by (used in) investing activities	19,078	(16,623)
Financing activities:
Payments on capital leases	(6)	(6)
Payment of contingent consideration for acquisitions	(521)	(434)
Income tax benefit from exercise of stock options	—	354
Proceeds from issuance of stock	387	519
Net cash (used in) provided by financing activities	(140)	433
Effect of exchange rate changes on cash and cash equivalents	5,502	1,732
Increase in cash and cash equivalents	23,672	13,993
Cash and cash equivalents, beginning of period	106,169	107,356
Cash and cash equivalents, end of period	$129,841	$121,349
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

•
The Other reporting segment includes our Product Design, Public Safety Forensics and 3D Machine Vision (formerly known as 3D Solutions) operating segments. Our Product Design operating segment provides advanced 3D solutions to assist in the engineering or design of a movable object, enabling a full digital workflow for applications that include reverse engineering and virtual simulation. Our Public Safety Forensics operating segment provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our 3D Machine Vision operating segment provides solutions to customers who require customized 3D measurement and realization solutions not otherwise addressed by our off-the-shelf product offerings.

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Other reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of FASB ASC Topic 280. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments. The amounts related to our segment information for the three and nine months ended September 30, 2016 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments. Each of our reporting segments employs consistent accounting policies. See Note 15 – Segment Reporting for further information.
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any future interim period.
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
NOTE 4 – RECLASSIFICATIONS
Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. Certain prior period stock compensation expenses were reclassified between cost of product sales, cost of service sales, selling and marketing, general and administrative, and research and development expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 to reflect the appropriate departmental costs. In addition, deferred income tax assets, net were reclassified from current to non-current in our condensed consolidated balance sheet as of December 31, 2016 as a result of adopting Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). See Note 5 – Impact of Recently Issued Accounting Pronouncements for further details.
NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, ASC Topic 805 recognizes three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the new guidance (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The new guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. ASU 2017-01 provides more stringent criteria for sets without outputs and more narrowly defines the term output.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which removes the prohibition in ASC Topic 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU requires the tax effects of intra-entity transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and is effective for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. Currently, we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements. We will continue to monitor our business for changes that could be impacted due to the adoption of this guidance.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU and subsequently issued amendments to it are effective for us on January 1, 2018 and permit the use of either the full retrospective or modified retrospective method.

We are currently evaluating the effect that this guidance will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. The following is a status of our evaluation of impacts by significant revenue stream:

•Measurement equipment and related software: Under current accounting guidance, sales of measurement, imaging and realization equipment and related software sales are generally recognized upon shipment, as we consider the earnings process complete as of the shipping date. The related software sold with our measurement, imaging and realization equipment functions together with such equipment to deliver the tangible product’s essential functionality. Upon adopting the new guidance, we do not expect material changes to our accounting for revenue related to our measurement, imaging and realization equipment and related software.
•Extended warranties: Under current accounting guidance, extended warranty sales are recognized on a straight-line basis over the term of the warranty. Upon adopting the new guidance, we do not expect material changes to our accounting for revenue related to extended warranties.
•Software: Under current accounting guidance, software only sales are recognized when no further significant production, modification or customization of the software is required and when the following criteria are met: persuasive evidence of a sales agreement exists, delivery has occurred, and the sales price is fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement. Upon adopting the new guidance, we do not expect material changes to our accounting for revenue related to software only sales and maintenance renewals.
Currently, we recognize sales commission expense as incurred. Under the new guidance, we expect to capitalize the commission expense for those sales arrangements that extend beyond one year and amortize such costs ratably over the term of the contract. As a result, we expect to have an increase in deferred costs on our consolidated balance sheet upon the adoption of the new guidance; however, we are still evaluating the expected impact of this change on our consolidated balance sheet. We do not expect that this will result in a material change to our results of operations or cash flows.
We plan to adopt this guidance utilizing the modified retrospective method and plan to apply the modified retrospective method only to contracts that are not completed as of the date of initial adoption, an option that is available under ASC Topic 606.
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
Under the new guidance, all tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows. This approach incorporates the net of the inflow and outflow from all tax-related cash flows resulting from share-based payments in the deferred income tax expense (benefit) line item and presents it along with other income tax cash flows as operating activities in the statement of cash flows. Effective January 1, 2017, we adopted this portion of the guidance on a prospective basis and therefore did not restate the prior period's condensed consolidated statement of cash flows.
We also elected to account for forfeitures related to the service condition-based awards as they occur effective January 1, 2017, which is a change from previous guidance that required an estimate of forfeitures. However, we continue to assess performance condition-based awards quarterly as required. In adopting the new policy using a modified retrospective approach, we assessed the cumulative effect adjustment and recorded to retained earnings the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures. The cumulative effect adjustment recorded to retained earnings, net of income tax benefit, was not material.
In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. ASU 2015-17 became effective for us on January 1, 2017. We adopted this guidance on a retrospective basis, which resulted in the reclassification of current deferred tax assets totaling approximately $7.6 million as of December 31, 2016 from current to non-current in these condensed consolidated financial statements.
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
We have three compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2004 Equity Incentive Plan (“2004 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2014, our shareholders approved the 2014 Plan, authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. Under the terms of the 2014 Plan, we are not permitted to make any further grants under the 2004 Plan or the 2009 Plan.
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

The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the nine months ended September 30, 2017 and September 30, 2016 and valued using the Black-Scholes option valuation model was $14.51 and $12.42 per option, respectively. For stock options granted during the nine months ended September 30, 2017 and September 30, 2016 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	1.88% - 2.02%	1.06% - 1.21%
Expected dividend yield	—%	—%
Expected term of option	5 years	4 years
Expected volatility	45.2%	46.7% - 47.0%
Weighted-average expected volatility	45.2%	46.7%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.
A summary of stock option activity and weighted-average exercise prices during the nine months ended September 30, 2017 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2017
Outstanding at January 1, 2017	1,090,160	$48.02
Granted	267,039	34.79
Forfeited or expired	(72,015)	44.39
Exercised	(14,520)	26.68
Unearned performance-based options	(19,362)	59.97
Outstanding at September 30, 2017	1,251,302	$45.47	4.2	$2,235
Options exercisable at September 30, 2017	963,891	$42.82	3.0	$612
The total intrinsic value of stock options exercised during each of the three months ended September 30, 2017 and September 30, 2016 was less than $0.1 million. For the nine months ended September 30, 2017 and September 30, 2016, the total intrinsic value of stock options exercised in the respective periods was $0.1 million and $1.7 million.
The fair value of stock options vested during each of the three months ended September 30, 2017 and September 30, 2016 was less than $0.1 million. The fair value of stock options vested during the nine months ended September 30, 2017 and September 30, 2016 was $3.0 million and $3.5 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	150,682	$33.39
Granted	152,207	35.42
Forfeited	(20,844)	33.84
Vested	(21,101)	33.65
Unearned performance-based awards	(604)	52.83
Non-vested at September 30, 2017	260,340	$34.60
We recorded total stock-based compensation expense of $1.6 million and $1.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $4.8 million and $4.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

As of September 30, 2017, there was $11.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.0 years.
NOTE 7 – CASH AND CASH EQUIVALENTS
We consider cash on hand and all short-term, highly liquid investments that have original maturities of three months or less at the time of purchase to be cash and cash equivalents.
NOTE 8 – SHORT TERM INVESTMENTS
Short-term investments at September 30, 2017 consisted of U.S Treasury Bills totaling $11.0 million that mature through January 11, 2018.  Short-term investments at December 31, 2016 consisted of U.S. Treasury Bills totaling $42.9 million that matured through June 15, 2017. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at September 30, 2017 and December 31, 2016 were classed as Level 1, as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 14 – Fair Value of Financial Instruments.
NOTE 9 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2017	As of December 31, 2016
Accounts receivable	$62,489	$63,193
Allowance for doubtful accounts	(2,040)	(1,829)
Total	$60,449	$61,364
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
Inventories consist of the following:

	As of September 30, 2017	As of December 31, 2016
Raw materials	$39,285	$36,760
Finished goods	19,759	15,126
Inventories, net	$59,044	$51,886

Service and sales demonstration inventory, net	$35,250	$29,136

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) or income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee and director stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss, which we did for the nine months ended September 30, 2017, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and nine months ended September 30, 2017, there were approximately 1,143,523 and 1,145,632 shares, respectively, issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and nine months ended September 30, 2016, there were approximately 1,002,856 and 1,042,366, respectively, shares issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,708,446	$0.10	16,674,176	$0.07
Effect of dilutive securities	88,072	—	27,441	—
Diluted EPS	16,796,518	$0.10	16,701,617	$0.07

	Nine months ended
	September 30, 2017		September 30, 2016
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	16,697,729	$(0.21)	16,647,662	$0.45
Effect of dilutive securities	—	—	21,888	—
Diluted EPS	16,697,729	$(0.21)	16,669,550	$0.45

NOTE 12 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2017	As of December 31, 2016
Accrued compensation and benefits	$12,347	$13,649
Accrued warranties	2,584	2,594
Professional and legal fees	1,442	1,775
Taxes other than income	2,697	4,026
Other accrued liabilities	3,437	2,528
	$22,507	$24,572

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Balance, beginning of period	$2,594	$2,309
Provision for warranty expense	2,606	2,292
Fulfillment of warranty obligations	(2,616)	(1,925)
Balance, end of period	$2,584	$2,676
NOTE 13 – INCOME TAXES
For the three months ended September 30, 2017, we recorded income tax expense of $0.9 million compared with an income tax benefit of $0.1 million for the three months ended September 30, 2016. Our effective tax rate was 36.8% for the three months ended September 30, 2017 compared with a 5.9% benefit in the prior year period. The change in our income tax expense (benefit) and the increase in our effective tax rate were primarily due to a shift in the geographic mix of pretax income expected for the full year 2017.
For the nine months ended September 30, 2017, we recorded an income tax benefit of $0.4 million compared with income tax expense of $1.4 million for the nine months ended September 30, 2016. This change of $1.8 million was due to a pretax loss during the nine months ended September 30, 2017 compared to pretax income in the same period of 2016. Our effective tax rate decreased by 4.3 percentage points to 11.3% for the nine months ended September 30, 2017 from 15.6% for the same period of 2016. The change was primarily due to the pretax loss during the nine months ended September 30, 2017 compared with pretax income during the same period of 2016 and a shift in the geographic mix of pretax income expected for the full year 2017. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction.
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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,970	$—	$—
Total	$10,970	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$1,742
Total	$—	$—	$1,742
	As of December 31, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,942	$—	$—
Total	$42,942	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The remaining undiscounted maximum payment under the arrangements is $5.6 million. We estimated the fair value of the contingent consideration using a Monte Carlo Simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses not observable in the market, and thus represents a Level 3 measure. During the three and nine months ended September 30, 2017, we paid $0.5 million as part of these arrangements. During the three and nine months ended September 30, 2016, we paid $0.3 million and $0.4 million, respectively, as part of these arrangements. The remaining change in the fair value of the contingent consideration from December 31, 2016 to September 30, 2017 is related to changes in foreign currency rates.

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
Our segment structure presented below represents a change from geographic segments due to the reorganization which took place in the year ended December 31, 2016. The amounts for the three and nine months ended September 30, 2016 have been restated to reflect the change in reporting segments. Each of our segments employs consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of total segment profit to Income (Loss) from Operations included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended September 30, 2017

Total sales	$59,339	$22,751	$8,160	$90,250
Segment profit	$20,144	$5,407	$493	$26,044
General and administrative				10,307
Depreciation and amortization				4,368
Research and development				9,019
Income from operations				$2,350

	Factory Metrology	Construction BIM-CIM	Other	Total
Three Months Ended September 30, 2016

Total sales	$58,310	$15,925	$5,365	$79,600
Segment profit	$16,305	$4,704	$1,888	$22,897
General and administrative				10,747
Depreciation and amortization				3,381
Research and development				7,928
Income from operations				$841

	Factory Metrology	Construction BIM-CIM	Other	Total
Nine Months Ended September 30, 2017

Total sales	$173,531	$60,550	$20,413	$254,494
Segment profit	$53,497	$13,799	$363	$67,659
General and administrative				32,883
Depreciation and amortization				12,075
Research and development				26,530
Loss from operations				$(3,829)

	Factory Metrology	Construction BIM-CIM	Other	Total
Nine Months Ended September 30, 2016

Total sales	$168,418	$47,529	$17,939	$233,886
Segment profit	$53,034	$12,868	$6,982	$72,884
General and administrative				31,139
Depreciation and amortization				9,733
Research and development				22,344
Income from operations				$9,668

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating and capital leases that expire in or before 2026. Total obligations under these leases are approximately $7.1 million for 2017.
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2017, we had approximately $44.6 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 30, 2017, we also had $0.6 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.
NOTE 17 – BUSINESS COMBINATIONS

In April 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of approximately $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements for the three and nine months ended September 30, 2017.
In December 2016, we acquired MWF-technology, GmbH (“MWF”) for a purchase price, net of cash acquired, of approximately $6.6 million, paid with cash on hand. MWF, an innovator in mobile augmented reality solutions located near Frankfurt, Germany, provides technology that enables large, complex 3D CAD data to be transferred to a tablet device for use in mobile visualization and comparison to real world conditions. This enables real time, actionable manufacturing insight for in-process inspection, assembly, guidance and positioning.
In August 2016, we acquired Laser Projection Technologies, Inc. (“LPT”) for a purchase price, net of cash acquired, of approximately $17.2 million, paid with cash on hand. LPT, located in Londonderry, New Hampshire, specializes in laser projection and measurement systems used throughout manufacturing environments around the globe to maximize productivity and efficiency. The acquisition enhances our portfolio of 3D measurement solutions and supports our long-term strategy to expand our presence in key markets.
In July 2016, we acquired BuildIT Software & Solutions Ltd. (“BuildIT”) for a purchase price, net of cash acquired, of approximately $3.9 million, paid with cash on hand. BuildIT, a software solutions business located in Montreal, Canada, specializes in process-configurable 3D metrology software solutions with hardware agnostic interfaces. The addition of BuildIT enhances our metrology portfolio, providing customers greater software options to use in a variety of applications to reduce inspection and assembly times and increase productivity.
The acquisitions of Nutfield, MWF, LPT, and BuildIT constitute business combinations as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition.
Following is a summary of our final allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	BuildIT	LPT	MWF	Nutfield
Accounts receivable	$237	$54	$150	$160
Inventory	—	322	—	539
Other assets	36	160	666	96
Deferred income tax assets	—	1,112	—	—
Intangible assets	1,015	5,474	1,816	2,329
Goodwill (1)	3,393	11,922	5,364	2,488
Accounts payable and accrued liabilities	(95)	(747)	(700)	(12)
Other liabilities	(471)	(1,086)	(345)	(104)
Deferred income tax liabilities	(205)	—	(364)	—
Total purchase price, net of cash acquired	$3,910	$17,211	$6,587	$5,496

(1) The goodwill arising from the acquisitions is not expected to be tax deductible.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	BuildIT		LPT		MWF		Nutfield
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Trade name	$346	7	$64	1	$36	1	$29	1
Non-competition agreement	31	5	—	0	3	2	144	5
Technology	361	7	4,260	7	951	5	1,970	10
Customer relationship	277	7	1,150	7	826	5	95	10
Favorable in-place lease	—	0	—	0	—	0	91	12
Fair value of intangible assets acquired	$1,015	7	$5,474	7	$1,816	5	$2,329	10

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

•
risks associated with expanding international operations, such as fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, increased political and economic instability, compliance with potentially evolving import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

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

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the inability of our sales and marketing programs to achieve their sales targets, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) inefficiencies in the management of our inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, (xviii) investment costs associated with the training and ramp-up time for new sales people, and (xix) manufacturing inefficiencies associated with new product introductions;

•	our ability to achieve profitability;

•	changes in gross margins due to a changing mix of products sold and the different gross margins on different products and sales channels;

•	our inability to successfully comply with the requirements of the Restriction of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive in the European Union;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of our growth;

•	the impact of reductions or projected reductions in government spending, particularly in the defense sector;

•	variations in the effective income tax rate and the difficulty in predicting the tax rate on a quarterly and annual basis;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the impact of changes in technologies on the competitiveness of our products or their components;

•	the impact of new product introductions;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our tax rate;

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and

•
other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A. Risk Factors in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017.

Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO Laser ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2® and BuildIT software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion SCENE, FARO PointSense, and FARO public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling - Construction Information Management (“Construction BIM-CIM”) and Public

Safety Forensics verticals. Our FARO Laser ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual Inspect enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
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
We manufacture our FaroArm®, FARO Laser ScanArm®, FARO Gage, and FARO Laser TrackerTM products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facilities located in Florida and Pennsylvania for customer orders from the Americas. We manufacture our FARO Focus3D in our manufacturing facilities located in Germany and Switzerland for customer orders from Europe, the Middle East, Africa and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3DX products in our facility located in Germany. We manufacture our FARO Laser Projection products in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through the remainder of 2017.
We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the nine months ended September 30, 2017.
Over the past decade, we have achieved profitability on an annual basis, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year. Historically, our sales have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.
We began undertaking several important strategic initiatives in 2016 that we believe will drive our long-term growth and profitability, including:

•	reorganizing our business to align our sales, marketing, product management and research and development around specific vertical markets and to better define our end market applications;

•
modernizing our sales process to improve the efficiency of our sales organization by supplementing our current direct sales approach of conducting on-site demonstrations with multimedia, web-based demonstrations and cloud-based customer relations development;

•	accelerating and maintaining a consistent schedule of new product introductions; and

•	reorganizing all functions, processes and people to a harmonized global mindset from our historically regional business structure to improve operational efficiencies.
We successfully completed these primary initiatives during the first half of 2017, including the reorganization of our business to align around specific vertical markets.
As a result of the reorganization discussed above, we realigned our business into three segments: Factory Metrology, Construction BIM-CIM and Other, as further discussed in Note 1 – Description of Business in Part I, Item 1 of this Quarterly Report on Form 10-Q. The presentation throughout this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 has been restated to reflect the change in reporting segments.

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

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Sales
Product	$68,563	76.0%	$61,280	77.0%	$193,476	76.0%	$182,232	77.9%
Service	21,687	24.0%	18,320	23.0%	61,018	24.0%	51,654	22.1%
Total sales	90,250	100.0%	79,600	100.0%	254,494	100.0%	233,886	100.0%
Cost of Sales
Product	26,673	29.6%	25,880	32.5%	78,186	30.7%	74,938	32.0%
Service	11,543	12.8%	11,042	13.9%	33,765	13.3%	29,665	12.7%
Total cost of sales	38,216	42.3%	36,922	46.4%	111,951	44.0%	104,603	44.7%
Gross Profit	52,034	57.7%	42,678	53.6%	142,543	56.0%	129,283	55.3%
Operating Expenses:
Selling and marketing	25,990	28.8%	19,781	24.9%	74,884	29.4%	56,399	24.1%
General and administrative	10,307	11.4%	10,747	13.5%	32,883	12.9%	31,139	13.3%
Depreciation and amortization	4,368	4.8%	3,381	4.2%	12,075	4.7%	9,733	4.2%
Research and development	9,019	10.0%	7,928	10.0%	26,530	10.4%	22,344	9.6%
Total operating expenses	49,684	55.1%	41,837	52.6%	146,372	57.5%	119,615	51.1%
Income (loss) from operations	2,350	2.6%	841	1.1%	(3,829)	(1.5)%	9,668	4.1%
Other (income) expense
Interest income, net	(78)	(0.1)%	(21)	—%	(249)	(0.1)%	(119)	(0.1)%
Other (income) expense, net	(147)	(0.2)%	(167)	(0.2)%	320	0.1%	824	0.4%
Income (loss) before income tax expense (benefit)	2,575	2.9%	1,029	1.3%	(3,900)	(1.5)%	8,963	3.8%
Income tax expense (benefit)	947	1.0%	(61)	(0.1)%	(442)	(0.2)%	1,401	0.6%
Net income (loss)	$1,628	1.8%	$1,090	1.4%	$(3,458)	(1.4)%	$7,562	3.2%

Consolidated Results
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Sales. Total sales increased $10.7 million, or 13.4%, to $90.3 million for the three months ended September 30, 2017 from $79.6 million for the three months ended September 30, 2016. Total product sales increased by $7.3 million, or 11.9%, to $68.6 million for the three months ended September 30, 2017 from $61.3 million for the three months ended September 30, 2016. Our product sales increased primarily due to increased unit sales in our Construction BIM-CIM vertical and in our other segment, which includes our Public Safety Forensics and Product Design verticals, and higher average selling prices in our Factory Metrology vertical. Service revenue increased by $3.4 million, or 18.4%, to $21.7 million for the three months ended September 30, 2017 from $18.3 million for the three months ended September 30, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a positive impact on sales of $0.7 million, increasing our overall sales growth rate by approximately 0.9 percentage points, primarily due to the strengthening of the Euro, partially offset by the decline of the Japanese yen, relative to the U.S. dollar.
Gross profit. Gross profit increased $9.3 million, or 21.9%, to $52.0 million for the three months ended September 30, 2017 from $42.7 million for the three months ended September 30, 2016. Gross margin increased to 57.7% for the three months ended September 30, 2017 from 53.6% in the prior year period. Gross margin from product revenue increased by 3.3 percentage points to 61.1% for the three months ended September 30, 2017 from 57.8% in the prior year period. This increase was primarily due to higher average selling prices in our Factory Metrology vertical as a result of new product introductions. Gross margin from service revenue increased by 7.1 percentage points to 46.8% for the three months ended September 30, 2017 from 39.7% for the prior year period primarily as a result of higher service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $6.2 million, or 31.4%, to $26.0 million for the three months ended September 30, 2017 from $19.8 million for the three months ended September 30, 2016. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 28.8% for the three months ended September 30, 2017, compared with 24.9% of sales for the three months ended September 30, 2016. Our worldwide period-ending selling headcount increased by 133, or 26.5%, to 635 at September 30, 2017, from 502 at September 30, 2016.
General and administrative expenses. General and administrative expenses decreased by $0.4 million, or 4.1%, to $10.3 million for the three months ended September 30, 2017 from $10.7 million for the three months ended September 30, 2016. This decrease was driven primarily by a decrease in compensation and travel expenses. General and administrative expenses decreased to 11.4% of sales for the three months ended September 30, 2017 from 13.5% of sales for the three months ended September 30, 2016.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.0 million, or 29.2%, to $4.4 million for the three months ended September 30, 2017 from $3.4 million for the three months ended September 30, 2016. This increase was driven primarily by higher amortization of intangible assets related to acquisitions and new production tooling for the manufacture of new products.
Research and development expenses. Research and development expenses increased by $1.1 million, or 13.8%, to $9.0 million for the three months ended September 30, 2017 from $7.9 million for the three months ended September 30, 2016. This increase was mainly due to higher compensation expense resulting from increased headcount in connection with our acquisitions. Research and development expenses as a percentage of sales was 10.0% for the three months ended September 30, 2017 and September 30, 2016.
Other (income) expense, net. For the three months ended September 30, 2017, other income, net, which is largely driven by the effect of foreign exchange rates, remained unchanged when compared to the three months ended September 30, 2016.
Income tax expense (benefit). Income tax expense was $0.9 million for the three months ended September 30, 2017, compared with an income tax benefit of $0.1 million for the three months ended September 30, 2016. Our effective tax rate was 36.8% for the three months ended September 30, 2017 compared with a 5.9% benefit in the prior year period. The change in our income tax expense (benefit) and the increase in our effective tax rate were primarily due to a shift in the geographic mix of pretax income expected for the full year 2017. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net income. Our net income was $1.6 million for the three months ended September 30, 2017 compared to $1.1 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Sales. Total sales increased $20.6 million, or 8.8%, to $254.5 million for the nine months ended September 30, 2017 from $233.9 million for the nine months ended September 30, 2016. Total product sales increased by $11.3 million, or 6.2%, to $193.5 million for the nine months ended September 30, 2017 from $182.2 million for the nine months ended September 30, 2016. Our product sales increase reflected higher unit sales, especially in the Construction BIM-CIM vertical. Service revenue increased by $9.3 million, or 18.1%, to $61.0 million for the nine months ended September 30, 2017 from $51.7 million for the nine months ended September 30, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a negative impact on sales of $2.0 million, decreasing our overall sales growth rate by approximately 0.9 percentage points, primarily due to the decline of the Japanese yen, Chinese yuan renminbi, and British pound sterling relative to the U.S. dollar.
Gross profit. Gross profit increased $13.2 million, or 10.3%, to $142.5 million for the nine months ended September 30, 2017 from $129.3 million for the nine months ended September 30, 2016. Gross margin increased to 56.0% for the nine months ended September 30, 2017 from 55.3% in the prior year period. Gross margin from product revenue increased by 0.7 percentage points to 59.6% for the nine months ended September 30, 2017 from 58.9% in the prior year period. This increase was primarily due to slightly higher average selling prices and an improvement in our manufacturing costs, particularly in our Factory Metrology vertical. Gross margin from service revenue increased by 2.1 percentage points to 44.7% for the nine months ended September 30, 2017 from 42.6% for the prior year period as a result of higher service revenue, partially offset by increased costs due to higher service-related headcount.
Selling and Marketing Expenses. Selling and marketing expenses increased by $18.5 million, or 32.8% to $74.9 million for the nine months ended September 30, 2017 from $56.4 million for the nine months ended September 30, 2016. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 29.4% for the nine months ended September 30, 2017, compared with 24.1% of sales for the nine months ended September 30, 2016. Our worldwide period-ending selling headcount increased by 133, or 26.5%, to 635 at September 30, 2017, from 502 at September 30, 2016.
General and administrative expenses. General and administrative expenses increased by $1.8 million, or 5.6%, to $32.9 million for the nine months ended September 30, 2017 from $31.1 million for the nine months ended September 30, 2016. This increase was driven primarily by higher compensation, advisory services, and global system expenses. General and administrative expenses decreased to 12.9% of sales for the nine months ended September 30, 2017 from 13.3% of sales for the nine months ended September 30, 2016, primarily due to the higher sales in the nine months ended September 30, 2017.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $2.4 million, or 24.1%, to $12.1 million for the nine months ended September 30, 2017 from $9.7 million for the nine months ended September 30, 2016. This increase was driven primarily by higher amortization of intangible assets related to acquisitions and new production tooling for the manufacture of new products.
Research and development expenses. Research and development expenses increased by $4.2 million, or 18.7%, to $26.5 million for the nine months ended September 30, 2017 from $22.3 million for the nine months ended September 30, 2016. This increase was mainly due to higher compensation expense resulting from increased headcount in connection with our acquisitions. Research and development expenses as a percentage of sales increased to 10.4% for the nine months ended September 30, 2017 from 9.6% for the nine months ended September 30, 2016.
Other (income) expense, net. For the nine months ended September 30, 2017, other expense, net decreased by $0.5 million to $0.3 million from $0.8 million for the nine months ended September 30, 2016. This change was primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax expense (benefit). Income tax benefit was $0.4 million for the nine months ended September 30, 2017, compared with income tax expense of $1.4 million for the nine months ended September 30, 2016. This change of $1.8 million was due to a pretax loss during the nine months ended September 30, 2017 compared to pretax income in the same period of 2016. Our effective tax rate was 11.3% for the nine months ended September 30, 2017 compared with 15.6% in the prior year period. The change in our effective rate was primarily due to the pretax loss during the nine months ended September 30, 2017 compared with pretax income during the same period of 2016 and a shift in the geographical mix of pretax income or loss expected for the full year 2017. Our effective tax rate continued to be lower than the statutory tax rate in the United States, mainly due to our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net (loss) income. Our net loss was $3.5 million for the nine months ended September 30, 2017 compared to net income of $7.6 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Total sales by segment for the three months ended September 30, 2017 and September 30, 2016 were as follows (in thousands):

	Three Months Ended
	September 30, 2017	% of Total	September 30, 2016	% of Total
Factory Metrology	$59,339	65.8%	$58,310	73.3%
Construction BIM-CIM	22,751	25.2%	15,925	20.0%
Other	8,160	9.0%	5,365	6.7%
Total sales	$90,250		$79,600

We use segment profit to evaluate the performance of our reportable segments, which are Factory Metrology, Construction BIM-CIM and Other. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the three months ended September 30, 2017 and 2016 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to income (loss) from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Factory Metrology
(dollars in thousands)	Three Months Ended
	September 30, 2017	September 30, 2016
Total sales	$59,339	$58,310
Segment profit	$20,144	$16,305
Segment profit as a % of Factory Metrology segment sales	33.9%	28.0%
Sales. Total sales in our Factory Metrology segment increased $1.0 million, or 1.8%, to $59.3 million for the three months ended September 30, 2017 from $58.3 million in the prior year period. The increase was driven by higher average selling prices and growth in service revenue, partially offset by a reduction in product unit sales.
Segment profit. Segment profit in our Factory Metrology segment increased $3.8 million, or 23.5%, to $20.1 million for the three months ended September 30, 2017 from $16.3 million in the prior year period. This increase was primarily due to higher average selling prices, growth in service revenue and an improvement in manufacturing costs, partially offset by a reduction in product unit sales and higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM-CIM
(dollars in thousands)	Three Months Ended
	September 30, 2017	September 30, 2016
Total sales	$22,751	$15,925
Segment profit	$5,407	$4,704
Segment profit as a % of Construction BIM-CIM segment sales	23.8%	29.5%
Sales. Total sales in our Construction BIM-CIM segment increased $6.9 million, or 42.9%, to $22.8 million for the three months ended September 30, 2017 from $15.9 million in the prior year period, primarily reflecting an increase in product unit sales and service revenue.
Segment profit. Segment profit in our Construction BIM-CIM segment increased $0.7 million, or 14.9%, to $5.4 million for the three months ended September 30, 2017 from $4.7 million in the prior year period, primarily driven by an increase in product unit sales and service revenue, partially offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Other
(dollars in thousands)	Three Months Ended
	September 30, 2017	September 30, 2016
Total sales	$8,160	$5,365
Segment profit	$493	$1,888
Segment profit as a % of Other segment sales	6.0%	35.2%
Sales. Total sales in our Other segment increased $2.8 million, or 52.1%, to $8.2 million for the three months ended September 30, 2017 from $5.4 million in the prior year period, primarily due to higher product unit sales in our Public Safety Forensics and Product Design verticals as we continue to strategically invest in new markets.
Segment profit. Segment profit in our Other segment was $0.5 million for the three months ended September 30, 2017 compared to $1.9 million in the prior year period. This decrease of $1.4 million was primarily due to higher selling and marketing expense resulting from an increase in selling headcount as part of our strategic initiatives to staff emerging verticals with a dedicated sales force to drive sales growth.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Total sales by segment for the nine months ended September 30, 2017 and September 30, 2016 were as follows (in thousands):

	Nine Months Ended
	September 30, 2017	% of Total	September 30, 2016	% of Total
Factory Metrology	$173,531	68.2%	$168,418	72.0%
Construction BIM-CIM	60,550	23.8%	47,529	20.3%
Other	20,413	8.0%	17,939	7.7%
Total sales	$254,494		$233,886

Factory Metrology
(dollars in thousands)	Nine Months Ended
	September 30, 2017	September 30, 2016
Total sales	$173,531	$168,418
Segment profit	$53,497	$53,034
Segment profit as a % of Factory Metrology segment sales	30.8%	31.5%
Sales. Total sales in our Factory Metrology segment increased $5.1 million, or 3.0%, to $173.5 million for the nine months ended September 30, 2017 from $168.4 million in the same prior year period, mostly driven by higher product unit sales and growth in service revenue.
Segment profit. Segment profit in our Factory Metrology segment increased $0.5 million, or 0.9%, to $53.5 million for the nine months ended September 30, 2017 from $53.0 million in the same prior year period. This increase was primarily due to the higher product unit sales and growth in service revenue, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM-CIM
(dollars in thousands)	Nine Months Ended
	September 30, 2017	September 30, 2016
Total sales	$60,550	$47,529
Segment profit	$13,799	$12,868
Segment profit as a % of Construction BIM-CIM segment sales	22.8%	27.1%
Sales. Total sales in our Construction BIM-CIM segment increased $13.1 million, or 27.4%, to $60.6 million for the nine months ended September 30, 2017 from $47.5 million in the prior year period, primarily reflecting an increase in product unit sales and higher service revenue.
Segment profit. Segment profit in our Construction BIM-CIM segment increased $0.9 million to $13.8 million for the nine months ended September 30, 2017 from $12.9 million in the prior year period, primarily driven by the increase in sales, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Other
(dollars in thousands)	Nine Months Ended
	September 30, 2017	September 30, 2016
Total sales	$20,413	$17,939
Segment profit	$363	$6,982
Segment profit as a % of Other segment sales	1.8%	38.9%
Sales. Total sales in our Other segment increased $2.5 million, or 13.8%, to $20.4 million for the nine months ended September 30, 2017 from $17.9 million in the prior year period, primarily due to higher product unit sales in our Public Safety Forensics and 3D Machine Vision verticals.
Segment profit. Segment profit in our Other segment decreased $6.6 million to $0.4 million for the nine months ended September 30, 2017 from $7.0 million in the prior year period. This decrease of $6.6 million was primarily due to higher selling and marketing expense resulting from an increase in selling headcount as part of our strategic initiatives to staff emerging verticals with a dedicated sales force to accelerate the pace of sales growth.

Liquidity and Capital Resources
Cash and cash equivalents increased by $23.6 million to $129.8 million at September 30, 2017 from $106.2 million at December 31, 2016. The increase was primarily driven by the maturity of U.S. Treasury Bills that were not re-invested, partially offset by cash paid for acquisitions of $5.5 million, property and equipment purchases of $6.1 million and $0.8 million of cash used in operating activities during the nine months ended September 30, 2017.
Cash flows from operating activities provide our primary sources of liquidity. Cash used in operations was $0.8 million during the nine months ended September 30, 2017, compared to cash provided by operations of $28.5 million during the nine months ended September 30, 2016. The change was mainly due to our net loss in the nine months ended September 30, 2017, an increase in inventory to support new product introductions and a lower reduction in accounts receivable primarily due to higher sales during the three months ended September 30, 2017 compared to the same period in the prior year.
Cash provided by investing activities during the nine months ended September 30, 2017 was $19.1 million compared to $16.6 million of cash used in investing activities during the nine months ended September 30, 2016. The change was primarily due to the maturity of U.S. Treasury Bills in 2017 that were not re-invested, partially offset by $5.5 million in cash paid for the acquisition of Instruments Associates, LLC d/b/a Nutfield Technology in April 2017 compared to $20.9 million in cash paid for acquisitions during the nine months ended September 30, 2016.
Cash flows used in financing activities was $0.1 million during the nine months ended September 30, 2017, compared to cash provided by financing activities of $0.4 million for the nine months ended September 30, 2016. The change was primarily due to no income tax benefit from the exercise of stock options recognized during the nine months ended September 30, 2017 as a result of our prospective adoption of ASU 2016-09 and a decrease in the proceeds from issuances of stock during the nine months ended September 30, 2017 compared to the prior year period.
Of our cash and cash equivalents, $99.8 million was held by foreign subsidiaries. Our intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, we would need to accrue at the time of such determination for the income taxes that would be triggered upon their repatriation.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2017 under this program. As of September 30, 2017, we had remaining authorization to repurchase $18.3 million under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity requirements for the foreseeable future.
We have no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2017, we had $44.6 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of September 30, 2017, we also had $0.6 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact our condensed consolidated financial statements.
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
Each period, and for any of our reporting units, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit containing goodwill is less than the carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in us being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than the carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method, and then comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there were no goodwill impairment indicators for the nine months ended September 30, 2017. There was no goodwill impairment for the year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2017, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 59% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2016 or the nine months ended September 30, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of September 30, 2017, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2017 under this program. As of September 30, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

INDEX TO EXHIBITS
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 26, 2017	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)