Form 10-K
period 2017-12-31
FARO TECHNOLOGIES INC
filed 2018-02-21
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $622,261,000 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 19, 2018, there were outstanding 16,797,618 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•	an economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;

•	our inability to further penetrate our customer base and target markets;

•	development by others of new or improved products, processes or technologies that make our products less competitive or obsolete;

•	our inability to maintain what we believe to be our technological advantage by developing new products and enhancing our existing products;

•
risks associated with expanding international operations, such as difficulties in staffing and managing foreign operations, increased political and economic instability, compliance with potentially evolving import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

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

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) increases in operating expenses required for product development and new product marketing, (x) the timing and market acceptance of new products and product enhancements, (xi) customer order deferrals in anticipation of new products and product enhancements, (xii) the inability of our sales and marketing programs to achieve their sales targets, (xiii) start-up costs associated with opening new sales offices outside of the United States, (xiv) fluctuations in revenue without proportionate adjustments in fixed costs, (xv) inefficiencies in the management of our inventories and fixed assets, (xvi) compliance with government regulations including health, safety, and environmental matters, and (xvii) investment costs associated with the training and ramp-up time for new sales people;

•	changes in gross margin due to a changing mix of products sold and the different gross margins on different products and sales channels;

•
our inability to successfully comply with the requirements of Restriction of use of Hazardous Substances (“ROHS2”) Directive and the Waste Electrical and Electronic Equipment (“WEEE”) Directive in the European Union;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	the loss of our Chief Executive Officer or other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of any future growth;

•	the impact of reductions or projected reductions in government spending, or uncertainty regarding future levels of government expenditures, particularly in the defense sector;

•	variations in our effective income tax rate, which make it difficult to predict our effective income tax rate on a quarterly and annual basis, and the impact of the U.S. Tax Cuts and Jobs Act of 2017;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•
the impact of new product introductions, including the costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, and manufacturing inefficiencies associated with new product introductions;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate; and

•	our ability to comply with the requirements for favorable income tax rates in foreign jurisdictions.
A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Part I, Item 1A of this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report on Form 10-K, unless otherwise required by law.

ITEM 1.    BUSINESS
FARO was founded in 1982 and re-incorporated in Florida in 1992. Our worldwide headquarters are located at 250 Technology Park, Lake Mary, Florida 32746 and our telephone number is (407) 333-9911.
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and RayTracerTM software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion FARO SCENE, FARO PointSense, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling - Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual Inspect enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
Industry Background
We believe four principal forces drive the need for our products and services: 1) the widespread use by manufacturers of CAD in product development, which shortens product cycles; 2) the adoption by manufacturers of quality standards such as Six Sigma and ISO 9001 (and its offshoot QS 9000), which stress the measurement of every step in a manufacturing process to reduce or eliminate defects; 3) the inability of traditional measurement devices to address many manufacturing problems such as throughput, efficiency, and accuracy, especially with respect to large components for products such as automobiles, aircraft, heavy duty construction equipment and factory retrofits; and 4) the growing demand to capture and synthesize large volumes of three-dimensional data for modeling and analysis.
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
Quality standards dictate measurement to reduce defects. QS 9000 is the name given to the Quality System requirements of the automotive industry developed by Fiat Chrysler Automobiles N.V. (formerly Chrysler Corporation), Ford Motor Company, General Motors Company and major truck manufacturers. Companies registered under QS 9000 are considered to have higher standards and better quality products. Six Sigma is a set of quality standards that embodies the principles of total quality management, focused on measuring results and reducing product or service failure rates to 3.4 per million. All aspects of a Six Sigma company’s infrastructure must be analyzed and, if necessary, restructured to increase revenues and raise customer satisfaction levels. The all-encompassing nature of these and other quality standards has resulted in manufacturers measuring every aspect of their processes, including stages of product assembly that may never have been measured before, in part, because of the lack of suitable measurement equipment.

Traditional products do not measure up. A significant aspect of the manufacturing process entails measurement and quality inspection. Historically, manufacturers have measured and inspected products using hand-measurement tools such as scales, calipers, micrometers and plumb lines for simple measuring tasks, test (or check) fixtures for certain large manufactured products, and traditional (or fixed) coordinate measurement machines (“CMM”) for objects that require higher precision measurement. However, the broader utility of each of these measurement methods is limited.
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
The market demands three-dimensional data. Various factors contribute to market demand for FARO products and services. Conventional surveying equipment is limited to single-point measurements and does not have the capacity to capture and analyze large volumes of 3D data. As data requirements for construction, civil engineering and public safety applications become more complex, single-point measurement devices will become increasingly more difficult to utilize in those applications.
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
Business Segments and Markets
In 2016, we reorganized our business to align our sales, marketing, and product management to five specific vertical markets and better redefine our end market applications. In accordance with U.S. generally accepted accounting principles, vertical markets that do not meet the criteria to be a reportable segment are aggregated into one “Other” segment; therefore, we reorganized into three reporting segments encompassing our various applications and product lines: Factory Metrology, Construction BIM-CIM and Other. Our segments are distinguished by the applications they serve. Each segment is responsible for its own product management, sales, strategy and financial performance. Information regarding our net sales and profit by segment, as well as a reconciliation of total segment profit to income from operations, is set forth in Note 16 to the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K. Total assets are not allocated to a particular segment or segments.
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

Other. The Other segment includes our Product Design, Public Safety Forensics and 3D Machine Vision (formerly known as 3D Solutions) operating segments. Our Product Design operating segment provides advanced 3D solutions to assist in the engineering or design of a movable object, enabling a full digital workflow for applications that include reverse engineering and virtual simulation. Our Public Safety Forensics operating segment provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our 3D Machine Vision operating segment provides solutions to customers who require customized 3D measurement and realization solutions not otherwise addressed by our off-the-shelf product offerings.
All operating segments that do not meet the criteria to be reportable segments are aggregated in the Other reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280. Each of our reporting segments employs consistent accounting policies.
Recent Acquisitions
Instrument Associates, LLC. In April 2017, we acquired Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), located in Hudson, New Hampshire. Nutfield specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits. The acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology.
MWF-Technology GmbH. In December 2016, we acquired MWF-Technology GmbH (“MWF”), located near Frankfurt, Germany. MWF is an innovator in mobile augmented reality solutions, with technology that enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions. This enables real time, actionable manufacturing insight for in-process inspection, assembly, guidance and positioning.
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
BuildIT Software & Solutions Ltd. In July 2016, we acquired BuildIT Software & Solutions Ltd. (“BuildIT”), located in Montreal, Canada. BuildIT specializes in process-configurable 3D metrology software solutions with hardware agnostic interfaces. The acquisition provides customers greater software options to use in a variety of applications to reduce inspection and assembly times and increase productivity.
FARO Products
FaroArm. The FaroArm is a combination of a portable, six or seven-axis, articulated measurement arm, a computer, and CAM2 software programs, which are described below under “FARO Software” and are primarily sold in the Factory Metrology and Product Design segments.

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

FARO ScanArm. The FARO ScanArm is a FaroArm equipped with a combination of a hard probe (like that in the FaroArm) and a non-contact laser line probe. This product provides our customers with the ability to measure products without touching them and offers a seven-axis contact/non-contact measurement device with a fully integrated laser scanner. The ScanArm is used for contact and non-contact measurement applications, including inspection, cloud-to-CAD comparison, rapid prototyping, reverse engineering and 3D modeling. This product is primarily sold in the Factory Metrology and Product Design segments.

FARO Gage. The FARO Gage is a smaller, higher-accuracy version of the FaroArm that is sold as a combination of an articulated arm device with a computer and software. The FARO Gage is also distinguished from the FaroArm by the special mounting features and software unique to the FARO Gage. The FARO Gage is targeted at machine tools and bench tops around machine tools, where basic measurements of smaller machined parts must be taken. The CAM2 FARO Gage software developed for this device features basic 2D and 3D measurements common to these applications. This product is primarily sold in the Factory Metrology and Product Design segments.
FARO Laser Tracker. The FARO Laser Tracker combines a portable, large-volume laser measurement tool, a computer, and CAM2 software programs, representing a product offering primarily sold in the Factory Metrology segment.

•
Laser Tracker Vantage – The FARO Laser Tracker Vantage utilizes an ultra-precise laser beam to measure objects of up to 80 meters. It enables manufacturing, engineering, and quality control professionals to measure and inspect large parts, machine tools and other large objects on-site and in-process.

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
FARO Cobalt Array Imager. The FARO Cobalt Array Imager is a metrology-grade structured light imager that utilizes blue light technology to capture millions of high resolution 3D coordinate measurements in seconds. FARO Cobalt’s versatility supports a variety of deployment options including rotary table, robot, industrial inspection cells and multiple imager arrays. This technology is used in quality control to improve product quality and reduce scrap, as well as for reverse engineering and rapid manufacturing. This product is primarily sold in the Factory Metrology segment.
FARO Laser Projector. The FARO TracerM accurately projects a laser line onto a surface or object, providing a virtual template that operators and assemblers can use to quickly and accurately position components with confidence.  The laser template is created using a 3D CAD model that enables the system to visually project a laser outline of parts, reference points, or areas of interest.  The result is a virtual and collaborative 3D template to streamline a wide range of assembly and production applications. This product is primarily sold in the Factory Metrology segment.
FARO Focus. The FARO Focus laser scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise three-dimensional rendering of an object or an area as large as an industrial facility. This technology is currently used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of three-dimensional data. The FARO Focus simplifies modeling, reduces project time and maintains or increases the detail, identifies the colors and measures the dimensions of surrounding structures. The resulting data is used with major CAD systems or FARO’s own proprietary FARO SCENE, PointSense, and FARO Zone. This product is primarily sold in the Construction BIM-CIM and Public Safety Forensics segments.
FARO Scanner Freestyle3DX. The FARO Scanner Freestyle3DX is a handheld scanner that quickly documents rooms, structures and objects in 3D and creates high-definition point clouds. The applications of the FARO Scanner Freestyle3DX include architecture, construction, industrial production and forensics. The FARO Scanner Freestyle3DX’s durable carbon fiber design equips the user with a versatile and ergonomic tool for performing accurate scanning in confined spaces. The FARO Scanner Freestyle3DX can be used independently or as a complement to the FARO Focus. The FARO Scanner Freestyle3DX comes with two software applications in addition to FARO’s proprietary SCENE software: SCENE Capture, which is installed on a tablet computer to record and visualize the capturing of 3D data, and SCENE Process, which processes the captured 3D data. This product is primarily sold in the Construction BIM-CIM and Public Safety Forensics segments.
FARO Software. We provide a family of proprietary CAD-based measurement and laser scanner software used with our measurement and scanning devices.

•
CAM2 Measure 10 allows customers to complete measurement jobs quickly and gives customers the freedom to measure as required by the application, thereby improving every process where measuring is needed.

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

•
FARO Zone software makes diagramming and pre-planning easier for law enforcement officers, firefighters and loss control engineers by allowing the users who need to draw site plans or crash or crime scene diagrams to be able to do so in a fast and efficient manner.

•
PointSense software products enable and simplify the use of real world objects in CAD applications. Primarily serving the surveying and architecture, engineering and construction spaces, the offering allows the user to integrate 3D laser scan data with CAD environments. PointSense offerings include PointSense for Revit® (a registered trademark of Autodesk), PointSense Building, PointSense Heritage, PointSense Plant, and PointSense Pro.

•
FARO RayTracerTM software streamlines processes for factory workers and enables the projection of 3D templates. Primarily serving manufacturing environments, the offering can be used to establish databases, manage their components, configure jobs and control parameters, edit projection data and reference tool data. The FARO RayTracerTM offerings include RayTracerTM Administrator and RayTracerTM Operator.

Warranties and Services. We warrant our products against defects in design, materials and workmanship for one year. To support our product lines, we also separately sell extended warranties that typically range from less than one year to three years and comprehensive support, training and technology consulting services to our customers.
Customers
Our sales are diversified across a broad number of over 15,000 customers worldwide in our Factory Metrology, Construction BIM-CIM, Product Design, Public Safety Forensics, and 3D Machine Vision vertical markets. Our ten largest customers by revenue represented an aggregate of approximately 4.2% of our total sales in 2017. No customer represented more than 1.0% of our sales in 2017.
Sales and Marketing
We conduct our sales and marketing efforts on a vertical basis. Each vertical has its own sales and marketing team coordinated by our Lake Mary headquarters. Geographically, we have operations in three main regions around the world: Americas, Europe/Middle East/Africa (“EMEA”) and Asia-Pacific. The regional headquarters for the Americas, which is also our global headquarters, is located in Lake Mary, Florida; the EMEA regional headquarters is located in Stuttgart, Germany; and the regional headquarters for the Asia-Pacific region is located in Singapore. Each of these regional sales and marketing organizations support each of our reporting segments. As of December 31, 2017, we employed 705 sales and marketing specialists globally.
We sell most of our products through direct sales representation in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel who are supported by application engineers. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification.
Information regarding our net sales and long-lived assets by geographic region is set forth in Note 16 to the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

Research and Development
We believe that our future success depends, in part, on our ability to maintain what we believe to be our technological leadership, which will require ongoing enhancements of our products and the development of new applications and products that provide 3D measurement solutions. The field of 3D measurement continues to expand, and new technologies and applications will be essential to competing in this market. Accordingly, we intend to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on our existing technological base, and the enhancement and development of additional applications for our products.
Our research and development efforts are directed primarily at enhancing the functional adaptability of our current products and developing new and innovative products that respond to specific requirements of the emerging market for 3D measurement, imaging, and realization systems. Our engineering development efforts will continue to focus on enhancing the mechanical hardware, electronics, and software in our existing products and developing new products for the CAM2 market. Additionally, certain of our acquisitions are intended, in whole or in part, to further the development of technologies which, on a risk adjusted basis, are better to be acquired than developed internally by us. Research and development activities, especially with respect to new products and technologies, are subject to significant risks, and there can be no assurance that any of our research and development activities will be completed successfully or on schedule, or, if completed, will be commercially accepted.
At December 31, 2017, we employed 229 scientists and technicians in our research and development efforts. Research and development expenses were approximately $35.4 million in 2017, compared to $30.1 million in 2016 and $26.7 million in 2015.
Intellectual Property
We own approximately 860 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2018 and 2040. We also own approximately 73 trademark registrations worldwide, with 4 pending trademark applications.
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

Our manufacturing, engineering, and design headquarters have been registered to the ISO 9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, our manufacturing sites in Lake Mary, Florida; Exton, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO 9001. Our FARO Laser TrackerTM, FaroArm®, FARO Gage, and FARO Cobalt Array Imager products are all registered to ISO 17025:2005. We continue to examine our scope of registration as our business evolves and we have chosen English as the standard business language for our operations.
Our efforts to register our manufacturing, engineering and design headquarters to the ISO 9001 standard in concert with the ISO 9001:2015 Quality Management System Certification verifies our commitment to quality through an internationally recognized standard. Additionally, we take a global approach to ISO 17025:2005 regarding the recognition of the Competence of Calibration and Testing Laboratories, seeking to have all locations registered with similar scopes of accreditation and capabilities for the products generated and serviced.
We manufacture our FaroArm®, FARO ScanArm®, and FARO Gage products in our manufacturing facility located in Switzerland for customer orders from EMEA, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus in our manufacturing facilities located in Germany and Switzerland for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3DX products in our facility located in Germany. We manufacture our FARO Laser TrackerTM, FARO Cobalt Array Imager and our FARO Laser Projector products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements during 2018.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, we compete with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision Inc.; Artec Europe, S.a.r.l.; Leica Geosystems, Inc., a division of Hexagon AB; and Trimble Inc. In the FARO Cobalt Array Imager product lines, we compete primarily with Carl Zeiss Optotechnik GmbH, GOM GmbH, Hexagon Manufacturing Intelligence, and Nikon Metrology, Inc., a division of Nikon Inc. In the FARO Laser Projector product line, we compete primarily with ViRTEK, a division of Gerber Technology LLC. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.
We will be required to make continued investments in technology and product development to maintain and extend the technological advantage that we believe we currently have over our competition. However, we cannot be certain that our technology or our product development efforts will allow us to successfully compete as the industry evolves. As the market for our measurement systems expands, additional competition may emerge, and our existing and future competitors may commit more resources to the markets in which we participate.
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

Manufacturers of electrical goods are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. We currently hold RoHS2 and WEEE registration and are in compliance with such directives of the European Union.
Backlog and Seasonality
At December 31, 2017, we had orders representing approximately $18.0 million in sales outstanding, of which $6.8 million related to services that we expect to deliver within one year. The product-related outstanding orders as of December 31, 2017 were $11.2 million, of which $6.4 million were shipped by February 16, 2018. As of February 16, 2018, we had orders representing approximately $20.5 million in sales outstanding, inclusive of 2017 open and undelivered orders, of which $6.3 million related to service orders and $14.2 million were product-related orders. We believe that substantially all of the outstanding product-related orders as of February 16, 2018 will be shipped during 2018. At December 31, 2016 and 2015, we had orders representing approximately $13.4 million and $9.1 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter as customers spend the remaining balances of their capital expenditure budgets.

Employees
At December 31, 2017, we had 1,669 full-time employees, consisting of 705 sales and marketing professionals, 291 customer service/training/application engineering specialists, 246 production staff, 229 research and development staff, and 198 administrative staff. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory. Management believes that our future growth and success will depend in part on our ability to retain and continue to attract highly-skilled personnel. We anticipate that we will be able to obtain the additional personnel required to satisfy our staffing requirements during 2018.
Available Information
We make available, free of charge on our Internet website at http://www.faro.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on our website at www.faro.com by first clicking “Investor Relations” and then “SEC Filings.” The information on, or accessible through, our website is not a part of this Annual Report on Form 10-K.
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
Our results of operations are affected by fluctuations in exchange rates, which has caused, and may continue to cause, significant fluctuations in our quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on our results of operations and financial condition and could result in potentially significant foreign exchange gains and losses. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase.
Product failures or product availability and performance issues could result in increased warranty costs and delays in new product introductions and enhancements, and could adversely affect our business and financial condition.
We regularly introduce new products and enhance existing products. The impact of new product introductions, including the costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, and manufacturing inefficiencies associated with new product introductions could have an adverse effect on our business and financial condition. Failures in, or performance issues impacting, our new or existing products could result in increased warranty costs, delays in new product introductions or existing product enhancements, and a loss of sales and customers, which would have an adverse effect on our business and financial condition. The supply of raw materials for a new or existing product could be delayed or constrained, or a key vendor could delay shipments, which may decrease product availability, causing a loss of sales and customers.
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
We market eight closely interdependent products (FaroArm®, FARO ScanArm®, FARO Gage, FARO Laser Tracker™, FARO Laser Projector, FARO Cobalt Array Imager, FARO Focus and FARO Scanner Freestyle3DX) and related software for use in measurement, inspection, and high density surveying applications. Substantially all of our revenues are currently derived from sales of these products and software, and we plan to continue our business strategy of focusing on the software-driven, 3D measurement and inspection market. Consequently, our financial performance will depend, in large part, on computer-based measurement, inspection and high density surveying products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.
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
Our success depends, in part, on our ability to further penetrate our customer base. During 2017, approximately 85% of our revenue was attributable to sales to our existing customers. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.
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

Any failure to protect our patents and proprietary rights in the United States and foreign countries could adversely affect our revenues.
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

•	manufacturing inefficiencies related to new product introductions;

•	excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes;

•	expansion of our manufacturing capability;

•	the size and timing of customer orders, many of which are received towards the end of a quarter;

•	the amount of time that it takes to fulfill orders and ship our products;

•	the length of our sales cycle to new customers;

•	customer order deferrals in anticipation of new products and product enhancements;

•	start-up costs and ramp-up time associated with opening new sales offices outside of the United States;

•	variations in our effective income tax rate and difficulty in predicting our effective tax rate on a quarterly and annual basis; and

•	litigation and regulatory action brought against us.
Any one or a combination of these factors could adversely affect our annual and quarterly operating results in the future and could cause us to fail to achieve our target financial results.
We compete with manufacturers of measurement systems and traditional measurement devices, many of which have more resources than us and may develop new products and technologies.
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FARO Gage product line, we compete with a number of manufacturers of handheld measurement tools and fixed-base CMMs, including some large, well-established companies. In the FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision Inc.; Artec Europe, S.a.r.l.; Leica Geosystems, Inc., a division of Hexagon AB; and Trimble Inc. In the FARO Cobalt Array Imager product lines, we compete primarily with Carl Zeiss Optotechnik GmbH, GOM GmbH, Hexagon Manufacturing Intelligence, and Nikon Metrology, Inc., a division of Nikon Inc. In the FARO Laser Projector product line, we compete primarily with ViRTEK, a division of Gerber Technology LLC. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.
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
Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal controls over financial reporting. As part of this process, we are required to document and test our internal controls over financial reporting; management is required to assess and issue a report concerning our internal controls over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected on a timely basis. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to adequately establish and maintain effective internal controls over financial reporting, our financial statements may contain material misstatements, and we could be required to restate our financial results. This could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and adversely affect our business, our financial condition, and the trading price of our common stock.
We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.
We derive more than half of our revenues from international operations. Our international operations are subject to various risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	compliance with export and import regulations, including tariffs, and trade restrictions;

•	governmental restrictions on the transfer of funds to us from our operations outside the United States; and

•	burdens of complying with a wide variety of foreign laws and labor practices.
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
As a multinational corporation, we are subject to income tax in the United States and numerous foreign jurisdictions.  Our effective tax rate is directly impacted by the application of complex tax laws and regulations and is highly dependent upon the geographic mix of our worldwide earnings or losses, the tax regulations in each country or geographic region in which we operate, and the availability of tax credits and loss carry-forwards.  Our provision for income taxes and tax liability in the future could be adversely affected by many factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretation of accounting principles. Application of tax laws and regulations is also subject to legal and factual interpretation, judgment, and uncertainty. Further, tax laws are subject to change as a result of changes in fiscal policy and legislation and the evolution of regulations and court rulings.
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”), resulting in significant modifications to existing law. SEC Staff Accounting Bulletin 118 (“SAB 118”) provides additional clarification regarding the application of Accounting Standards Codification (“ASC”) Topic 740 in situations where a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Act for the reporting period in which the Tax Cuts Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Cuts Act's December 2017 enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting for such income tax effects, but in no circumstances will the measurement period extend beyond one year from the enactment date. Additional work is necessary to perform a more detailed analysis of historical foreign earnings. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount will be adjusted in the measurement period allowable in accordance with SAB 118. Our provisional amount relating to the transition tax on the mandatory deemed repatriation of foreign earnings may materially differ upon completing the analysis compared to the amount accrued as of December 31, 2017.
The income and non-income tax regimes we are subject to or operate under may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Certain countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development (“OECD”) has continued to work on a Base Erosion and Profit Sharing (“BEPS”) initiative. In 2015, the OECD issued initial guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As BEPS guidance is further released, legislative changes may result that could potentially impact the recorded amounts of our deferred tax assets, deferred tax liabilities and our effective tax rate. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.

Implementation of the United Kingdom's (“UK”) exit from European Union membership could adversely impact our business.
On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union. In March 2017, the UK invoked Article 50 of the Treaty on European Union, which triggered a two-year period, subject to extension by unanimous consent of the European Union member states, during which the UK government will negotiate its withdrawal agreement with the European Union. Although it is unknown what the terms of the UK’s future relationship with the European Union will be after the UK’s exit from European Union membership, it is possible that there will be greater restrictions on imports and exports between the UK and European Union members, including, without limitation, the imposition of tariffs, and increased regulatory complexities. Any of these factors could adversely affect our business and operating results by adversely affecting customer demand and our relationships with customers in the UK and the European Union.
Reductions in defense spending could adversely affect our business.
Certain of our customers operate in the defense sector and depend significantly on U.S. government spending. In August 2011, Congress enacted the Budget Control Act of 2011, which imposed spending caps and certain reductions in defense spending through 2021. Automatic spending reductions, referred to as sequestration, were implemented in March 2013. Ongoing budgetary discussions in the federal government may result in other cuts to defense spending. Reductions in defense spending that impact the aerospace and defense industries, or uncertainty regarding future levels of government expenditures, could have an adverse effect on our results of operations.
We are subject to the impact of governmental and other similar certification processes and regulations, which could adversely affect our business and results of operations.
Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, collection, recycling, treatment and disposal of covered electronic products and components, import and export of products, currency conversions and repatriation, taxation of foreign earnings and earnings of expatriate personnel, and use of local employees and suppliers. An inability to comply with these regulations or obtain any necessary certifications in a timely manner could have an adverse effect on our business and results of operations.

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
We may face difficulties managing the effects of any future growth.
If our business grows rapidly in the future, we expect it to result in:

•	increased complexity;

•	increased responsibility for existing and new management personnel; and

•	incremental strain on our operations and financial and management systems.

If we are not able to manage the effects of any future growth, our business, financial condition and operating results may be harmed.

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

Our balance sheet includes $15.6 million in deferred tax assets. Approximately half of that amount relates to U.S. deferred tax assets. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure no valuation allowance is required. The ultimate realization of our U.S. deferred tax assets is dependent upon our ability to generate future U.S. taxable income during the periods in which those deferred tax assets would be deductible. Our inability to realize our U.S. deferred tax assets may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition. Based on an evaluation we conducted, we determined that it was not necessary to establish a valuation allowance against any of our U.S. deferred tax assets as of December 31, 2017. However, we will continue to monitor whether a valuation allowance is necessary, and if we are required to establish a valuation allowance against our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.

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
A cyberattack or security breach of our systems may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. Any security breach, cyberattack or cyber security breach, and any incident involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer information, whether involving us or involving one of our vendors, could require us to expend significant resources to remediate any damage, could interrupt our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.

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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2017, we had approximately 16.5 million shares outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2017 averaged approximately 97,523 shares.
In addition, stock markets have experienced in the past and may in the future experience a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced in the past and may in the future experience wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our results of operations and financial condition.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES
The Americas
Our headquarters is located in a leased building in Lake Mary, Florida containing approximately 46,500 square feet. This facility houses our sales, marketing, customer service/application operations and administrative staff. Our U.S. production, research and development, service operations and manufacturing are located in another leased building in Lake Mary, Florida, which consists of approximately 35,000 square feet, a leased facility consisting of approximately 90,400 square feet located in Exton, Pennsylvania containing research and development, manufacturing and service operations of our FARO Laser Tracker™, FARO Cobalt Array Imager, FARO Focus, and FARO Laser Projector product lines, as well as a leased facility consisting of approximately 21,400 square feet located in Hudson, New Hampshire containing research and development, manufacturing, sales, and the service operations of our advanced galvanometer-based optical scanner product lines. We also lease a facility in Nuevo Leon, Mexico containing service and sales operations, which consists of approximately 36,000 square feet. The facilities in the Americas region serve all of our reporting segments.
Europe/Middle East/Africa
Our EMEA headquarters is located in a leased building in Stuttgart, Germany containing approximately 105,300 square feet. This facility houses the manufacturing, research and development, administration, sales, marketing and service management personnel for our EMEA operations. Additionally, we have a leased facility consisting of approximately 15,900 square feet located in Schaffhausen, Switzerland containing manufacturing operations for our products shipped to customers in EMEA. We also have a leased service and sales facility located in Warwickshire, Great Britain consisting of approximately 12,700 square feet. The facilities in the EMEA region serve all of our reporting segments.
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
We believe our current facilities will be adequate for our needs in 2018 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2017		2016
	High	Low	High	Low
First Quarter	$38.95	$33.10	$35.70	$20.72
Second Quarter	40.00	31.90	38.01	27.87
Third Quarter	40.60	32.25	36.87	30.20
Fourth Quarter	54.40	37.30	40.15	29.00
As of February 19, 2018, we had 50 holders of record of common stock.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act.
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the year ended December 31, 2017 under this program. As of December 31, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.
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
For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 31, 2012, the last trading day before the beginning of our fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. We did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Market/Peer Group	2012	2013	2014	2015	2016	2017
FARO Technologies, Inc.	$100.00	$163.40	$175.67	$82.74	$100.90	$131.73
Nasdaq Composite-Total Returns	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Morningstar Scientific & Technical Instruments	$100.00	$126.56	$132.76	$115.65	$148.25	$206.73

ITEM 6.    SELECTED FINANCIAL DATA.

	Year ended December 31,
in thousands, except share and per-share data	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Sales	$360,917	$325,584	$317,548	$341,826	$291,784
Gross profit (1)	204,637	177,960	167,236	188,510	161,651
Income from operations	5,322	13,284	13,122	37,340	30,154
Income before income tax expense(benefit)	5,827	12,626	12,806	37,522	28,862
Net (loss) income	(14,516)	11,107	12,813	33,649	21,509
Net (loss) income per common share:
Basic	$(0.87)	$0.67	$0.74	$1.95	$1.26
Diluted	$(0.87)	$0.67	$0.74	$1.93	$1.25
Weighted average shares outstanding:
Basic	16,711,534	16,654,786	17,288,665	17,247,727	17,087,104
Diluted	16,711,534	16,681,710	17,389,473	17,416,453	17,241,115
	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Working capital (2) (3)	$218,274	$212,055	$221,335	$250,234	$258,565
Total assets	458,578	423,714	409,186	425,463	391,496
Total debt-capital leases	475	21	28	8	16
Total shareholders’ equity	352,066	339,657	327,644	343,854	315,950

(1)
In 2016, certain prior year stock compensation expenses were reclassified between cost of sales, general and administrative, selling and marketing, and research and development expenses to reflect the appropriate departmental costs. As a result of this reclassification, gross profit for the years ended December 31, 2015, 2014, and 2013 was reduced by $0.4 million, $0.4 million and $0.2 million, respectively.

(2)
In 2015 management reassessed certain inventory policies based on the then-current sales and customer trends. As a result, we now expect our sales demonstration inventory to be held by our sales representatives for more than one year. To reflect this change in policy, we reclassified $18.5 million as of December 31, 2015 and December 31, 2014 from current assets to long-term assets, impacting the working capital calculation. Working capital as of December 31, 2013 has not been adjusted to reflect this change in policy as it is not practical to do so.

(3)
In 2017, we adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-11”), as issued by the Financial Accounting Standards Board, which requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. We adopted ASU 2015-11 on a retrospective basis. As a result, the working capital amounts as of December 31, 2016, 2015, 2014 and 2013 have been reduced by $7.6 million, $7.8 million, $5.9 million and $4.6 million, respectively, to conform with the current year presentation of deferred tax assets as non-current assets.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview and Highlights
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and RayTracerTM software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion FARO SCENE, FARO PointSense, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling - Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual Inspect enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
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
We operate in international markets throughout the world and maintain sales offices in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, and the United States.
We manufacture our FaroArm®, FARO ScanArm®, and FARO Gage products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus in our manufacturing facilities located in Germany and Switzerland for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3DX products in our facility located in Germany. We manufacture our FARO Laser TrackerTM, FARO Cobalt Array Imager and our FARO Laser Projection products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements during 2018.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017, 2016 or 2015.

Executive Summary
Our total sales increased $35.3 million, or 10.9%, to $360.9 million for the year ended December 31, 2017 from $325.6 million for the year ended December 31, 2016. This increase reflected improved growth in both product and service revenue as we have continued to grow our global sales force consistent with our strategy.
We began undertaking several important strategic initiatives in 2016 that we believe will drive our long-term growth and profitability, including reorganizing our business to align our sales, marketing, product management and research and development around specific vertical markets and to better define our end market applications; modernizing our sales process to improve the efficiency of our sales organization by supplementing our current direct sales approach of conducting on-site demonstrations with multimedia, web-based demonstrations and cloud-based customer relations development; accelerating and maintaining a consistent schedule of new product introductions; and reorganizing all functions, processes and people to a harmonized global mindset to improve operational efficiencies. Our vertical approach, coupled with our continued investment in our global sales force, release of new products and cost optimization represent important steps towards our long-term financial objectives. We successfully completed these strategic initiatives during 2017.

We achieved numerous milestones in 2017 involving significant product launches, sales force growth and acquisitions:
Product innovation – In 2017, we launched several new products including:

◦
FARO QuantumS FaroArm® - This introduction is certified to ISO 10360 - 12:2016. The QuantumS tests to the International Electrical Commission (IEC 60068-2) standards for shock, vibration and temperature stress relief of electro-mechanical or electronic equipment and devices.

◦
FARO FocusS 70 - This addition to the FARO Focus laser scanner portfolio provides industrial grade performance, which includes an Ingress Protection Rating for use in high particulate and wet weather conditions, high dynamic range imaging and extended temperature range.

◦
FARO FocusM 70 - This addition to the FARO Focus laser scanner portfolio provides an entry point for all professional users considering laser scanning in the Construction BIM-CIM and Public Safety Forensics markets.

◦
FARO VantageS and VantageE Laser Trackers - The VantageS is intended for short-to-long range measurement applications of up to 80 meters, while the VantageE supports short-to-medium range applications of up to 25 meters.

◦	FARO PointSense 18.0 Software Suite – This software platform delivers seamless integration into the latest 2018 AutoCAD® and Revit® (registered trademarks of Autodesk) design tools.

◦
FARO CAM2 Measure 10.5 – This software platform provides users with streamlined analysis and visual reporting. Workflow efficiencies are enhanced through programming data analysis to reduce required training time and minimize operator errors.

◦
FARO Zone – This platform enables investigators to move fluidly between 2D and 3D environments for public safety professionals. The application is used for presentations in courtroom exhibits, and enhances the ability of public safety professionals to plan for and respond to emergencies by creating accurate representations of real-world locations within local communities.

◦
FARO SCENE 7.0 – This software platform includes the quality and functionality of SCENE 6.2, such as automatic object recognition, scan registration and position. It adds additional functionality by enabling 3D scan data, whether it be from a single scan or multiple scans in process simultaneously, to be wirelessly transmitted directly to an onsite computer workstation in real time.

Global Sales Force – In 2017, consistent with our strategic initiative to drive sales growth, our worldwide period-ending selling headcount increased by 95, or 17.7%, to 631 at December 31, 2017 from 536 at December 31, 2016.
Acquisition – During 2017, we acquired Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), which is located in Hudson, New Hampshire. Nutfield specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits. The acquisition, which was completed in April 2017 for a total purchase price of approximately $5.5 million, supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology.

Results of Operations
2017 Compared to 2016

	Years ended December 31,
	2017		2016		Change
(dollars in millions)		% of Sales		% of Sales	2017 vs 2016

Sales	$360.9	100.0%	$325.6	100.0%	$35.3
Cost of sales	156.3	43.3%	147.6	45.3%	8.7
Gross profit	204.6	56.7%	178.0	54.7%	26.6

Operating expenses
Selling and marketing	103.5	28.7%	79.9	24.5%	23.6
General and administrative	43.8	12.1%	40.8	12.5%	3.0
Depreciation and amortization	16.6	4.6%	13.9	4.3%	2.7
Research and development	35.4	9.8%	30.1	9.3%	5.3
Total operating expenses	199.3	55.2%	164.7	50.6%	34.6

Other (income) expense	(0.5)	(0.1)%	0.7	0.2%	(1.2)

Income tax expense	20.3	5.6%	1.5	0.5%	18.8

Net (loss) income	$(14.5)	(4.0)%	$11.1	3.4%	$(25.6)

Consolidated Results
Sales. Total sales increased by $35.3 million, or 10.9%, to $360.9 million for the year ended December 31, 2017 from $325.6 million for the year ended December 31, 2016. Our sales increase was primarily driven by a strong increase in our Construction BIM-CIM segment, growth in warranty revenue, and a modest increase in average selling prices. Total product sales increased by $21.9 million, or 8.6%, to $277.9 million for the year ended December 31, 2017 from $256.0 million for the year ended December 31, 2016. Our product sales increase reflected an increase in unit sales within our Construction BIM-CIM segment, as well as higher average selling prices attributable to technological advances. Service revenue increased by $13.4 million, or 19.3%, to $83.0 million for the year ended December 31, 2017 from $69.6 million for the year ended December 31, 2016, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a slightly positive impact on sales of $1.9 million, increasing our overall sales growth by 0.6 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar offset partly by the weakening of the Japanese Yen relative to the U.S. dollar.
Gross profit. Gross profit increased by $26.6 million, or 15.0%, to $204.6 million for the year ended December 31, 2017 from $178.0 million for the year ended December 31, 2016. Gross margin increased to 56.7% for the year ended December 31, 2017 from 54.7% in the prior year period. Gross margin from product revenue increased by 2.6 percentage points to 60.4% for the year ended December 31, 2017 from 57.8% in the prior year period. This increase was primarily due to higher average selling prices in our products attributable to our new product introductions and improved manufacturing efficiencies. Gross margin from service revenue increased by 1.4 percentage points to 44.4% for the year ended December 31, 2017 from 43.0% for the prior year period, primarily due to higher warranty and customer service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $23.6 million, or 29.6%, to $103.5 million, for the year ended December 31, 2017 from $79.9 million for the year ended December 31, 2016. This increase was driven primarily by higher compensation expense, reflecting an investment in selling headcount as part of our global strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 28.7% for the year ended December 31, 2017 compared with 24.5% for the year ended December 31, 2016. Our worldwide period-ending selling headcount increased by 95, or 17.7%, to 631 at December 31, 2017 from 536 at December 31, 2016.
General and administrative expenses. General and administrative expenses increased by $3.0 million, or 7.3%, to $43.8 million for the year ended December 31, 2017 from $40.8 million for the year ended December 31, 2016. This increase in general and administrative expenses was primarily driven by higher compensation and global system expenses. The higher global system expenses resulted from our strategic initiative to harmonize global verticals through the implementation of entity-wide systems, such as our human resource information system. General and administrative expenses were 12.1% of sales for the year ended December 31, 2017 compared to 12.5% of sales in the prior year.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $2.7 million, or 19.6%, to $16.6 million for the year ended December 31, 2017 from $13.9 million for the year ended December 31, 2016. This increase in depreciation and amortization expenses was primarily due to higher amortization of intangible assets related to acquisitions and new production tooling for the manufacture of our new products.
Research and development expenses. Research and development expenses increased $5.3 million, or 17.4%, to $35.4 million for the year ended December 31, 2017 from $30.1 million for the year ended December 31, 2016. This increase in research and development expenses was mainly due to higher compensation expense resulting from increased headcount in connection with our acquisitions. Research and development expenses as a percentage of sales increased to 9.8% for the year ended December 31, 2017 from 9.3% for the year ended December 31, 2016.
Other (income) expense. Other income was $0.5 million for the year ended December 31, 2017 compared to Other expense of $0.7 million for the year ended December 31, 2016. The change was primarily driven by foreign exchange transaction gains resulting from the positive impact of changes in foreign exchange rates on the value of the current intercompany account balances of our subsidiaries denominated in other currencies during the year ended December 31, 2017 compared to losses resulting from the negative impact of changes in foreign exchange rates during the year ended December 31, 2016.

Income tax expense. Income tax expense for the year ended December 31, 2017 was $20.3 million compared with income tax expense of $1.5 million for the year ended December 31, 2016. The increase was primarily related to tax expense of $19.4 million recorded in the fourth quarter of 2017 pursuant to the Tax Cuts Act. $17.4 million of this expense related to the provisional transition tax expense on the mandatory deemed repatriation of foreign earnings. $2.0 million of this expense related to the remeasurement of our deferred tax assets and liabilities that we expect to utilize in the future as a result of the Tax Cuts Act decreasing the United States statutory corporate tax rate from 35% to 21% for tax years beginning January 1, 2018.

Net (loss) income. Net loss was $14.5 million for the year ended December 31, 2017 compared with net income of $11.1 million for the year ended December 31, 2016, reflecting the impact of the factors described above.

Segment Results

We use segment profit to evaluate the performance of our reportable segments, which are Factory Metrology, Construction BIM-CIM and Other. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the years ended December 31, 2017 and 2016 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment. Our definition of segment profit may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to income from operations, see Note 16 to the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

Factory Metrology
(dollars in millions)	December 31, 2017	December 31, 2016
Net sales	$245.1	$236.3
Segment profit	$78.9	$73.7
Segment profit as a % of Sales	32.2%	31.2%
Sales. Sales in our Factory Metrology segment increased $8.8 million, or 3.7%, to $245.1 million for the year ended December 31, 2017 from $236.3 million in the prior year, primarily reflecting higher average selling prices and higher service revenue.
Segment profit. Segment profit in our Factory Metrology segment increased $5.2 million, or 7.1%, to $78.9 million for the year ended December 31, 2017 from $73.7 million in the prior year. This increase was primarily due to the increase in average selling prices and service revenue, partially offset by an increase in selling and marketing expenses reflecting higher headcount.

Construction BIM-CIM
(dollars in millions)	December 31, 2017	December 31, 2016
Net sales	$86.3	$65.1
Segment profit	$21.1	$14.8
Segment profit as a % of Sales	24.4%	22.7%
Sales. Sales in our Construction BIM-CIM segment increased $21.2 million, or 32.7%, to $86.3 million for the year ended December 31, 2017 from $65.1 million in the prior year, primarily reflecting an increase in units sold and higher service revenue.
Segment profit. Segment profit in our Construction BIM-CIM segment increased $6.3 million, or 42.4%, to $21.1 million for the year ended December 31, 2017 from $14.8 million in the prior year. This increase was primarily due to the increase in units sold and higher service revenue, partially offset by an increase in selling and marketing expenses reflecting higher headcount.

Other
(dollars in millions)	December 31, 2017	December 31, 2016
Net sales	$29.5	$24.2
Segment profit	$1.2	$9.6
Segment profit as a % of Sales	3.9%	39.8%
Sales. Sales in our Other segment increased $5.2 million, or 21.6%, to $29.5 million for the year ended December 31, 2017 from $24.2 million in the prior year, primarily reflecting an increase in unit sales and higher service revenue.
Segment profit. Segment profit in our Other segment decreased $8.5 million, or 88.0%, to $1.2 million for the year ended December 31, 2017 from $9.6 million in the prior year. This decrease was primarily due to an increase in selling and marketing expenses reflecting higher headcount as part of our long-term initiatives to grow these emerging verticals, partially offset by an increase in unit sales and higher service revenue.

2016 Compared to 2015

	Years ended December 31,
	2016		2015		Change
(dollars in millions)		% of Sales		% of Sales	2016 vs 2015

Sales	$325.6	100.0%	$317.5	100.0%	$8.1
Cost of sales	147.6	45.3%	150.3	47.3%	(2.7)
Gross profit	178.0	54.7%	167.2	52.7%	10.8

Operating expenses
Selling and marketing	79.9	24.5%	79.8	25.1%	0.1
General and administrative	40.8	12.5%	36.4	11.5%	4.4
Depreciation and amortization	13.9	4.3%	11.2	3.5%	2.7
Research and development	30.1	9.2%	26.7	8.4%	3.4
Total operating expenses	164.7	50.6%	154.1	48.5%	10.6

Other expense	0.7	0.2%	0.3	0.1%	0.4

Income tax expense (benefit)	1.5	0.5%	—	—%	1.5

Net income	$11.1	3.4%	$12.8	4.0%	$(1.7)
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
Gross profit. Gross profit increased by $10.8 million, or 6.4%, to $178.0 million for the year ended December 31, 2016 from $167.2 million for the year ended December 31, 2015. Gross margin increased to 54.7% for the year ended December 31, 2016 from 52.7% in the prior year period. Gross margin from product revenue increased by 1.8 percentage points to 57.8% for the year ended December 31, 2016 from 56.0% in the prior year period. This increase was primarily due to higher average selling prices in our products and a lower write-down of inventory, partially offset by increased sales of service and demonstration inventory, which results in lower gross margins. Gross margin from service revenue increased by 5.5 percentage points to 43.0% for the year ended December 31, 2016 from 37.5% for the prior year period, primarily due to higher warranty and customer service revenue.
Selling and marketing expenses. Selling and marketing expenses were virtually flat year-over-year as a result of increased compensation expenses reflecting higher headcount, higher incentive compensation, and higher base salaries from a change in our commission structure as well as higher recruiting-related expense, almost entirely offset by lower costs resulting from not holding our annual sales meeting in 2016 and a decrease in commissions due to lower product sales and the change in our commission structure. Selling and marketing expenses as a percentage of sales were 24.5% for the year ended December 31, 2016 compared with 25.1% for the year ended December 31, 2015. Our worldwide selling period-ending headcount increased by 85, or 18.8%, to 536 at December 31, 2016 from 451 at December 31, 2015.

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
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $2.7 million, or 23.6%, to $13.9 million for the year ended December 31, 2016 from $11.2 million for the year ended December 31, 2015, primarily due to increased depreciation for our new enterprise resource planning (ERP) system and service inventory that was transferred to fixed assets, as well as increased amortization of intangibles related to our prior and current year acquisitions.
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

Income tax (benefit) expense. Income tax expense for the year ended December 31, 2016 was $1.5 million compared with income tax benefit of less than $0.1 million for the year ended December 31, 2015. This change was primarily the result of a shift in the distribution of profits and losses among our tax jurisdictions. Our effective tax rate was 12.0% for the year ended December 31, 2016 compared with (0.1%) in the prior year. Our effective tax rate continues to be lower than the statutory tax rate in the United States primarily because of our global footprint in foreign jurisdictions with lower tax rates. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and a change in statutory tax rates in a jurisdiction, as well as the resulting effect on taxable income in each jurisdiction.

Net income. Net income was $11.1 million for the year ended December 31, 2016 compared with $12.8 million for the year ended December 31, 2015 reflecting the impact of the factors described above.

Segment Results

Factory Metrology
(dollars in millions)	December 31, 2016	December 31, 2015
Net sales	$236.3	$222.7
Segment profit	$73.7	$63.5
Segment profit as a % of Sales	31.2%	28.5%

Sales. Sales in our Factory Metrology segment increased $13.6 million, or 6.1%, to $236.3 million for the year ended December 31, 2016 from $222.7 million in the prior year, primarily reflecting higher average selling prices and higher service revenue across all our regions, partially offset by a decline in units sold mainly in the EMEA region. Foreign exchange rates had a negative impact on sales of $1.5 million, decreasing sales growth by 0.7 percentage points.
Segment profit. Segment profit in our Factory Metrology segment increased $10.2 million, or 16.1%, to $73.7 million for the year ended December 31, 2016 from $63.5 million in the prior year. This increase was primarily due to the increase in segment sales in addition to a higher write-down of inventory recorded in 2015 compared to 2016, partially offset by an increase in selling and marketing expenses reflecting higher headcount allocated to this segment partially offset by cost savings due to not holding the annual sales meeting in 2016.

Construction BIM-CIM
(dollars in millions)	December 31, 2016	December 31, 2015
Net sales	$65.1	$70.8
Segment profit	$14.8	$16.3
Segment profit as a % of Sales	22.7%	23.0%
Sales. Sales in our Construction BIM-CIM segment decreased $5.8 million, or 8.2%, to $65.1 million for the year ended December 31, 2016 from $70.8 million in the prior year, primarily reflecting a decline in units sold mostly in the Americas and the EMEA regions, partially offset by an increase in average selling prices and higher service revenue across all of our regions. Foreign exchange rates had a slightly negative impact on sales of $0.1 million, decreasing sales growth by 0.2 percentage points.
Segment profit. Segment profit in our Construction BIM-CIM segment decreased $1.5 million, or 9.2%, to $14.8 million for the year ended December 31, 2016 from $16.3 million in the prior year. This decrease was primarily due to the decrease in product sales.

Other
(dollars in millions)	December 31, 2016	December 31, 2015
Net sales	$24.2	$24.0
Segment profit	$9.6	$7.6
Segment profit as a % of Sales	39.8%	31.9%
Sales. Sales in our Other segment increased $0.2 million, or 1.1%, to $24.2 million for the year ended December 31, 2016 from $24.0 million in the prior year, primarily reflecting higher average selling prices mostly in the Americas region, and higher service revenue across all of our regions, partially offset by a decline in unit sales particularly in the EMEA region. Foreign exchange rates had a slightly negative impact on sales of $0.2 million, decreasing sales growth by 0.6 percentage points.
Segment profit. Segment profit in our Other segment increased $2.0 million, or 26.2%, to $9.6 million for the year ended December 31, 2016 from $7.6 million in the prior year. This increase was primarily due to a shift in our product and services sales mix resulting in higher gross margins, partially offset by an increase in selling and marketing expenses reflecting higher headcount and cost savings due to not holding the annual sales meeting in 2016.
Liquidity and Capital Resources
Cash and cash equivalents increased by $34.8 million to $141.0 million at December 31, 2017 from $106.2 million at December 31, 2016. The increase was primarily driven by the maturity of U.S. Treasury Bills that were not re-invested, cash flow from operations and the proceeds from the issuance of stock, partially offset by the purchase of property and equipment and cash used in the Nutfield acquisition.
Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $10.4 million during the year ended December 31, 2017 compared to cash provided by operations of $37.6 million during the year ended December 31, 2016. The decrease was mainly due to our strategic growth initiatives increasing our service and sales demonstration inventory and higher accounts receivable.
Cash flows provided by investing activities during the year ended December 31, 2017 were $15.1 million compared with cash flows used in investing activities of $37.1 million during the year ended December 31, 2016. The change was primarily due to the maturity of U.S. Treasury Bills that were not re-invested during the year ended December 31, 2017 and a $22.1 million decrease in cash used for acquisitions during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Cash flows provided by financing activities during the years ended December 31, 2017 and December 31, 2016 were $3.0 million and $0.2 million, respectively. The increase was primarily driven by the proceeds from the issuance of stock relating to the exercise of stock options during the year ended December 31, 2017.
Of our cash and cash equivalents, $98.8 million was held by foreign subsidiaries as of December 31, 2017. On December 22, 2017, the United States enacted the Tax Cuts Act, resulting in significant modifications to existing law. We continue to gather and analyze information, including whether or not we will repatriate cash to the United States from our foreign subsidiaries. During the fourth quarter of 2017, we recorded a provisional amount of $17.4 million related to the increase to our taxes payable pursuant to the Tax Cuts Act associated with earnings of foreign subsidiaries. We will pay this liability over 8 years, with 8% of the liability paid each year for the first 5 years, followed by 15% in the sixth year, 20% in the seventh year, and concluding with 25% in the eighth year.
On November 24, 2008, our Board of Directors approved a $30 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. We made no stock repurchases during the years ended December 31, 2017 and 2016. As of December 31, 2017, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements during 2018.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We are party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancellable operating leases. These obligations are presented below as of December 31, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations	$20,639	$6,563	$8,048	$2,464	$3,564
Capital lease obligations	475	119	229	127
Purchase obligations	54,029	53,320	709	—	—
Transition tax liability	17,340	$1,387	$2,774	$2,774	$10,405
Other obligations	412	$412	—	$—	$—
Total	$92,895	$61,801	$11,760	$5,365	$13,969
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2017, we had approximately $53.3 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, we also had $0.7 million in long-term commitments for purchases to be delivered after 12 months. During the fourth quarter of 2017, we recorded a provisional amount of $17.4 million related to the increase to our taxes payable pursuant to the Tax Cuts Act associated with the mandatory deemed repatriation of the earnings of our foreign subsidiaries. We will pay this liability over eight years, with 8% of the liability paid each year for the first five years, followed by 15% in the sixth year, 20% in the seventh year, and concluding with 25% in the eighth year. Other obligations included in the table primarily represent estimated payments due for acquisition related earn-outs.
Inflation
Inflation did not have a material impact on our results of operations in recent years, and we do not expect inflation to have a material impact on our operations in 2018.

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
In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have selected our critical accounting policies for purposes of explaining the methodology used in our calculation, in addition to any inherent uncertainties pertaining to the possible effects on our financial condition. The critical policies discussed below are our processes of recognizing revenue, the reserve for excess and obsolete inventory, income taxes, the reserve for warranties, goodwill impairment, business combinations and stock-based compensation. These policies affect current assets, current liabilities and operating results and are therefore critical in assessing our financial and operating status. These policies involve certain assumptions that, if incorrect, could have an adverse impact on our operating results and financial position.
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
Goodwill Impairment
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. We do not amortize goodwill; however, we perform an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. We have historically evaluated goodwill for impairment annually as of December 31, or when an indicator of impairment exists. During 2017, we changed the date of annual impairment assessment for our reporting units to October 1. This voluntary change in the annual goodwill testing date is a change in accounting policy, which we concluded is preferable as it better aligns the timing of the assessment with our annual budgeting process. This change in the date of the annual impairment assessment was applied prospectively and did not accelerate, delay or avoid a potential impairment charge. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Each period, and for any of our reporting units, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2017, 2016 and 2015.
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

Impact of Recently Adopted Accounting Standards
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, ASC Topic 805 recognizes three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the new guidance (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The new guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. ASU 2017-01 provides more stringent criteria for sets without outputs and more narrowly defines the term output. ASU 2017-01 became effective for us on January 1, 2018 and was applied prospectively. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and is effective for annual periods beginning after December 15, 2017, and interim period therein. ASU 2016-16 became effective for us on January 1, 2018 and was applied on a modified retrospective basis. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and was applied on a modified retrospective basis. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
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
We have evaluated the effect that this guidance will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. The following is a status of our evaluation of impacts by significant revenue stream:
• Measurement equipment and related software: Under the prior accounting guidance, sales of measurement, imaging and realization equipment and related software sales were generally recognized upon shipment, as we considered the earnings process complete as of the shipping date. The related software sold with our measurement, imaging and realization equipment functions together with such equipment to deliver the tangible product’s essential functionality. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to our measurement, imaging and realization equipment and related software.
• Extended warranties: Under the prior accounting guidance, extended warranty sales were recognized on a straight-line basis over the term of the warranty. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to extended warranties.

• Software: Under the prior accounting guidance, software only sales were recognized when no further significant production, modification or customization of the software was required and when the following criteria were met: persuasive evidence of a sales agreement existed, delivery had occurred, and the sales price was fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support. Maintenance renewals, when sold, were recognized on a straight-line basis over the term of the maintenance agreement. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to software only sales and maintenance renewals.
Under the prior accounting guidance, we recognized sales commission expense as incurred. Under the new guidance, we will capitalize the commission expense for those sales arrangements that extend beyond one year and amortize such costs ratably over the term of the contract. As a result, we will recognize a deferred cost asset on our consolidated balance sheet upon the adoption of the new guidance; however, the impact of this change on our consolidated balance sheet is not material. The adoption of the new guidance did not have a material change to our results of operations or cash flows. We adopted this guidance utilizing the modified retrospective method but are applying it only to contracts that are not completed as of the date of initial adoption, an option that is available under ASC Topic 606.
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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis. We adopted ASU 2015-11 effective January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. ASU 2015-17 became effective for us on January 1, 2017. We adopted this guidance on a retrospective basis, which resulted in the reclassification of current deferred tax assets totaling approximately $7.6 million as of December 31, 2016 from current to non-current in our consolidated financial statements.

Impact of Recently Issued Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We plan to adopt this guidance for our fiscal year ending December 31, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We plan to adopt ASU 2016-02 in the first quarter of 2019. Although we are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements, we currently believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2017, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid in foreign currencies. At December 31, 2017, 58% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017, 2016 or 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc. and Subsidiaries

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Orlando, Florida
February 21, 2018

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$140,960	$106,169
Short-term investments	10,997	42,942
Accounts receivable, net	72,105	61,364
Inventories, net	53,786	51,886
Prepaid expenses and other current assets	16,311	16,304
Total current assets	294,159	278,665
Property and equipment:
Machinery and equipment	66,514	57,063
Furniture and fixtures	6,945	6,099
Leasehold improvements	19,872	18,778
Property and equipment at cost	93,331	81,940
Less: accumulated depreciation and amortization	(61,452)	(50,262)
Property and equipment, net	31,879	31,678
Goodwill	52,750	46,744
Intangible assets, net	22,540	22,279
Service and sales demonstration inventory, net	39,614	29,136
Deferred income tax assets, net	15,606	14,307
Other long-term assets	2,030	905
Total assets	$458,578	$423,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,569	$11,126
Accrued liabilities	27,362	24,572
Income taxes payable	4,676	618
Current portion of unearned service revenues	29,674	27,422
Customer deposits	2,604	2,872
Total current liabilities	75,885	66,610
Unearned service revenues - less current portion	11,815	13,813
Deferred income tax liabilities	695	1,409
Income taxes payable - less current portion	15,952	—
Other long-term liabilities	2,165	2,225
Total liabilities	106,512	84,057
Commitments and contingencies - See Note 12
Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $.001, 50,000,000 shares authorized; 18,277,142 and 18,170,267 issued; 16,796,884 and 16,680,791 outstanding, respectively	18	18
Additional paid-in capital	223,055	212,602
Retained earnings	168,624	183,436
Accumulated other comprehensive loss	(7,822)	(24,561)
Common stock in treasury, at cost - 1,480,258 shares and 1,489,476, respectively	(31,809)	(31,838)
Total shareholders’ equity	352,066	339,657
Total liabilities and shareholders’ equity	$458,578	$423,714
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2017	2016		2015
SALES
Product	$277,922	$256,010		$259,842
Service	82,995	69,574		57,706
Total sales	360,917	325,584		317,548
COST OF SALES
Product	110,143	107,965		114,257
Service	46,137	39,659		36,055
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	156,280	147,624		150,312
GROSS PROFIT	204,637	177,960		167,236
OPERATING EXPENSES
Selling and marketing	103,544	79,870		79,837
General and administrative	43,807	40,813		36,370
Depreciation and amortization	16,588	13,868		11,217
Research and development	35,376	30,125		26,690
Total operating expenses	199,315	164,676	1	154,114
INCOME FROM OPERATIONS	5,322	13,284		13,122
OTHER EXPENSE (INCOME)
Interest income	(319)	(212)		(111)
Other (income) expense, net	(190)	822		371
Interest expense	4	48		56
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	5,827	12,626		12,806
INCOME TAX EXPENSE (BENEFIT)	20,343	1,519		(7)
NET (LOSS) INCOME	$(14,516)	$11,107		$12,813
NET (LOSS) INCOME PER SHARE - BASIC	$(0.87)	$0.67		$0.74
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.87)	$0.67		$0.74
Weighted average shares - Basic	16,711,534	16,654,786		17,288,665
Weighted average shares - Diluted	16,711,534	16,681,710		17,389,473
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2017	2016	2015
Net (loss) income	$(14,516)	$11,107	$12,813
Currency translation adjustments, net of income tax	16,739	(4,700)	(13,166)
Comprehensive income (loss)	$2,223	$6,407	$(353)
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

					Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2015	17,317,430	$18	$200,090	$159,516	$(6,695)	$(9,075)	$343,854
Net income				12,813			12,813
Currency translation adjustment, net of income tax					(13,166)		(13,166)
Restricted stock issued and stock based compensation under incentive plans	13,143		4,306				4,306
Stock options exercised	66,786		2,287				2,287
Tax impact from restricted stock and stock options			313				313
Repurchase of common stock	(809,241)					(22,763)	(22,763)
BALANCE DECEMBER 31, 2015	16,588,118	$18	$206,996	$172,329	$(19,861)	$(31,838)	$327,644
Net income				11,107			11,107
Currency translation adjustment, net of income tax					(4,700)		(4,700)
Restricted stock issued and stock based compensation under incentive plans	20,925		5,374				5,374
Stock options exercised	71,748		674				674
Tax impact from restricted stock and stock options			(442)				(442)
BALANCE DECEMBER 31, 2016	16,680,791	$18	$212,602	$183,436	$(24,561)	$(31,838)	$339,657
Net loss				(14,516)			(14,516)
Currency translation adjustment, net of income tax					16,739		16,739
Restricted stock issued and stock based compensation under incentive plans	19,881		6,450				6,450
Stock options exercised, net of shares withheld for employee taxes	86,994		3,284				3,284
Reissuance of treasury shares	9,218		281			29	310
Cumulative effect of the adoption of ASU 2016-09			438	(296)			142
BALANCE DECEMBER 31, 2017	16,796,884	$18	$223,055	$168,624	$(7,822)	$(31,809)	$352,066
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(14,516)	$11,107	$12,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,588	13,868	11,217
Compensation for stock options and restricted stock units	6,450	5,374	4,306
Provision for bad debts (net recovery of)	370	898	346
Loss on disposal of assets	451	860	947
Write-down of inventories	1,734	4,134	10,878
Deferred income tax benefit	(1,740)	(2,002)	(655)
Income tax benefit from exercise of stock options	—	(357)	(313)
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(6,766)	6,727	9,584
Inventories, net	(10,926)	(6,729)	(18,021)
Prepaid expenses and other assets	(253)	3,588	(2,834)
(Decrease) increase in:
Accounts payable and accrued liabilities	1,103	534	(6,401)
Income taxes payable	20,011	618	—
Customer deposits	(461)	(1,310)	1,114
Unearned service revenues	(1,690)	273	5,051
Net cash provided by operating activities	10,355	37,583	28,032
INVESTING ACTIVITIES:
Proceeds from sale of investments	32,000	—	22,001
Purchases of property and equipment	(8,970)	(7,720)	(14,169)
Payments for intangible assets	(2,377)	(1,657)	(2,140)
Acquisition of business, net of cash received	(5,596)	(27,708)	(12,066)
Net cash provided by (used in) investing activities	15,057	(37,085)	(6,374)
FINANCING ACTIVITIES:
Payments on capital leases	(108)	(8)	(8)
Payments of contingent consideration for acquisitions	(521)	(774)	—
Repurchase of common stock	—	—	(22,763)
Income tax benefit from exercise of stock options	—	357	313
Proceeds from issuance of stock, net	3,594	674	2,287
Net cash provided by (used in) financing activities	2,965	249	(20,171)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,414	(1,934)	(3,420)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,791	(1,187)	(1,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	106,169	107,356	109,289
CASH AND CASH EQUIVALENTS, END OF YEAR	$140,960	$106,169	$107,356
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands, except share and per share data or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and RayTracerTM software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion FARO SCENE, FARO PointSense, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling-Construction Information Management (“Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM-CIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
Reportable Segments—During fiscal 2016, we evaluated our reportable segment structure based on our new management organization and the changes implemented in connection with our initiatives to reorganize our business around certain vertical markets. As a result of this assessment, we report our activities in the following three reportable segments:

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

•
The Other segment includes our Product Design, Public Safety Forensics and 3D Machine Vision operating segments. Our Product Design operating segment provides advanced 3D solutions to assist in the engineering or design of a movable object, enabling a full digital workflow for applications that include reverse engineering and virtual simulation. Our Public Safety Forensics operating segment provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our 3D Machine Vision operating segment provides solutions to customers who require customized 3D measurement and realization solutions not otherwise addressed by our off-the-shelf product offerings.

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Other category and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” (“FASB ASC Topic 280”). Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, using profitable revenue growth and segment profit as the primary financial measure.
We report our segment information in accordance with the provisions of FASB ASC Topic 280. See Note 16, “Segment Reporting” for further information.
Principles of Consolidation—Our consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net (loss) income.
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
Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. We have deposits with foreign banks totaling $98.8 million and $87.3 million as of December 31, 2017 and 2016, respectively.
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
Inventories—Inventories are stated at the lower of cost or net realizable value using the first-in first-out (“FIFO”) method. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Sales demonstration inventory is comprised of measuring, imaging and realization devices utilized by sales representatives to present our products to customers. Management expects sales demonstration inventory to be held by our sales representatives for up to three years, at which time it is refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and be sold within 12 months at prices that produce reduced gross margins. Sales demonstration inventory remains classified as inventory, as it is available for sale and any required refurbishment prior to sale is minimal.

Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining useful life, typically three years. See Note 5, "Inventories" for further information regarding inventories.
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
Depreciation expense was $12.3 million, $10.9 million and $9.2 million in 2017, 2016 and 2015, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes.
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
Goodwill and Intangible Assets—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. We do not amortize goodwill; however, we perform an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is impaired. We have historically evaluated goodwill for impairment annually as of December 31, or when an indicator of impairment exists. During 2017, we changed the date of annual impairment assessment for our reporting units to October 1. This voluntary change in the annual goodwill testing date is a change in accounting policy, which we concluded is preferable as it better aligns the timing of the assessment with our annual budgeting process. This change in the date of the annual impairment assessment was applied prospectively and did not accelerate, delay or avoid a potential impairment charge. If an asset is impaired, the difference between the value of the asset reflected in the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. See Note 6, "Goodwill" and Note 7, "Intangible Assets" for further information regarding goodwill and intangible assets, respectively.

Each period, and for any of our reporting units, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the two-step quantitative goodwill impairment test. We perform the first step of the two-step quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the quantitative goodwill impairment test to measure the amount of the impairment loss, if any. Management has concluded there was no goodwill impairment for the years ended December 31, 2017, 2016 and 2015.
Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2017 and 2016, there were no indefinite-lived intangible assets.
Product technology and patents are recorded at cost. Amortization is computed using the straight-line method over the lives of the product technology and patents of 7 to 20 years.
The remaining weighted-average amortization period for all our intangible assets is eight years.
Long-Lived Assets—Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of an asset group may not be fully recoverable, comparing projected undiscounted future cash flows to the carrying value of the asset group. Management has concluded that there were no indicators of impairment of these assets during the years ended December 31, 2017, 2016 and 2015.
Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred. To date, the time incurred between the attainment of the related products' technological feasibility and general release to customers has been short.
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

We recognize tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. See Note 11, "Income Taxes" for further information regarding income taxes.

(Loss) Earnings Per Share (EPS)—Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 14, “(Loss) Earnings Per Share.”
Accounting for Stock-Based Compensation—We have two stock-based employee and director compensation plans, which are described more fully in Note 13, “Stock Compensation Plans.”
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
We expense stock-based compensation for stock options, restricted stock awards, and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance conditions. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The impacts of adopting ASU 2016-09 are described more fully within the Impact of Recently Adopted Accounting Standards section below.
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

Impact of Recently Adopted Accounting Standards — In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, ASC Topic 805 recognizes three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the new guidance (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The new guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. ASU 2017-01 provides more stringent criteria for sets without outputs and more narrowly defines the term output. ASU 2017-01 became effective for us on January 1, 2018 and was applied prospectively. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and is effective for annual periods beginning after December 15, 2017, and interim period therein. ASU 2016-16 became effective for us on January 1, 2018 and was applied on a modified retrospective basis. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and was applied on a modified retrospective basis. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
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
We have evaluated the effect that this guidance will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. The following is a status of our evaluation of impacts by significant revenue stream:
• Measurement equipment and related software: Under the prior accounting guidance, sales of measurement, imaging and realization equipment and related software sales were generally recognized upon shipment, as we considered the earnings process complete as of the shipping date. The related software sold with our measurement, imaging and realization equipment functions together with such equipment to deliver the tangible product’s essential functionality. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to our measurement, imaging and realization equipment and related software.
• Extended warranties: Under the prior accounting guidance, extended warranty sales were recognized on a straight-line basis over the term of the warranty. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to extended warranties.

• Software: Under the prior accounting guidance, software only sales were recognized when no further significant production, modification or customization of the software was required and when the following criteria were met: persuasive evidence of a sales agreement existed, delivery had occurred, and the sales price was fixed or determinable and deemed collectible. These software arrangements generally include short-term maintenance that is considered post-contract support. Maintenance renewals, when sold, were recognized on a straight-line basis over the term of the maintenance agreement. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to software only sales and maintenance renewals.
Under the prior accounting guidance, we recognized sales commission expense as incurred. Under the new guidance, we will capitalize the commission expense for those sales arrangements that extend beyond one year and amortize such costs ratably over the term of the contract. As a result, we will recognize a deferred cost asset on our consolidated balance sheet upon the adoption of the new guidance; however, the impact of this change on our consolidated balance sheet is not material. The adoption of the new guidance did not have a material change to our results of operations or cash flows. We adopted this guidance utilizing the modified retrospective method but are applying it only to contracts that are not completed as of the date of initial adoption, an option that is available under ASC Topic 606.
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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis. We adopted ASU 2015-11 effective January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. ASU 2015-17 became effective for us on January 1, 2017. We adopted this guidance on a retrospective basis, which resulted in the reclassification of current deferred tax assets totaling approximately $7.6 million as of December 31, 2016 from current to non-current in our consolidated financial statements.

Impact of Recently Issued Accounting Standards —In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We plan to adopt this guidance for our fiscal year ending December 31, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We plan to adopt ASU 2016-02 in the first quarter of 2019. Although we are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements, we currently believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.
Reclassifications—Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period presentation. For example:

•	Deferred income tax assets, net were reclassified from current to non-current in our consolidated balance sheet as of December 31, 2016 as a result of adopting ASU No. 2015-17.

•
Certain reclassifications were made between reporting segments for segment profit during the year ended December 31, 2016 in Note 16, “Segment Reporting” as a result of changes to our methodology for allocating manufacturing variances to our segments. These reclassifications only impacted our segment reporting footnote disclosure.

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$9	$28	$55
Cash paid for income taxes	$2,488	$2,576	$4,682
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	$2,844	$511	$2,979

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity in the allowance for doubtful accounts was as follows:

	Years ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,829	$1,417	$1,844
Provision (net of recovery)	370	898	346
Amounts written off, net of recoveries	(242)	(486)	(773)
Balance, end of year	$1,957	$1,829	$1,417

4.    SHORT-TERM INVESTMENTS
Short-term investments at December 31, 2017 consisted of U.S Treasury Bills totaling $11.0 million that matured through January 11, 2018.  Short-term investments at December 31, 2016 consisted of U.S. Treasury Bills totaling $42.9 million that matured through June 15, 2017. The interest rate on the U.S. Treasury Bills is less than one percent. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. We do not intend to sell our short-term investments and it is not more likely than not that we will be required to sell such investments before recovery of their amortized cost bases, which may be maturity. The fair value of the U.S. Treasury Bills at December 31, 2017 and December 31, 2016 were classed as Level 1 as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 9, “Fair Value Measurements.”

5.    INVENTORIES

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force and demonstrations; and 3) service inventory - completed product and parts used to support our service department. Shipping and handling costs are classified as a component of cost of sales in our consolidated statements of operations. Sales demonstration inventory is held by our sales representatives for up to three years, at which time it is refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Management expects these refurbished units to remain in finished goods inventory and to be sold within 12 months at prices that produce reduced gross margins. Service inventory is used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over the remaining life, typically three years.

Inventories consist of the following:

	December 31, 2017	December 31, 2016
Raw materials	$36,328	$36,760
Finished goods	17,458	15,126
Inventories, net	$53,786	$51,886
Service and sales demonstration inventory, net	$39,614	$29,136

6.    GOODWILL
Our goodwill at December 31, 2017 and 2016 is related to our acquisitions. We evaluate each reporting unit’s fair value as compared to its carrying value on October 1st of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. Prior to 2017, we evaluated each reporting unit's fair value as compared to its carrying value on December 31, 2017. During Step 1 of the quantitative goodwill impairment test, the fair value of the reporting units is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit and a market approach. The key assumptions used in the discounted cash flow model include discount rates, growth rates, cash flow projections and terminal value rates. These rates are susceptible to change and require significant management judgment. The market approach relies on an analysis of publicly-traded companies similar to us and derives a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on our defined peer group. The resulting multiples are then applied to each reporting unit to determine fair value. Impairments to goodwill are charged against earnings in the period the impairment is identified.

During 2016, we realigned our organizational structure to focus on five operating segments: Factory Metrology, Construction BIM-CIM, Product Design, Public Safety Forensics, and 3D Machine Vision. As a result of the change to our operating segments in 2016, we realigned our reporting units for which goodwill was tested as of December 31, 2016: Factory Metrology, Construction BIM-CIM and Public Safety Forensics as shown in the table below.
As of December 31, 2017 and 2016, we did not have any goodwill that was identified as impaired. The increase in goodwill during 2017 and 2016 reflected the acquisitions completed in those periods and changes in foreign exchange rates.

December 31, 2017	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Factory Metrology	$37,861	$2,357	$2,941	$43,159
Construction BIM-CIM	6,078	—	443	6,521
Public Safety Forensics	$2,805	$55	$210	$3,070
Total	$46,744	$2,412	$3,594	$52,750

December 31, 2016	Beginning Balance	Additions	Foreign Currency Translation	Ending Balance
Factory Metrology	$21,360	$16,709	$(208)	$37,861
Construction BIM-CIM	3,429	2,682	(33)	6,078
Public Safety Forensics	$1,582	$1,238	$(15)	$2,805
Total	$26,371	$20,629	$(256)	$46,744

7.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2017
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$19,459	$10,885	$8,574
Patents and trademarks	13,948	5,720	8,228
Customer relationships	5,889	1,685	4,204
Other	7,443	5,909	1,534
Total	$46,739	$24,199	$22,540

	As of December 31, 2016
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$15,700	$7,614	$8,086
Patents and trademarks	13,328	4,927	8,401
Customer relationships	5,466	837	4,629
Other	8,013	6,850	1,163
Total	$42,507	$20,228	$22,279
Amortization expense was $4.5 million, $2.9 million and $2.0 million in 2017, 2016 and 2015, respectively. The estimated amortization expense for each of the years 2018 through 2022 and thereafter is as follows:

Years ending December 31,	Amount
2018	$4,022
2019	3,770
2020	3,311
2021	2,880
2022	2,015
Thereafter	6,542

$22,540

8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2017	2016
Accrued compensation and benefits	$16,144	$13,649
Accrued warranties	2,628	2,594
Professional and legal fees	1,541	1,775
Taxes other than income	3,787	4,026
Other accrued liabilities	3,262	2,528
	$27,362	$24,572
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2017	2016	2015
Balance, beginning of year	$2,594	$2,309	$2,719
Provision for warranty expense	4,045	3,544	3,597
Fulfillment of warranty obligations	(4,011)	(3,259)	(4,007)
Balance, end of year	$2,628	$2,594	$2,309

9.    FAIR VALUE MEASUREMENTS

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

Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,997	$—	$—
Total	$10,997	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$412
Total	$—	$—	$412
	December 31, 2016
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$42,942	$—	$—
Total	$42,942	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$2,100
Total	$—	$—	$2,100

(1)	Short-term investments in the accompanying consolidated balance sheets are six-month U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. For the year ended December 31, 2017, we paid $0.5 million as part of these arrangements. For the year ended December 31, 2016, we paid $0.8 million as part of these arrangements. The remaining change in the fair value of the contingent consideration from December 31, 2016 to December 31, 2017 was related to a $1.3 million decrease due to the expiration of the contingent consideration period for one of our acquisitions and changes in foreign currency exchange rates.

10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Years ended December 31,
	2017	2016	2015
Foreign exchange transaction (gains) losses	$(162)	$1,356	$377
Other	(28)	(534)	(6)
Total other (income) expense, net	$(190)	$822	$371

11.    INCOME TAXES
Income (loss) before income tax expense (benefit) consists of the following:

	Years ended December 31,
	2017	2016	2015
Domestic	$2,468	$(1,527)	$(144)
Foreign	3,359	14,153	12,950
Income before income taxes	$5,827	$12,626	$12,806
The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$18,951	$409	$199
State	507	40	78
Foreign	2,072	3,482	562
Current income tax expense	21,530	3,931	839
Deferred:
Federal	1,038	(2,357)	88
State	(580)	(229)	9
Foreign	(1,645)	174	(943)
Deferred income tax benefit	(1,187)	(2,412)	(846)
Income tax expense (benefit)	$20,343	$1,519	$(7)

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax expense (benefit) are summarized below:

	Years ended December 31,
	2017	2016	2015
Tax expense at statutory rate of 34%	$1,981	$4,427	$4,354
State income taxes, net of federal benefit	81	(50)	54
Foreign tax rate difference	(2,057)	(1,939)	(3,708)
Research and development credit	(1,037)	(917)	(853)
Change in valuation allowance	678	162	(28)
Equity based compensation	33	(255)	54
Manufacturing credit	(191)	(61)	11
Permanent impact of non-deductible cost	766	412	(14)
Provision to return adjustments	777	(61)	(59)
Impact of Tax Cuts and Jobs Act of 2017	19,355	—	—
Other	(43)	(199)	182
Income tax expense (benefit)	$20,343	$1,519	$(7)

The components of our net deferred income tax asset and liabilities are as follows:

	As of December 31,
	2017	2016
Net deferred income tax asset - Non-current
Warranty cost	$695	$1,121
Inventory reserve	419	456
Unearned service revenue	5,364	7,088
Employee stock options	4,366	4,501
Tax Credits	1,785	2,035
Loss carryforwards	8,782	8,005
Other, net	1,479	1,213
Total deferred tax assets	22,890	24,419
Valuation Allowance	(1,631)	(876)
Total deferred tax assets net of valuation allowance	21,259	23,543
Net deferred income tax liability - Non-current
Bad debt reserve	(2)	(159)
Depreciation	(3,675)	(6,799)
Goodwill	(1,574)	(2,279)
Intangible assets	(1,097)	(1,409)
Total deferred tax liabilities	(6,348)	(10,646)
Net deferred tax assets	$14,911	$12,897

On December 22, 2017, the United States enacted the Tax Cuts Act, resulting in significant modifications to existing law. We follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Act for the reporting period in which the Tax Cuts Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Cuts Act's December 2017 enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting for such income tax effects, but in no circumstances will the measurement period extend beyond one year from the enactment date.

Under the Tax Cuts Act, changes include lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory tax on accumulated earnings in foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to United States taxation. The statutory corporate tax rate reduction is effective for tax years beginning on or after January 1, 2018. Based on our best estimate, we have calculated the impact of the Tax Cuts Act in our current year-end provision in accordance with our understanding of the Tax Cuts Act and available guidance. As a result, we recorded an amount of $19.4 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The portion of this provisional amount that related to the transition tax on the mandatory deemed repatriation of foreign earnings was $17.4 million based on our best estimate and guidance available as of the date of this filing. Additional work is necessary to perform a more detailed analysis of historical foreign earnings. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount will be adjusted in the measurement period allowable in accordance with SAB 118. Our provisional amount relating to the transition tax may materially differ upon completing the analysis compared to the amount accrued as of December 31, 2017. The portion of the amount that related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $2.0 million.

Our domestic entities had deferred income tax assets in the amount of $7.7 million and $7.8 million as of December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 and 2016, our foreign subsidiaries had deferred tax assets primarily relating to net operating losses of $7.9 million and $6.4 million, respectively, some of which expire in the next 1 to 9 years and others which can be carried forward indefinitely. The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $1.6 million and $0.9 million, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2017, 2016 and 2015 was a $0.7 million and a $0.1 million increase, and $1.0 million decrease, respectively.

The valuation allowance as of December 31, 2017 and 2016 was primarily related to foreign net operating loss carryforwards that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2017:

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2014-2017	N/A
United States - various states	2013-2017	2014-2016
Germany	2013-2017	N/A
Switzerland	2017	N/A
Singapore	2013-2017	N/A

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not material. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. federal level from 2014 forward and at the state level are subject to a three to four year statute of limitations depending on the state.

12.    COMMITMENTS AND CONTINGENCIES
Leases – We lease buildings and equipment under non-cancellable operating leases through 2026. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. The following is a schedule of future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year, in effect at December 31, 2017:

Years ending December 31,	Amount
2018	$6,563
2019	4,925
2020	3,123
2021	1,251
2022	1,213
Thereafter	3,564
Total future minimum lease payments	$20,639
Rent expense for 2017, 2016, and 2015 was $7.5 million, $7.7 million and $6.9 million, respectively.

Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2017, we had approximately $53.3 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of December 31, 2017, we also had $0.7 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

13.    STOCK COMPENSATION PLANS
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.
We were authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under our 2004 Equity Incentive Plan (the "2004 Plan") as of the effective date of the 2009 Plan that thereafter terminated or expired unexercised or were canceled, forfeited or lapsed for any reason. There were 390,351 options outstanding at December 31, 2017 under the 2009 Plan at exercise prices between $35.90 and $57.54. The options outstanding under the 2009 Plan have a 10-year term (7 years on grants beginning in 2010) and vest over a 3-year period.
In May 2014, our shareholders approved the 2014 Plan authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There were 766,912 options outstanding at December 31, 2017 under the 2014 Plan at exercise prices between $29.98 and $59.97. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period. No awards were outstanding under the 2004 Plan as of December 31, 2017, and we will not make any further grants under the 2004 Plan or the 2009 Plan.
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
In 2015, we granted performance-based stock options and restricted stock units to certain executives. These awards vest in three annual installments beginning one year after the grant date if the applicable performance measures or strategic objectives are achieved. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance measures or strategic objectives. In addition to certain strategic objectives, the performance-based stock options and restricted stock units granted in 2015 are earned and vest based on (1) our achievement of specified revenue and EPS targets, and (2) our total shareholder return ("TSR") relative to the TSR attained by companies within our defined peer group.

Due to the TSR presence in certain performance-based grants, the fair value of these awards is determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value that the award recipients ultimately receive. In February 2017, our Compensation Committee determined the number of performance-based stock options and restricted stock units that were earned for the 2016 performance period. Based on the performance and strategic objectives achieved in 2016, 8,590 stock options and 300 restricted stock units were earned and vested and 20,388 stock options and 604 restricted stock units were determined to be unearned, as the required metrics were not achieved.
We did not grant performance-based stock options and restricted stock units to our employees during 2017. Instead, our annual grant in March 2017 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee, and overall contribution over the last year. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The stock options vest in three equal annual installments beginning one year after the grant date. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units or (b) the Black-Scholes option valuation model in the case of stock options.
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the years ended December 31, 2017, 2016, and 2015 and valued using the Black-Scholes option valuation model was $14.51, $12.90 and $15.08 per option, respectively. For stock options granted during the years ended December 31, 2017, 2016, and 2015 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	1.88% - 2.02%	1.06% - 1.57%	0.80% - 1.21%
Expected dividend yield	—%	—%	—%
Expected option life	5 years	4 years	3 years
Expected volatility	45.2%	45.0% - 47.0%	42.3% - 48.5%
Weighted-average expected volatility	45.2%	46.1%	43.5%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.
There were no market condition awards granted during the years ended December 31, 2017 and 2016 and, as such, the Monte Carlo Simulation valuation model was not used to determine the fair value of the stock options and restricted stock units granted during 2017. In 2015, we granted performance-based stock options and restricted stock units which included the presence of a market condition and were valued using the Monte Carlo Simulation model. This valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the performance-based stock options and restricted stock units granted during 2015 and valued under the Monte Carlo Simulation model were as follows:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	—%	—%	0.95% - 1.48%
Expected dividend yield	—%	—%	—%
Expected option life	—	—	4 years
Expected volatility	—%	—%	44.5%
Weighted-average expected volatility	—%	—%	44.5%

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2017
Outstanding at January 1, 2017	1,090,160	$48.02
Granted	267,794	34.75
Forfeited	(84,591)	44.39
Exercised	(96,212)	37.05
Unearned performance-based options	(20,388)	59.97
Outstanding at December 31, 2017	1,156,763	$45.93	4.3	$7,082
Options exercisable at December 31, 2017	914,941	$42.20	2.3	$2,369
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $1.2 million, $1.7 million and $1.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $3.8 million and $3.9 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	150,682	$33.39
Granted	155,975	35.79
Forfeited	(26,855)	33.95
Vested	(21,706)	34.55
Unearned performance-based awards	(604)	52.83
Non-vested at December 31, 2017	257,492	$34.75
We recorded total stock-based compensation expense associated with our stock incentive plans of $6.5 million, $5.4 million and $4.3 million in 2017, 2016 and 2015, respectively.
As of December 31, 2017, there was $9.4 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 1.9 years.

14.    (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted (loss) earnings per share is presented below:

	Years Ended December 31,
	2017			2016		2015
	Shares		Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic (loss) earnings per share	16,711,534		$(0.87)	16,654,786	$0.67	17,288,665	$0.74
Effect of dilutive securities	—		—	26,924	—	100,808	—
Diluted (loss) earnings per share	16,711,534	—	$(0.87)	16,681,710	$0.67	17,389,473	$0.74
Securities excluded from the determination of weighted average shares for the calculation of diluted (loss) earnings per share, as they were potentially antidilutive	1,049,563			1,046,947		870,421

15.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2017, 2016, and 2015 aggregated $1.7 million, $1.4 million, and $1.3 million, respectively.

16.    SEGMENT REPORTING
We have three reportable segments: Factory Metrology, Construction BIM-CIM, and Other. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Other category.
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

The following tables present information about our reportable segments for the years ended December 31, 2017, 2016, and 2015:

	Factory Metrology	Construction BIM-CIM	Other	Total
2017
Net sales to external customers	$245,114	$86,349	$29,454	$360,917
Segment profit	$78,857	$21,077	$1,159	$101,093

General and administrative				43,807
Depreciation and amortization				16,588
Research and development				35,376

Income from operations				$5,322

	Factory Metrology	Construction BIM-CIM	Other	Total
2016
Net sales to external customers	$236,313	$65,056	$24,215	$325,584
Segment profit	$73,656	$14,799	$9,635	$98,090

General and administrative				40,813
Depreciation and amortization				13,868
Research and development				30,125

Income from operations				$13,284

	Factory Metrology	Construction BIM-CIM	Other	Total
2015
Net sales to external customers	$222,745	$70,849	$23,954	$317,548
Segment profit	$63,463	$16,299	$7,637	$87,399

General and administrative				36,370
Depreciation and amortization				11,217
Research and development				26,690

Income from operations				$13,122

Net sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2017	2016	2015
Net sales to external customers
United States	$141,595	$133,924	$131,670
Americas-Other	13,531	11,815	11,718
Germany	49,860	44,041	41,151
Europe-Other	65,201	57,710	62,032
Japan	35,270	32,530	24,018
Asia-Other	55,460	45,564	46,959
	$360,917	$325,584	$317,548

Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2017	2016	2015
Long-Lived Assets
United States	$54,703	$54,157	$39,973
Americas-Other	13,834	13,486	9,447
Germany	26,611	23,734	24,637
Europe-Other	9,124	6,949	1,146
Japan	558	460	517
Asia-Other	2,246	1,915	2,582
	$107,076	$100,701	$78,302

17.    BUSINESS COMBINATIONS

In April 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of approximately $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our consolidated financial statements for the year ended December 31, 2017.

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

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	BuildIt	LPT	MWF	Nutfield

Accounts receivable	$237	$54	$150	$160
Inventory	—	322	—	539
Other assets	36	160	666	96
Deferred income tax assets	—	1,112	—	131
Intangible assets	1,015	5,474	1,816	2,329
Goodwill (1)	3,393	11,922	5,364	2,357
Accounts payable and accrued liabilities	(95)	(747)	(700)	(12)
Other liabilities	(471)	(1,086)	(345)	(104)
Deferred income tax liabilities	(205)	—	(364)	—

Total purchase price, net of cash acquired	$3,910	$17,211	$6,587	$5,496

(1)
The goodwill arising from the acquisitions consists largely of the expected synergies from combining operations as well as the value of the workforce. A portion of the goodwill is expected to be tax deductible for both the LPT and Nutfield acquisitions.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	BuildIt		LPT		MWF		Nutfield
	Amount	Weighted Average Life	Amount	Weighted Average Life	Amount	Weighted Average Life	Amount	Weighted Average Life
Trade name	$346	7	$64	1	$36	1	$29	1
Non-competition agreement	31	5	—	0	3	2	144	5
Technology	361	7	4,260	7	951	5	1,970	10
Customer relationships	277	7	1,150	7	826	5	95	10
Favorable in-place lease	—	0	—	0	—	0	91	12
Fair value of intangible assets acquired	$1,015	7	$5,474	7	$1,816	5	$2,329	10

The goodwill for the Nutfield acquisition has been allocated to the Factory Metrology reporting segment. The goodwill for the BuildIT, LPT and MWF acquisitions was allocated to the appropriate operating segments using the relative fair value approach in 2016. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.9 million in acquisition and integration costs for the BuildIT, LPT, MWF and Nutfield acquisitions. Pro forma financial results for BuildIT, LPT, MWF and Nutfield have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated results of operations.

18.    QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

Quarter ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Sales	$81,562	$82,682	$90,250	$106,423
Gross profit	43,749	46,760	52,034	62,094
Net (loss) income	(1,461)	(3,625)	1,628	(11,058)
Net (loss) income per share:
Basic	$(0.09)	$(0.22)	$0.10	$(0.66)
Diluted	$(0.09)	$(0.22)	$0.10	$(0.66)

Quarter ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Sales	$75,748	$78,538	$79,600	$91,698
Gross profit	42,671	43,934	42,678	48,677
Net income	3,080	3,392	1,090	3,545
Net income per share:
Basic	$0.19	$0.20	$0.07	$0.21
Diluted	$0.19	$0.20	$0.07	$0.21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in 2013 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which appears below.
FARO Technologies, Inc.
Lake Mary, Florida
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc. and Subsidiaries

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Orlando, Florida
February 21, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item with respect to directors and executive officers is incorporated herein by reference to the information under the headings “Election of Directors” and “Executive Officers” contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
The information required by this Item with respect to corporate governance and our Code of Ethics is incorporated herein by reference to the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters."

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Executive Compensation” and “2017 Director Compensation.”
The information required by this Item regarding Compensation Committee interlocks and insider participation is incorporated herein by reference to the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item about certain relationships and related transactions appears under the heading “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding director independence is incorporated herein by reference to the information contained in the Proxy Statement under the heading “Corporate Governance and Board Matters.”

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

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed February 3, 2010, and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A , filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed November 24, 2008, and incorporated herein by reference, SEC File No. 000-23081)*

10.2	Amendment to Amended and Restated 2004 Equity Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 8-K, filed April 8, 2009, and incorporated herein by reference, SEC File No. 000-23081)*

10.3	2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed April 15, 2009, and incorporated herein by reference, SEC File No. 000-23081)*

10.4
First Amendment to the 2009 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2011, and incorporated herein by reference, SEC File No. 000-23081)*

10.5	2014 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 3, 2014, and incorporated herein by reference)*

10.6	Summary of Director Compensation Program (Filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.7
Form of Intellectual Property and Confidentiality Agreement between FARO Technologies, Inc. and new employees (Filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)

10.8
Form of Stock Option Award Agreement under the 2004 Equity Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference, SEC file No. 000-23801)*

10.9
Form of Stock Option Award Agreement under the 2009 Equity Incentive Plan (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.10
Form of performance-based Stock Option Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.11
Form of performance-based Restricted Stock Unit Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.12
Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference)*

10.13
Form of time-based Stock Option Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)*

10.14	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan*

10.15
Employment Agreement between FARO Technologies, Inc. and Joseph Arezone, dated as of April 27, 2016 (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 29, 2016, and incorporated herein by reference)*

10.16
Amended and Restated Employment Agreement between FARO Technologies, Inc. and Kathleen J. Hall, dated as of April 27, 2016 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 29, 2016, and incorporated herein by reference)*

10.17
Amended and Restated Employment Agreement between FARO Technologies, Inc. and Jody S. Gale, dated as of April 27, 2016 (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 29, 2016, and incorporated herein by reference)*

10.18
Employment Agreement between FARO Technologies, Inc. and Robert E. Seidel, dated December 21, 2016 (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 21, 2016, and incorporated herein by reference)*

10.19
FARO Technologies, Inc. Amended and Restated Change in Control Severance Policy, dated as of April 9, 2015 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2015 and incorporated herein by reference)*

10.20
Office Flex Lease, dated September 26, 2007, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference, SEC File No. 000-23801)

10.21
First Amendment to Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.22
Amended and Restated Lease Agreement, dated October 1, 2009, by and between FARO Technologies, Inc. and Emma Investments, LLC (Filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference, SEC File No. 000-23801)

10.23
First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of May 14, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2014 and incorporated herein by reference)

10.24
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

10.27	Assignment and Assumption of Lease, dated April 21, 2017, by and between FARO Technologies, Inc., Instrument Associates, LLC and Century Park, L.L.C.

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements
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

FARO TECHNOLOGIES, INC.

Date:	February 21, 2018	By:	/s/ Robert Seidel
Robert Seidel, Chief Financial Officer
(Duly Authorized Officer)
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

Signature	Title	Date

/s/ Simon Raab	Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2018
Simon Raab

/s/ Robert Seidel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2018
Robert Seidel

/s/ John Caldwell	Director	February 21, 2018
John Caldwell

/s/ Lynn Brubaker	Director	February 21, 2018
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 21, 2018
Stephen R. Cole

/s/ Marvin Sambur	Director	February 21, 2018
Marvin Sambur

/s/ John Donofrio	Director	February 21, 2018
John Donofrio

/s/ Jeffrey A. Graves	Director	February 21, 2018
Jeffrey A. Graves

/s/ Yuval Wasserman	Director	February 21, 2018
Yuval Wasserman