Form 10-Q
period 2018-03-31
FARO TECHNOLOGIES INC
filed 2018-04-25
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,960,961 shares of the registrant’s common stock outstanding as of April 23, 2018.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$138,826	$140,960
Short-term investments	10,957	10,997
Accounts receivable, net	71,631	72,105
Inventories, net	58,376	53,786
Prepaid expenses and other current assets	19,119	16,311
Total current assets	298,909	294,159
Property and equipment:
Machinery and equipment	69,355	66,514
Furniture and fixtures	6,853	6,945
Leasehold improvements	20,230	19,872
Property and equipment at cost	96,438	93,331
Less: accumulated depreciation and amortization	(64,907)	(61,452)
Property and equipment, net	31,531	31,879
Goodwill	54,511	52,750
Intangible assets, net	25,399	22,540
Service and sales demonstration inventory, net	41,703	39,614
Deferred income tax assets, net	15,738	15,606
Other long-term assets	2,861	2,030
Total assets	$470,652	$458,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,145	$11,569
Accrued liabilities	24,367	27,362
Income taxes payable	2,104	4,676
Current portion of unearned service revenues	30,976	29,674
Customer deposits	2,456	2,604
Total current liabilities	71,048	75,885
Unearned service revenues - less current portion	12,531	11,815
Deferred income tax liabilities	700	695
Income taxes payable - less current portion	15,952	15,952
Other long-term liabilities	2,092	2,165
Total liabilities	102,323	106,512
Commitments and contingencies - See Note 14
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,416,020 and 18,277,142 issued, respectively; 16,955,679 and 16,796,884 outstanding, respectively	18	18
Additional paid-in capital	231,209	223,055
Retained earnings	171,444	168,624
Accumulated other comprehensive loss	(2,608)	(7,822)
Common stock in treasury, at cost; 1,460,341 and 1,480,258 shares, respectively	(31,734)	(31,809)
Total shareholders’ equity	368,329	352,066
Total liabilities and shareholders’ equity	$470,652	$458,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2018	March 31, 2017
Sales
Product	$70,581	$62,380
Service	22,253	19,182
Total sales	92,834	81,562
Cost of Sales
Product	26,884	27,058
Service	12,164	10,755
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	39,048	37,813
Gross Profit	53,786	43,749
Operating Expenses
Selling and marketing	28,271	22,872
General and administrative	11,073	10,699
Depreciation and amortization	4,343	3,718
Research and development	9,406	8,466
Total operating expenses	53,093	45,755
Income (loss) from operations	693	(2,006)
Other expense (income)
Interest income	(73)	(82)
Other expense, net	184	8
Income (loss) before income tax expense (benefit)	582	(1,932)
Income tax expense (benefit)	127	(471)
Net income (loss)	$455	$(1,461)
Net income (loss) per share - Basic	$0.03	$(0.09)
Net income (loss) per share - Diluted	$0.03	$(0.09)
Weighted average shares - Basic	16,837,754	16,684,164
Weighted average shares - Diluted	17,142,770	16,684,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net income (loss)	$455	$(1,461)
Currency translation adjustments, net of income tax	5,214	4,159
Comprehensive income	$5,669	$2,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Cash flows from:
Operating activities:
Net income (loss)	$455	$(1,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,343	3,718
Stock-based compensation	1,553	1,417
Provision for bad debts	24	89
Loss on disposal of assets	127	77
Provision for excess and obsolete inventory	312	567
Deferred income tax (benefit) expense	(128)	6
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,808	1,722
Inventories	(5,208)	(2,480)
Prepaid expenses and other current assets	(936)	(1,181)
(Decrease) increase in:
Accounts payable and accrued liabilities	(4,846)	(2,442)
Income taxes payable	(2,571)	(618)
Customer deposits	(213)	(123)
Unearned service revenues	1,231	430
Net cash used in operating activities	(4,049)	(279)
Investing activities:
Purchases of property and equipment	(2,243)	(1,745)
Payments for intangible assets	(650)	(332)
Acquisition of businesses	(3,966)	—
Net cash used in investing activities	(6,859)	(2,077)
Financing activities:
Payments on capital leases	(46)	(2)
Proceeds from issuance of stock related to stock option exercises	6,785	268
Net cash provided by financing activities	6,739	266
Effect of exchange rate changes on cash and cash equivalents	2,035	1,779
Decrease in cash and cash equivalents	(2,134)	(311)
Cash and cash equivalents, beginning of period	140,960	106,169
Cash and cash equivalents, end of period	$138,826	$105,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) is a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and RayTracerTM software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion FARO SCENE, FARO PointSense, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM” and formerly known as “Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. In the first quarter of 2018, we combined our historical Factory Metrology and 3D Machine Vision verticals under a single reporting segment, 3D Factory (formerly known as “Factory Metrology”), due to the linkage between the two historical verticals related to the type or class of customers served, the nature of the products and services provided, and the nature of the production processes. The 3D Machine Vision vertical was historically reported within the former Other reporting segment. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments. The amounts related to our reporting segment information for the three months ended March 31, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reportable segments:

•
The 3D Factory reporting segment includes our Factory Metrology and 3D Machine Vision verticals and provides both standardized and customized solutions for manual, automated and 3D measurement and inspection in an industrial or manufacturing environment. Applications include alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and set-up, and assembly guidance.

•
The Construction BIM reporting segment contains solely our Construction BIM vertical and provides solutions for as-built data capturing and 3D visualization in building information modeling applications, allowing our customers in the architecture, engineering and construction markets to quickly and accurately extract two-dimensional (“2D”) and 3D measurement points. Applications include as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation.

•
The Emerging Verticals reporting segment (formerly known as "Other") includes our Product Design and Public Safety Forensics verticals. Our Product Design vertical provides advanced 3D solutions to assist in the engineering or design of a movable object, enabling a full digital workflow for applications that include reverse engineering and virtual simulation. Our Public Safety Forensics vertical provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations.

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of FASB ASC Topic 280. See Note 13 – Segment Reporting for further information.
NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net income (loss).
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018 or any future interim period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying December 31, 2017 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.
As described in Note 1 – Description of Business, in the first quarter of 2018, we changed our reporting segment structure. Amounts related to our reporting segment information for the three months ended March 31, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments.
NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards -
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASC Topic 805 recognizes three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the new guidance (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The new guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. ASU 2017-01 provides more stringent criteria for sets without outputs and more narrowly defines the term output. ASU 2017-01 became effective for us on January 1, 2018 and was applied prospectively. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which removes the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 became effective for us on January 1, 2018 and was applied on a modified retrospective basis. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The following represents the impact of our adoption by significant revenue stream:

• Measurement equipment and related software: Under the prior accounting guidance, sales of measurement, imaging and realization equipment and related software sales were generally recognized upon shipment, as we considered the earnings process complete as of the shipping date. The related software sold with our measurement, imaging and realization equipment functions together with such equipment to deliver the tangible product’s essential functionality. Customers frequently purchase extended warranties when purchasing measurement equipment and related software. Under the new guidance, we allocate the contract price to performance obligations based on our best estimate of the standalone selling price, utilizing data from the sale of our applicable products and services to customers separately in similar circumstances, with the exception of software licenses. We use the residual method for allocating the contract price to performance obligations relating to software licenses. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to our measurement, imaging and realization equipment and related software.

• Extended warranties: Under the prior accounting guidance, extended warranty sales were recognized on a straight-line basis over the term of the warranty. Extended warranty sales include contract periods that extend between one month and three years. The unearned service revenues reported in current and noncurrent liabilities on our condensed consolidated balance sheets appropriately reflect the remaining performance obligations related to these contracts. Our adoption of the new guidance did not result in material changes to our accounting for revenue related to extended warranties.

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

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. During the three months ended March 31, 2018, we recognized $9.0 million of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017.

Under the prior accounting guidance, we recognized sales commission expense as incurred. Under the new guidance, we must capitalize commission expense and amortize such costs ratably over the term of the contract. In accordance with the modified retrospective method of adoption, we recorded a net increase to opening retained earnings as of January 1, 2018 of $2.4 million and recognized an associated $2.4 million deferred cost asset due to the cumulative impact of adopting the new guidance. As of March 31, 2018, the deferred cost asset related to deferred commissions was approximately $2.5 million. For classification purposes, $1.8 million and $0.7 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet. The impact of adopting the new guidance was not material to the consolidated operating results for the three months ended March 31, 2018.

We have elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in Sales and shipping and handling costs incurred are recorded in Cost of sales. Additionally, we have elected to exclude from Sales any value add, sales and other taxes that we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we have historically recorded shipping and handling fees and taxes.

The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns. In accordance with the adoption of the new guidance, we are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Historically, our allowance for sales returns has not been material and was less than $0.1 million as of March 31, 2018. As such, our adoption of the new guidance did not result in material changes to our accounting for variable consideration related to sales returns, and the corresponding contract asset related to such returns.

The following tables present our revenues by Sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended March 31,
	2018	2017
Product sales
Product transferred to customers at a point in time	$70,581	$62,380
Product transferred to customers over time	—	—
	$70,581	$62,380

	For the Three Months Ended March 31,
	2018	2017
Service sales
Service transferred to customers at a point in time	$9,452	$8,642
Service transferred to customers over time	12,801	10,540
	$22,253	$19,182

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended March 31,
	2018	2017
Net sales to external customers
United States	$37,302	$31,770
EMEA (1)	29,680	24,960
APAC (1)	22,589	21,260
Other Americas (1)	3,263	3,572
	$92,834	$81,562
(1) Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada and Latin America (Other Americas)

Impact of Recently Issued Accounting Standards -
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We plan to adopt ASU 2016-02 in the first quarter of 2019. Although we are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements, we currently believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for operating leases.
NOTE 5 – STOCK-BASED COMPENSATION
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the requisite service period.
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (“2009 Plan”) and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2014, our shareholders approved the 2014 Plan, authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of March 31, 2018, and we will not make any further grants under the 2004 Plan or the 2009 Plan.

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
Our annual grants in March 2018 and March 2017 consisted of stock options and restricted stock units that are subject to only time-based vesting. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution to FARO. The stock options vest in three equal annual installments beginning one year after the grant date. The restricted stock unit awards vest in full on the three-year anniversary of the grant date. The fair value of these stock-based awards is determined by using (a) the Black-Scholes option valuation model in the case of stock options or (b) the current market price of our common stock on the grant date in the case of restricted stock units.
In 2015, we granted performance-based stock options and restricted stock units to certain executives. These awards vested in three annual installments beginning one year after the grant date if the applicable performance measures or strategic objectives were achieved. The related stock-based compensation expense was recognized over the requisite service period, taking into account the probability that we would satisfy the performance measures or strategic objectives. In addition to certain strategic objectives, the performance-based stock options and restricted stock units granted in 2015 were earned and vested based upon (1) our achievement of specified revenue and earnings per share targets, and (2) our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined peer group.
Due to the TSR presence in certain performance-based grants, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expensed these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately received. In March 2018, our Compensation Committee determined that 7,743 performance-based stock options and 266 restricted stock units were earned for the 2017 performance period and 17,160 stock options and 640 restricted stock units were unearned, as the required metrics were not achieved. As of March 31, 2018, all performance-based stock options and restricted stock units granted in 2015 were either vested or were forfeited because they were not earned.
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the three months ended March 31, 2018 and March 31, 2017 and valued using the Black-Scholes option valuation model was $23.43 and $14.51 per option, respectively. For stock options granted during the three months ended March 31, 2018 and March 31, 2017 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	2.65%	2.02%
Expected dividend yield	—%	—%
Expected term of option	4 years	5 years
Expected volatility	45.0%	45.2%
Weighted-average expected volatility	45.0%	45.2%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted-average exercise prices during the three months ended March 31, 2018 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2018
Outstanding at January 1, 2018	1,156,763	$45.93
Granted	174,439	61.30
Forfeited or expired	(32,005)	40.79
Exercised	(156,765)	43.28
Unearned performance-based options	(17,160)	59.97
Outstanding at March 31, 2018	1,125,272	$48.27	4.6	$12,223
Options exercisable at March 31, 2018	942,658	$42.36	2.6	$6,129
The total intrinsic value of stock options exercised for the three months ended March 31, 2018 and March 31, 2017, was $2.7 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended March 31, 2018 and March 31, 2017 was $3.1 million and $2.9 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	257,492	$34.75
Granted	86,178	61.30
Forfeited	(7,307)	36.28
Vested	(3,104)	36.19
Unearned performance-based awards	(640)	51.15
Non-vested at March 31, 2018	332,619	$41.59
We recorded total stock-based compensation expense of $1.6 million and $1.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
As of March 31, 2018, there was $16.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.4 years.
NOTE 6 – SHORT TERM INVESTMENTS
Short-term investments at March 31, 2018 consisted of U.S Treasury Bills totaling $11.0 million that mature through July 5, 2018.  Short-term investments at December 31, 2017 consisted of U.S. Treasury Bills totaling $11.0 million that matured on January 11, 2018. The interest rate on the U.S. Treasury Bills held on March 31, 2018 is 1.45% and was less than one percent for the U.S. Treasury Bills held as of December 31, 2017. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at March 31, 2018 and December 31, 2017 were classed as Level 1, as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 12 – Fair Value of Financial Instruments.
NOTE 7 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2018	As of December 31, 2017
Accounts receivable	$73,642	$74,062
Allowance for doubtful accounts	(2,011)	(1,957)
Total	$71,631	$72,105

NOTE 8 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force and demonstrations; and 3) service inventory - completed product and parts used to support our service department. Shipping and handling costs associated with third party sales transactions are classified as a component of cost of sales in our condensed consolidated statements of operations.
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
Inventories consist of the following:

	As of March 31, 2018	As of December 31, 2017
Raw materials	$37,406	$36,328
Finished goods	20,970	17,458
Inventories, net	$58,376	$53,786

Service and sales demonstration inventory, net	$41,703	$39,614

NOTE 9 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income or (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation, when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss, which we did for the three months ended March 31, 2017, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2018 and March 31, 2017, there were approximately 655,944 shares and 1,108,139 shares, respectively, issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings (loss) per share	16,837,754	$0.03	16,684,164	$(0.09)
Effect of dilutive securities	305,016	—	—	—
Diluted earnings (loss) per share	17,142,770	$0.03	16,684,164	$(0.09)

NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2018	As of December 31, 2017
Accrued compensation and benefits	$13,706	$16,144
Accrued warranties	2,475	2,628
Professional and legal fees	1,839	1,541
Taxes other than income	2,778	3,787
Other accrued liabilities	3,569	3,262
	$24,367	$27,362
Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$2,628	$2,594
Provision for warranty expense	914	874
Fulfillment of warranty obligations	(1,067)	(1,114)
Balance, end of period	$2,475	$2,354
NOTE 11 – INCOME TAXES
For the three months ended March 31, 2018, we recorded income tax expense of $0.1 million compared with an income tax benefit of $0.5 million for the three months ended March 31, 2017. Our effective tax rate was 21.8% for the three months ended March 31, 2018 compared with a 24.4% benefit in the prior year period. The change in our income tax expense (benefit) was primarily due to pretax income during the three months ended March 31, 2018 compared to a pretax loss during the three months ended March 31, 2017.

On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Cuts Act”), resulting in significant modifications to existing tax law. We are following the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Act for the reporting period in which the Tax Cuts Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Cuts Act's December 2017 enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting for such income tax effects, but in no circumstances will the measurement period extend beyond one year from the enactment date.

Under the Tax Cuts Act, changes include lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory tax on accumulated earnings in foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to United States taxation. The statutory corporate tax rate reduction is effective for tax years beginning on or after January 1, 2018. Based on our best estimate, we have calculated the impact of the Tax Cuts Act in our current tax provision in accordance with our understanding of the Tax Cuts Act and available guidance. The portion of the provisional amount that related to the transition tax on the mandatory deemed repatriation of foreign earnings was $17.4 million based on our best estimate and guidance available as of the date of this filing, which was recorded in the fourth quarter of 2017. The provisional amount related to the transition tax on the mandatory deemed repatriation of foreign earnings has not changed as of March 31, 2018 when compared to December 31, 2017. Additional work is necessary to perform a more detailed analysis of historical foreign earnings. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount will be adjusted in the measurement period allowable in accordance with SAB 118. Our provisional amount relating to the transition tax may materially differ upon completing the analysis compared to the amount accrued as of March 31, 2018. We expect our analysis to be completed when our 2017 United States tax return is filed in the fourth quarter of 2018.

Additionally, the Tax Cuts Act included a new provision designed to impose a tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries which allows the possibility of using foreign tax credits to offset the tax liability, subject to some limitations. For the three months ended March 31, 2018, our income tax expense included an estimate of the current GILTI impact on our tax provision, which we currently estimate would result in a tax liability of approximately $0.7 million for the year ended December 31, 2018. Based on our current forecast of taxable income for the United States and foreign tax jurisdictions, the estimated $0.7 million GILTI tax liability would be fully offset by the utilization of foreign tax credits and have an immaterial impact on our income tax expense for the year ended December 31, 2018. Our amount relating to GILTI may materially differ if the geographical mix of taxable earnings or total taxable earnings change compared to the assumptions used in our forecast.
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2018
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,957	$—	$—
Total	$10,957	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$1,019
Total	$—	$—	$1,019
	As of December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,997	$—	$—
Total	$10,997	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$412
Total	$—	$—	$412

(1)	Short-term investments in the accompanying consolidated balance sheets are U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The remaining undiscounted maximum payment under the arrangements is $1.1 million. We did not pay any amounts as part of these arrangements during the three months ended March 31, 2018. The change in the fair value of the contingent consideration from December 31, 2017 to March 31, 2018 is primarily related to our acquisition of Laser Control Systems Limited on March 9, 2018. See Note 15 – Business Combinations for further information regarding that acquisition.

NOTE 13 – SEGMENT REPORTING
We have three reportable segments; 3D Factory, Construction BIM, and Emerging Verticals. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals category.
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
Our segment structure presented below represents a change from the prior year as further described in Note 1 – Description of Business. The amounts for the three months ended March 31, 2017 have been restated to reflect the change in reporting segments. Each of our segments employs consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of total segment profit to Income (Loss) from Operations included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	3D Factory	Construction BIM	Emerging Verticals	Total
Three Months Ended March 31, 2018

Total sales	$61,358	$22,682	$8,794	$92,834
Segment profit	$18,372	$6,451	$692	$25,515
General and administrative				11,073
Depreciation and amortization				4,343
Research and development				9,406
Income from operations				$693

	3D Factory	Construction BIM	Emerging Verticals	Total
Three Months Ended March 31, 2017

Total sales	$57,222	$18,941	$5,399	$81,562
Segment profit	$16,669	$4,078	$130	$20,877
General and administrative				10,699
Depreciation and amortization				3,718
Research and development				8,466
Loss from operations				$(2,006)

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating leases that expire in or before 2026. Total obligations under these leases are approximately $6.6 million for 2018.
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2018, we had approximately $53.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of March 31, 2018, we also had $11.1 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.
NOTE 15 – BUSINESS COMBINATIONS

In April 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of approximately $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements for the three months ended March 31, 2018.
The acquisition of Nutfield constitutes a business combination as defined by ASC Topic 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition.
Following is a summary of our final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the Nutfield acquisition:

Nutfield
Accounts receivable	$160
Inventory	539
Other assets	96
Deferred income tax assets	131
Intangible assets	2,329
Goodwill (1)	2,357
Accounts payable and accrued liabilities	(12)
Other liabilities	(104)
Total purchase price, net of cash acquired	$5,496

(1) A portion of the goodwill is expected to be tax deductible.

Following are the details of the purchase price allocated to the intangible assets acquired for the Nutfield acquisition noted above:

	Nutfield
	Amount	Weighted Average Life (Years)
Trade name	$29	1
Non-competition agreement	144	5
Technology	1,970	10
Customer relationship	95	10
Favorable in-place lease	91	12
Fair value of intangible assets acquired	$2,329	10

The goodwill for the Nutfield acquisition has been allocated to the 3D Factory reporting segment.

On March 9, 2018, we acquired all of the outstanding shares of Laser Control Systems Limited, a laser component technology business located in Bedfordshire, United Kingdom, which specializes in the design and manufacture of advanced digital scan heads and laser software, for a purchase price of $1.7 million. An additional $0.7 million in contingent consideration may be earned by the former owners if certain milestones are met. The preliminary values of the assets acquired were allocated to goodwill and intangible assets in the amounts of $0.4 million and $1.9 million, respectively. The preliminary value of the contingent consideration liability is $0.6 million. The goodwill relates to expected synergies from combining operations and is expected to be allocated to our 3D Factory reporting segment. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the three months ended March 31, 2018.

On March 16, 2018, we acquired all of the outstanding shares of Photocore AG, a vision-based 3D measurement application and software developer, for a total purchase price of $2.4 million. The preliminary values of the assets acquired were allocated to goodwill and intangible assets in the amounts of $1.0 million and $1.4 million, respectively. The goodwill relates to expected synergies from combining operations and is expected to be allocated to our Construction BIM and Emerging Verticals reporting segments. This acquisition supports our long-term strategy to improve our existing software offerings with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the three months ended March 31, 2018.

Pro forma financial results for Nutfield, Laser Control Systems Limited and Photocore AG have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
changes in regulation which result in rising prices of imported steel, steel byproducts, aluminum, and aluminum byproducts used as raw materials in the production of measurement devices, and our ability to pass those costs on to our customers or require our suppliers to absorb such costs;

•
changes in foreign regulation which may result in rising prices of our measurement devices sold as exports to our international customers, our customers' willingness to absorb incremental import tariffs, and the corresponding impact on our profitability;

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

•
fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) manufacturing inefficiencies associated with new product introductions, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the inability of our sales and marketing programs to achieve their sales targets, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) inefficiencies in the management of our inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, and (xviii) investment costs associated with the training and ramp-up time for new sales people;

•	changes in gross margins due to a changing mix of products sold and the different gross margins on different products and sales channels;

•
our inability to successfully comply with the requirements of the Restriction of use of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive in the European Union;

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

•
variations in our effective income tax rate, which makes it difficult to predict our effective income tax rate on a quarterly and annual basis, and the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Cuts Act"), including the global intangible low-taxed income (“GILTI”) of foreign subsidiaries;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate;

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and

•	other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.

Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging and realization systems. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage and other applications. Our FaroArm®, FARO ScanArm®, FARO Gage®, FARO Laser TrackerTM, FARO Laser Projector, FARO Cobalt Array Imager, and their companion CAM2®, BuildIT and RayTracerTM software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our Factory Metrology vertical. Our FARO Focus and FARO Scanner Freestyle3DX laser scanners, and their companion FARO SCENE, FARO PointSense, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM” and formerly known as “Construction BIM-CIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3DX laser scanners and their companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our Product Design vertical. FARO Visual InspectTM enables large, complex 3D CAD data to be transferred to a tablet device and then used for mobile visualization and comparison to real world conditions, facilitating in-process inspection, assembly, guidance and positioning for applications in our Factory Metrology and Construction BIM verticals. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems.
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
We manufacture our FaroArm®, FARO ScanArm®, and FARO Gage products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus in our manufacturing facilities located in Germany and Switzerland for customer orders from Europe, the Middle East and Africa and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3DX products in our facility located in Germany. We manufacture our FARO Cobalt Array Imager, FARO Laser Projector and FARO Laser TrackerTM products in our facility located in Pennsylvania. We expect all of our existing plants to have the production capacity necessary to support our volume requirements through the remainder of 2018.
We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017 or the three months ended March 31, 2018.
Over the past decade, we have achieved profitability on an annual basis, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year, and a loss in 2017 that resulted primarily from the enactment and the impact of the Tax Cuts Act further described in Note 11 – Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Historically, our sales have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

In the first quarter of 2018, we renamed our segments from "Construction BIM-CIM" to "Construction BIM" and from "Other" to "Emerging Verticals" and combined our historical Factory Metrology and 3D Machine Vision verticals under a single 3D Factory reporting segment, as further discussed in Note 1 – Description of Business in Part I, Item 1 of this Quarterly Report on Form 10-Q. The amounts related to our segment information for the three months ended March 31, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments.
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

	Three months ended March 31,
(dollars in thousands)	2018	% of Sales	2017	% of Sales
Sales
Product	$70,581	76.0%	$62,380	76.5%
Service	22,253	24.0%	19,182	23.5%
Total sales	92,834	100.0%	81,562	100.0%
Cost of Sales
Product	26,884	29.0%	27,058	33.2%
Service	12,164	13.1%	10,755	13.2%
Total cost of sales	39,048	42.1%	37,813	46.4%
Gross Profit	53,786	57.9%	43,749	53.6%
Operating Expenses:
Selling and marketing	28,271	30.5%	22,872	28.0%
General and administrative	11,073	11.9%	10,699	13.1%
Depreciation and amortization	4,343	4.7%	3,718	4.6%
Research and development	9,406	10.1%	8,466	10.4%
Total operating expenses	53,093	57.2%	45,755	56.1%
Income (loss) from operations	693	0.7%	(2,006)	(2.5)%
Other expense (income)
Interest income, net	(73)	(0.1)%	(82)	(0.1)%
Other expense, net	184	0.2%	8	—%
Income (loss) before income tax expense (benefit)	582	0.6%	(1,932)	(2.4)%
Income tax expense (benefit)	127	0.1%	(471)	(0.6)%
Net income (loss)	$455	0.5%	$(1,461)	(1.8)%

Consolidated Results
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Sales. Total sales increased by $11.2 million, or 13.8%, to $92.8 million for the three months ended March 31, 2018 from $81.6 million for the three months ended March 31, 2017. Total product sales increased by $8.2 million, or 13.1%, to $70.6 million for the three months ended March 31, 2018 from $62.4 million for the three months ended March 31, 2017. Our product sales increased primarily due to increased unit sales in our Construction BIM segment and higher average selling prices in our 3D Factory segment. Service revenue increased by $3.1 million, or 16.0%, to $22.3 million for the three months ended March 31, 2018 from $19.2 million for the three months ended March 31, 2017, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a positive impact on sales of $5.0 million, increasing our overall sales growth rate by approximately 6.1 percentage points, primarily due to the strengthening of the Euro, British Pound, Japanese Yen, and Chinese Yuan, relative to the U.S. dollar.
Gross profit. Gross profit increased by $10.1 million, or 22.9%, to $53.8 million for the three months ended March 31, 2018 from $43.7 million for the three months ended March 31, 2017. Gross margin increased to 57.9% for the three months ended March 31, 2018 from 53.6% in the prior year period. Gross margin from product revenue increased by 5.3 percentage points to 61.9% for the three months ended March 31, 2018 from 56.6% in the prior year period. This increase was primarily due to higher average selling prices in our 3D Factory segment and improved manufacturing efficiencies in our Construction BIM and Emerging Verticals segments. Gross margin from service revenue increased by 1.4 percentage points to 45.3% for the three months ended March 31, 2018 from 43.9% for the prior year period primarily as a result of higher service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $5.4 million, or 23.6%, to $28.3 million for the three months ended March 31, 2018 from $22.9 million for the three months ended March 31, 2017. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth, and $0.6 million in employee severance expense. Selling and marketing expenses as a percentage of sales were 30.5% for the three months ended March 31, 2018, compared with 28.0% of sales for the three months ended March 31, 2017. Our worldwide period-ending selling headcount increased by 61, or 10.3%, to 653 at March 31, 2018, from 592 at March 31, 2017.
General and administrative expenses. General and administrative expenses increased by $0.4 million, or 3.5%, to $11.1 million for the three months ended March 31, 2018 from $10.7 million for the three months ended March 31, 2017. This increase was driven primarily by professional service fees related to our acquisitions in the first quarter of 2018. General and administrative expenses decreased to 11.9% of sales for the three months ended March 31, 2018 from 13.1% of sales for the three months ended March 31, 2017 primarily due to leveraging the effect of increased sales.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 16.8%, to $4.3 million for the three months ended March 31, 2018 from $3.7 million for the three months ended March 31, 2017. This increase was driven primarily by higher amortization of intangible assets related to our Nutfield acquisition in April 2017 and new production tooling for the manufacture of new products.
Research and development expenses. Research and development expenses increased by $0.9 million, or 11.1%, to $9.4 million for the three months ended March 31, 2018 from $8.5 million for the three months ended March 31, 2017. This increase was mainly due to increased headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales were 10.1% and 10.4% for the three months ended March 31, 2018 and March 31, 2017, respectively.
Other (income) expense, net. For the three months ended March 31, 2018, we had other expense of $0.1 million compared to other income of $0.1 million for the three months ended March 31, 2017. The change was largely driven by the effect of foreign exchange rates.
Income tax expense (benefit). Income tax expense was $0.1 million for the three months ended March 31, 2018, compared with an income tax benefit of $0.5 million for the three months ended March 31, 2017. Our effective tax rate was 21.8% for the three months ended March 31, 2018 compared with a 24.4% benefit in the prior year period. The change in our income tax expense (benefit) and effective tax rate was primarily due to pretax income during the three months ended March 31, 2018 compared to a pretax loss during the three months ended March 31, 2017. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net income (loss). Our net income was $0.5 million for the three months ended March 31, 2018 compared to a net loss of $1.5 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Total sales by segment for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Three Months Ended
	March 31, 2018	% of Total	March 31, 2017	% of Total
3D Factory	$61,358	66.1%	$57,222	70.2%
Construction BIM	22,682	24.4%	18,941	23.2%
Emerging Verticals	8,794	9.5%	5,399	6.6%
Total sales	$92,834		$81,562
We use segment profit to evaluate the performance of our reportable segments, which are 3D Factory, Construction BIM and Emerging Verticals. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the three months ended March 31, 2018 and 2017 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to income (loss) from operations, see Note 13 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

3D Factory
(dollars in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Total sales	$61,358	$57,222
Segment profit	$18,372	$16,669
Segment profit as a % of 3D Factory segment sales	29.9%	29.1%
Sales. Total sales in our 3D Factory segment increased by $4.2 million, or 7.3%, to $61.4 million for the three months ended March 31, 2018 from $57.2 million in the prior year period. The increase was driven by higher average selling prices and growth in service revenue, partially offset by a reduction in product unit sales.
Segment profit. Segment profit in our 3D Factory segment increased by $1.7 million, or 10.2%, to $18.4 million for the three months ended March 31, 2018 from $16.7 million in the prior year period. This increase was primarily due to higher average selling prices and growth in service revenue, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM
(dollars in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Total sales	$22,682	$18,941
Segment profit	$6,451	$4,078
Segment profit as a % of Construction BIM segment sales	28.4%	21.5%
Sales. Total sales in our Construction BIM segment increased by $3.8 million, or 19.8%, to $22.7 million for the three months ended March 31, 2018 from $18.9 million in the prior year period, primarily reflecting an increase in product unit sales and service revenue.
Segment profit. Segment profit in our Construction BIM segment increased by $2.4 million, or 58.2%, to $6.5 million for the three months ended March 31, 2018 from $4.1 million in the prior year period, primarily driven by an increase in product unit sales and service revenue, and a reduction in production costs, partially offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Emerging Verticals
(dollars in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Total sales	$8,794	$5,399
Segment profit	$692	$130
Segment profit as a % of Emerging Verticals segment sales	7.9%	2.4%
Sales. Total sales in our Emerging Verticals segment increased by $3.4 million, or 62.9%, to $8.8 million for the three months ended March 31, 2018 from $5.4 million in the prior year period, primarily due to higher product unit sales in our Public Safety Forensics and Product Design verticals as we continue to strategically invest in new markets.
Segment profit. Segment profit in our Emerging Verticals segment was $0.7 million for the three months ended March 31, 2018 compared to $0.1 million in the prior year period. This increase of $0.6 million was primarily due to higher product sales resulting from the increase in selling headcount as part of our strategic initiatives to staff these verticals with a dedicated sales force to drive sales growth.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $2.2 million to $138.8 million at March 31, 2018 from $141.0 million at December 31, 2017. The decrease was primarily driven by cash paid for acquisitions of $4.0 million, property and equipment purchases of $2.2 million and $4.0 million of cash used in operating activities, partially offset by $6.8 million in proceeds received from the exercise of options during the three months ended March 31, 2018.
Cash used in operations was $4.0 million during the three months ended March 31, 2018, compared to cash used in operations of $0.3 million during the three months ended March 31, 2017. The change was mainly due to an increase in inventory to support new product demand, a decrease in accounts payable and accrued liabilities, and a decrease in income taxes payable during the three months ended March 31, 2018 compared to the same period in the prior year.
Cash used in investing activities during the three months ended March 31, 2018 was $6.9 million compared to $2.1 million of cash used in investing activities during the three months ended March 31, 2017. The change was primarily due to $4.0 million in cash paid for the acquisition of businesses in March 2018, compared to no acquisition activity during the three months ended March 31, 2017.
Cash flows provided by financing activities was $6.7 million during the three months ended March 31, 2018, compared to cash provided by financing activities of $0.3 million for the three months ended March 31, 2017. The change was primarily due to $6.8 million in cash received from the exercise of stock options during the first quarter of 2018 compared to $0.3 million in the first quarter of 2017.
Of our cash and cash equivalents, $93.9 million was held by foreign subsidiaries as of March 31, 2018. On December 22, 2017, the United States enacted the Tax Cuts Act, resulting in significant modifications to existing tax law, which includes a provision for repatriation through a one-time transition tax. We continue to gather and analyze information, including whether or not we will repatriate cash to the United States from our foreign subsidiaries.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2018 under this program. As of March 31, 2018, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements during 2018.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2018, we had $53.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of March 31, 2018, we also had $11.1 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 21, 2018. As of March 31, 2018, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2018, 60% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 57% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017 or the three months ended March 31, 2018.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Item 1A are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. Except as set forth below, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017:
The following risk factors have been added:

Increases in the cost of raw materials or components used in our products could negatively impact our business and profitability.
Our products contain various raw materials, including steel, steel byproducts, aluminum and aluminum byproducts. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. These raw materials are subject to extensive laws, governmental regulations and policies. Changes to the laws, governmental regulations and policies governing these raw materials could significantly increase the cost of such raw materials and, correspondingly, the cost of manufacturing our products. If the costs of our raw materials increase, whether due to changes in laws, governmental regulations or policies or for other reasons, we may not be able to pass on these costs to our customers, which could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to our customers, our gross margin percentages would decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline.

Changes in export regulations could increase the cost of our products sold to our international customers, which could negatively impact our sales and profitability.
Our international sales operations are subject to extensive laws, governmental regulations and policies, including but not limited to export regulations. Changes in export regulations could increase the cost of our products sold as exports to our international customers. If our international customers are not willing to absorb the incremental import tariffs, it could negatively impact our sales to such customers, as well as our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2018 under this program. As of March 31, 2018, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.1
Letter Agreement between FARO Technologies, Inc. and Joseph Arezone dated March 5, 2018 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 5, 2018 and incorporated herein by reference)

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

FARO Technologies, Inc.
(Registrant)

Date: April 25, 2018	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)