Form 10-Q
period 2018-06-30
FARO TECHNOLOGIES INC
filed 2018-07-25
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 16,978,758 shares of the registrant’s common stock outstanding as of July 23, 2018.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$133,554	$140,960
Short-term investments	10,998	10,997
Accounts receivable, net	71,641	72,105
Inventories, net	60,349	53,786
Prepaid expenses and other current assets	21,086	16,311
Total current assets	297,628	294,159
Property and equipment:
Machinery and equipment	70,332	66,514
Furniture and fixtures	6,650	6,945
Leasehold improvements	20,039	19,872
Property and equipment at cost	97,021	93,331
Less: accumulated depreciation and amortization	(66,321)	(61,452)
Property and equipment, net	30,700	31,879
Goodwill	53,584	52,750
Intangible assets, net	23,842	22,540
Service and sales demonstration inventory, net	38,346	39,614
Deferred income tax assets, net	15,691	15,606
Other long-term assets	4,678	2,030
Total assets	$464,469	$458,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,764	$11,569
Accrued liabilities	24,950	27,362
Income taxes payable	1,672	4,676
Current portion of unearned service revenues	30,179	29,674
Customer deposits	2,944	2,604
Total current liabilities	71,509	75,885
Unearned service revenues - less current portion	13,291	11,815
Deferred income tax liabilities	590	695
Income taxes payable - less current portion	14,578	15,952
Other long-term liabilities	1,798	2,165
Total liabilities	101,766	106,512
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,440,073 and 18,277,142 issued, respectively; 16,978,758 and 16,796,884 outstanding, respectively	18	18
Additional paid-in capital	233,755	223,055
Retained earnings	172,649	168,624
Accumulated other comprehensive loss	(11,985)	(7,822)
Common stock in treasury, at cost; 1,461,315 and 1,480,258 shares, respectively	(31,734)	(31,809)
Total shareholders’ equity	362,703	352,066
Total liabilities and shareholders’ equity	$464,469	$458,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales
Product	$75,720	$62,533	$146,301	$124,913
Service	22,524	20,149	44,777	39,331
Total sales	98,244	82,682	191,078	164,244
Cost of Sales
Product	27,878	24,455	54,762	51,513
Service	12,675	11,467	24,839	22,222
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	40,553	35,922	79,601	73,735
Gross Profit	57,691	46,760	111,477	90,509
Operating Expenses
Selling and marketing	30,084	26,022	58,355	48,894
General and administrative	11,320	11,877	22,393	22,576
Depreciation and amortization	4,377	3,989	8,720	7,707
Research and development	9,983	9,045	19,389	17,511
Total operating expenses	55,764	50,933	108,857	96,688
Income (loss) from operations	1,927	(4,173)	2,620	(6,179)
Other expense (income)
Interest income, net	(87)	(89)	(160)	(171)
Other expense, net	509	459	693	467
Income (loss) before income tax expense (benefit)	1,505	(4,543)	2,087	(6,475)
Income tax expense (benefit)	300	(918)	427	(1,389)
Net income (loss)	$1,205	$(3,625)	$1,660	$(5,086)
Net income (loss) per share - Basic	$0.07	$(0.22)	$0.10	$(0.30)
Net income (loss) per share - Diluted	$0.07	$(0.22)	$0.10	$(0.30)
Weighted average shares - Basic	16,966,928	16,700,718	16,902,390	16,692,500
Weighted average shares - Diluted	17,264,642	16,700,718	17,210,054	16,692,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$1,205	$(3,625)	$1,660	$(5,086)
Currency translation adjustments, net of income tax	(9,377)	7,140	(4,163)	11,299
Comprehensive (loss) income	$(8,172)	$3,515	$(2,503)	$6,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Cash flows from:
Operating activities:
Net income (loss)	$1,660	$(5,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,720	7,707
Stock-based compensation	3,400	3,195
Provision for bad debts	211	230
Loss on disposal of assets	165	122
Provision for excess and obsolete inventory	504	736
Deferred income tax (benefit) expense	(190)	168
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	252	4,771
Inventories	(6,664)	(10,107)
Prepaid expenses and other current assets	(3,526)	(6,489)
(Decrease) increase in:
Accounts payable and accrued liabilities	(2,901)	1,610
Income taxes payable	(4,378)	(590)
Customer deposits	382	(163)
Unearned service revenues	2,372	(472)
Net cash provided by (used in) operating activities	7	(4,368)
Investing activities:
Proceeds from sale of investments	—	21,000
Purchases of property and equipment	(5,164)	(3,669)
Payments for intangible assets	(1,186)	(645)
Acquisition of businesses	(3,965)	(5,496)
Equity investments and advances to affiliates	(1,786)	—
Net cash (used in) provided by investing activities	(12,101)	11,190
Financing activities:
Payments on capital leases	(46)	(4)
Proceeds from issuance of stock related to stock option exercises	7,133	284
Net cash provided by financing activities	7,087	280
Effect of exchange rate changes on cash and cash equivalents	(2,399)	4,323
(Decrease) increase in cash and cash equivalents	(7,406)	11,425
Cash and cash equivalents, beginning of period	140,960	106,169
Cash and cash equivalents, end of period	$133,554	$117,594
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

We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. In the first quarter of 2018, we combined our historical Factory Metrology and 3D Machine Vision verticals under a single reporting segment, 3D Factory, which replaced our Factory Metrology reporting segment, due to the linkage between the two historical verticals related to the type or class of customers served, the nature of the products and services provided, and the nature of the production processes. The 3D Machine Vision vertical was historically reported within the former Other reporting segment. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments. The amounts related to our reporting segment information for the three and six months ended June 30, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reportable segments:

•
The 3D Factory reporting segment includes our Factory Metrology and 3D Machine Vision verticals and provides both standardized and customized solutions for 3D measurement and inspection in an industrial or manufacturing environment. Applications include alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and set-up, and assembly guidance.

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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three or six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018 or any future interim period.

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
As described in Note 1 – Description of Business, in the first quarter of 2018, we changed our reporting segment structure. Amounts related to our reporting segment information for the three and six months ended June 30, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments.
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

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. During the three months ended June 30, 2018, we recognized $7.2 million of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017. During the six months ended June 30, 2018, we recognized $16.2 million of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017.

Under the prior accounting guidance, we recognized sales commission expense as incurred. Under the new guidance, we must capitalize commission expense and amortize such costs ratably over the term of the contract. In accordance with the modified retrospective method of adoption, we recorded a net increase to opening retained earnings as of January 1, 2018 of $2.4 million and recognized an associated $2.4 million deferred cost asset due to the cumulative impact of adopting the new guidance. As of June 30, 2018, the deferred cost asset related to deferred commissions was approximately $2.5 million. For classification purposes, $1.8 million and $0.7 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet. The impact of adopting the new guidance was not material to the consolidated operating results for the six months ended June 30, 2018.

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

The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns. In accordance with the adoption of the new guidance, we are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Historically, our allowance for sales returns has not been material and was approximately $0.1 million as of June 30, 2018. As such, our adoption of the new guidance did not result in material changes to our accounting for variable consideration related to sales returns, and the corresponding contract asset related to such returns. See Note 5, “Revenues,” for further information.

Impact of Recently Issued Accounting Standards -
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We plan to adopt this guidance for our fiscal year ending December 31, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

NOTE 5 – REVENUES
The following tables present our revenues by Sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended June 30,
	2018	2017
Product sales
Product transferred to customers at a point in time	$75,720	$62,533
Product transferred to customers over time	—	—
	$75,720	$62,533

	For the Six Months Ended June 30,
	2018	2017
Product sales
Product transferred to customers at a point in time	$146,301	$124,913
Product transferred to customers over time	—	—
	$146,301	$124,913

	For the Three Months Ended June 30,
	2018	2017
Service sales
Service transferred to customers at a point in time	$9,907	$8,530
Service transferred to customers over time	12,617	11,619
	$22,524	$20,149

	For the Six Months Ended June 30,
	2018	2017
Service sales
Service transferred to customers at a point in time	$19,359	$17,172
Service transferred to customers over time	25,418	22,159
	$44,777	$39,331

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended June 30,
	2018	2017
Net sales to external customers
United States	$40,278	$32,143
EMEA (1)	29,601	24,320
APAC (1)	24,944	22,882
Other Americas (1)	3,421	3,337
	$98,244	$82,682

	For the Six Months Ended June 30,
	2018	2017
Net sales to external customers
United States	$77,580	$63,913
EMEA (1)	59,281	49,280
APAC (1)	47,533	44,142
Other Americas (1)	6,684	6,909
	$191,078	$164,244
(1) Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada, Mexico, and Brazil (Other Americas)

NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the requisite service period.
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (the “2009 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of June 30, 2018, and no further grants will be made under the 2004 Plan or the 2009 Plan.
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
Due to the TSR presence in certain performance-based grants, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expensed these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately received. In March 2018, our Compensation Committee determined that 7,743 performance-based stock options and 266 restricted stock units were earned for the 2017 performance period and 17,160 stock options and 640 restricted stock units were unearned, as the required metrics were not achieved. As of June 30, 2018, all performance-based stock options and restricted stock units granted in 2015 were either vested or were forfeited because they were not earned.
The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the stock options that were granted during the six months ended June 30, 2018 and June 30, 2017 and valued using the Black-Scholes option valuation model was $23.43 and $14.51 per option, respectively. For stock options granted during the six months ended June 30, 2018 and June 30, 2017 valued using the Black-Scholes option valuation model, we used the following assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	2.65%	1.88% - 2.02%
Expected dividend yield	—%	—%
Expected term of option	4 years	5 years
Expected volatility	45.0%	45.2%
Weighted-average expected volatility	45.0%	45.2%
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term approximating the expected life of the option being valued.
A summary of stock option activity and weighted-average exercise prices during the six months ended June 30, 2018 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2018
Outstanding at January 1, 2018	1,156,763	$45.93
Granted	174,439	61.30
Forfeited or expired	(60,448)	50.21
Exercised	(162,594)	43.41
Unearned performance-based options	(17,160)	59.97
Outstanding at June 30, 2018	1,091,000	$48.19	4.4	$9,585
Options exercisable at June 30, 2018	918,462	$42.24	2.4	$4,689
The total intrinsic value of stock options exercised during each of the three months ended June 30, 2018 and June 30, 2017 was less than $0.1 million. For the six months ended June 30, 2018 and June 30, 2017, the total intrinsic value of the stock options exercised in the respective period was $2.7 million and $0.1 million.
The fair value of stock options vested during each of the three months ended June 30, 2018 and June 30, 2017 was less than $0.1 million. The fair value of stock options vested during the six months ended June 30, 2018 and June 30, 2017 was $3.1 million and $2.9 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	257,492	$34.75
Granted	98,448	60.29
Forfeited	(17,748)	37.59
Vested	(18,618)	35.03
Unearned performance-based awards	(640)	51.15
Non-vested at June 30, 2018	318,934	$42.41
We recorded total stock-based compensation expense of $1.8 million for each of the three months ended June 30, 2018 and June 30, 2017, and $3.4 million and $3.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
As of June 30, 2018, there was $14.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.
NOTE 7 – SHORT TERM INVESTMENTS
Short-term investments at June 30, 2018 consisted of U.S Treasury Bills totaling $11.0 million that matured on July 5, 2018.  Short-term investments at December 31, 2017 consisted of U.S. Treasury Bills totaling $11.0 million that matured on January 11, 2018. The interest rate on the U.S. Treasury Bills held on June 30, 2018 was 1.45% and was less than one percent for the U.S. Treasury Bills held as of December 31, 2017. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. The fair value of the U.S. Treasury Bills at June 30, 2018 and December 31, 2017 were classed as Level 1, as they are traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. For further discussion of fair value, refer to Note 13 – Fair Value of Financial Instruments.
NOTE 8 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2018	As of December 31, 2017
Accounts receivable	$73,708	$74,062
Allowance for doubtful accounts	(2,067)	(1,957)
Total	$71,641	$72,105
NOTE 9 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have four principal categories of inventory: 1) raw materials; 2) manufactured product to be sold; 3) sales demonstration inventory - completed product used to support our sales force and demonstrations; and 4) service inventory - completed product and parts used to support our service department. Shipping and handling costs associated with third party sales transactions are classified as a component of cost of sales in our condensed consolidated statements of operations.
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
Inventories consist of the following:

	As of June 30, 2018	As of December 31, 2017
Raw materials	$37,348	$36,328
Finished goods	23,001	17,458
Inventories, net	$60,349	$53,786

Service and sales demonstration inventory, net	$38,346	$39,614

NOTE 10 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income or (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation, when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss, which we did for the three and six months ended June 30, 2017, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and six months ended June 30, 2018, there were approximately 565,398 shares issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2017, there were approximately 1,265,885 and 1,221,308 shares, respectively, issuable upon the exercise of options and the contingent vesting of performance-based awards that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings (loss) per share	16,966,928	$0.07	16,700,718	$(0.22)
Effect of dilutive securities	297,714	—	—	—
Diluted earnings (loss) per share	17,264,642	$0.07	16,700,718	$(0.22)

	Six Months Ended
	June 30, 2018		June 30, 2017
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings (loss) per share	16,902,390	$0.10	16,692,500	$(0.30)
Effect of dilutive securities	307,664	—	—	—
Diluted earnings (loss) per share	17,210,054	$0.10	16,692,500	$(0.30)

NOTE 11 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2018	As of December 31, 2017
Accrued compensation and benefits	$14,763	$16,144
Accrued warranties	2,562	2,628
Professional and legal fees	1,837	1,541
Taxes other than income	2,858	3,787
Other accrued liabilities	2,930	3,262
	$24,950	$27,362
Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Balance, beginning of period	$2,628	$2,594
Provision for warranty expense	1,980	1,824
Fulfillment of warranty obligations	(2,046)	(1,848)
Balance, end of period	$2,562	$2,570
NOTE 12 – INCOME TAXES
For the three months ended June 30, 2018, we recorded income tax expense of $0.3 million compared with an income tax benefit of $0.9 million for the three months ended June 30, 2017. Our effective tax rate was 19.9% for the three months ended June 30, 2018 compared with (20.2)% in the prior year period. The change in our income tax expense (benefit) was primarily due to pretax income during the three months ended June 30, 2018 compared to a pretax loss during the three months ended June 30, 2017.
For the six months ended June 30, 2018, we recorded income tax expense of $0.4 million compared with an income tax benefit of $1.4 million for the six months ended June 30, 2017. Our effective tax rate was 20.5% for the six months ended June 30, 2018 compared with (21.5)% in the prior year period. The change in our income tax expense (benefit) was primarily due to pretax income during the six months ended June 30, 2018 compared to a pretax loss during the six months ended June 30, 2017.

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

Under the Tax Cuts Act, changes include lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory tax on accumulated earnings in foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to United States taxation. The statutory corporate tax rate reduction is effective for tax years beginning on or after January 1, 2018. Based on our best estimate, we have calculated the impact of the Tax Cuts Act in our current tax provision in accordance with our understanding of the Tax Cuts Act and available guidance. The portion of the provisional amount that related to the transition tax on the mandatory deemed repatriation of foreign earnings was $17.4 million based on our best estimate and guidance available as of the date of this filing, which was recorded in the fourth quarter of 2017. The provisional amount related to the transition tax on the mandatory deemed repatriation of foreign earnings has not changed as of June 30, 2018 when compared to December 31, 2017. Additional work is necessary to finalize our analysis of historical foreign earnings. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount will be adjusted in the measurement period allowable in accordance with SAB 118. Our provisional amount relating to the transition tax may materially differ upon completing the analysis compared to the amount accrued as of June 30, 2018. We expect our analysis to be completed when our 2017 United States tax return is filed in the fourth quarter of 2018.

Additionally, the Tax Cuts Act included a new provision designed to impose a tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries but allows the possibility of using foreign tax credits to offset the tax liability, subject to some limitations. For the three and six months ended June 30, 2018, our income tax expense included an estimate of the current GILTI impact on our tax provision, which we currently estimate would result in a tax liability of approximately $1.6 million for the year ended December 31, 2018. Based on our current forecast of taxable income for the United States and foreign tax jurisdictions, the estimated $1.6 million GILTI tax liability would be fully offset by the utilization of foreign tax credits and have an immaterial impact on our income tax expense for the year ended December 31, 2018. Our amount relating to GILTI may materially differ if the geographical mix of taxable earnings or total taxable earnings change compared to the assumptions used in our forecast.
NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2018
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,998	$—	$—
Total	$10,998	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$1,019
Total	$—	$—	$1,019
	As of December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$10,997	$—	$—
Total	$10,997	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$412
Total	$—	$—	$412

(1)	Short-term investments in the accompanying consolidated balance sheets are U.S. Treasury Bills. The fair values of these assets are based on Level 1 inputs in the fair value hierarchy.

(2)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired. The remaining undiscounted maximum payment under the arrangements is $1.1 million. We did not pay any amounts as part of these arrangements during the six months ended June 30, 2018. The change in the fair value of the contingent consideration from December 31, 2017 to June 30, 2018 is primarily related to our acquisition of Laser Control Systems Limited on March 9, 2018. See Note 17 – Business Combinations for further information regarding that acquisition.

NOTE 14 – VARIABLE INTEREST ENTITY
A variable interest entity (“VIE”) is an entity that has one of three characteristics: (1) it is controlled by someone other than its shareowners or partners, (2) its shareowners or partners are not economically exposed to the entity's earnings (for example, they are protected against losses), or (3) it lacks sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties.
On April 27, 2018, we invested $1.8 million in Present4D GmbH (“Present4D”), a software solutions provider for professional virtual reality presentations and training environments, in the form of an equity capital contribution. This contribution represents a minority investment in Present4D.
As of our investment date, Present4D was thinly capitalized and lacked the sufficient equity to finance its activities without additional subordinated financial support and is classified as a VIE. We do not have power over decisions that significantly affect Present4D’s economic performance and do not represent its primary beneficiary. After April 27, 2020, Present4D may request additional equity financing of up to $1.8 million from us in exchange for additional share capital. Our investment in this unconsolidated VIE at June 30, 2018 was $1.8 million and included in Other long-term assets in our condensed consolidated balance sheet as of June 30, 2018. We had no VIE investments as of December 31, 2017.
NOTE 15 – SEGMENT REPORTING
We have three reportable segments: 3D Factory, Construction BIM, and Emerging Verticals. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals segment.
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
Our segment structure presented below represents a change from the prior year as further described in Note 1 – Description of Business. The amounts for the three and six months ended June 30, 2017 have been restated to reflect the change in reporting segments. Each of our segments employs consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of total segment profit to Income (Loss) from Operations included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	3D Factory	Construction BIM	Emerging Verticals	Total
Three Months Ended June 30, 2018

Total sales	$64,970	$23,567	$9,707	$98,244
Segment profit	$21,042	$5,865	$700	$27,607
General and administrative				11,320
Depreciation and amortization				4,377
Research and development				9,983
Income from operations				$1,927

	3D Factory	Construction BIM	Emerging Verticals	Total
Three Months Ended June 30, 2017

Total sales	$57,363	$18,859	$6,460	$82,682
Segment profit (loss)	$16,651	$4,314	$(227)	$20,738
General and administrative				11,877
Depreciation and amortization				3,989
Research and development				9,045
Loss from operations				$(4,173)

	3D Factory	Construction BIM	Emerging Verticals	Total
Six Months Ended June 30, 2018

Total sales	$126,328	$46,249	$18,501	$191,078
Segment profit	$39,414	$12,316	$1,392	$53,122
General and administrative				22,393
Depreciation and amortization				8,720
Research and development				19,389
Income from operations				$2,620

	3D Factory	Construction BIM	Emerging Verticals	Total
Six Months Ended June 30, 2017

Total sales	$114,584	$37,800	$11,860	$164,244
Segment profit (loss)	$33,319	$8,392	$(96)	$41,615
General and administrative				22,576
Depreciation and amortization				7,707
Research and development				17,511
Loss from operations				$(6,179)

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases — We lease buildings and equipment in the normal course of business under non-cancellable operating leases that expire in or before 2026. Total remaining obligations under these leases are approximately $2.6 million for 2018.
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2018, we had approximately $69.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2018, we also had $7.3 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

NOTE 17 – BUSINESS COMBINATIONS

In April 2017, we completed the acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), a component technology business located in Hudson, New Hampshire, which specializes in the design and manufacture of advanced galvanometer-based optical scanners, scan heads and laser kits, for a total purchase price of approximately $5.5 million. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2018 and June 30, 2017.

On March 9, 2018, we acquired all of the outstanding shares of Laser Control Systems Limited, a laser component technology business located in Bedfordshire, United Kingdom, which specializes in the design and manufacture of advanced digital scan heads and laser software, for a purchase price of $1.7 million. An additional $0.7 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports our long-term strategy to expand our presence in key markets and improve our existing product lines with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

On March 16, 2018, we acquired all of the outstanding shares of Photocore AG, a vision-based 3D measurement application and software developer, for a total purchase price of $2.4 million. This acquisition supports our long-term strategy to improve our existing software offerings with innovative technology. The results of the acquired business’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

The acquisitions of Nutfield, Laser Control Systems Limited, and Photocore AG constitute business combinations as defined by ASC Topic 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition.  The purchase price allocations marked as “Preliminary” below are based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provides a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates. The purchase price allocation marked as “Final” below represents our final determination of the fair value of the assets acquired and liabilities assumed for such acquisition.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	Nutfield (Final)	Laser Control Systems Limited (Preliminary)	Photocore AG (Preliminary)
Accounts receivable	$160	$—	$—
Inventory	539	—	—
Other assets	96	—	—
Deferred income tax assets	131	—	—
Intangible assets	2,329	1,400	1,435
Goodwill (1)	2,357	928	1,010
Accounts payable and accrued liabilities	(12)	—	—
Other liabilities (2)	(104)	(579)	—
Total purchase price, net of cash acquired	$5,496	$1,749	$2,445

(1) A portion of the goodwill is expected to be tax deductible for Nutfield and Photocore AG.
(2) For Laser Control Systems Limited, this total consists primarily of the fair value of the projected contingent consideration.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	Nutfield (Final)		Laser Control Systems Limited (Preliminary)		Photocore AG (Preliminary)
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Trade name	$29	1	$—	0	$—	0
Brand	—	0	26	1	22	1
Non-competition agreement	144	5	29	3	9	3
Technology	1,970	10	1,319	7	1,343	7
Customer relationship	95	10	26	10	61	10
Favorable in-place lease	91	12	—	0	—	0
Fair value of intangible assets acquired	$2,329	10	$1,400	7	$1,435	7

The goodwill for the Nutfield acquisition has been allocated to the 3D Factory reporting segment. The goodwill for Laser Control Systems Limited will be allocated to the 3D Factory reporting segment. The goodwill for Photocore AG will be allocated to the Construction BIM reporting segment.

Pro forma financial results for Nutfield, Laser Control Systems Limited and Photocore AG have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.

NOTE 18 – SUBSEQUENT EVENTS

On July 6, 2018, we acquired all of the outstanding shares of Lanmark Controls, Inc., a galvanometer-based laser marking control board and software technology business located in Acton, Massachusetts, for a purchase price of $6.0 million. An additional $1.0 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports our long-term strategy to improve and expand upon our new galvanometer-based product lines with innovative technology.

On July 13, 2018, we acquired all of the outstanding capital of Opto-Tech SRL, a business located in Brescia, Italy, which develops, designs, manufactures, markets and sells 3D scanners and related software for dental, industrial, design and research applications, for a total purchase price of $16.9 million. An additional $4.7 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports our long-term strategy to improve our existing product lines in our Product Design vertical with innovative technology.

Because these acquisitions occurred subsequent to the end of the second quarter of 2018, the initial accounting for these business combinations is incomplete as of the filing date of this Quarterly Report on Form 10-Q, and certain disclosures, including the preliminary allocations of purchase price, have been omitted from these condensed consolidated financial statements. We will include the required disclosures regarding these acquisitions in our Quarterly Report on Form 10-Q as of, and for the period ending, September 30, 2018. We are currently evaluating the impact of these acquisitions on our reportable segments. The operating results of these acquired businesses will be included in our condensed consolidated financial statements as of and after their respective dates of acquisition.

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

•
changes in foreign regulation which may result in rising prices of our measurement devices sold as exports to our international customers, our customers’ willingness to absorb incremental import tariffs, and the corresponding impact on our profitability;

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

•
variations in our effective income tax rate, which makes it difficult to predict our effective income tax rate on a quarterly and annual basis, and the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”), including the global intangible low-taxed income (“GILTI”) of foreign subsidiaries;

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

•
other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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
We account for wholly owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017 or the six months ended June 30, 2018.
Over the past decade, we have achieved profitability on an annual basis, with the exception of a loss in 2009 that resulted primarily from the decline of the global economy that year, and a loss in 2017 that resulted primarily from the enactment and the impact of the Tax Cuts Act further described in Note 12 – Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Historically, our sales have grown as a result of continuing market demand for and acceptance of our products, increased sales activity in part through additional sales staff worldwide, new product launches or enhancements, and acquisitions. Our historical financial performance is not indicative of our future financial performance.

In the first quarter of 2018, we renamed our reporting segments from “Construction BIM-CIM” to “Construction BIM” and from “Other” to “Emerging Verticals” and combined our historical Factory Metrology and 3D Machine Vision verticals under a single 3D Factory reporting segment, as further discussed in Note 1 – Description of Business in Part I, Item 1 of this Quarterly Report on Form 10-Q. The amounts related to our segment information for the three and six months ended June 30, 2017 have been restated throughout this Quarterly Report on Form 10-Q to reflect the change in reporting segments.
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

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Sales
Product	$75,720	77.1%	$62,533	75.6%	$146,301	76.6%	$124,913	76.1%
Service	22,524	22.9%	20,149	24.4%	44,777	23.4%	39,331	23.9%
Total sales	98,244	100.0%	82,682	100.0%	191,078	100.0%	164,244	100.0%
Cost of Sales
Product	27,878	28.4%	24,455	29.6%	54,762	28.7%	51,513	31.4%
Service	12,675	12.9%	11,467	13.9%	24,839	13.0%	22,222	13.5%
Total cost of sales	40,553	41.3%	35,922	43.4%	79,601	41.7%	73,735	44.9%
Gross Profit	57,691	58.7%	46,760	56.6%	111,477	58.3%	90,509	55.1%
Operating Expenses:
Selling and marketing	30,084	30.6%	26,022	31.5%	58,355	30.5%	48,894	29.8%
General and administrative	11,320	11.5%	11,877	14.4%	22,393	11.7%	22,576	13.7%
Depreciation and amortization	4,377	4.5%	3,989	4.8%	8,720	4.6%	7,707	4.7%
Research and development	9,983	10.2%	9,045	10.9%	19,389	10.1%	17,511	10.7%
Total operating expenses	55,764	56.8%	50,933	61.6%	108,857	57.0%	96,688	58.9%
Income (loss) from operations	1,927	2.0%	(4,173)	(5.0)%	2,620	1.4%	(6,179)	(3.8)%
Other expense (income)
Interest income, net	(87)	(0.1)%	(89)	(0.1)%	(160)	(0.1)%	(171)	(0.1)%
Other expense, net	509	0.5%	459	0.6%	693	0.4%	467	0.3%
Income (loss) before income tax expense (benefit)	1,505	1.5%	(4,543)	(5.5)%	2,087	1.1%	(6,475)	(3.9)%
Income tax expense (benefit)	300	0.3%	(918)	(1.1)%	427	0.2%	(1,389)	(0.8)%
Net income (loss)	$1,205	1.2%	$(3,625)	(4.4)%	$1,660	0.9%	$(5,086)	(3.1)%

Consolidated Results
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Sales. Total sales increased by $15.5 million, or 18.8%, to $98.2 million for the three months ended June 30, 2018 from $82.7 million for the three months ended June 30, 2017. Total product sales increased by $13.2 million, or 21.1%, to $75.7 million for the three months ended June 30, 2018 from $62.5 million for the three months ended June 30, 2017. Our product sales increased primarily due to increased unit sales across all segments and higher average selling prices in our 3D Factory segment. Service revenue increased by $2.4 million, or 11.8%, to $22.5 million for the three months ended June 30, 2018 from $20.1 million for the three months ended June 30, 2017, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a positive impact on sales of $2.3 million, increasing our overall sales growth rate by approximately 2.8 percentage points, primarily due to the strengthening of the Euro and Chinese Yuan relative to the U.S. dollar.

Gross profit. Gross profit increased by $10.9 million, or 23.4%, to $57.7 million for the three months ended June 30, 2018 from $46.8 million for the three months ended June 30, 2017. Gross margin increased to 58.7% for the three months ended June 30, 2018 from 56.6% in the prior year period. Gross margin from product revenue increased by 2.3 percentage points to 63.2% for the three months ended June 30, 2018 from 60.9% in the prior year period. This increase was primarily due to higher average selling prices in our 3D Factory segment and improved manufacturing efficiencies. Gross margin from service revenue increased by 0.6 percentage points to 43.7% for the three months ended June 30, 2018 from 43.1% for the prior year period, primarily as a result of higher service revenue.
Selling and Marketing Expenses. Selling and marketing expenses increased by $4.1 million, or 15.6%, to $30.1 million for the three months ended June 30, 2018 from $26.0 million for the three months ended June 30, 2017. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 30.6% for the three months ended June 30, 2018, compared with 31.5% of sales for the three months ended June 30, 2017. Our worldwide period-ending selling headcount increased by 46, or 7.3%, to 673 at June 30, 2018, from 627 at June 30, 2017.
General and administrative expenses. General and administrative expenses decreased by $0.6 million, or 4.7%, to $11.3 million for the three months ended June 30, 2018 from $11.9 million for the three months ended June 30, 2017. This decrease was driven primarily by active control of headcount and outside professional services spending. General and administrative expenses decreased to 11.5% of sales for the three months ended June 30, 2018 from 14.4% of sales for the three months ended June 30, 2017 primarily due to leveraging the effect of increased sales and the decrease in expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million, or 9.7%, to $4.4 million for the three months ended June 30, 2018 from $4.0 million for the three months ended June 30, 2017. This increase was driven primarily by higher amortization of intangible assets related to our recent acquisitions and new production tooling for the manufacture of new products.
Research and development expenses. Research and development expenses increased by $1.0 million, or 10.4%, to $10.0 million for the three months ended June 30, 2018 from $9.0 million for the three months ended June 30, 2017. This increase was mainly due to increased headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales were 10.2% and 10.9% for the three months ended June 30, 2018 and June 30, 2017, respectively.
Other expense (income). For each of the three months ended June 30, 2018 and June 30, 2017, we had other expense of $0.4 million.
Income tax expense (benefit). Income tax expense was $0.3 million for the three months ended June 30, 2018, compared with an income tax benefit of $0.9 million for the three months ended June 30, 2017. Our effective tax rate was 19.9% for the three months ended June 30, 2018 compared with (20.2)% in the prior year period. The change in our income tax expense (benefit) was primarily due to pretax income during the three months ended June 30, 2018 compared to a pretax loss during the three months ended June 30, 2017. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net income (loss). Our net income was $1.2 million for the three months ended June 30, 2018 compared to a net loss of $3.6 million for the prior year period, reflecting the impact of the factors described above.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Sales. Total sales increased by $26.9 million, or 16.3%, to $191.1 million for the six months ended June 30, 2018 from $164.2 million for the six months ended June 30, 2017. Total product sales increased by $21.4 million, or 17.1%, to $146.3 million for the six months ended June 30, 2018 from $124.9 million for the six months ended June 30, 2017. Our product sales increase reflected higher unit sales in the Construction BIM and Emerging Verticals segments, and higher average selling prices in the 3D Factory segment. Service revenue increased by $5.5 million, or 13.8%, to $44.8 million for the six months ended June 30, 2018 from $39.3 million for the six months ended June 30, 2017, primarily due to an increase in warranty and customer service revenue driven by the growth of our installed, serviceable base and focused sales initiatives. Foreign exchange rates had a positive impact on sales of $7.4 million, increasing our overall sales growth rate by approximately 4.5 percentage points, due to the strengthening of the Euro, Japanese Yen, and Chinese Yuan relative to the U.S. dollar.
Gross profit. Gross profit increased $21.0 million, or 23.2%, to $111.5 million for the six months ended June 30, 2018 from $90.5 million for the six months ended June 30, 2017. Gross margin increased to 58.3% for the six months ended June 30, 2018 from 55.1% in the prior year period. Gross margin from product revenue increased by 3.8% percentage points to 62.6% for the six months ended June 30, 2018 from 58.8% in the prior year period. This increase was primarily due to higher average selling prices and improved manufacturing efficiencies. Gross margin from service revenue increased by 1.0% percentage points to 44.5% for the six months ended June 30, 2018 from 43.5% for the prior year period primarily as a result of higher warranty and customer service revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased by $9.5 million, or 19.4% to $58.4 million for the six months ended June 30, 2018 from $48.9 million for the six months ended June 30, 2017. This increase was driven primarily by higher compensation expense, reflecting an increase in selling headcount as part of our strategic initiatives to drive sales growth. Selling and marketing expenses as a percentage of sales were 30.5% for the six months ended June 30, 2018, compared with 29.8% of sales for the six months ended June 30, 2017. Our worldwide period-ending selling headcount increased by 46, or 7.3%, to 673 at June 30, 2018, from 627 at June 30, 2017.
General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 0.8%, to $22.4 million for the six months ended June 30, 2018 from $22.6 million for the six months ended June 30, 2017. This decrease was driven primarily by fewer professional service and consulting fees. General and administrative expenses decreased to 11.7% of sales for the six months ended June 30, 2018 from 13.7% of sales for the six months ended June 30, 2017.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.0 million, or 13.1%, to $8.7 million for the six months ended June 30, 2018 from $7.7 million for the six months ended June 30, 2017. This increase was driven primarily by higher amortization of intangible assets related to our current year acquisitions and new production tooling for the manufacture of new products.
Research and development expenses. Research and development expenses increased by $1.9 million, or 10.7%, to $19.4 million for the six months ended June 30, 2018 from $17.5 million for the six months ended June 30, 2017. This increase was mainly due to higher compensation expense resulting from increased engineering headcount resulting from our acquisitions in 2018 and higher research and development headcount to accelerate our new product development. Research and development expenses as a percentage of sales decreased to 10.1% for the six months ended June 30, 2018 from 10.7% for the six months ended June 30, 2017.
Other expense (income). For the six months ended June 30, 2018, other expense increased by $0.2 million to $0.5 million from $0.3 million for the six months ended June 30, 2017. This change was primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax expense (benefit). Income tax expense was $0.4 million for the six months ended June 30, 2018, compared with income tax benefit of $1.4 million for the six months ended June 30, 2017. This change of $1.8 million was due to pretax income during the six months ended June 30, 2018 compared to a pretax loss in the same period of 2017. Our effective tax rate was 20.5% for the six months ended June 30, 2018 compared with (21.5)% in the prior year period. Our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing or sales of our products and the resulting effect on taxable income in each jurisdiction, as well as by any change in statutory tax rates in a jurisdiction.
Net income (loss). Our net income was $1.7 million for the six months ended June 30, 2018 compared to net loss of $5.1 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
We use segment profit to evaluate the performance of our reportable segments, which are 3D Factory, Construction BIM and Emerging Verticals. Segment profit is calculated as gross profit, net of selling and marketing expenses, for the reporting segment. The discussion of segment results for the three and six months ended June 30, 2018 and 2017 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by net sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of total segment profit to income (loss) from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Total sales by segment for the three months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Three Months Ended
	June 30, 2018	% of Total	June 30, 2017	% of Total
3D Factory	$64,970	66.1%	$57,363	69.4%
Construction BIM	23,567	24.0%	18,859	22.8%
Emerging Verticals	9,707	9.9%	6,460	7.8%
Total sales	$98,244		$82,682

3D Factory
(dollars in thousands)	Three Months Ended
	June 30, 2018	June 30, 2017
Total sales	$64,970	$57,363
Segment profit	$21,042	$16,651
Segment profit as a % of 3D Factory segment sales	32.4%	29.0%
Sales. Total sales in our 3D Factory segment increased by $7.6 million, or 13.3%, to $65.0 million for the three months ended June 30, 2018 from $57.4 million in the prior year period. This increase was principally driven by an increase in units sold, higher average selling prices, and continued growth in service revenue.
Segment profit. Segment profit in our 3D Factory segment increased by $4.3 million, or 26.4%, to $21.0 million for the three months ended June 30, 2018 from $16.7 million in the prior year period. This increase was primarily due to higher average selling prices and growth in service revenue, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM
(dollars in thousands)	Three Months Ended
	June 30, 2018	June 30, 2017
Total sales	$23,567	$18,859
Segment profit	$5,865	$4,314
Segment profit as a % of Construction BIM segment sales	24.9%	22.9%
Sales. Total sales in our Construction BIM segment increased by $4.7 million, or 25.0%, to $23.6 million for the three months ended June 30, 2018 from $18.9 million in the prior year period, primarily reflecting a strong increase in product unit sales.
Segment profit. Segment profit in our Construction BIM segment increased by $1.6 million, or 36.0%, to $5.9 million for the three months ended June 30, 2018 from $4.3 million in the prior year period, primarily driven by an increase in product unit sales, partially offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Emerging Verticals
(dollars in thousands)	Three Months Ended
	June 30, 2018	June 30, 2017
Total sales	$9,707	$6,460
Segment profit (loss)	$700	$(227)
Segment profit (loss) as a % of Emerging Verticals segment sales	7.2%	(3.5)%
Sales. Total sales in our Emerging Verticals segment increased by $3.2 million, or 50.3%, to $9.7 million for the three months ended June 30, 2018 from $6.5 million in the prior year period, primarily due to higher product unit sales in our Public Safety Forensics and Product Design verticals as we continue to strategically invest in new markets.
Segment profit (loss). Segment profit in our Emerging Verticals segment was $0.7 million for the three months ended June 30, 2018 compared to segment loss of $0.2 million in the prior year period. This increase of $0.9 million was primarily due to higher product sales resulting from the increase in selling headcount as part of our strategic initiatives to staff these verticals with a dedicated sales force to drive sales growth.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Total sales by segment for the six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Six Months Ended
	June 30, 2018	% of Total	June 30, 2017	% of Total
3D Factory	$126,328	66.1%	$114,584	69.8%
Construction BIM	46,249	24.2%	37,800	23.0%
Emerging Verticals	$18,501	9.7%	$11,860	7.2%
Total sales	$191,078		$164,244

3D Factory
(dollars in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
Total sales	$126,328	$114,584
Segment profit	$39,414	$33,319
Segment profit as a % of 3D Factory segment sales	31.2%	29.1%
Sales. Total sales in our 3D Factory segment increased by $11.7 million, or 10.2%, to $126.3 million for the six months ended June 30, 2018 from $114.6 million in the prior year period. The increase was driven by higher average selling prices and growth in service revenue.
Segment profit. Segment profit in our 3D Factory segment increased by $6.1 million, or 18.3%, to $39.4 million for the six months ended June 30, 2018 from $33.3 million in the prior year period. This increase was primarily due to higher average selling prices and growth in service revenue, partially offset by higher selling and marketing expenses resulting from an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Construction BIM
(dollars in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
Total sales	$46,249	$37,800
Segment profit	$12,316	$8,392
Segment profit as a % of Construction BIM segment sales	26.6%	22.2%
Sales. Total sales in our Construction BIM segment increased by $8.4 million, or 22.4%, to $46.2 million for the six months ended June 30, 2018 from $37.8 million in the prior year period, primarily reflecting an increase in product unit sales and service revenue.
Segment profit. Segment profit in our Construction BIM segment increased by $3.9 million, or 46.8%, to $12.3 million for the six months ended June 30, 2018 from $8.4 million in the prior year period, primarily driven by an increase in product unit sales, partially offset by an increase in selling headcount as part of our strategic initiatives to drive sales growth.

Emerging Verticals
(dollars in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
Total sales	$18,501	$11,860
Segment profit (loss)	$1,392	$(96)
Segment profit (loss) as a % of Emerging Verticals segment sales	7.5%	(0.8)%

Sales. Total sales in our Emerging Verticals segment increased by $6.6 million, or 56.0%, to $18.5 million for the six months ended June 30, 2018 from $11.9 million in the prior year period, primarily due to higher product unit sales in our Public Safety Forensics and Product Design verticals as we continue to strategically invest in new markets.
Segment profit (loss). Segment profit in our Emerging Verticals segment was $1.4 million for the six months ended June 30, 2018 compared to segment loss of $0.1 million in the prior year period. This increase of $1.5 million was primarily due to higher product sales resulting from the increase in selling headcount as part of our strategic initiatives to staff these verticals with a dedicated sales force to drive sales growth.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $7.4 million to $133.6 million at June 30, 2018 from $141.0 million at December 31, 2017. The decrease was primarily driven by cash paid for acquisitions of $4.0 million and for our $1.8 million equity investment in Present4D, property and equipment purchases of $5.2 million and intangible purchases of $1.2 million, partially offset by $7.1 million in proceeds received from the exercise of options during the six months ended June 30, 2018.
Cash provided by operations was less than $0.1 million during the six months ended June 30, 2018, compared to cash used in operations of $4.4 million during the six months ended June 30, 2017. The change was mainly due to net income during the six months ended June 30, 2018 compared to a net loss during the same period in the prior year and changes in working capital accounts.
Cash used in investing activities during the six months ended June 30, 2018 was $12.1 million compared to $11.2 million of cash provided by investing activities during the six months ended June 30, 2017. The change was primarily due to proceeds of $21.0 million from the sale of investments during the six months ended June 30, 2017 compared to no investment sale activity during the six months ended June 30, 2018.
Cash flows provided by financing activities was $7.1 million during the six months ended June 30, 2018, compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2017. The change was primarily due to $7.1 million in cash received from the exercise of employee stock options during the six months ended June 30, 2018 compared to $0.3 million during the six months ended June 30, 2017.
Of our cash and cash equivalents, $88.4 million was held by foreign subsidiaries as of June 30, 2018. On December 22, 2017, the United States enacted the Tax Cuts Act, resulting in significant modifications to existing tax law, which includes a provision for repatriation through a one-time transition tax. We continue to gather and analyze information, including whether or not we will repatriate cash to the United States from our foreign subsidiaries.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2018 under this program. As of June 30, 2018, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements during 2018.
We have no off balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2018, we had $69.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of June 30, 2018, we also had $7.3 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 21, 2018. As of June 30, 2018, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2018, 59% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 56% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, British pound sterling, Swiss franc, Japanese yen, Chinese yuan renminbi, Mexican peso, Indian rupee, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2017 or the six months ended June 30, 2018.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider immaterial to our business. As of June 30, 2018, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2018 under this program. As of June 30, 2018, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

INDEX TO EXHIBITS
3.1
Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference, SEC File No. 000-23081)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

10.1	FARO Technologies, Inc. 2014 Incentive Plan, as amended May 11, 2018 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 15, 2018 and incorporated herein by reference)

10.2
Transition and Separation Agreement between FARO Technologies, Inc. and Joseph Arezone effective June 5, 2018 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 8, 2018 and incorporated herein by reference).

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

FARO Technologies, Inc.
(Registrant)

Date: July 25, 2018	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)