Form 10-Q
period 2019-03-31
FARO TECHNOLOGIES INC
filed 2019-05-01
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23081

FARO TECHNOLOGIES INC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	FARO	Nasdaq Global Select Market
There were 17,328,630 shares of the registrant’s common stock outstanding as of April 26, 2019.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$110,696	$108,783
Short-term investments	24,831	24,793
Accounts receivable, net	76,237	88,927
Inventories, net	74,586	65,444
Prepaid expenses and other current assets	24,210	28,795
Total current assets	310,560	316,742
Property and equipment:
Machinery and equipment	80,586	76,048
Furniture and fixtures	6,141	6,749
Leasehold improvements	20,311	20,304
Property and equipment at cost	107,038	103,101
Less: accumulated depreciation and amortization	(76,188)	(72,684)
Property and equipment, net	30,850	30,417
Operating lease right-of-use asset	18,876	—
Goodwill	71,097	67,274
Intangible assets, net	29,507	33,054
Service and sales demonstration inventory, net	38,351	39,563
Deferred income tax assets, net	14,696	14,719
Other long-term assets	4,416	4,475
Total assets	$518,353	$506,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,351	$20,093
Accrued liabilities	31,389	36,327
Income taxes payable	3,747	5,081
Current portion of unearned service revenues	34,189	32,878
Customer deposits	2,847	3,144
Lease liability	6,446	—
Total current liabilities	92,969	97,523
Unearned service revenues - less current portion	16,319	15,505
Lease liability - less current portion	14,363	—
Deferred income tax liabilities	2,541	736
Income taxes payable - less current portion	12,247	12,247
Other long-term liabilities	3,326	3,624
Total liabilities	141,765	129,635
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,731,586 and 18,676,059 issued, respectively; 17,317,875 and 17,253,011 outstanding, respectively	19	19
Additional paid-in capital	252,840	251,329
Retained earnings	175,178	175,353
Accumulated other comprehensive loss	(20,047)	(18,483)
Common stock in treasury, at cost; 1,413,711 and 1,423,048 shares, respectively	(31,402)	(31,609)
Total shareholders’ equity	376,588	376,609
Total liabilities and shareholders’ equity	$518,353	$506,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2019	March 31, 2018
Sales
Product	$68,800	$70,581
Service	24,817	22,253
Total sales	93,617	92,834
Cost of Sales
Product	26,128	26,884
Service	12,470	12,164
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	38,598	39,048
Gross Profit	55,019	53,786
Operating Expenses
Selling and marketing	26,753	28,271
General and administrative	13,224	11,073
Depreciation and amortization	4,749	4,343
Research and development	9,935	9,406
Total operating expenses	54,661	53,093
Income from operations	358	693
Other expense (income)
Interest income, net	(144)	(73)
Other expense, net	195	184
Income before income tax expense	307	582
Income tax expense	155	127
Net income	$152	$455
Net income per share - Basic	$0.01	$0.03
Net income per share - Diluted	$0.01	$0.03
Weighted average shares - Basic	17,280,365	16,837,754
Weighted average shares - Diluted	17,868,816	17,142,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net income	$152	$455
Currency translation adjustments	(1,564)	5,214
Comprehensive (loss) income	$(1,412)	$5,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Cash flows from:
Operating activities:
Net income	$152	$455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,749	4,343
Stock-based compensation	2,564	1,553
(Recoveries) provisions for bad debts, net	(100)	24
Loss on disposal of assets	57	127
Provision for excess and obsolete inventory	896	312
Deferred income tax expense (benefit)	8	(128)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	12,410	1,808
Inventories	(10,908)	(5,208)
Prepaid expenses and other current assets	4,463	(936)
(Decrease) Increase in:
Accounts payable, accrued liabilities, and lease liability	(9,172)	(4,846)
Income taxes payable	(1,323)	(2,571)
Customer deposits	(310)	(213)
Unearned service revenues	2,324	1,231
Net cash provided by (used in) operating activities	5,810	(4,049)
Investing activities:
Purchases of property and equipment	(1,543)	(2,243)
Payments for intangible assets	(529)	(650)
Acquisition of businesses	—	(3,966)
Net cash used in investing activities	(2,072)	(6,859)
Financing activities:
Payments on finance leases	(90)	(46)
Payments of contingent consideration for acquisitions	(250)	—
Payments for taxes related to net share settlement of equity awards	(1,138)	—
Proceeds from issuance of stock related to stock option exercises	292	6,785
Net cash (used in) provided by financing activities	(1,186)	6,739
Effect of exchange rate changes on cash and cash equivalents	(639)	2,035
Increase (decrease) in cash and cash equivalents	1,913	(2,134)
Cash and cash equivalents, beginning of period	108,783	140,960
Cash and cash equivalents, end of period	$110,696	$138,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE DECEMBER 31, 2018	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment, net of income tax					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864	—	(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2016-02				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588

					Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE DECEMBER 31, 2017	16,796,884	$18	$223,055	$168,624	$(7,822)	$(31,809)	$352,066
Net income				455			455
Currency translation adjustment, net of income tax					5,214		5,214
Stock-based compensation			1,553				1,553
Common stock issued, net of shares withheld for employee taxes	158,795	—	6,601			75	6,676
Cumulative effect of the adoption of ASU 2014-09				2,365			2,365
BALANCE MARCH 31, 2018	16,955,679	$18	$231,209	$171,444	$(2,608)	$(31,734)	$368,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, FARO ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). We evaluate business performance based upon several metrics, using revenue growth and segment profit as the primary financial measures.
Since the end of the first quarter of 2018, the following changes were made to our verticals and reporting segments:

•
In the third quarter of 2018, we merged the historical Factory Metrology and 3D Machine Vision verticals into one vertical named “3D Factory” for greater consistency with our realigned reporting segments.

•
In the third quarter of 2018, we segregated the operations of our acquisitions of Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”), along with the operations resulting from our acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology, into a vertical that we named “Photonics.” The creation of this vertical enables us to better focus on our product range directed at laser steering. These operations were historically reported in the 3D Factory reporting segment in the first six months of 2018 and the historical Factory Metrology reporting segment in 2017 and are now included in the Emerging Verticals (formerly known as “Other”) reporting segment.

•	In the third quarter of 2018, we renamed our Product Design vertical “3D Design.”

•	In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.”

There has been no change in our total consolidated financial condition or results of operations previously reported as a result of these changes in our verticals and reportable segments. The amounts related to our reporting segment information for the three months ended March 31, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.

We now report our activities in the following three reportable segments:

•
The 3D Manufacturing reporting segment contains solely our 3D Manufacturing vertical and provides both standardized and customized solutions for 3D measurement and inspection in an industrial or manufacturing environment. Applications include alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and set-up, and assembly guidance.

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

•
The Emerging Verticals reporting segment includes our 3D Design, Public Safety Forensics, and Photonics verticals. Our 3D Design vertical provides advanced 3D solutions to capture and edit 3D shapes of products, people and/or environments for design purposes in product development, computer graphics and dental and medical applications. Our Public Safety Forensics vertical provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our Photonics vertical develops and markets galvanometer-based laser measurement products and solutions.

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
NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net income.
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying December 31, 2018 condensed consolidated balance sheet has been derived from those audited consolidated financial statements. As described in Note 1 – Description of Business, after the first quarter of 2018, we changed our reporting segment structure. Amounts related to our reporting segment information for the three months ended March 31, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2018-11, Lease Topic 842: Targeted Improvements, was issued by the FASB in July 2018 and allows for a cumulative-effect adjustment transition method of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We adopted ASU 2016-02 effective as of January 1, 2019 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our condensed consolidated balance sheet as of March 31, 2019 of $18.9 million of right-of-use assets for operating leases, $19.9 million of lease liability for operating leases, $0.9 million of property and equipment, net for finance leases and $0.9 million of lease liability for finance leases under which we function as a lessee. We elected certain practical expedients available under the transition provisions to (i) allow aggregation of non-lease components with the related lease components when evaluating accounting treatment, (ii) apply the modified retrospective adoption method, utilizing the simplified transition option, which allows us to continue to apply the legacy guidance in FASB ASC Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption, and (iii) use hindsight in determining the lease term (that is, when considering our options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of our right-of-use assets. The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Impact of Recently Issued Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or any interim goodwill impairment tests after January 1, 2017. The amendments in this ASU will be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle is required upon transition. This disclosure is required in the first annual period and in the interim period within the first annual period when we initially adopt the amendments in this ASU. We plan to adopt this guidance for our fiscal year ending December 31, 2020. We do not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13, but we do not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

NOTE 5 – REVENUES
The following tables present our revenues by Sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended March 31,
	2019	2018
Product sales
Product transferred to customers at a point in time	$68,800	$70,581
Product transferred to customers over time	—	—
	$68,800	$70,581

	For the Three Months Ended March 31,
	2019	2018
Service sales
Service transferred to customers at a point in time	$11,854	$9,452
Service transferred to customers over time	12,963	12,801
	$24,817	$22,253

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended March 31,
	2019	2018
Total sales to external customers
United States	$35,848	$37,302
EMEA (1)	31,100	29,680
APAC (1)	23,337	22,589
Other Americas (1)	3,332	3,263
	$93,617	$92,834
(1) Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific (APAC); and Canada, Mexico, and Brazil (Other Americas).

For revenue related to our measurement and imaging equipment and related software, we allocate the contract price to performance obligations based on our best estimate of the standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances, with the exception of software licenses. With respect to software licenses, we use the residual method for allocating the contract price to performance obligations relating to software licenses. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our maintenance renewal rate. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement.  Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable.
Further, customers frequently purchase extended warranties with the purchase of measurement equipment and related software. Warranties are considered a performance obligation when services are transferred to a customer over time, and, as such, we recognize revenue on a straight-line basis over the warranty term. Extended warranty sales include contract periods that extend between one month and three years.

We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2019, the deferred cost asset related to deferred commissions was approximately $2.8 million. For classification purposes, $1.9 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2019. As of March 31, 2018, the deferred cost asset related to deferred commissions was approximately $2.5 million. For classification purposes, $1.8 million and $0.7 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2018.
The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The Unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three months ended March 31, 2019, we recognized $10.8 million of service revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2018. During the three months ended March 31, 2018, we recognized $9.0 million of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both March 31, 2019 and March 31, 2018.

Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation on a straight-line basis over the requisite service period taking into account the probability that we will satisfy the performance condition.
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (the “2009 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) that were underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of March 31, 2019, and no further grants will be made under the 2004 Plan or the 2009 Plan.

Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing price of our common stock on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares with a value equal to $100,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. In addition, the independent Chairman of the Board is annually granted restricted shares with a value equal to $50,000, and the Lead Director, if one has been appointed, would be annually granted restricted shares with a value of $40,000, on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors, our independent Chairman of the Board and, if applicable, our Lead Director vest on the day prior to the following year’s annual meeting date, subject to the non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock grants on a straight-line basis over the vesting term. Also, beginning in October 2018, our non-employee directors may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2014 Plan and the 2018 Non-Employee Director Deferred Compensation Plan. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director’s separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service.
Annually, upon approval by our Compensation Committee, we grant stock-based awards, which historically have been in the form of stock options and/or restricted stock units, to certain employees. We also grant stock-based awards, which historically have been in the form of stock options and/or restricted stock units, to certain new employees throughout the year. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units without a market condition, (b) the Monte Carlo Simulation valuation model in the case of performance-based restricted stock units with a market condition, or (c) the Black-Scholes option valuation model in the case of stock options.
Our annual grants in February 2019 consisted of performance-based restricted stock units and time-based restricted stock units. Our annual grants in March 2018 consisted of time-based stock options and time-based restricted stock units. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution to the Company over the last year.
For the stock-based awards granted in February 2019, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards vest at the end of the three-year performance period if the applicable performance measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The performance-based restricted stock units granted in 2019 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these performance-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
For 2018 grants, stock options vest in three equal annual installments beginning one year after the grant date and time-based restricted stock unit awards vest in full on the three-year anniversary of the grant date. The fair value of these stock-based awards is determined by using (a) the Black-Scholes option valuation model in the case of stock options or (b) the current market price of our common stock on the grant date in the case of restricted stock units.
The Black-Scholes option and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during the three months ended March 31, 2019 and valued using the Monte Carlo Simulation valuation model was $62.74. No performance-based restricted stock units were granted during the three months ended March 31, 2018. For performance-based restricted stock units granted during the three months ended March 31, 2019 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

Three Months Ended
March 31, 2019
Risk-free interest rate	2.48%
Expected dividend yield	—%
Expected volatility	45.0%
Weighted-average expected volatility	45.0%

The weighted-average grant-date fair value of the stock options that were granted during the three months ended March 31, 2018 and valued using the Black-Scholes option valuation model was $23.43 per option. No stock options were granted during the three months ended March 31, 2019. For stock options granted during the three months ended March 31, 2018 valued using the Black-Scholes option valuation model, we used the following assumptions:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.65%
Expected dividend yield	—%
Expected term of option	4 years
Expected volatility	45.0%
Weighted-average expected volatility	45.0%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term approximating the expected life of the option being valued.
A summary of stock option activity and weighted-average exercise prices during the three months ended March 31, 2019 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2019
Outstanding at January 1, 2019	792,943	$47.59
Granted	—	—
Forfeited or expired	(65,868)	54.23
Exercised	(8,513)	34.18
Outstanding at March 31, 2019	718,562	$47.38	4.3	$3,118
Options exercisable at March 31, 2019	540,597	$46.57	2.6	$2,410

The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and March 31, 2018 was $0.1 million and $2.7 million, respectively. The fair value of stock options vested during the three months ended March 31, 2019 and March 31, 2018 was $2.7 million and $3.1 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	311,000	$42.66
Granted	172,324	45.32
Forfeited	(8,453)	44.36
Vested	(82,930)	34.47
Non-vested at March 31, 2019	391,941	$45.53

We recorded total stock-based compensation expense of $2.6 million and $1.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
As of March 31, 2019, there was $15.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.1 years.

NOTE 7 – SHORT-TERM INVESTMENTS
Short-term investments at March 31, 2019 consisted of U.S. Treasury Bills totaling $24.8 million, consisting of $10.9 million maturing on June 6, 2019, $4.9 million maturing on June 20, 2019 and $9.0 million maturing on September 12, 2019, respectively. The interest rates on the U.S. Treasury Bills held on March 31, 2019 that are maturing on June 6, 2019, June 20, 2019, and September 12, 2019 were 2.4%, 2.3%, and 2.3%, respectively. Short-term investments at December 31, 2018 consisted of U.S. Treasury Bills totaling $24.8 million, consisting of $9.0 million that matured on March 14, 2019, $10.9 million maturing on June 6, 2019, and $4.9 million maturing on June 20, 2019. The interest rates on the U.S. Treasury Bills held on December 31, 2018 that matured on March 14, 2019 and that are maturing on June 6, 2019 and June 20, 2019 were 2.2%, 2.4%, and 2.3%, respectively. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before we recover their amortized cost bases.
NOTE 8 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2019	As of December 31, 2018
Accounts receivable	$77,879	$90,675
Allowance for doubtful accounts	(1,642)	(1,748)
Total	$76,237	$88,927

NOTE 9 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force, for demonstrations and held for sale; and 3) service inventory - completed product and parts used to support our service department and held for sale. Shipping and handling costs are classified as a component of cost of sales in our condensed consolidated statements of operations. Sales demonstration inventory is held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins. Service inventory is used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining life, typically three years.
Inventories consist of the following:

	As of March 31, 2019	As of December 31, 2018
Raw materials	$43,406	$39,859
Finished goods	31,180	25,585
Inventories, net	$74,586	$65,444

Service and sales demonstration inventory, net	$38,351	$39,563

NOTE 10 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.

For the three months ended March 31, 2019, there were approximately 372,326 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended March 31, 2018, there were approximately 655,944 shares issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings per share	17,280,365	$0.01	16,837,754	$0.03
Effect of dilutive securities	588,451	—	305,016	—
Diluted earnings per share	17,868,816	$0.01	17,142,770	$0.03

NOTE 11 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2019	As of December 31, 2018
Accrued compensation and benefits	$13,902	$17,745
Accrued warranties	2,474	2,571
Professional and legal fees	2,304	2,154
Taxes other than income	3,344	3,550
General services administration contract contingent liability (see Note 16)	5,347	5,267
Other accrued liabilities	4,018	5,040
	$31,389	$36,327

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$2,571	$2,628
Provision for warranty expense	878	914
Fulfillment of warranty obligations	(975)	(1,067)
Balance, end of period	$2,474	$2,475

NOTE 12 – INCOME TAXES
For the three months ended March 31, 2019, we recorded an income tax expense of $0.2 million compared with income tax expense of $0.1 million for the three months ended March 31, 2018. Our effective tax rate was 50.5% for the three months ended March 31, 2019 compared with 21.8% in the prior year period. The changes in our income tax expense and our effective tax rate were primarily due to the mix of jurisdictions where we earned pretax book income or incurred a pretax book loss during the three months ended March 31, 2019 compared to the same period in the prior year.

Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

NOTE 13 – FAIR VALUE MEASUREMENTS
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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$5,205
Total	$—	$—	$5,205
	As of December 31, 2018
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$5,531
Total	$—	$—	$5,531

(1)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $5.6 million as of March 31, 2019. We paid $0.3 million as part of these arrangements during the three months ended March 31, 2019, which was the primary reason for the change in the fair value of the contingent consideration from December 31, 2018 to March 31, 2019.

NOTE 14 – VARIABLE INTEREST ENTITY
A variable interest entity (“VIE”) is an entity that has one of three characteristics: (1) it is controlled by someone other than its shareowners or partners, (2) its shareowners or partners are not economically exposed to the entity’s earnings (for example, they are protected against losses), or (3) it lacks sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties.
On April 27, 2018, we invested $1.8 million in present4D GmbH (“present4D”), a software solutions provider for professional virtual reality presentations and training environments, in the form of an equity capital contribution. This contribution represents a minority investment in present4D. This investment’s business purpose is to coordinate the design and development of modules supporting compatibility with virtual reality for our existing software offerings.
As of our investment date, present4D was thinly capitalized and lacked sufficient equity to finance its activities without additional subordinated financial support and is classified as a VIE. We do not have power over decisions that significantly affect present4D’s economic performance and do not represent its primary beneficiary. After April 27, 2020, present4D may request additional equity financing up to $1.8 million from us in exchange for additional share capital, which additional equity financing would be at our discretion. We have not provided support to present4D during the periods presented outside of our initial investment of $1.8 million. At this time, we do not intend to provide future support to present4D, but we will continue to evaluate whether we intend to obtain the aforementioned additional share capital in the future. Our 16.5% portion of present4D’s net loss for the three month period ended March 31, 2019 was less than $0.1 million. Present4D is currently accounted for using the equity method of accounting. Our equity in the net loss from this equity-method investment is recorded as loss with a corresponding decrease in the investment. Our investment in this unconsolidated VIE at March 31, 2019 and December 31, 2018 was $1.7 million and is included in Other long-term assets in our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

NOTE 15 – SEGMENT REPORTING
We have three reportable segments: 3D Manufacturing, Construction BIM, and Emerging Verticals. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals segment.
We develop, manufacture, market, support and sell CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems in each of these reportable segments. These activities represent more than 99% of consolidated sales.
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
Our segment structure presented below represents a change from the prior year as further described in Note 1 – Description of Business. The amounts for the three months ended March 31, 2018 have been restated to reflect the change in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of segment profit to income from operations included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended March 31, 2019

Total sales	$56,567	$25,440	$11,610	$93,617
Segment profit	$19,170	$8,427	$669	$28,266
General and administrative				13,224
Depreciation and amortization				4,749
Research and development				9,935
Income from operations				$358

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended March 31, 2018

Total sales	$60,657	$22,682	$9,495	$92,834
Segment profit	$18,425	$6,451	$639	$25,515
General and administrative				11,073
Depreciation and amortization				4,343
Research and development				9,406
Income from operations				$693

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2019, we had approximately $45.0 million in purchase commitments that are expected to be delivered within the next 12 months.
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
For the three months ended March 31, 2019, we recorded $0.1 million of imputed interest related to the estimated cumulative sales adjustment for the six-year period ended December 31, 2018. Our estimated total liability for the GSA Matter is based on our preliminary review as of the date of this Quarterly Report on Form 10-Q and is subject to change based on the results of the Review being conducted by our outside legal counsel and discussions with the Government.

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
NOTE 17 – LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within three months. We currently do not sublease any of our leased assets.
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) asset, Lease liability, and Lease liability - less current portion in our condensed consolidated balance sheets. Finance leases are included in Property and equipment, net, Lease liability, and Lease liability - less current portion in our condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized on the commencement date of the lease based on the present value of lease payments over the lease term. Variable lease payments that depend on an index or rate include the variable portion when calculating ROU assets and lease liabilities. Variable lease payments that do not depend on an index or rate are expensed as incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date of the lease to determine the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option at the time the lease is commenced. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$1,969

Finance lease cost:
Amortization of ROU assets	92
Interest on lease liabilities	$12
Total finance lease cost	$104

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the period ended March 31, 2019 was $0.1 million.

Supplemental balance sheet information related to leases was as follows:

As of
March 31, 2019
Operating leases:
Operating lease right-of-use asset	$18,876

Current operating lease liability	$6,139
Operating lease liability - less current portion	13,782
Total operating lease liability	$19,921

Finance leases:
Property and equipment, at cost	$1,692
Accumulated depreciation	(839)
Property and equipment, net	$853

Current finance lease liability	$307
Finance lease liability - less current portion	581
Total finance lease liability	$888

Weighted Average Remaining Lease Term:
Operating leases	4.8 years
Finance leases	3 years

Weighted Average Discount Rate:
Operating leases	5.18%
Finance leases	5.06%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,029
Operating cash flows from finance leases	12
Financing cash flows from finance leases	90

ROU assets obtained in exchange for lease obligations:
Operating leases	5,400
Finance leases	—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2019 (excluding the first 3 months)	$5,347	$263
2020	5,592	319
2021	2,659	280
2022	2,314	71
2023	2,334	25
Thereafter	4,590	—
Total lease payments	$22,836	$958
Less imputed interest	(2,915)	(70)
Total	$19,921	$888

NOTE 18 – BUSINESS COMBINATIONS

On March 9, 2018, we acquired all of the outstanding shares of Laser Control Systems, a laser component technology business located in Bedfordshire, United Kingdom, which specializes in the design and manufacture of advanced digital scan heads and laser software, for a purchase price of $1.7 million. An additional $0.7 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports our Photonics vertical and our long-term strategy to expand our presence and product portfolio in Photonics applications. The results of Laser Control Systems’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and March 31, 2018.

On March 16, 2018, we acquired all of the outstanding shares of Photocore AG, a vision-based 3D measurement application and software developer in Zurich, Switzerland, for a total purchase price of $2.4 million. This acquisition supports our Construction BIM vertical and our long-term strategy to improve our existing software offerings with innovative technology in photogrammetry. The results of PhotoCore AG’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and March 31, 2018.

On July 6, 2018, we acquired all of the outstanding shares of Lanmark, a high-speed laser marking control boards and laser marking software provider located in Acton, Massachusetts, for a purchase price of $6.3 million. An additional $1.0 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports the development of components used in new 3D laser inspection product development in order to further expand the product portfolio of our Photonics vertical. The results of Lanmark’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019.

On July 13, 2018, we acquired all of the issued and outstanding corporate capital of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), a 3D-structured light scanning solution company located in Brescia, Italy, for an aggregate purchase price of up to €18.5 million ($21.6 million), subject to post-closing adjustments based on actual net working capital, net financial position and transaction expenses. The aggregate purchase price includes up to €4.0 million ($4.7 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. This acquisition supports our 3D Design vertical and our long-term strategy to establish a presence in 3D measurement technology used in other industries and applications, especially dental and medical. The results of Open Technologies’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019.

The acquisitions of Laser Control Systems, Photocore AG, Lanmark and Open Technologies constitute business combinations as defined by ASC Topic 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our final determination of the fair value of the assets acquired and liabilities assumed for such acquisitions. In the three months ended March 31, 2019, certain refinements were booked for the Open Technologies acquisition as part of the finalization process, which included a reduction of $2.6 million to the valuation of the customer relationship intangible and the recognition of a deferred tax liability of $1.9 million. Goodwill increased $4.5 million as a result of these changes in the finalization process.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	Laser Control Systems	Photocore AG	Lanmark	Open Technologies (2)
Accounts receivable	$—	$—	$610	$2,735
Inventory	—	—	299	1,852
Other assets	—	—	76	634
Intangible assets	1,400	1,435	1,366	7,821
Goodwill	928	1,010	5,355	13,573
Accounts payable and accrued liabilities	—	—	(159)	(2,926)
Other liabilities (1)	(579)	—	(971)	(5,201)
Deferred income tax liabilities	—	—	(325)	(1,876)
Total purchase price, net of cash acquired	$1,749	$2,445	$6,251	$16,612

(1) For Laser Control Systems, Lanmark and Open Technologies, this total consists primarily of the fair value of the projected contingent consideration.
(2) Amounts converted from Euros to U.S. Dollars based on the foreign exchange rate on the closing date of the acquisition.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	Laser Control Systems		Photocore AG		Lanmark		Open Technologies
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Trade name	$—	0	$—	0	$—	0	$—	0
Brand	26	1	22	1	26	1	103	1
Non-competition agreement	29	3	9	3	—	0	—	0
Technology	1,319	7	1,343	7	760	7	4,441	7
Customer relationship	26	10	61	10	580	10	3,277	10
Favorable in-place lease	—	0	—	0	—	0	—	0
Fair value of intangible assets acquired	$1,400	7	$1,435	7	$1,366	8	$7,821	8

The goodwill for the Laser Control Systems, Lanmark and Open Technologies acquisitions has been allocated to the Emerging Verticals reporting segment. The goodwill for the Photocore AG acquisition has been allocated to the Construction BIM reporting segment.

Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.8 million in acquisition and integration costs for the Laser Control Systems, Photocore AG, Lanmark and Open Technologies acquisitions. Pro forma financial results for Laser Control Systems, Photocore AG, Lanmark and Open Technologies have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.
NOTE 19 – SUBSEQUENT EVENTS

On April 5, 2019, our Board appointed Michael D. Burger as our President and Chief Executive Officer, effective June 17, 2019, to succeed Dr. Simon Raab, who is retiring as our President and Chief Executive Officer and as a member of our Board of Directors on June 16, 2019. Also, on April 5, 2019, we entered into an Employment Agreement with Mr. Burger (the “Employment Agreement”), which is effective as of June 17, 2019. In accordance with the terms of the Employment Agreement, Mr. Burger’s initial compensation will consist of the following:

•Base salary - An annual base salary of $700,000.

•
Transition to short-term incentive plan - Because Mr. Burger will not be eligible to participate in our short-term incentive plan for 2019, he will be eligible to receive a target bonus of 100% of his base salary, pro-rated for the number of days he is employed by us during 2019, provided that he remains employed by us on December 31, 2019 and conditioned upon his achievement of certain performance goals established by the Compensation Committee of our Board (the “Compensation Committee”) and accepted in writing by Mr. Burger on April 5, 2019.

•
Short-term incentive plan - Mr. Burger will be eligible to participate in our short-term incentive plan beginning in 2020, with a target payout of at least 100% of his base salary conditioned upon our achievement of the performance goals established by the Compensation Committee.

•
Long-term incentive plan - Mr. Burger will be eligible to receive annual grants under our long-term incentive plan beginning in 2020, with a target value of at least $2 million. Such grants are expected to be awarded in a combination of performance-based restricted stock units and time-based restricted stock units, in a ratio of 50% and 50%, respectively.

•
Sign-on equity grant - Mr. Burger will be granted a one-time sign-on restricted stock unit award on June 17, 2019 with a target value of $3 million. This equity grant will be comprised of a combination of performance-based restricted stock units and time-based restricted stock units, in a ratio of 50% and 50%, respectively. One-third of the time-based restricted stock units will vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units will be earned based on how our total shareholder return, or TSR, compares to the TSR of the Russell 2000 Growth Index during the performance period from June 17, 2019 to June 17, 2022 (the “Relative TSR”). If our Relative TSR during the performance period is (i) at the 55% percentile, 100% of the target performance-based restricted stock units awarded will be earned and will vest; (ii) at or above the 80th percentile, 200% of the target performance-based restricted stock units awarded will be earned and will vest, provided that if our TSR for the performance period is negative, the maximum percentage that may be earned is 100%; (iii) at the 25th percentile, 25% of the target performance-based restricted stock units awarded will be earned and will vest; and (iv) below the 25th percentile, no performance-based restricted stock units will be earned. The percentage of performance-based restricted stock units that is earned will be interpolated if Relative TSR is between the 25th and 80th percentiles during the performance period.

•
Signing bonus - Mr. Burger will receive a one-time signing bonus equal to $500,000 payable in a lump sum in cash within 30 days following June 17, 2019. Mr. Burger will be required to repay the signing bonus if, prior to June 17, 2021: (i) he voluntarily terminates his employment with us other than for “good reason” (as defined in the Employment Agreement), (ii) the Employment Agreement expires as a result of his election not to renew the annual term of the Employment Agreement, or (iii) his employment is terminated by us for “cause” (as defined in the Employment Agreement).

•
Relocation expenses - Mr. Burger is entitled to receive reimbursement for the reasonable expenses he incurs in relocating to our headquarters location in Lake Mary, Florida. He will also be entitled to receive reimbursement for the reasonable expenses he incurs in returning to the U.S. West Coast if he is terminated by us without cause or we elect not to renew the annual term of the Employment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
the results of our internal review and our outside legal counsel’s review of our pricing and other practices under our General Services Administration Federal Supply Schedule contracts, the outcome of the U.S. Government’s review of, or investigation into, our potential overcharging of the U.S. Government under such contracts, any resulting penalties, damages or sanctions imposed on us and the outcome of any resulting litigation to which we may become a party, loss of future government sales and potential impacts on customer and supplier relationships and our reputation;

•
risks associated with expanding international operations, such as difficulties in staffing and managing foreign operations, increased political and economic instability, compliance with potentially evolving import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•
changes in trade regulation, which result in rising prices of imported steel, steel byproducts, aluminum and aluminum byproducts used as raw materials in the production of measurement devices, and our ability to pass those costs on to our customers or require our suppliers to absorb such costs;

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

•
variations in our effective income tax rate, which makes it difficult to predict our effective income tax rate on a quarterly and annual basis, and the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”) on the global intangible low-taxed income of foreign subsidiaries;

•	the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;

•	the impact of fluctuations in exchange rates;

•	the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;

•	the magnitude of increased warranty costs from new product introductions and enhancements to existing products;

•	the sufficiency of our plants to meet manufacturing requirements;

•	the continuation of our share repurchase program;

•	the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;

•	the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate;

•	our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and

•	other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.
Overview
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Cobalt Array Imager, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, Faro ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Cobalt Array Imager, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
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
We manufacture our FaroArm® and FARO ScanArm® products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus in our manufacturing facilities located in Germany and Switzerland for customer orders from Europe, the Middle East and Africa and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3D X products in our facility located in Germany. We manufacture our FARO Laser Projector and FARO Laser TrackerTM products in our facility located in Pennsylvania. We manufacture our 3D-structured light scanning solutions specific to the dental industry in our engineering and manufacturing facility in Italy. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements through the remainder of 2019.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the three months ended March 31, 2019.

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
For the three months ended March 31, 2019, we recorded $0.1 million of imputed interest related to the estimated cumulative sales adjustment for the six-year period ended December 31, 2018. Our estimated total liability for the GSA Matter is based on our preliminary review as of the date of this Quarterly Report on Form 10-Q and is subject to change based on the results of the review of our pricing and other practices under the GSA Contracts being conducted by our outside legal counsel and discussions with the Government.
Since the end of the first quarter of 2018, the following changes were made to our verticals and reporting segments:

•
In the third quarter of 2018, we merged the historical Factory Metrology and 3D Machine Vision verticals into one vertical named “3D Factory” for greater consistency with our realigned reporting segments.

•
In the third quarter of 2018, we segregated the operations of our acquisitions of Laser Control Systems Limited and Lanmark Controls, Inc., along with the operations resulting from our acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology, into a vertical that we named “Photonics.” The creation of this vertical enables us to better focus on our product range directed at laser steering. These operations were historically reported in the 3D Factory reporting segment in the first six months of 2018 and the historical Factory Metrology reporting segment in 2017 and are now included in the Emerging Verticals (formerly known as “Other”) reporting segment.

•In the third quarter of 2018, we renamed our Product Design vertical “3D Design.”

•	In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.”
There has been no change in our total consolidated financial condition or results of operations previously reported as a result of these changes in our verticals and reportable segments. The amounts related to our reporting segment information for the three months ended March 31, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.
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

	Three months ended March 31,
(dollars in thousands)	2019	% of Sales	2018	% of Sales
Sales
Product	$68,800	73.5%	$70,581	76.0%
Service	24,817	26.5%	22,253	24.0%
Total sales	93,617	100.0%	92,834	100.0%
Cost of Sales
Product	26,128	27.9%	26,884	29.0%
Service	12,470	13.3%	12,164	13.1%
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	38,598	41.2%	39,048	42.1%
Gross Profit	55,019	58.8%	53,786	57.9%
Operating Expenses:
Selling and marketing	26,753	28.6%	28,271	30.5%
General and administrative	13,224	14.1%	11,073	11.9%
Depreciation and amortization	4,749	5.1%	4,343	4.7%
Research and development	9,935	10.6%	9,406	10.1%
Total operating expenses	54,661	58.4%	53,093	57.2%
Income from operations	358	0.4%	693	0.7%
Other (income) expense
Interest income, net	(144)	(0.2)%	(73)	(0.1)%
Other expense, net	195	0.2%	184	0.2%
Income before income tax expense	307	0.3%	582	0.6%
Income tax expense	155	0.2%	127	0.1%
Net income	$152	0.2%	$455	0.5%

Consolidated Results
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Sales. Total sales increased by $0.8 million, or 0.8%, to $93.6 million for the three months ended March 31, 2019 from $92.8 million for the three months ended March 31, 2018. Total product sales decreased by $1.8 million, or 2.5%, to $68.8 million for the three months ended March 31, 2019 from $70.6 million for the three months ended March 31, 2018. Our product sales decreased primarily due to the impact of changes in foreign currencies and a decrease in unit sales within our 3D Manufacturing reporting segment primarily driven by sales headcount turnover within the segment and changes to the segment’s sales force structure, partially offset by an increase in unit sales within our Construction BIM and Emerging Verticals reporting segments. Service revenue increased by $2.5 million, or 11.3%, to $24.8 million for the three months ended March 31, 2019 from $22.3 million for the three months ended March 31, 2018, primarily due to an increase in customer service revenue driven by the growth of our installed based and our focused sales initiatives to maintain customer relationships after the initial purchase of our measurement devices. Foreign exchange rates had a negative impact on sales of $4.0 million, decreasing our overall sales growth rate by approximately 4.3 percentage points, primarily due to the weakening of the Euro, Chinese Yuan, Japanese Yen, and British Pound Sterling relative to the U.S. dollar.

Gross profit. Gross profit increased by $1.2 million, or 2.3%, to $55.0 million for the three months ended March 31, 2019 from $53.8 million for the three months ended March 31, 2018, and gross margin increased to 58.8% for the three months ended March 31, 2019 from 57.9% for the three months ended March 31, 2018, primarily due to an increase in gross margin from service revenue, partially offset by the decrease in our product revenue. Gross margin from product revenue increased by 0.1 percentage points to 62.0% for the three months ended March 31, 2019 from 61.9% for the prior year period, primarily as a result of decreased costs associated with improved manufacturing efficiencies. Gross margin from service revenue increased by 4.5 percentage points to 49.8% for the three months ended March 31, 2019 from 45.3% for the prior year period, primarily as a result of service revenue growth and improved efficiencies in our customer service repair process.
Selling and marketing expenses. Selling and marketing expenses decreased by $1.5 million, or 5.4%, to $26.8 million for the three months ended March 31, 2019 from $28.3 million for the three months ended March 31, 2018. This decrease was driven primarily by a decrease in selling commission expense due to a reduction in our product sales, a decrease in travel expenses and lower marketing expenses, partially offset by our investment in increased selling headcount as part of our global initiatives to drive sales growth and the related increase in compensation expense. Selling and marketing expenses as a percentage of sales decreased to 28.6% for the three months ended March 31, 2019, compared with 30.5% of sales for the three months ended March 31, 2018. Our worldwide period-ending selling headcount increased by 84, or 12.9%, to 737 at March 31, 2019, from 653 at March 31, 2018.
General and administrative expenses. General and administrative expenses increased by $2.1 million, or 19.4%, to $13.2 million for the three months ended March 31, 2019 from $11.1 million for the three months ended March 31, 2018. This increase was mostly due to an aggregate incremental cost of $1.8 million related to our Chief Executive Officer (“CEO”) succession, as we recognized additional compensation expense during the first quarter of 2019 in connection with the outstanding stock-based awards held by Dr. Raab, the vesting of which will accelerate upon his retirement, and the advisory fees incurred related to the GSA Matter. General and administrative expenses increased to 14.1% of sales for the three months ended March 31, 2019 from 11.9% of sales for the three months ended March 31, 2018.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million, or 9.3%, to $4.7 million for the three months ended March 31, 2019 from $4.3 million for the three months ended March 31, 2018. This increase was driven primarily by higher amortization of intangible assets related to our 2018 acquisitions.
Research and development expenses. Research and development expenses increased by $0.5 million, or 5.6%, to $9.9 million for the three months ended March 31, 2019 from $9.4 million for the three months ended March 31, 2018. This increase was mainly driven by higher compensation expense resulting from increased engineering headcount due to our 2018 acquisitions. Research and development expenses as a percentage of sales increased to 10.6% for the three months ended March 31, 2019 from 10.1% for the three months ended March 31, 2018.
Other expense, net. We had other expense of $0.1 million for each of the three months ended March 31, 2019 and March 31, 2018. These amounts were primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax expense. Income tax expense increased by less than $0.1 million, or 22.0%, to $0.2 million for the three months ended March 31, 2019 from $0.1 million for the three months ended March 31, 2018. Our effective tax rate was 50.5% for the three months ended March 31, 2019 compared with 21.8% in the prior year period. The changes in our income tax expense and our effective tax rate were primarily due to the mix of jurisdictions where we earned pretax book income or incurred a pretax book loss during the three months ended March 31, 2019 compared to the same period in the prior year.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net income. Our net income was $0.2 million for the three months ended March 31, 2019 compared to net income of $0.5 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
We use segment profit to evaluate the performance of our reportable segments, which are 3D Manufacturing, Construction BIM and Emerging Verticals. Segment profit is calculated as gross profit less selling and marketing expenses for the reporting segment. The discussion of segment results for the three months ended March 31, 2019 and 2018 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by total sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of segment profit to income from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For a description of the changes made to our verticals and reporting segments since the end of the first quarter of 2018, see the “Overview” section above. The amounts related to our reporting segment information for the three months ended March 31, 2018 have been restated below to reflect the changes in our reporting segments.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Total sales by segment for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	% of Total	March 31, 2018	% of Total
3D Manufacturing	$56,567	60.4%	$60,657	65.4%
Construction BIM	25,440	27.2%	22,682	24.4%
Emerging Verticals	11,610	12.4%	9,495	10.2%
Total sales	$93,617		$92,834

3D Manufacturing
(dollars in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Total sales	$56,567	$60,657
Segment profit	$19,170	$18,425
Segment profit as a % of 3D Manufacturing segment sales	33.9%	30.4%
Sales. Total sales in our 3D Manufacturing segment decreased by $4.1 million, or 6.7%, to $56.6 million for the three months ended March 31, 2019 from $60.7 million in the prior year period. This decrease was due to a decrease in product units sold primarily driven by sales headcount turnover within the segment and changes to the segment’s sales force structure, partially offset by continued growth in service revenue.
Segment profit. Segment profit in our 3D Manufacturing segment increased by $0.8 million, or 4.1%, to $19.2 million for the three months ended March 31, 2019 from $18.4 million in the prior year period. This increase was primarily driven by service revenue growth and a decrease in selling expense due to lower sales commissions and a decrease in travel expenses, partially offset by lower product units sold.

Construction BIM
(dollars in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Total sales	$25,440	$22,682
Segment profit	$8,427	$6,451
Segment profit as a % of Construction BIM segment sales	33.1%	28.4%
Sales. Total sales in our Construction BIM segment increased by $2.7 million, or 12.2%, to $25.4 million for the three months ended March 31, 2019 from $22.7 million in the prior year period, primarily due to increases in product unit sales and service revenue.

Segment profit. Segment profit in our Construction BIM segment increased by $2.1 million, or 30.6%, to $8.4 million for the three months ended March 31, 2019 from $6.5 million in the prior year period, primarily driven by the increase in product unit sales and an increase in product gross margin reflecting improved manufacturing efficiencies.

Emerging Verticals
(dollars in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Total sales	$11,610	$9,495
Segment profit	$669	$639
Segment profit as a % of Emerging Verticals segment sales	5.8%	6.7%
Sales. Total sales in our Emerging Verticals segment increased by $2.1 million, or 22.3%, to $11.6 million for the three months ended March 31, 2019 from $9.5 million in the prior year period, primarily due to higher sales in our 3D Design and Photonics verticals, as we continue to strategically invest in new markets both through acquisition and organically.
Segment profit. Segment profit in our Emerging Verticals segment was $0.7 million for the three months ended March 31, 2019 compared to $0.6 million in the prior year period. This increase of $0.1 million was primarily due to the sales growth in our Photonics vertical.

Liquidity and Capital Resources
Cash and cash equivalents increased by $1.9 million to $110.7 million at March 31, 2019 from $108.8 million at December 31, 2018. The increase was primarily driven by net cash provided by operating activities, partially offset by net cash used in investing and financing activities. Cash provided by operating activities was $5.8 million during the three months ended March 31, 2019, compared to cash used in operations of $4.0 million during the three months ended March 31, 2018. The change was mainly due to changes in working capital accounts, primarily a decrease in accounts receivable and prepaid expenses and other current assets, partially offset by a decrease in accounts payable and accrued liabilities and an increase in inventory.
Cash used in investing activities during the three months ended March 31, 2019 was $2.1 million compared to $6.9 million during the three months ended March 31, 2018. The decrease was primarily due to $4.0 million in cash paid for acquisitions during the three months ended March 31, 2018 compared to no acquisition activity during the same period in 2019.
Cash used in financing activities was $1.2 million during the three months ended March 31, 2019 compared to cash provided by financing activities of $6.7 million for the three months ended March 31, 2018. The change was primarily due to $6.8 million in cash received from the exercise of employee stock options during the three months ended March 31, 2018 compared to $0.3 million during the three months ended March 31, 2019. This change was partially offset by the payments for taxes related to the net share settlement of equity awards of $1.1 million during the three months ended March 31, 2019 compared to no payments related to the net share settlement of equity awards during the three months ended March 31, 2018.
Of our cash and cash equivalents, $77.2 million was held by foreign subsidiaries as of March 31, 2019. On December 22, 2017, the United States enacted the Tax Cuts Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2019 under this program. As of March 31, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2019, we had $45.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 21, 2019. As of March 31, 2019, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2019, 62% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 48% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the three months ended March 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. As of March 31, 2019, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2019 under this program. As of March 31, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.1
Letter agreement between FARO Technologies, Inc. and Dr. Simon Raab dated January 9, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2019 and incorporated herein by reference)

10.2
Second Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of January 29, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 31, 2019 and incorporated herein by reference)

10.3
Second Amendment to Office Flex Lease between RCS - Tech Park, LLC and FARO Technologies, Inc., dated as of February 27, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 5, 2019 and incorporated herein by reference)

10.4
FARO Technologies, Inc. Executive Severance Plan and Summary Plan Description, dated as of February 14, 2019 (Filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference)

10.5	Form of 2019 Restricted Stock Unit Award Agreement under the 2014 Incentive Plan
10.6	Form of 2019 Restricted Stock Unit Award Agreement (Performance-Based) under the 2014 Incentive Plan
31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: May 1, 2019	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)