Form 10-Q
period 2019-06-30
FARO TECHNOLOGIES INC
filed 2019-07-24
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes ☐ No  ☒

There were 17,339,062 shares of the registrant’s common stock outstanding as of July 22, 2019.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$120,604	$108,783
Short-term investments	24,819	24,793
Accounts receivable, net	74,430	88,927
Inventories, net	71,970	65,444
Prepaid expenses and other current assets	26,437	28,795
Total current assets	318,260	316,742
Property and equipment:
Machinery and equipment	82,909	76,048
Furniture and fixtures	6,245	6,749
Leasehold improvements	20,636	20,304
Property and equipment at cost	109,790	103,101
Less: accumulated depreciation and amortization	(79,664)	(72,684)
Property and equipment, net	30,126	30,417
Operating lease right-of-use asset	18,068	—
Goodwill	71,210	67,274
Intangible assets, net	28,659	33,054
Service and sales demonstration inventory, net	39,416	39,563
Deferred income tax assets, net	14,732	14,719
Other long-term assets	2,983	4,475
Total assets	$523,454	$506,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,177	$20,093
Accrued liabilities	37,865	36,327
Income taxes payable	2,386	5,081
Current portion of unearned service revenues	35,082	32,878
Customer deposits	2,701	3,144
Lease liability	6,494	—
Total current liabilities	100,705	97,523
Unearned service revenues - less current portion	17,355	15,505
Lease liability - less current portion	13,483	—
Deferred income tax liabilities	2,614	736
Income taxes payable - less current portion	11,821	12,247
Other long-term liabilities	3,137	3,624
Total liabilities	149,115	129,635
Commitments and contingencies - See Note 16
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,751,573 and 18,676,059 issued, respectively; 17,339,062 and 17,253,011 outstanding, respectively	19	19
Additional paid-in capital	255,706	251,329
Retained earnings	168,773	175,353
Accumulated other comprehensive loss	(18,784)	(18,483)
Common stock in treasury, at cost; 1,412,511 and 1,423,048 shares, respectively	(31,375)	(31,609)
Total shareholders’ equity	374,339	376,609
Total liabilities and shareholders’ equity	$523,454	$506,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales
Product	$67,992	$75,720	$136,792	$146,301
Service	25,499	22,524	50,316	44,777
Total sales	93,491	98,244	187,108	191,078
Cost of Sales
Product	29,037	27,878	55,165	54,762
Service	12,135	12,675	24,605	24,839
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	41,172	40,553	79,770	79,601
Gross Profit	52,319	57,691	107,338	111,477
Operating Expenses
Selling and marketing	29,124	30,084	55,877	58,355
General and administrative	14,424	11,320	27,648	22,393
Depreciation and amortization	4,573	4,377	9,322	8,720
Research and development	9,091	9,983	19,026	19,389
Total operating expenses	57,212	55,764	111,873	108,857
(Loss) income from operations	(4,893)	1,927	(4,535)	2,620
Other expense (income)
Interest expense (income), net	240	(87)	96	(160)
Other expense, net	1,689	509	1,884	693
(Loss) income before income tax (benefit) expense	(6,822)	1,505	(6,515)	2,087
Income tax (benefit) expense	(417)	300	(262)	427
Net (loss) income	$(6,405)	$1,205	$(6,253)	$1,660
Net (loss) income per share - Basic	$(0.37)	$0.07	$(0.36)	$0.10
Net (loss) income per share - Diluted	$(0.37)	$0.07	$(0.36)	$0.10
Weighted average shares - Basic	17,333,996	16,966,928	17,323,479	16,902,390
Weighted average shares - Diluted	17,333,996	17,264,642	17,323,479	17,210,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss) income	$(6,405)	$1,205	$(6,253)	$1,660
Currency translation adjustments	1,263	(9,377)	(301)	(4,163)
Comprehensive loss	$(5,142)	$(8,172)	$(6,554)	$(2,503)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Cash flows from:
Operating activities:
Net (loss) income	$(6,253)	$1,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,322	8,720
Stock-based compensation	5,316	3,400
Provisions for bad debts, net of recoveries	2	211
Loss on disposal of assets	348	165
Provision for excess and obsolete inventory	1,481	504
Deferred income tax benefit	(11)	(190)
Impairment charge on equity method investment	1,535	—
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	14,442	252
Inventories	(9,687)	(6,664)
Prepaid expenses and other current assets	2,282	(3,526)
(Decrease) Increase in:
Accounts payable, accrued liabilities, and lease liability	(7,793)	(2,901)
GSA liability	6,327	—
Income taxes payable	(3,119)	(4,378)
Customer deposits	(446)	382
Unearned service revenues	3,998	2,372
Net cash provided by operating activities	17,744	7
Investing activities:
Purchases of property and equipment	(3,693)	(5,164)
Payments for intangible assets	(1,233)	(1,186)
Acquisition of businesses	—	(3,965)
Equity investments and advances to affiliates	—	(1,786)
Net cash used in investing activities	(4,926)	(12,101)
Financing activities:
Payments on finance leases	(187)	(46)
Payments of contingent consideration for acquisitions	(250)	—
Payments for taxes related to net share settlement of equity awards	(1,440)	—
Proceeds from issuance of stock related to stock option exercises	735	7,133
Net cash (used in) provided by financing activities	(1,142)	7,087
Effect of exchange rate changes on cash and cash equivalents	145	(2,399)
Increase (decrease) in cash and cash equivalents	11,821	(7,406)
Cash and cash equivalents, beginning of period	108,783	140,960
Cash and cash equivalents, end of period	$120,604	$133,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864		(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2016-02				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588
Net loss				(6,405)			(6,405)
Currency translation adjustment					1,263		1,263
Stock-based compensation			2,752				2,752
Common stock issued, net of shares withheld for employee taxes	21,187		114			27	141
BALANCE JUNE 30, 2019	17,339,062	$19	$255,706	$168,773	$(18,784)	$(31,375)	$374,339

					Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2018	16,796,884	$18	$223,055	$168,624	$(7,822)	$(31,809)	$352,066
Net income				455			455
Currency translation adjustment					5,214		5,214
Stock-based compensation			1,553				1,553
Common stock issued, net of shares withheld for employee taxes	158,795		6,601			75	6,676
Cumulative effect of the adoption of ASU 2014-09				2,365			2,365
BALANCE MARCH 31, 2018	16,955,679	$18	$231,209	$171,444	$(2,608)	$(31,734)	$368,329
Net income				1,205			1,205
Currency translation adjustment					(9,377)		(9,377)
Stock-based compensation			1,847				1,847
Common stock issued, net of shares withheld for employee taxes	23,079		699				699
BALANCE JUNE 30, 2018	16,978,758	$18	$233,755	$172,649	$(11,985)	$(31,734)	$362,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, FARO ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). We evaluate business performance based upon several metrics, using revenue growth and segment profit as the primary financial measures.
Since the end of the second quarter of 2018, the following changes were made to our verticals and reporting segments:

•
In the third quarter of 2018, we merged the historical Factory Metrology and 3D Machine Vision verticals into one vertical named “3D Factory” for greater consistency with our realigned reporting segments.

•
In the third quarter of 2018, we segregated the operations of our acquisitions of Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”), along with the operations resulting from our acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology, into a vertical that we named “Photonics.” The creation of this vertical enables us to better focus on our product range directed at laser steering. These operations were historically reported in the 3D Factory reporting segment in the first six months of 2018 and are now included in the Emerging Verticals (formerly known as “Other”) reporting segment.

•	In the third quarter of 2018, we renamed our Product Design vertical “3D Design.”

•	In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.”

There has been no change in our total consolidated financial condition or results of operations previously reported as a result of these changes in our verticals and reportable segments. The amounts related to our reporting segment information for the three and six months ended June 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.

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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying December 31, 2018 condensed consolidated balance sheet has been derived from those audited consolidated financial statements. As described in Note 1 – Description of Business, after the second quarter of 2018, we changed our reporting segment structure. Amounts related to our reporting segment information for the three and six months ended June 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, was issued by the FASB in July 2018 and allows for a cumulative-effect adjustment transition method of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We adopted ASU 2016-02 effective as of January 1, 2019 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our condensed consolidated balance sheet as of June 30, 2019 of $18.1 million of right-of-use assets for operating leases, $19.1 million of lease liability for operating leases, $0.9 million of property and equipment, net for finance leases and $0.9 million of lease liability for finance leases under which we function as a lessee. We elected certain practical expedients available under the transition provisions to (i) allow aggregation of non-lease components with the related lease components when evaluating accounting treatment, (ii) apply the modified retrospective adoption method, utilizing the simplified transition option, which allows us to continue to apply the legacy guidance in FASB ASC Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption, and (iii) use hindsight in determining the lease term (that is, when considering our options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of our right-of-use assets. The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13, but we do not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

NOTE 5 – REVENUES
The following tables present our revenues by Sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended June 30,
	2019	2018
Product sales
Product transferred to customers at a point in time	$67,992	$75,720
Product transferred to customers over time	—	—
	$67,992	$75,720

	For the Six Months Ended June 30,
	2019	2018
Product sales
Product transferred to customers at a point in time	$136,792	$146,301
Product transferred to customers over time	—	—
	$136,792	$146,301

	For the Three Months Ended June 30,
	2019	2018
Service sales
Service transferred to customers at a point in time	$12,581	$9,907
Service transferred to customers over time	12,918	12,617
	$25,499	$22,524

	For the Six Months Ended June 30,
	2019	2018
Service sales
Service transferred to customers at a point in time	$24,435	$19,359
Service transferred to customers over time	25,881	25,418
	$50,316	$44,777

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended June 30,
	2019	2018
Total sales to external customers
United States	$35,161	$40,278
EMEA (1)	30,030	29,601
Other APAC (1)	15,387	15,799
China	8,961	9,145
Other Americas (1)	3,952	3,421
	$93,491	$98,244

	For the Six Months Ended June 30,
	2019	2018
Total sales to external customers
United States	$71,008	$77,580
EMEA (1)	61,130	59,281
Other APAC (1)	30,429	31,900
China	17,256	15,633
Other Americas (1)	7,285	6,684
	$187,108	$191,078

(1) Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific, excluding China (Other APAC); and Canada, Mexico, and Brazil (Other Americas).

For revenue related to our measurement and imaging equipment and related software, we allocate the contract price to performance obligations based on our best estimate of the standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances, with the exception of software licenses. With respect to software licenses, we use the residual method for allocating the contract price to performance obligations. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our maintenance renewal rate. Maintenance renewals, when sold, are recognized on a straight-line basis over the term of the maintenance agreement.  Payments for products and services are collected within a short period of time following transfer of control or commencement of delivery of services, as applicable.
Further, customers frequently purchase extended warranties with the purchase of measurement equipment and related software. Warranties are considered a performance obligation when services are transferred to a customer over time, and, as such, we recognize revenue on a straight-line basis over the warranty term. Extended warranty sales primarily include contract periods that extend between one month and three years.
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2019, the deferred cost asset related to deferred commissions was approximately $2.9 million. For classification purposes, $2.0 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2019. As of June 30, 2018, the deferred cost asset related to deferred commissions was approximately $2.5 million. For classification purposes, $1.8 million and $0.7 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2018.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The Unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three and six months ended June 30, 2019, we recognized $8.8 million and $19.7 million, respectively, of service revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2018. During the three and six months ended June 30, 2018, we recognized $7.2 million and $16.2 million, respectively, of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both June 30, 2019 and June 30, 2018.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
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
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (the “2009 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) that were underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of June 30, 2019, and no further grants will be made under the 2004 Plan or the 2009 Plan.
Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing price of our common stock on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares with a value equal to $100,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. In addition, the independent Chairman of the Board is annually granted restricted shares with a value equal to $50,000, and the Lead Director, if one has been appointed, would be annually granted restricted shares with a value of $40,000, on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors, our independent Chairman of the Board and, if applicable, our Lead Director vest on the day prior to the following year’s annual meeting date, subject to the non-employee director’s continued membership on the Board. We record compensation expense associated with our restricted stock grants on a straight-line basis over the vesting term. Also, beginning in October 2018, our non-employee directors may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2014 Plan and the 2018 Non-Employee Director Deferred Compensation Plan. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director’s separation of service from the Company. We record compensation expense associated with our deferred stock units over the period of service.

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
Our annual grants in February 2019 and the stock-based awards granted to Michael D. Burger upon the commencement of his service as our President and Chief Executive Officer in June 2019 consisted of performance-based restricted stock units and time-based restricted stock units. Our annual grants in March 2018 consisted of time-based stock options and time-based restricted stock units. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution to the Company over the last year.
For the stock-based awards granted in February 2019 and June 2019, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards vest at the end of the three-year performance period if the applicable performance measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The performance-based restricted stock units granted in 2019 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these performance-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
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
The Black-Scholes option and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during the six months ended June 30, 2019 and valued using the Monte Carlo Simulation valuation model was $66.16. No performance-based restricted stock units were granted during the six months ended June 30, 2018. For performance-based restricted stock units granted during the six months ended June 30, 2019 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

Six Months Ended
June 30, 2019
Risk-free interest rate	1.8% - 2.48%
Expected dividend yield	—%
Expected volatility	45.0%
Weighted-average expected volatility	45.0%

The weighted-average grant-date fair value of the stock options that were granted during the six months ended June 30, 2018 and valued using the Black-Scholes option valuation model was $23.43 per option. No stock options were granted during the six months ended June 30, 2019. For stock options granted during the six months ended June 30, 2018 valued using the Black-Scholes option valuation model, we used the following assumptions:

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
A summary of stock option activity and weighted-average exercise prices during the six months ended June 30, 2019 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2019
Outstanding at January 1, 2019	792,943	$47.59
Granted	—	—
Forfeited or expired	(69,670)	54.47
Exercised	(21,118)	34.76
Outstanding at June 30, 2019	702,155	$47.54	4.0	$6,116
Options exercisable at June 30, 2019	612,544	$47.28	2.7	$5,396

The total intrinsic value of stock options exercised during the three months ended June 30, 2019 and June 30, 2018 was $0.2 million and less than $0.1 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and June 30, 2018 was $0.3 million and $2.7 million, respectively. The fair value of stock options vested during the three months ended June 30, 2019 and June 30, 2018 was $1.6 million and less than $0.1 million, respectively. The fair value of stock options vested during the six months ended June 30, 2019 and June 30, 2018 was $4.3 million and $3.1 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the six months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	311,000	$42.66
Granted	240,539	48.97
Forfeited	(21,574)	47.55
Vested	(108,413)	36.47
Non-vested at June 30, 2019	421,552	$47.60

We recorded total stock-based compensation expense of $2.7 million and $1.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $5.3 million and $3.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
As of June 30, 2019, there was $15.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.2 years.
NOTE 7 – SHORT-TERM INVESTMENTS
Short-term investments at June 30, 2019 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $8.9 million maturing on September 12, 2019 and $15.9 million maturing on December 12, 2019. The interest rates on the U.S. Treasury Bills held on June 30, 2019 that are maturing on September 12, 2019 and December 12, 2019 were 2.3% and 1.9%, respectively. Short-term investments at December 31, 2018 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $9.0 million, $10.9 million, and $4.9 million that matured on March 14, 2019, June 6, 2019, and June 20, 2019, respectively. The interest rates on the U.S. Treasury Bills held on December 31, 2018 that matured on March 14, 2019, June 6, 2019, and June 20, 2019 were 2.2%, 2.4%, and 2.3%, respectively. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before we recover their amortized cost bases.

NOTE 8 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2019	As of December 31, 2018
Accounts receivable	$76,162	$90,675
Allowance for doubtful accounts	(1,732)	(1,748)
Total	$74,430	$88,927

NOTE 9 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force for demonstrations and held for sale; and 3) service inventory - completed product and parts used to support our service department and held for sale. Shipping and handling costs are classified as a component of cost of sales in our condensed consolidated statements of operations. Sales demonstration inventory is held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins. Service inventory is used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining life, typically three years.
Inventories consist of the following:

	As of June 30, 2019	As of December 31, 2018
Raw materials	$37,809	$39,859
Finished goods	34,161	25,585
Inventories, net	$71,970	$65,444

Service and sales demonstration inventory, net	$39,416	$39,563

NOTE 10 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and six months ended June 30, 2019, there were approximately 702,202 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2018, there were approximately 565,398 shares issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.

A reconciliation of the number of common shares used in the calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic (loss) earnings per share	17,333,996	$(0.37)	16,966,928	$0.07
Effect of dilutive securities	—	—	297,714	—
Diluted (loss) earnings per share	17,333,996	$(0.37)	17,264,642	$0.07

	Six Months Ended
	June 30, 2019		June 30, 2018
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic (loss) earnings per share	17,323,479	$(0.36)	16,902,390	$0.10
Effect of dilutive securities	—	—	307,664	—
Diluted (loss) earnings per share	17,323,479	$(0.36)	17,210,054	$0.10

NOTE 11 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2019	As of December 31, 2018
Accrued compensation and benefits	$15,094	$17,745
Accrued warranties	2,444	2,571
Professional and legal fees	2,335	2,154
Taxes other than income	2,803	3,550
General services administration contract contingent liability (see Note 16)	11,594	5,267
Other accrued liabilities	3,595	5,040
	$37,865	$36,327

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Balance, beginning of period	$2,571	$2,628
Provision for warranty expense	1,855	1,980
Fulfillment of warranty obligations	(1,982)	(2,046)
Balance, end of period	$2,444	$2,562

NOTE 12 – INCOME TAXES
For the three and six months ended June 30, 2019, we recorded an income tax benefit of $0.4 million and $0.3 million, respectively, compared with income tax expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2018, respectively. Our effective tax rate was (6.1%) for the three months ended June 30, 2019 compared with 19.9% in the prior year period. Our effective tax rate was (4.0%) for the six months ended June 30, 2019 compared with 20.5% in the prior year period. The change in our income tax (benefit) expense was primarily due to a pretax loss during the three and six months ended June 30, 2019 compared to pretax income in the same periods of 2018, partially offset by a $0.9 million increase in our reserve for uncertain tax positions recorded during the three months ended June 30, 2019 due to a change in our judgment on the recognition of a tax position during the quarter.

Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$4,879
Total	$—	$—	$4,879
	As of December 31, 2018
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$5,531
Total	$—	$—	$5,531

(1)
Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. As of June 30, 2019, $2.8 million of these arrangements are reported in Accrued liabilities and $2.1 million are reported in Other long-term liabilities in our condensed consolidated balance sheet. As of December 31, 2018, $3.4 million of these arrangements were reported in Accrued liabilities and $2.1 million were reported in Other long-term liabilities in our condensed consolidated balance sheet. The remaining undiscounted maximum payment under these arrangements was $5.2 million as of June 30, 2019. The change in the fair value of the contingent consideration from December 31, 2018 to June 30, 2019 was primarily related to our payment of $0.3 million as part of these arrangements during the six months ended June 30, 2019, as well as changes in our estimates regarding the probability that the former owners will attain certain product release milestones.

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
On April 27, 2018, we invested $1.8 million in present4D GmbH (“present4D”), a software solutions provider for professional virtual reality presentations and training environments, in the form of an equity capital contribution. This initial contribution represented a minority investment in present4D. This investment’s business purpose is to coordinate the design and development of modules supporting compatibility with virtual reality for our existing software offerings.
As of our April 27, 2018 investment date, present4D was thinly capitalized and lacked sufficient equity to finance its activities without additional subordinated financial support and is classified as a VIE. We do not have power over decisions that significantly affect present4D’s economic performance and do not represent its primary beneficiary. After April 27, 2020, present4D may request additional equity financing up to $1.8 million from us in exchange for additional share capital, which additional equity financing would be at our discretion. We have not provided support to present4D during 2018 or the three or six months ended June 30, 2019 outside of our initial investment of $1.8 million. However, we may provide future support in the form of loans or other credit extended to present4D or additional share capital purchases. Our 16.5% portion of present4D’s net loss for each of the three and six month periods ended June 30, 2019 was less than $0.1 million. Present4D is currently accounted for using the equity method of accounting. Our equity in the net loss from this equity-method investment is recorded as loss with a corresponding decrease in the investment.
During the three months ended June 30, 2019, we determined it is more likely than not that we will not recover our cost basis in present4D and recorded an impairment charge of $1.5 million, which is included in Other expense, net. Our investment in this unconsolidated VIE at June 30, 2019 was $0.2 million and at December 31, 2018 was $1.7 million and is included in Other long-term assets in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
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
Our segment structure presented below represents a change from the prior year as further described in Note 1 – Description of Business. The amounts for the three and six months ended June 30, 2018 have been restated to reflect the change in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.
The following tables present information about our reportable segments, including a reconciliation of segment profit to income from operations included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended June 30, 2019

Total sales	$59,002	$24,161	$10,328	$93,491
Segment profit (loss)	$17,819	$6,574	$(1,198)	$23,195
General and administrative				14,424
Depreciation and amortization				4,573
Research and development				9,091
Loss from operations				$(4,893)

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended June 30, 2018

Total sales	$63,989	$23,567	$10,688	$98,244
Segment profit	$20,898	$5,865	$844	$27,607
General and administrative				11,320
Depreciation and amortization				4,377
Research and development				9,983
Income from operations				$1,927

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Six Months Ended June 30, 2019

Total sales	$115,569	$49,600	$21,939	$187,108
Segment profit (loss)	$36,989	$15,000	$(528)	$51,461
General and administrative				27,648
Depreciation and amortization				9,322
Research and development				19,026
Loss from operations				$(4,535)

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Six Months Ended June 30, 2018

Total sales	$124,646	$46,249	$20,183	$191,078
Segment profit	$39,322	$12,316	$1,484	$53,122
General and administrative				22,393
Depreciation and amortization				8,720
Research and development				19,389
Income from operations				$2,620

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2019, we had approximately $49.1 million in purchase commitments that are expected to be delivered within the next 12 months.
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
Late in the fourth quarter of 2018, during an internal review we preliminarily determined that certain of our pricing practices may have resulted in the Government being overcharged under the Price Reduction Clauses of the GSA Contracts (the “GSA Matter”). As a result, we have begun remediation efforts, including but not limited to, the identification of additional controls and procedures to ensure future compliance with the pricing and other requirements of the GSA Contracts. We also retained outside legal counsel and forensic accountants to assist with these efforts and to conduct a comprehensive review of our pricing and other practices under the GSA Contracts (the “Review”). On February 14, 2019, we reported the GSA Matter to the GSA and its Office of Inspector General.
As a result of the GSA Matter, for fourth quarter 2018, we reduced our total sales by a $4.8 million estimated cumulative sales adjustment, representative of the last six years of estimated overcharges to the Government under the GSA Contracts. In addition, for the fourth quarter of 2018, we recorded $0.5 million of imputed interest related to the estimated cumulative sales adjustment, which increased Interest expense, net and resulted in an estimated total liability of $5.3 million for the GSA Matter. This adjustment was based on our preliminary review as of February 20, 2019, the date of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, in first quarter 2019, we recorded an additional $0.1 million of imputed interest related to the estimated cumulative sales adjustment.
On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the Review conducted by our outside legal counsel and forensic accountants. Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.4 million of imputed interest related to the estimated cumulative sales adjustment in the second quarter 2019, which increased Interest expense, net and resulted in a $6.2 million increase in the estimated total liability for the GSA Matter. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $11.6 million.
While we have reported this matter and submitted the findings of the Review to the GSA, the Government may conduct its own investigation or review (including an audit). We intend to cooperate fully with any Government inquiry. The Government’s review of, or investigation into, this matter could result in civil and criminal penalties, administrative sanctions, and contract remedies being imposed on us, including but not limited to, termination of the GSA Contracts, repayments of amounts already received under the GSA Contracts, forfeiture of profits, damages, suspension of payments, fines, and suspension or debarment from doing business with the Government and possibly U.S. state and local governments. We may also be subject to litigation and recovery under the federal False Claims Act and possibly similar state laws, which could include claims for treble damages, penalties, fees and costs. As a result, we cannot reasonably predict the outcome of the Government’s review of, or investigation into, this matter at this time or the resulting future financial impact on us. Any of these outcomes could have a material adverse effect on our reputation, our sales, results of operations, cash flows and financial condition, and the trading price of our common stock. In addition, we have incurred, and will continue to incur, legal and related costs in connection with the Review and the Government’s response to this matter.

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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,029	$3,997

Finance lease cost:
Amortization of ROU assets	$98	$190
Interest on lease liabilities	$12	$24
Total finance lease cost	$110	$214

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three and six months ended June 30, 2019 was less than $0.1 million and $0.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

As of
June 30, 2019
Operating leases:
Operating lease right-of-use asset	$18,068

Current operating lease liability	$6,168
Operating lease liability - less current portion	12,921
Total operating lease liability	$19,089

Finance leases:
Property and equipment, at cost	$1,842
Accumulated depreciation	(980)
Property and equipment, net	$862

Current finance lease liability	$326
Finance lease liability - less current portion	562
Total finance lease liability	$888

Weighted Average Remaining Lease Term (in years):
Operating leases	4.69
Finance leases	2.84

Weighted Average Discount Rate:
Operating leases	5.22%
Finance leases	5.06%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,081	$4,110
Operating cash flows from finance leases	$12	$24
Financing cash flows from finance leases	$97	$187

ROU assets obtained in exchange for lease obligations:
Operating leases	$516	$5,916
Finance leases	$—	$—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2019 (excluding the first 6 months)	$3,534	$188
2020	5,978	346
2021	2,970	305
2022	2,426	88
2023	2,337	25
Thereafter	4,600	—
Total lease payments	$21,845	$952
Less imputed interest	(2,756)	(64)
Total	$19,089	$888

NOTE 18 – BUSINESS COMBINATIONS

On March 9, 2018, we acquired all of the outstanding shares of Laser Control Systems, a laser component technology business located in Bedfordshire, United Kingdom, which specializes in the design and manufacture of advanced digital scan heads and laser software, for a purchase price of $1.7 million. An additional $0.7 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports our Photonics vertical and our long-term strategy to expand our presence and product portfolio in Photonics applications. The results of Laser Control Systems’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and June 30, 2018.

On March 16, 2018, we acquired all of the outstanding shares of Photocore AG, a vision-based 3D measurement application and software developer in Zurich, Switzerland, for a total purchase price of $2.4 million. This acquisition supports our Construction BIM vertical and our long-term strategy to improve our existing software offerings with innovative technology in photogrammetry. The results of PhotoCore AG’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and June 30, 2018.

On July 6, 2018, we acquired all of the outstanding shares of Lanmark, a high-speed laser marking control boards and laser marking software provider located in Acton, Massachusetts, for a purchase price of $6.3 million. An additional $1.0 million in contingent consideration may be earned by the former owners if certain milestones are met. This acquisition supports the development of components used in new 3D laser inspection product development in order to further expand the product portfolio of our Photonics vertical. The results of Lanmark’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019.

On July 13, 2018, we acquired all of the issued and outstanding corporate capital of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), a 3D-structured light scanning solution company located in Brescia, Italy, for an aggregate purchase price of up to €18.5 million ($21.6 million), subject to post-closing adjustments based on actual net working capital, net financial position and transaction expenses. The aggregate purchase price includes up to €4.0 million ($4.7 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. This acquisition supports our 3D Design vertical and our long-term strategy to establish a presence in 3D measurement technology used in other industries and applications, especially dental and medical. The results of Open Technologies’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019.

The acquisitions of Laser Control Systems, Photocore AG, Lanmark and Open Technologies constitute business combinations as defined by Accounting Standards Codification Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our final determination of the fair value of the assets acquired and liabilities assumed for such acquisitions. In the six months ended June 30, 2019, certain refinements were booked for the Open Technologies acquisition as part of the finalization process, which included a reduction of $2.6 million to the valuation of the customer relationship intangible and the recognition of a deferred tax liability of $1.9 million. Goodwill increased $4.5 million as result of these changes in the finalization process.

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

NOTE 19 – SUBSEQUENT EVENT

On July 15, 2019, our Board of Directors appointed Allen Muhich as our Chief Financial Officer, effective July 26, 2019, to succeed Robert Seidel, who will cease serving as our Chief Financial Officer effective July 25, 2019 but will continue as our employee for a transition period. Mr. Muhich will also serve as our principal accounting officer, effective July 26, 2019. In connection with his employment, on July 15, 2019, Mr. Muhich accepted a written offer letter from us (the “Offer Letter”) that provides for the following initial compensation:

•	Base salary - An annual base salary of $371,000.

•
Signing bonus - Mr. Muhich will receive a one-time signing bonus equal to $200,000 payable in a lump sum in cash within 30 days following July 26, 2019. Mr. Muhich will be required to repay the signing bonus if, prior to July 26, 2021: (i) he voluntarily terminates his employment with us or (ii) his employment is terminated by us for “cause” (as defined in the Offer Letter).

•
Sign-on equity grant - Mr. Muhich will be granted a one-time sign-on restricted stock unit award on July 26, 2019 with a target value of $1 million. This equity grant will be comprised of a combination of performance-based restricted stock units and time-based restricted stock units, in a ratio of 50% and 50%, respectively. One-third of the time-based restricted stock units will vest on each of the first, second and third anniversaries of the grant date. The performance-based restricted stock units will be earned based on how our total shareholder return, or TSR, compares to the TSR of the Russell 2000 Growth Index during the performance period from July 26, 2019 to July 26, 2022 (the “Relative TSR”). If our Relative TSR during the performance period is (i) at the 55% percentile, 100% of the target performance-based restricted stock units awarded will be earned and will vest; (ii) at or above the 80th percentile, 200% of the target performance-based restricted stock units awarded will be earned and will vest, provided that if our TSR for the performance period is negative, the maximum percentage that may be earned is 100%; (iii) at the 25th percentile, 25% of the target performance-based restricted stock units awarded will be earned and will vest; and (iv) below the 25th percentile, no performance-based restricted stock units will be earned. The percentage of performance-based restricted stock units that are earned will be interpolated if Relative TSR is between the 25th and 80th percentiles during the performance period.

•
Relocation expenses - Mr. Muhich is entitled to receive relocation assistance in the form of reimbursement for real estate agents’ commission (capped at 7%) and customary, non-recurring home sale closing costs, subject to an aggregate cap of $50,000. In the event Mr. Muhich voluntarily terminates his employment with us prior to the 12-month anniversary of the date of his relocation, he will be required to repay a prorated portion of all relocation expenses incurred, including all Company tax liabilities.

•
Transition to short-term incentive plan - Mr. Muhich will be eligible to receive a target cash bonus of 65% of his base salary, pro-rated for the number of days he is employed by us during 2019, provided that he remains employed by us on December 31, 2019 and conditioned upon his achievement of certain performance goals for 2019 established by the Compensation Committee of our Board of Directors (the “Compensation Committee”) and accepted by Mr. Muhich.

•
Short-term incentive plan - Mr. Muhich will be eligible to participate in our short-term incentive plan beginning in 2020, with an initial target payout of at least 65% of his base salary conditioned upon our achievement of the performance goals established by the Compensation Committee.

•
Long-term incentive plan - Mr. Muhich will be eligible to receive annual grants under our long-term incentive plan beginning in 2020, with a target value of at least $600,000. Such grants are expected to be awarded in a combination of performance-based restricted stock units and time-based restricted stock units, in ratio of 50% and 50%, respectively.

Pursuant to the Offer Letter, in the event that Mr. Muhich is terminated without cause, he will be eligible to receive severance benefits as a participant under our Executive Severance Plan (the “Plan”), which Plan is described in our 2019 proxy statement filed with the Securities and Exchange Commission on April 17, 2019.

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

•
the outcome of the U.S. Government’s review of, or investigation into, our potential overcharging of the U.S. Government under our General Services Administration Federal Supply Schedule contracts, any resulting penalties, damages or sanctions imposed on us and the outcome of any resulting litigation to which we may become a party, loss of future government sales and potential impacts on customer and supplier relationships and our reputation;

•
risks associated with expanding international operations, such as difficulties in staffing and managing foreign operations, increased political and economic instability, compliance with potentially evolving import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;

•
changes in trade regulation, which result in rising prices of imported steel, steel byproducts, aluminum and aluminum byproducts and various other raw materials that we use in the production of measurement devices, and our ability to pass those costs on to our customers or require our suppliers to absorb such costs;

•
changes in foreign regulation which may result in rising prices of our measurement devices sold as exports to our international customers, our customers’ willingness to absorb incremental import tariffs, and the corresponding impact on our profitability;

•	our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;

•	the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;

•	changes in the potential for the computer-aided measurement (“CAM2”) market and the potential adoption rate for our products, which are difficult to quantify and predict;

•	our inability to protect our patents and other proprietary rights in the United States and foreign countries;

•	our inability to adequately establish and maintain effective internal controls over financial reporting;

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

•	our inability to successfully comply with the requirements of the Restriction of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive in the European Union;

•	the inability of our products to displace traditional measurement devices and attain broad market acceptance;

•	the impact of competitive products and pricing on our current offerings;

•	our ability to successfully complete our executive officer transitions or the loss of other key personnel;

•	difficulties in recruiting research and development engineers and application engineers;

•	the failure to effectively manage the effects of any future growth;

•	the impact of reductions or projected reductions in government spending, or uncertainty regarding future levels of government expenditures, particularly in the defense sector;

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

Overview
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, Faro ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the six months ended June 30, 2019.
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
As a result of the GSA Matter, for the fourth quarter of 2018, we reduced our total sales by a $4.8 million estimated cumulative sales adjustment, representative of the last six years of estimated overcharges to the Government under the GSA Contracts. In addition, for the fourth quarter of 2018, we recorded $0.5 million of imputed interest related to the estimated cumulative sales adjustment, which increased Interest expense, net and resulted in an estimated total liability of $5.3 million for the GSA Matter. This adjustment was based on our preliminary review as of February 20, 2019, the date of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, in first quarter 2019, we recorded an additional $0.1 million of imputed interest related to the estimated cumulative sales adjustment.
On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the review of our pricing and other practices under the GSA Contracts conducted by our outside legal counsel and forensic accountants (the “Review”). Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.4 million of imputed interest related to the estimated cumulative sales adjustment in the second quarter 2019, which increased Interest expense, net and resulted in a $6.2 million increase in the estimated total liability for the GSA Matter. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $11.6 million.
On April 27, 2018, we invested $1.8 million in present4D GmbH (“present4D”), a software solutions provider for professional virtual reality presentations and training environments, in the form of an equity capital contribution. This initial contribution represented a minority investment in present4D. This investment’s business purpose is to coordinate the design and development of modules supporting compatibility with virtual reality for our existing software offerings. During the three months ended June 30, 2019, we determined it is more likely than not that we will not recover our cost basis in present4D and recorded an impairment charge of $1.5 million, which is included in Other expense, net. Notwithstanding the aforementioned impairment charge based on our current valuation of present4D, we continue to believe in the benefits of present4D’s technology and intellectual property to our business. We have not provided support to present4D during 2018 or the three or six months ended June 30, 2019 outside of our initial investment of $1.8 million. However, we may provide future support in the form of loans or other credit extended to present4D or additional share capital purchases.
Since the end of the second quarter of 2018, the following changes were made to our verticals and reporting segments:

•
In the third quarter of 2018, we merged the historical Factory Metrology and 3D Machine Vision verticals into one vertical named “3D Factory” for greater consistency with our realigned reporting segments.

•
In the third quarter of 2018, we segregated the operations of our acquisitions of Laser Control Systems Limited and Lanmark Controls, Inc., along with the operations resulting from our acquisition of substantially all of the assets of Instrument Associates, LLC d/b/a Nutfield Technology, into a vertical that we named “Photonics.” The creation of this vertical enables us to better focus on our product range directed at laser steering. These operations were historically reported in the 3D Factory reporting segment in the first six months of 2018 and are now included in the Emerging Verticals (formerly known as “Other”) reporting segment.

•In the third quarter of 2018, we renamed our Product Design vertical “3D Design.”

•	In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.”
There has been no change in our total consolidated financial condition or results of operations previously reported as a result of these changes in our verticals and reportable segments. The amounts related to our reporting segment information for the three and six months ended June 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments. Each of our reporting segments continues to employ consistent accounting policies.
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

	Three months ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Sales
Product	$67,992	72.7%	$75,720	77.1%	$136,792	73.1%	$146,301	76.6%
Service	25,499	27.3%	22,524	22.9%	50,316	26.9%	44,777	23.4%
Total sales	93,491	100.0%	98,244	100.0%	187,108	100.0%	191,078	100.0%
Cost of Sales
Product	29,037	31.1%	27,878	28.4%	55,165	29.5%	54,762	28.7%
Service	12,135	13.0%	12,675	12.9%	24,605	13.2%	24,839	13.0%
Total cost of sales (exclusive of depreciation and amortization, shown separately below)	41,172	44.0%	40,553	41.3%	79,770	42.6%	79,601	41.7%
Gross Profit	52,319	56.0%	57,691	58.7%	107,338	57.4%	111,477	58.3%
Operating Expenses:
Selling and marketing	29,124	31.2%	30,084	30.6%	55,877	29.9%	58,355	30.5%
General and administrative	14,424	15.4%	11,320	11.5%	27,648	14.8%	22,393	11.7%
Depreciation and amortization	4,573	4.9%	4,377	4.5%	9,322	5.0%	8,720	4.6%
Research and development	9,091	9.7%	9,983	10.2%	19,026	10.2%	19,389	10.1%
Total operating expenses	57,212	61.2%	55,764	56.8%	111,873	59.8%	108,857	57.0%
(Loss) income from operations	(4,893)	(5.2)%	1,927	2.0%	(4,535)	(2.4)%	2,620	1.4%
Other expense (income)
Interest expense (income), net	240	0.3%	(87)	(0.1)%	96	0.1%	(160)	(0.1)%
Other expense, net	1,689	1.8%	509	0.5%	1,884	1.0%	693	0.4%
(Loss) income before income tax (benefit) expense	(6,822)	(7.3)%	1,505	1.5%	(6,515)	(3.5)%	2,087	1.1%
Income tax (benefit) expense	(417)	(0.4)%	300	0.3%	(262)	(0.1)%	427	0.2%
Net (loss) income	$(6,405)	(6.9)%	$1,205	1.2%	$(6,253)	(3.3)%	$1,660	0.9%

Consolidated Results
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Sales. Total sales decreased by $4.7 million, or 4.8%, to $93.5 million for the three months ended June 30, 2019 from $98.2 million for the three months ended June 30, 2018. Based on the results of the review of the GSA Matter conducted by our outside legal counsel and forensic accountants, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019, which included a $5.0 million reduction in product sales and a $0.8 million reduction in service sales (the “GSA incremental sales adjustment”). Total product sales decreased by $7.7 million, or 10.2%, to $68.0 million for the three months ended June 30, 2019 from $75.7 million for the three months ended June 30, 2018. Our product sales decreased primarily due to the $5.0 million reduction in product sales related to the GSA incremental sales adjustment, the impact of changes in foreign currencies and a decrease in unit sales within our 3D Manufacturing reporting segment, especially in our Asia-Pacific region. Service revenue increased by $3.0 million, or 13.2%, to $25.5 million for the three months ended June 30, 2019 from $22.5 million for the three months ended June 30, 2018, primarily due to an increase in customer service revenue and warranty revenue driven by the growth of our installed base and our focused after-market sales initiatives, partially offset by the $0.8 million reduction in service sales related to the GSA incremental sales adjustment. Foreign exchange rates had a negative impact on total sales of $2.5 million, decreasing our overall sales growth rate by approximately 2.6 percentage points, primarily due to the weakening of the Euro and Chinese Yuan relative to the U.S. dollar.
Gross profit. Gross profit decreased by $5.4 million, or 9.3%, to $52.3 million for the three months ended June 30, 2019 from $57.7 million for the three months ended June 30, 2018, and gross margin decreased to 56.0% for the three months ended June 30, 2019 from 58.7% for the three months ended June 30, 2018, primarily due to the GSA incremental sales adjustment, partially offset by the increase in gross margin from service revenue. Gross margin from product revenue decreased by 5.9 percentage points to 57.3% for the three months ended June 30, 2019 from 63.2% for the prior year period, primarily as a result of the GSA incremental sales adjustment and less favorable manufacturing cost absorption. Gross margin from service revenue increased by 8.7 percentage points to 52.4% for the three months ended June 30, 2019 from 43.7% for the prior year period, primarily as a result of service revenue growth and improved efficiencies in our customer service repair process.
Selling and marketing expenses. Selling and marketing expenses decreased by $1.0 million, or 3.2%, to $29.1 million for the three months ended June 30, 2019 from $30.1 million for the three months ended June 30, 2018. This decrease was driven primarily by lower marketing expenses and a decrease in selling commission expense driven by lower product sales in our 3D Manufacturing reporting segment, partially offset by an increase in compensation expense related to our investment in increased selling headcount as part of our global initiatives to drive sales. Selling and marketing expenses as a percentage of sales increased to 31.2% for the three months ended June 30, 2019, compared with 30.6% of sales for the three months ended June 30, 2018. Our worldwide period-ending selling headcount increased by 91, or 13.5%, to 764 at June 30, 2019, from 673 at June 30, 2018.
General and administrative expenses. General and administrative expenses increased by $3.1 million, or 27.4%, to $14.4 million for the three months ended June 30, 2019 from $11.3 million for the three months ended June 30, 2018. This increase was mostly due to an aggregate incremental cost of $1.5 million related to our Chief Executive Officer (“CEO”) succession, as we recognized additional compensation expense during the second quarter of 2019 in connection with the June 2019 vesting of option awards held by our former CEO and the $0.5 million signing bonus to our current CEO, as well as advisory fees of $0.7 million incurred during the second quarter of 2019 related to the GSA Matter. General and administrative expenses increased to 15.4% of sales for the three months ended June 30, 2019 from 11.5% of sales for the three months ended June 30, 2018.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.2 million, or 4.5%, to $4.6 million for the three months ended June 30, 2019 from $4.4 million for the three months ended June 30, 2018. This increase was driven primarily by higher amortization of intangible assets related to our 2018 acquisitions.
Research and development expenses. Research and development expenses decreased by $0.9 million, or 8.9%, to $9.1 million for the three months ended June 30, 2019 from $10.0 million for the three months ended June 30, 2018. This decrease was mainly driven by a decrease in materials and consulting costs, as well as favorable changes in foreign currencies as the U.S. dollar strengthened against the Euro, which decreased the compensation cost of foreign research and development employees. Research and development expenses as a percentage of sales decreased to 9.7% for the three months ended June 30, 2019 from 10.2% for the three months ended June 30, 2018.
Interest expense (income), net. For the three months ended June 30, 2019, we recorded interest expense of $0.2 million compared with interest income of $0.1 million for the three months ended June 30, 2018. This change was mainly due to the imputed interest expense recorded related to the GSA Matter in the three months ended June 30, 2019.
Other expense, net. For the three months ended June 30, 2019, other expense increased by $1.2 million to $1.7 million from $0.5 million for the three months ended June 30, 2018. This change was mainly due to the $1.5 million impairment charge related to our equity investment in present4D GmbH (“present4D”) recorded in the three months ended June 30, 2019.

Income tax (benefit) expense. For the three months ended June 30, 2019, we recorded an income tax benefit of $0.4 million compared with income tax expense of $0.3 million for the three months ended June 30, 2018. Our effective tax rate was (6.1%) for the three months ended June 30, 2019 compared with 19.9% in the prior year period. The changes in our income tax (benefit) expense and our effective tax rate were primarily due to a pretax loss during the second quarter of 2019 compared to pretax income in the same period of 2018, partially offset by a $0.9 million increase in our reserve for uncertain tax positions recorded during the three months ended June 30, 2019 due to a change in our judgment on the recognition of a tax position during the quarter.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net (loss) income. Our net loss was $6.4 million for the three months ended June 30, 2019 compared to net income of $1.2 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Sales. Total sales decreased by $4.0 million, or 2.1%, to $187.1 million for the six months ended June 30, 2019 from $191.1 million for the six months ended June 30, 2018. For the second quarter of 2019, we reduced our total sales by the $5.8 million GSA incremental sales adjustment. Total product sales decreased by $9.5 million, or 6.5%, to $136.8 million for the six months ended June 30, 2019 from $146.3 million for the six months ended June 30, 2018. Our product sales decreased primarily due to the $5.0 million reduction in product sales related to the GSA incremental sales adjustment, the impact of changes in foreign currencies and a decrease in unit sales within our 3D Manufacturing reporting segment driven by the impact of our sales portfolio realignment in the first quarter of 2019 and the decline in our 3D Manufacturing product sales in our Asia-Pacific region in the second quarter of 2019, partially offset by an increase in unit sales within our Construction BIM and Emerging Verticals reporting segments. Service revenue increased by $5.5 million, or 12.4%, to $50.3 million for the six months ended June 30, 2019 from $44.8 million for the six months ended June 30, 2018, primarily due to an increase in customer service revenue and warranty revenue driven by the growth of our installed based and our focused sales initiatives to maintain customer relationships after the initial purchase of our measurement devices, partially offset by the $0.8 million reduction in service sales related to the GSA incremental sales adjustment. Foreign exchange rates had a negative impact on sales of $6.4 million, decreasing our overall sales growth rate by approximately 3.3 percentage points, primarily due to the weakening of the Euro, Chinese Yuan, Japanese Yen, and British Pound Sterling relative to the U.S. dollar.
Gross profit. Gross profit decreased by $4.2 million, or 3.7%, to $107.3 million for the six months ended June 30, 2019 from $111.5 million for the six months ended June 30, 2018, and gross margin decreased to 57.4% for the six months ended June 30, 2019 from 58.3% for the six months ended June 30, 2018, primarily due to the GSA incremental sales adjustment in the second quarter of 2019, partially offset by the increase in gross margin from service revenue. Gross margin from product revenue decreased by 2.9 percentage points to 59.7% for the six months ended June 30, 2019 from 62.6% for the prior year period, primarily as a result of the GSA incremental sales adjustment in the second quarter of 2019. Gross margin from service revenue increased by 6.6 percentage points to 51.1% for the six months ended June 30, 2019 from 44.5% for the prior year period, primarily as a result of service revenue growth and improved efficiencies in our customer service repair process.
Selling and marketing expenses. Selling and marketing expenses decreased by $2.5 million, or 4.2%, to $55.9 million for the six months ended June 30, 2019 from $58.4 million for the six months ended June 30, 2018. This decrease was driven primarily by lower marketing expenses and a decrease in selling commission expense due to a reduction in our product sales in our 3D Manufacturing reporting segment, partially offset by an increase in compensation expenses related to our investment in increased selling headcount as part of our global initiatives to drive sales. Selling and marketing expenses as a percentage of sales decreased to 29.9% for the six months ended June 30, 2019, compared with 30.5% of sales for the six months ended June 30, 2018. Our worldwide period-ending selling headcount increased by 91, or 13.5%, to 764 at June 30, 2019, from 673 at June 30, 2018.
General and administrative expenses. General and administrative expenses increased by $5.2 million, or 23.5%, to $27.6 million for the six months ended June 30, 2019 from $22.4 million for the six months ended June 30, 2018. This increase was mostly due to an aggregate incremental cost of $2.4 million related to our CEO succession, as we recognized additional compensation expense during 2019 in connection with the June 2019 vesting of option awards held by our former CEO and the $0.5 million signing bonus to our current CEO, as well as the advisory fees of $1.2 million incurred related to the GSA Matter. General and administrative expenses increased to 14.8% of sales for the six months ended June 30, 2019 from 11.7% of sales for the six months ended June 30, 2018.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.6 million, or 6.9%, to $9.3 million for the six months ended June 30, 2019 from $8.7 million for the six months ended June 30, 2018. This increase was driven primarily by higher amortization of intangible assets related to our 2018 acquisitions.
Research and development expenses. Research and development expenses decreased by $0.4 million, or 1.9%, to $19.0 million for the six months ended June 30, 2019 from $19.4 million for the six months ended June 30, 2018. This decrease was mainly driven by a decrease in materials and consulting costs, as well as favorable changes in foreign currencies as the U.S. dollar strengthened against the Euro, which decreased the compensation cost of foreign research and development employees, partially offset by higher compensation expense resulting from increased engineering headcount due to our 2018 acquisitions. Research and development expenses as a percentage of sales increased to 10.2% for the six months ended June 30, 2019 from 10.1% for the six months ended June 30, 2018.
Interest expense (income), net. For the six months ended June 30, 2019, we recorded interest expense of $0.1 million compared with interest income of $0.2 million for the three months ended June 30, 2018. This change was mainly due to the imputed interest expense recorded related to the GSA Matter in the second quarter of 2019.
Other expense, net. For the six months ended June 30, 2019, other expense increased by $1.2 million to $1.9 million from $0.7 million for the six months ended June 30, 2018. The increase was mainly due to the $1.5 million impairment charge related to our equity investment in present4D recorded in the second quarter of 2019.
Income tax (benefit) expense. For the six months ended June 30, 2019, we recorded an income tax benefit of $0.3 million compared with income tax expense of $0.4 million for the six months ended June 30, 2018. Our effective tax rate was (4.0%) for the six months ended June 30, 2019 compared with 20.5% in the prior year period. The changes in our income tax (benefit) expense and our effective tax rate were primarily due to a pretax loss during the six months ended June 30, 2019 compared to pretax income in the same period of 2018, partially offset by a $0.9 million increase in our reserve for uncertain tax positions due to a change in our judgment on the recognition of a tax position during the second quarter of 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net (loss) income. Our net loss was $6.3 million for the six months ended June 30, 2019 compared to net income of $1.7 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
We use segment profit to evaluate the performance of our reportable segments, which are 3D Manufacturing, Construction BIM and Emerging Verticals. Segment profit is calculated as gross profit less selling and marketing expenses for the reporting segment. The discussion of segment results for the three and six months ended June 30, 2019 and 2018 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by total sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of segment profit to income from operations, see Note 15 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For a description of the changes made to our verticals and reporting segments since the end of the second quarter of 2018, see the “Overview” section above. The amounts related to our reporting segment information for the three and six months ended June 30, 2018 have been restated below to reflect the changes in our reporting segments.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Total sales by segment for the three months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended
	June 30, 2019	% of Total	June 30, 2018	% of Total
3D Manufacturing	$59,002	63.2%	$63,989	65.2%
Construction BIM	24,161	25.8%	23,567	24.0%
Emerging Verticals	10,328	11.0%	10,688	10.8%
Total sales	$93,491		$98,244

3D Manufacturing
(dollars in thousands)	Three Months Ended
	June 30, 2019	June 30, 2018
Total sales	$59,002	$63,989
Segment profit	$17,819	$20,898
Segment profit as a % of 3D Manufacturing segment sales	30.2%	32.7%
Sales. Total sales in our 3D Manufacturing segment decreased by $5.0 million, or 7.8%, to $59.0 million for the three months ended June 30, 2019 from $64.0 million in the prior year period. This decrease was primarily due to the $3.3 million reduction in sales related to the GSA incremental sales adjustment in the second quarter of 2019 and a decrease in product units sold, especially in our Asia-Pacific region, partially offset by continued growth in service revenue.
Segment profit. Segment profit in our 3D Manufacturing segment decreased by $3.1 million, or 14.7%, to $17.8 million for the three months ended June 30, 2019 from $20.9 million in the prior year period. This decrease was primarily due to the $3.3 million reduction in sales related to the GSA incremental sales adjustment.

Construction BIM
(dollars in thousands)	Three Months Ended
	June 30, 2019	June 30, 2018
Total sales	$24,161	$23,567
Segment profit	$6,574	$5,865
Segment profit as a % of Construction BIM segment sales	27.2%	24.9%
Sales. Total sales in our Construction BIM segment increased by $0.6 million, or 2.5%, to $24.2 million for the three months ended June 30, 2019 from $23.6 million in the prior year period, primarily due to an increase in service revenue driven by the growth of our installed, serviceable base and higher average selling prices of our products, partially offset by the $0.5 million reduction in sales related to the GSA incremental sales adjustment in the second quarter of 2019.

Segment profit. Segment profit in our Construction BIM segment increased by $0.7 million, or 12.1%, to $6.6 million for the three months ended June 30, 2019 from $5.9 million in the prior year period, primarily driven by an increase in product gross margin, reflecting improved manufacturing efficiencies and higher average selling prices.

Emerging Verticals
(dollars in thousands)	Three Months Ended
	June 30, 2019	June 30, 2018
Total sales	$10,328	$10,688
Segment (loss) profit	$(1,198)	$844
Segment (loss) profit as a % of Emerging Verticals segment sales	(11.6)%	7.9%
Sales. Total sales in our Emerging Verticals segment decreased by $0.4 million, or 3.4%, to $10.3 million for the three months ended June 30, 2019 from $10.7 million in the prior year period. This decrease was primarily due to the $2.0 million reduction in sales related to the GSA incremental sales adjustment in the second quarter of 2019, partially offset by higher service revenue.
Segment (loss) profit. Segment loss in our Emerging Verticals segment was $1.2 million for the three months ended June 30, 2019 compared to a segment profit of $0.8 million in the prior year period. This change of $2.0 million was primarily due to the $2.0 million reduction in sales related to the GSA incremental sales adjustment.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Total sales by segment for the six months ended June 30, 2019 and June 30, 2018 were as follows (dollars in thousands):

	Six Months Ended
	June 30, 2019	% of Total	June 30, 2018	% of Total
3D Manufacturing	$115,569	61.8%	$124,646	65.2%
Construction BIM	49,600	26.5%	46,249	24.2%
Emerging Verticals	21,939	11.7%	20,183	10.6%
Total sales	$187,108		$191,078

3D Manufacturing
(dollars in thousands)	Six Months Ended
	June 30, 2019	June 30, 2018
Total sales	$115,569	$124,646
Segment profit	$36,989	$39,322
Segment profit as a % of 3D Manufacturing segment sales	32.0%	31.5%
Sales. Total sales in our 3D Manufacturing segment decreased by $9.0 million, or 7.3%, to $115.6 million for the six months ended June 30, 2019 from $124.6 million in the prior year period. This decrease was due to the $3.3 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019 and a decrease in product units sold driven by the impact of our sales portfolio realignment in the first quarter of 2019 and the decline in product sales in our Asia-Pacific region in the second quarter of 2019, partially offset by continued growth in service revenue.
Segment profit. Segment profit in our 3D Manufacturing segment decreased by $2.3 million, or 5.9%, to $37.0 million for the six months ended June 30, 2019 from $39.3 million in the prior year period. This decrease was primarily due to the $3.3 million reduction in sales related to the GSA incremental sales adjustment, partially offset by service revenue growth, a decrease in selling expense due to lower commissions and a decrease in travel expenses.

Construction BIM
(dollars in thousands)	Six Months Ended
	June 30, 2019	June 30, 2018
Total sales	$49,600	$46,249
Segment profit	$15,000	$12,316
Segment profit as a % of Construction BIM segment sales	30.2%	26.6%
Sales. Total sales in our Construction BIM segment increased by $3.4 million, or 7.2%, to $49.6 million for the six months ended June 30, 2019 from $46.2 million in the prior year period, primarily due to increases in product unit sales and service revenue, partially offset by the $0.5 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.
Segment profit. Segment profit in our Construction BIM segment increased by $2.7 million, or 21.8%, to $15.0 million for the six months ended June 30, 2019 from $12.3 million in the prior year period, primarily driven by the increase in product unit sales and an increase in product gross margin, reflecting improved manufacturing efficiencies.

Emerging Verticals
(dollars in thousands)	Six Months Ended
	June 30, 2019	June 30, 2018
Total sales	$21,939	$20,183
Segment (loss) profit	$(528)	$1,484
Segment (loss) profit as a % of Emerging Verticals segment sales	(2.4)%	7.4%
Sales. Total sales in our Emerging Verticals segment increased by $1.7 million, or 8.7%, to $21.9 million for the six months ended June 30, 2019 from $20.2 million in the prior year period, primarily due to higher sales in all of our emerging verticals, as we continue to strategically invest in new markets both through acquisition and organically, partially offset by the $2.0 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.
Segment (loss) profit. Segment loss in our Emerging Verticals segment was $0.5 million for the six months ended June 30, 2019 compared to segment profit of $1.5 million in the prior year period. This change of $2.0 million was primarily due to the $2.0 million reduction in sales related to the GSA incremental sales adjustment.

Liquidity and Capital Resources
Cash and cash equivalents increased by $11.8 million to $120.6 million at June 30, 2019 from $108.8 million at December 31, 2018. The increase was primarily driven by net cash provided by operating activities, partially offset by net cash used in investing and financing activities. Cash provided by operating activities was $17.7 million during the six months ended June 30, 2019, compared to less than $0.1 million of cash provided by operations during the six months ended June 30, 2018. The increase was mainly due to changes in working capital accounts, primarily a decrease in accounts receivable and an increase in the GSA liability, partially offset by an increase in inventory and a decrease in accounts payable, accrued liabilities and lease liability.
Cash used in investing activities during the six months ended June 30, 2019 was $4.9 million compared to $12.1 million during the six months ended June 30, 2018. The decrease was primarily due to $4.0 million in cash paid for acquisitions and $1.8 million in cash paid for equity investments and advances to affiliates during the six months ended June 30, 2018 compared to no such activity during the same period in 2019.
Cash used in financing activities was $1.1 million during the six months ended June 30, 2019 compared to cash provided by financing activities of $7.1 million for the six months ended June 30, 2018. The change was primarily due to $7.1 million in cash received from the exercise of employee stock options during the six months ended June 30, 2018 compared to $0.7 million during the six months ended June 30, 2019 and payments for taxes related to the net share settlement of equity awards of $1.4 million during the six months ended June 30, 2019 compared to no such payments during the six months ended June 30, 2018.
Of our cash and cash equivalents, $80.9 million was held by foreign subsidiaries as of June 30, 2019. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2019 under this program. As of June 30, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2019, we had $49.1 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 21, 2019. As of June 30, 2019, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2019, 62% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 48% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the six months ended June 30, 2019.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. As of June 30, 2019, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2019 under this program. As of June 30, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.1
Employment Agreement between FARO Technologies, Inc. and Michael Burger, dated April 5, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 9, 2019 and incorporated herein by reference)

10.2
Addendum to Amended and Restated Employment Agreement between FARO Technologies, Inc. and Kathleen J. Hall, dated June 17, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 18, 2019 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: July 24, 2019	By:	/s/ Robert Seidel
Name: Robert Seidel
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)