Form 10-Q
period 2019-09-30
FARO TECHNOLOGIES INC
filed 2019-10-30
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

There were 17,404,087 shares of the registrant’s common stock outstanding as of October 28, 2019.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$119,083	$108,783
Short-term investments	24,868	24,793
Accounts receivable, net	64,708	88,927
Inventories, net	69,779	65,444
Prepaid expenses and other current assets	28,084	28,795
Total current assets	306,522	316,742
Property and equipment:
Machinery and equipment	82,578	76,048
Furniture and fixtures	6,172	6,749
Leasehold improvements	21,066	20,304
Property and equipment at cost	109,816	103,101
Less: accumulated depreciation and amortization	(81,411)	(72,684)
Property and equipment, net	28,405	30,417
Operating lease right-of-use asset	18,672	—
Goodwill	69,712	67,274
Intangible assets, net	27,530	33,054
Service and sales demonstration inventory, net	39,509	39,563
Deferred income tax assets, net	14,693	14,719
Other long-term assets	2,987	4,475
Total assets	$508,030	$506,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,705	$20,093
Accrued liabilities	35,255	36,327
Income taxes payable	1,081	5,081
Current portion of unearned service revenues	35,273	32,878
Customer deposits	2,419	3,144
Lease liability	6,615	—
Total current liabilities	92,348	97,523
Unearned service revenues - less current portion	18,171	15,505
Lease liability - less current portion	13,922	—
Deferred income tax liabilities	2,466	736
Income taxes payable - less current portion	12,567	12,247
Other long-term liabilities	1,031	3,624
Total liabilities	140,505	129,635
Commitments and contingencies - See Note 15
Shareholders’ equity:
Common stock - par value $.001, 50,000,000 shares authorized; 18,816,598 and 18,676,059 issued, respectively; 17,404,087 and 17,253,011 outstanding, respectively	19	19
Additional paid-in capital	260,737	251,329
Retained earnings	162,574	175,353
Accumulated other comprehensive loss	(24,430)	(18,483)
Common stock in treasury, at cost; 1,412,511 and 1,423,048 shares, respectively	(31,375)	(31,609)
Total shareholders’ equity	367,525	376,609
Total liabilities and shareholders’ equity	$508,030	$506,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales
Product	$63,641	$75,817	$200,434	$222,118
Service	26,875	23,888	77,190	68,665
Total sales	90,516	99,705	277,624	290,783
Cost of Sales
Product	26,495	34,864	83,632	91,321
Service	13,249	14,229	39,461	40,750
Total cost of sales	39,744	49,093	123,093	132,071
Gross Profit	50,772	50,612	154,531	158,712
Operating Expenses
Selling and marketing	30,218	28,482	87,438	87,877
General and administrative	15,662	13,102	44,471	36,789
Research and development	10,783	11,740	33,048	34,138
Total operating expenses	56,663	53,324	164,957	158,804
Loss from operations	(5,891)	(2,712)	(10,426)	(92)
Other (income) expense
Interest (income) expense, net	(24)	(96)	72	(205)
Other expense, net	514	226	2,398	868
Loss before income tax (benefit) expense	(6,381)	(2,842)	(12,896)	(755)
Income tax (benefit) expense	(182)	(354)	(444)	73
Net loss	$(6,199)	$(2,488)	$(12,452)	$(828)
Net loss per share - Basic	$(0.36)	$(0.15)	$(0.72)	$(0.05)
Net loss per share - Diluted	$(0.36)	$(0.15)	$(0.72)	$(0.05)
Weighted average shares - Basic	17,367,228	17,122,705	17,352,386	16,976,459
Weighted average shares - Diluted	17,367,228	17,122,705	17,352,386	16,976,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(6,199)	$(2,488)	$(12,452)	$(828)
Currency translation adjustments	(5,646)	(4,911)	(5,947)	(9,074)
Comprehensive loss	$(11,845)	$(7,399)	$(18,399)	$(9,902)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Cash flows from:
Operating activities:
Net loss	$(12,452)	$(828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,203	13,467
Stock-based compensation	8,703	5,717
Provisions for bad debts, net of recoveries	1,000	360
Loss on disposal of assets	552	401
Provision for excess and obsolete inventory	2,431	5,357
Deferred income tax benefit	(69)	(161)
Impairment charge on equity method investment	1,535	—
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	21,883	(1,882)
Inventories	(9,471)	(12,104)
Prepaid expenses and other current assets	640	(4,257)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(13,404)	569
General Services Administration liability	6,470	—
Income taxes payable	(3,679)	(5,082)
Customer deposits	(685)	(107)
Unearned service revenues	5,809	3,415
Net cash provided by operating activities	23,466	4,865
Investing activities:
Purchases of property and equipment	(5,922)	(6,895)
Proceeds from sale of investments	33,700	22,000
Purchases of investments	(33,700)	(31,000)
Payments for intangible assets	(2,035)	(1,716)
Acquisition of businesses	—	(27,638)
Loan originated to affiliate	(549)	—
Equity investments and advances to affiliates	—	(1,786)
Net cash used in investing activities	(8,506)	(47,035)
Financing activities:
Payments on finance leases	(273)	(84)
Payments of contingent consideration for acquisitions	(3,101)	(638)
Payments for taxes related to net share settlement of equity awards	(1,389)	—
Proceeds from issuance of stock related to stock option exercises	2,328	20,901
Net cash (used in) provided by financing activities	(2,435)	20,179
Effect of exchange rate changes on cash and cash equivalents	(2,225)	(3,871)
Increase (decrease) in cash and cash equivalents	10,300	(25,862)
Cash and cash equivalents, beginning of period	108,783	140,960
Cash and cash equivalents, end of period	$119,083	$115,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864		(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2016-02				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588
Net loss				(6,405)			(6,405)
Currency translation adjustment					1,263		1,263
Stock-based compensation			2,752				2,752
Common stock issued, net of shares withheld for employee taxes	21,187		114			27	141
BALANCE JUNE 30, 2019	17,339,062	$19	$255,706	$168,773	$(18,784)	$(31,375)	$374,339
Net loss				(6,199)			(6,199)
Currency translation adjustment					(5,646)		(5,646)
Stock-based compensation			3,387				3,387
Common stock issued, net of shares withheld for employee taxes	65,025		1,644				1,644
BALANCE SEPTEMBER 30, 2019	17,404,087	$19	$260,737	$162,574	$(24,430)	$(31,375)	$367,525

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2018	16,796,884	$18	$223,055	$168,624	$(7,822)	$(31,809)	$352,066
Net income				455			455
Currency translation adjustment					5,214		5,214
Stock-based compensation			1,553				1,553
Common stock issued, net of shares withheld for employee taxes	158,795		6,601			75	6,676
Cumulative effect of the adoption of ASU 2014-09				2,365			2,365
BALANCE MARCH 31, 2018	16,955,679	$18	$231,209	$171,444	$(2,608)	$(31,734)	$368,329
Net income				1,205			1,205
Currency translation adjustment					(9,377)		(9,377)
Stock-based compensation			1,847				1,847
Common stock issued, net of shares withheld for employee taxes	23,079		699				699
BALANCE JUNE 30, 2018	16,978,758	$18	$233,755	$172,649	$(11,985)	$(31,734)	$362,703
Net loss				(2,488)			(2,488)
Currency translation adjustment					(4,911)		(4,911)
Stock-based compensation			2,317				2,317
Common stock issued, net of shares withheld for employee taxes	273,402	1	13,212			125	13,338
BALANCE SEPTEMBER 30, 2018	17,252,160	$19	$249,284	$170,161	$(16,896)	$(31,609)	$370,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, FARO ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry, also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“FASB ASC Topic 280”). We evaluate business performance based upon several metrics, using revenue growth and segment profit as the primary financial measures. In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.” There was no change in our total consolidated financial condition or results of operations previously reported as a result of this change.
We report our activities in the following three reportable segments:
•The 3D Manufacturing reporting segment contains our 3D Manufacturing vertical and provides both standardized and customized solutions for 3D measurement and inspection in an industrial or manufacturing environment. Applications include alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and set-up, and assembly guidance.
•The Construction BIM reporting segment contains our Construction BIM vertical and provides solutions for as-built data capturing and 3D visualization in building information modeling applications, allowing our customers in the architecture, engineering and construction markets to quickly and accurately extract two-dimensional (“2D”) and 3D measurement points. Applications include as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation.
•The Emerging Verticals reporting segment includes our 3D Design, Public Safety Forensics, and Photonics verticals. Our 3D Design vertical provides advanced 3D solutions to capture and edit 3D shapes of products, people and/or environments for design purposes in product development, computer graphics and dental and medical applications. Our Public Safety Forensics vertical provides solutions to public safety officials and professionals to capture environmental or situational scenes in 2D and 3D for crime, crash and fire scene investigations and environmental safety evaluations. Our Photonics vertical develops and markets galvanometer-based laser measurement products and solutions.

All operating segments that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals reporting segment and have been combined based on the aggregation criteria and quantitative thresholds in accordance with the provisions of FASB ASC Topic 280. Our reporting segments have been determined in accordance with our internal management structure, which is based on operating activities. Each segment is responsible for its own product management, sales, strategy and profitability. Each reporting segment employs consistent accounting policies. See Note 14 – Segment Reporting for further information.
Reclassification and Related Changes to Presentation
Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and nine months ended September 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation, as follows:

For the three months ended, September 30, 2018
	As Reported	Adjustment	As Adjusted
Cost of Sales
Product	$34,004	$860	$34,864
Service	13,384	845	14,229
Total cost of sales	$47,388	$1,705	$49,093

Operating Expenses
Selling and marketing	$27,811	$671	$28,482
General and administrative	12,496	606	13,102
Depreciation and amortization	4,747	(4,747)	—
Research and development	9,975	1,765	11,740
Total operating expenses	$55,029	$(1,705)	$53,324

For the nine months ended, September 30, 2018
	As Reported	Adjustment	As Adjusted
Cost of Sales
Product	$88,766	$2,555	$91,321
Service	38,223	2,527	$40,750
Total cost of sales	$126,989	$5,082	$132,071

Operating Expenses
Selling and marketing	$86,166	$1,711	$87,877
General and administrative	34,889	1,900	$36,789
Depreciation and amortization	13,467	(13,467)	$—
Research and development	29,364	4,774	$34,138
Total operating expenses	$163,886	$(5,082)	$158,804

NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss.

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying December 31, 2018 condensed consolidated balance sheet has been derived from those audited consolidated financial statements. As described in Note 1 – Description of Business, commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and nine months ended September 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, was issued by the FASB in July 2018 and allows for a cumulative-effect adjustment transition method of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We adopted ASU 2016-02 effective as of January 1, 2019 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our condensed consolidated balance sheet as of September 30, 2019 of $18.7 million of right-of-use assets for operating leases, $19.7 million of lease liability for operating leases, $0.8 million of property and equipment, net for finance leases and $0.8 million of lease liability for finance leases under which we function as a lessee. We elected certain practical expedients available under the transition provisions to (i) allow aggregation of non-lease components with the related lease components when evaluating accounting treatment, (ii) apply the modified retrospective adoption method, utilizing the simplified transition option, which allows us to continue to apply the legacy guidance in FASB ASC Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption, and (iii) use hindsight in determining the lease term (that is, when considering our options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of our right-of-use assets. The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended September 30,
	2019	2018
Product sales
Product transferred to customers at a point in time	$63,641	$75,817
Product transferred to customers over time	—	—
	$63,641	$75,817

	For the Nine Months Ended September 30,
	2019	2018
Product sales
Product transferred to customers at a point in time	$200,434	$222,118
Product transferred to customers over time	—	—
	$200,434	$222,118

	For the Three Months Ended September 30,
	2019	2018
Service sales
Service transferred to customers at a point in time	$12,526	$11,580
Service transferred to customers over time	14,349	12,308
	$26,875	$23,888

	For the Nine Months Ended September 30,
	2019	2018
Service sales
Service transferred to customers at a point in time	$36,960	$30,939
Service transferred to customers over time	40,230	37,726
	$77,190	$68,665

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended September 30,
	2019	2018
Total sales to external customers
United States	$37,166	$38,090
EMEA (1)	26,424	29,577
Other APAC (1)	16,120	16,602
China	7,751	11,340
Other Americas (1)	3,055	4,096
	$90,516	$99,705

	For the Nine Months Ended September 30,
	2019	2018
Total sales to external customers
United States	$108,174	$115,670
EMEA (1)	87,554	88,858
Other APAC (1)	46,550	48,502
China	25,007	26,973
Other Americas (1)	10,339	10,780
	$277,624	$290,783

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2019, the deferred cost asset related to deferred commissions was approximately $2.8 million. For classification purposes, $1.9 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2019. As of December 31, 2018, the deferred cost asset related to deferred commissions was approximately $2.7 million. For classification purposes, $1.8 million and $0.9 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2018.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The Unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three and nine months ended September 30, 2019, we recognized $6.3 million and $25.9 million, respectively, of service revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2018. During the three and nine months ended September 30, 2018, we recognized $5.3 million and $21.5 million, respectively, of service revenue that was deferred on our consolidated balance sheet as of December 31, 2017.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both September 30, 2019 and September 30, 2018.
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
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (the “2009 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) that were underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of September 30, 2019, and no further grants will be made under the 2004 Plan or the 2009 Plan.
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
Our annual grants in February 2019 and the stock-based awards granted to Michael D. Burger upon the commencement of his service as our President and Chief Executive Officer in June 2019 and to Allen Muhich upon the commencement of his service as our Chief Financial Officer in July 2019 consisted of performance-based restricted stock units and time-based restricted stock units. Our annual grants in March 2018 consisted of time-based stock options and time-based restricted stock units. The number of stock options and/or restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution to the Company over the last year.
For the stock-based awards granted in 2019, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards vest at the end of the 3-year performance period if the applicable performance measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The performance-based restricted stock units granted in 2019 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these performance-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
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
The Black-Scholes option and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during the nine months ended September 30, 2019 and valued using the Monte Carlo Simulation valuation model was $66.16. No performance-based restricted stock units were granted during the nine months ended September 30, 2018. For performance-based restricted stock units granted during the nine months ended September 30, 2019 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

Nine Months Ended
September 30, 2019
Risk-free interest rate	1.8% - 2.48%
Expected dividend yield	—%
Expected volatility	45.0%
Weighted-average expected volatility	45.0%

The weighted-average grant-date fair value of the stock options that were granted during the nine months ended September 30, 2018 and valued using the Black-Scholes option valuation model was $23.43 per option. No stock options were granted during the nine months ended September 30, 2019. For stock options granted during the nine months ended September 30, 2018 valued using the Black-Scholes option valuation model, we used the following assumptions:

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
A summary of stock option activity and weighted-average exercise prices during the nine months ended September 30, 2019 follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2019
Outstanding at January 1, 2019	792,943	$47.59
Granted	—	—
Forfeited or expired	(77,064)	54.64
Exercised	(70,936)	32.71
Outstanding at September 30, 2019	644,943	$48.66	3.8	$3,757
Options exercisable at September 30, 2019	577,240	$48.62	2.6	$3,331
The total intrinsic value of stock options exercised during the three months ended September 30, 2019 and September 30, 2018 was $1.0 million and $4.7 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and September 30, 2018 was $1.3 million and $7.5 million, respectively. The fair value of stock options vested during the three months ended September 30, 2019 and September 30, 2018 was $0.6 million and $0.1 million, respectively. The fair value of stock options vested during the nine months ended September 30, 2019 and September 30, 2018 was $4.9 million and $3.2 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	311,000	$42.66
Granted	250,359	49.05
Forfeited	(25,738)	47.57
Vested	(130,527)	37.94
Non-vested at September 30, 2019	405,094	$47.81
We recorded total stock-based compensation expense of $3.4 million and $2.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $8.7 million and $5.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019, there was $12.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of Sales
Product	$170	$143	$482	$351
Service	100	98	288	269
Total cost of sales	$270	$241	$770	$620
Operating Expenses
Selling and marketing	$356	$411	$1,110	$1,123
General and administrative	2,389	1,172	5,942	2,808
Research and development	372	442	881	1,166
Total operating expenses	$3,117	$2,025	$7,933	$5,097

NOTE 7 – SHORT-TERM INVESTMENTS
Short-term investments at September 30, 2019 were composed of U.S. Treasury Bills totaling $24.9 million, consisting of $8.9 million maturing on March 12, 2020 and $16.0 million maturing on December 12, 2019. The interest rates on the U.S. Treasury Bills held on September 30, 2019 that are maturing on March 12, 2020 and December 12, 2019 were 1.8% and 1.9%, respectively. Short-term investments at December 31, 2018 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $9.0 million, $10.9 million, and $4.9 million that matured on March 14, 2019, June 6, 2019, and June 20, 2019, respectively. The interest rates on the U.S. Treasury Bills held on December 31, 2018 that matured on March 14, 2019, June 6, 2019, and June 20, 2019 were 2.2%, 2.4%, and 2.3%, respectively. These investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before we recover their amortized cost bases.
NOTE 8 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2019	As of December 31, 2018
Accounts receivable	$67,162	$90,675
Allowance for doubtful accounts	(2,454)	(1,748)
Total	$64,708	$88,927

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

Inventories consist of the following:

	As of September 30, 2019	As of December 31, 2018
Raw materials	$36,944	$39,859
Finished goods	32,835	25,585
Inventories, net	$69,779	$65,444

Service and sales demonstration inventory, net	$39,509	$39,563

NOTE 10 – LOSS PER SHARE
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
For the three and nine months ended September 30, 2019, there were approximately 1,050,039 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and nine months ended September 30, 2018, there were approximately 546,538 and 627,733 shares, respectively, issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,367,228	$(0.36)	17,122,705	$(0.15)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,367,228	$(0.36)	17,122,705	$(0.15)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,352,386	$(0.72)	16,976,459	$(0.05)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,352,386	$(0.72)	16,976,459	$(0.05)

NOTE 11 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2019	As of December 31, 2018
Accrued compensation and benefits	$13,489	$17,745
Accrued warranties	2,111	2,571
Professional and legal fees	2,319	2,154
Taxes other than income	2,570	3,550
General services administration contract contingent liability (see Note 15)	11,739	5,267
Other accrued liabilities	3,027	5,040
	$35,255	$36,327
Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Balance, beginning of period	$2,571	$2,628
Provision for warranty expense	2,672	2,888
Fulfillment of warranty obligations	(3,132)	(2,911)
Balance, end of period	$2,111	$2,605

NOTE 12 – FAIR VALUE MEASUREMENTS
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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,988
Total	$—	$—	$1,988
	As of December 31, 2018
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$5,531
Total	$—	$—	$5,531

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. As of September 30, 2019, $2.0 million of these arrangements are reported in Accrued liabilities in our condensed consolidated balance sheet. As of December 31, 2018, $3.4 million of these arrangements were reported in Accrued liabilities and $2.1 million were reported in Other long-term liabilities in our condensed consolidated balance sheet. The remaining undiscounted maximum payment under these arrangements was $2.2 million as of September 30, 2019. The change in the fair value of the contingent consideration from December 31, 2018 to September 30, 2019 was primarily related to our payment of $3.1 million as part of these arrangements during the nine months ended September 30, 2019, as well as changes in our estimates regarding the probability that the former owners will attain certain product release milestones.

NOTE 13 – VARIABLE INTEREST ENTITY
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
As of our April 27, 2018 investment date, present4D was thinly capitalized and lacked sufficient equity to finance its activities without additional subordinated financial support and is classified as a VIE. We do not have power over decisions that significantly affect present4D’s economic performance and do not represent its primary beneficiary. After April 27, 2020, present4D may request additional equity financing up to $1.8 million from us in exchange for additional share capital, which additional equity financing would be at our discretion. We did not provide support to present4D during 2018 or the first six months of 2019 outside of our initial investment of $1.8 million. During the three months ended September 30, 2019, we originated a $0.5 million note with present4D, which we may convert into additional equity in present4D at our discretion in the event of a default. Further, the note is collateralized by the perpetual and royalty-free, non-exclusive, transferable and sublicensable license granted to us to use present4D’s software. Our 16.5% portion of present4D’s net loss for each of the three and nine month periods ended September 30, 2019 was less than $0.1 million. Present4D is currently accounted for using the equity method of accounting. Our equity in the net loss from this equity-method investment is recorded as loss with a corresponding decrease in the investment.
During the three months ended June 30, 2019, we determined it is more likely than not that we will not recover our cost basis in present4D and recorded an impairment charge of $1.5 million, which is included in Other expense, net on our statement of operations for the nine months ended September 30, 2019. Our investment in this unconsolidated VIE at September 30, 2019 was $0.2 million and at December 31, 2018 was $1.7 million and is included in Other long-term assets in our condensed consolidated balance sheets.

NOTE 14 – SEGMENT REPORTING
We have three reportable segments: 3D Manufacturing, Construction BIM, and Emerging Verticals. These segments are based upon the vertical markets that we currently serve. Business activities that do not meet the criteria to be reportable segments are aggregated in the Emerging Verticals segment. Each of our reporting segments employs consistent accounting policies.
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
In the fourth quarter of 2018, we renamed our 3D Factory vertical and reporting segment “3D Manufacturing.” Additionally, commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and nine months ended September 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.
The following tables present information about our reportable segments, including a reconciliation of segment profit to loss from operations included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended September 30, 2019

Total sales	$56,017	$23,884	$10,615	$90,516
Segment profit	$13,660	$6,720	$174	$20,554
General and administrative				15,662
Research and development				10,783
Loss from operations				$(5,891)

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Three Months Ended September 30, 2018

Total sales	$64,182	$23,710	$11,813	$99,705
Segment profit	$15,190	$6,106	$834	$22,130
General and administrative				13,102
Research and development				11,740
Loss from operations				$(2,712)

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Nine Months Ended September 30, 2019

Total sales	$171,586	$73,485	$32,553	$277,624
Segment profit (loss)	$48,004	$20,113	$(1,024)	$67,093
General and administrative				44,471
Research and development				33,048
Loss from operations				$(10,426)

	3D Manufacturing	Construction BIM	Emerging Verticals	Total
Nine Months Ended September 30, 2018

Total sales	$190,584	$69,994	$30,205	$290,783
Segment profit	$52,489	$16,999	$1,347	$70,835
General and administrative				36,789
Research and development				34,138
Loss from operations				$(92)

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2019, we had approximately $54.0 million in purchase commitments that are expected to be delivered within the next 12 months.
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
Late in the fourth quarter of 2018, during an internal review we preliminarily determined that certain of our pricing practices may have resulted in the Government being overcharged under the Price Reduction Clauses of the GSA Contracts (the “GSA Matter”). As a result, we performed remediation efforts, including but not limited to, the identification of additional controls and procedures to ensure future compliance with the pricing and other requirements of the GSA Contracts. We also retained outside legal counsel and forensic accountants to assist with these efforts and to conduct a comprehensive review of our pricing and other practices under the GSA Contracts (the “Review”). On February 14, 2019, we reported the GSA Matter to the GSA and its Office of Inspector General.
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

On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the Review conducted by our outside legal counsel and forensic accountants. Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.4 million of imputed interest related to the estimated cumulative sales adjustment in the second quarter 2019, which increased Interest expense, net and resulted in a $6.2 million total incremental increase in the estimated total liability for the GSA Matter. We recorded an incremental $0.1 million of imputed interest related to the estimated cumulative sales adjustment in the third quarter 2019. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $11.7 million.
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

NOTE 16 – LEASES
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,039	$6,036

Finance lease cost:
Amortization of ROU assets	$88	$278
Interest on lease liabilities	$11	$35
Total finance lease cost	$99	$313

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three and nine months ended September 30, 2019 was less than $0.1 million and $0.2 million, respectively.

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
Operating leases:
Operating lease right-of-use asset	$18,672

Current operating lease liability	$6,290
Operating lease liability - less current portion	13,418
Total operating lease liability	$19,708

Finance leases:
Property and equipment, at cost	$1,851
Accumulated depreciation	(1,069)
Property and equipment, net	$782

Current finance lease liability	$325
Finance lease liability - less current portion	504
Total finance lease liability	$829

Weighted Average Remaining Lease Term (in years):
Operating leases	4.65
Finance leases	2.70

Weighted Average Discount Rate:
Operating leases	5.23%
Finance leases	5.06%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,024	$6,134
Operating cash flows from finance leases	$11	$35
Financing cash flows from finance leases	$86	$273

ROU assets obtained in exchange for lease obligations:
Operating leases	$2,254	$8,170
Finance leases	$—	$—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2019 (excluding the first 9 months)	$1,778	$94
2020	6,454	351
2021	3,562	312
2022	2,892	86
2023	2,711	37
Thereafter	4,987	6
Total lease payments	$22,384	$886
Less imputed interest	(2,676)	(57)
Total	$19,708	$829

NOTE 17 – BUSINESS COMBINATIONS

On March 9, 2018, we acquired all of the outstanding shares of Laser Control Systems Limited (“Laser Control Systems”), a laser component technology business located in Bedfordshire, United Kingdom, which specializes in the design and manufacture of advanced digital scan heads and laser software, for a purchase price of $1.7 million. This acquisition supports our Photonics vertical and our long-term strategy to expand our presence and product portfolio in Photonics applications. The results of Laser Control Systems’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018.

On March 16, 2018, we acquired all of the outstanding shares of Photocore AG (“Photocore”), a vision-based 3D measurement application and software developer in Zurich, Switzerland, for a total purchase price of $2.4 million. This acquisition supports our Construction BIM vertical and our long-term strategy to improve our existing software offerings with innovative technology in photogrammetry. The results of PhotoCore’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018.

On July 6, 2018, we acquired all of the outstanding shares of Lanmark Controls, Inc. (“Lanmark”), a high-speed laser marking control boards and laser marking software provider located in Acton, Massachusetts, for a purchase price of $6.3 million. This acquisition supports the development of components used in new 3D laser inspection product development in order to further expand the product portfolio of our Photonics vertical. The results of Lanmark’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018.

On July 13, 2018, we acquired all of the issued and outstanding corporate capital of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), a 3D-structured light scanning solution company located in Brescia, Italy, for an aggregate purchase price of up to €18.5 million ($21.6 million), subject to post-closing adjustments based on actual net working capital, net financial position and transaction expenses. The aggregate purchase price included up to €4.0 million ($4.7 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. This acquisition supports our 3D Design vertical and our long-term strategy to establish a presence in 3D measurement technology used in other industries and applications, especially dental and medical. The results of Open Technologies’ operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018.

The acquisitions of Laser Control Systems, Photocore, Lanmark and Open Technologies constitute business combinations as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our final determination of the fair value of the assets acquired and liabilities assumed for such acquisitions. In the nine months ended September 30, 2019, certain refinements were booked for the Open Technologies acquisition as part of the finalization process, which included a reduction of $2.6 million to the valuation of the customer relationship intangible and the recognition of a deferred tax liability of $1.9 million. Goodwill increased $4.5 million as result of these changes in the finalization process.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

	Laser Control Systems	Photocore	Lanmark	Open Technologies (2)
Accounts receivable	$—	$—	$610	$2,735
Inventory	—	—	299	1,852
Other assets	—	—	76	634
Intangible assets	1,400	1,435	1,366	7,821
Goodwill	928	1,010	5,355	13,573
Accounts payable and accrued liabilities	—	—	(159)	(2,926)
Other liabilities (1)	(579)	—	(971)	(5,201)
Deferred income tax liabilities	—	—	(325)	(1,876)
Total purchase price, net of cash acquired	$1,749	$2,445	$6,251	$16,612

(1) For Laser Control Systems, Lanmark and Open Technologies, this total consists primarily of the fair value of the projected contingent consideration.
(2) Amounts converted from Euros to U.S. Dollars based on the foreign exchange rate on the closing date of the acquisition.

Following are the details of the purchase price allocated to the intangible assets acquired for the acquisitions noted above:

	Laser Control Systems		Photocore		Lanmark		Open Technologies
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Brand	26	1	22	1	26	1	103	1
Non-competition agreement	29	3	9	3	—	0	—	0
Technology	1,319	7	1,343	7	760	7	4,441	7
Customer relationship	26	10	61	10	580	10	3,277	10
Fair value of intangible assets acquired	$1,400	7	$1,435	7	$1,366	8	$7,821	8

The goodwill for the Laser Control Systems, Lanmark and Open Technologies acquisitions has been allocated to the Emerging Verticals reporting segment. The goodwill for the Photocore acquisition has been allocated to the Construction BIM reporting segment.

Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred approximately $0.8 million in acquisition and integration costs for the Laser Control Systems, Photocore, Lanmark and Open Technologies acquisitions. Pro forma financial results for Laser Control Systems, Photocore, Lanmark and Open Technologies have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.

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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•an economic downturn in the manufacturing industry or the domestic and international economies in the regions of the world where we operate;
•our inability to further penetrate our customer base and target markets;
•development by others of new or improved products, processes or technologies that make our products less competitive or obsolete;
•our inability to maintain what we believe to be our technological advantage by developing new products and enhancing our existing products;
•the outcome of the U.S. Government’s review of, or investigation into, our potential overcharging of the U.S. Government under our General Services Administration Federal Supply Schedule contracts, any resulting penalties, damages or sanctions imposed on us and the outcome of any resulting litigation to which we may become a party, loss of future government sales and potential impacts on customer and supplier relationships and our reputation;
•risks associated with expanding international operations, such as difficulties in staffing and managing foreign operations, increased political and economic instability, compliance with potentially evolving import and export regulations, and the burdens and potential exposure of complying with a wide variety of U.S. and foreign laws and labor practices;
•changes in trade regulation, which result in rising prices of imported steel, steel byproducts, aluminum and aluminum byproducts and various other raw materials that we use in the production of measurement devices, and our ability to pass those costs on to our customers or require our suppliers to absorb such costs;
•changes in foreign regulation which may result in rising prices of our measurement devices sold as exports to our international customers, our customers’ willingness to absorb incremental import tariffs, and the corresponding impact on our profitability;
•our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated;
•the cyclical nature of the industries of our customers and material adverse changes in our customers’ access to liquidity and capital;
•changes in the potential for the computer-aided measurement market and the potential adoption rate for our products, which are difficult to quantify and predict;
•our inability to protect our patents and other proprietary rights in the United States and foreign countries;
•our inability to adequately establish and maintain effective internal controls over financial reporting;

•fluctuations in our annual and quarterly operating results and the inability to achieve our financial operating targets as a result of a number of factors including, without limitation (i) litigation and regulatory action brought against us, (ii) quality issues with our products, (iii) excess or obsolete inventory, shrinkage or other inventory losses due to product obsolescence, change in demand for our products, scrap or material price changes, (iv) raw material price fluctuations and other inflationary pressures, (v) expansion of our manufacturing capability, (vi) the size and timing of customer orders, (vii) the amount of time that it takes to fulfill orders and ship our products, (viii) the length of our sales cycle to new customers and the time and expense incurred in further penetrating our existing customer base, (ix) manufacturing inefficiencies associated with new product introductions, (x) costs associated with new product introductions, such as product development, marketing, assembly line start-up costs and low introductory period production volumes, (xi) the timing and market acceptance of new products and product enhancements, (xii) customer order deferrals in anticipation of new products and product enhancements, (xiii) the inability of our sales and marketing programs to achieve their sales targets, (xiv) start-up costs associated with opening new sales offices outside of the United States, (xv) fluctuations in revenue without proportionate adjustments in fixed costs, (xvi) inefficiencies in the management of our inventories and fixed assets, (xvii) compliance with government regulations including health, safety, and environmental matters, and (xviii) costs associated with the training and ramp-up time for new sales people;
•changes in gross margins due to a changing mix of products sold and the different gross margins on different products and sales channels;
•changes in applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations that apply to our business operations or require us to incur significant expenses for compliance;
•our inability to successfully comply with the requirements of the Restriction of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive in the European Union;
•the inability of our products to displace traditional measurement devices and attain broad market acceptance;
•the impact of competitive products and pricing on our current offerings;
•our ability to successfully complete our executive officer transitions and the loss of any of our executive officers or other key personnel;
•difficulties in recruiting research and development engineers and application engineers;
•the failure to effectively manage the effects of any future growth;
•the impact of reductions or projected reductions in government spending, or uncertainty regarding future levels of government expenditures, particularly in the defense sector;
•variations in our effective income tax rate, which makes it difficult to predict our effective income tax rate on a quarterly and annual basis, and the impact of the U.S. Tax Cuts and Jobs Act of 2017 on the global intangible low-taxed income of foreign subsidiaries;
•the loss of key suppliers and the inability to find sufficient alternative suppliers in a reasonable period of time or on commercially reasonable terms;
•the impact of fluctuations in exchange rates;
•the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;
•the magnitude of increased warranty costs from new product introductions and enhancements to existing products;
•the sufficiency of our plants to meet manufacturing requirements;
•the continuation of our share repurchase program;
•the sufficiency of our working capital and cash flow from operations to fund our long-term liquidity requirements;
•the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate;
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.

Overview
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, dental, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in our 3D Manufacturing vertical. Our FARO Focus, Faro ScanPlan and FARO Scanner Freestyle3D X laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications in our Construction Building Information Modeling (“Construction BIM”) and Public Safety Forensics verticals. Our FARO ScanArm®, FARO Scanner Freestyle3D X laser scanners and their companion SCENE software, and other 3D-structured light scanning solutions specific to the dental industry, also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle, supporting our 3D Design vertical. Our line of galvanometer-based scan heads and laser scan controllers are used in a variety of laser applications and are integrated into larger components and systems, supporting our Photonics vertical.
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
We manufacture our FaroArm® and FARO ScanArm® products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa, in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus in our manufacturing facilities located in Germany and Switzerland for customer orders from Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Freestyle3D X products in our facility located in Germany. We manufacture our FARO Laser Projector and FARO Laser TrackerTM products in our facility located in Pennsylvania. We manufacture our 3D-structured light scanning solutions specific to the dental industry in our engineering and manufacturing facility in Italy. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements through the remainder of 2019.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the nine months ended September 30, 2019.
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
As a result of the GSA Matter, for the fourth quarter of 2018, we reduced our total sales by a $4.8 million estimated cumulative sales adjustment, representative of the last six years of estimated overcharges to the Government under the GSA Contracts. In addition, for the fourth quarter of 2018, we recorded $0.5 million of imputed interest related to the estimated cumulative sales adjustment, which increased Interest expense, net and resulted in an estimated total liability of $5.3 million for the GSA Matter. This adjustment was based on our preliminary review as of February 20, 2019, the date of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, in the first quarter 2019, we recorded an additional $0.1 million of imputed interest related to the estimated cumulative sales adjustment.
On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the review of our pricing and other practices under the GSA Contracts conducted by our outside legal counsel and forensic accountants (the “Review”). Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.4 million of imputed interest related to the estimated cumulative sales adjustment in the second quarter 2019, which increased Interest expense, net and resulted in a $6.2 million total incremental increase in the estimated total liability for the GSA Matter. We recorded an incremental $0.1 million of imputed interest related to the estimated cumulative sales adjustment in the third quarter 2019. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $11.7 million.
On April 27, 2018, we invested $1.8 million in present4D GmbH (“present4D”), a software solutions provider for professional virtual reality presentations and training environments, in the form of an equity capital contribution. This initial contribution represented a minority investment in present4D. This investment’s business purpose is to coordinate the design and development of modules supporting compatibility with virtual reality for our existing software offerings. During the three months ended June 30, 2019, we determined it is more likely than not that we will not recover our cost basis in present4D and recorded an impairment charge of $1.5 million, which is included in Other expense, net. Notwithstanding the aforementioned impairment charge, based on our current valuation of present4D, we continue to believe in the benefits of present4D’s technology and intellectual property to our business. We did not provide support to present4D during 2018 or the first six months of 2019 outside of our initial investment of $1.8 million. During the three months ended September 30, 2019, we originated a $0.5 million note with present4D, which we may convert into additional equity in present4D at our discretion in the event of a default. Further, the note is collateralized by the perpetual and royalty-free, non-exclusive, transferable and sublicensable license granted to us to use present4D’s software.
Under our new management team, we have begun to formulate our strategic plan. As part of our strategic planning process, we have identified areas of our business that need enhanced focus or change, including our go-to-market strategy and marketing engagement with our customers. While our full strategic plan remains in process, we expect to disclose more information regarding our plan in early 2020.
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
Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in our statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and nine months ended September 30, 2018 have been restated throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Sales
Product	$63,641	70.3%	$75,817	76.0%	$200,434	72.2%	$222,118	76.4%
Service	26,875	29.7%	23,888	24.0%	77,190	27.8%	68,665	23.6%
Total sales	90,516	100.0%	99,705	100.0%	277,624	100.0%	290,783	100.0%
Cost of Sales
Product	26,495	29.3%	34,864	35.0%	83,632	30.1%	91,321	31.4%
Service	13,249	14.6%	14,229	14.3%	39,461	14.2%	40,750	14.0%
Total cost of sales	39,744	43.9%	49,093	49.2%	123,093	44.3%	132,071	45.4%
Gross Profit	50,772	56.1%	50,612	50.8%	154,531	55.7%	158,712	54.6%
Operating Expenses
Selling and marketing	30,218	33.4%	28,482	28.6%	87,438	31.5%	87,877	30.2%
General and administrative	15,662	17.3%	13,102	13.1%	44,471	16.0%	36,789	12.7%
Research and development	10,783	11.9%	11,740	11.8%	33,048	11.9%	34,138	11.7%
Total operating expenses	56,663	62.6%	53,324	53.5%	164,957	59.4%	158,804	54.6%
Loss from operations	(5,891)	(6.5)%	(2,712)	(2.7)%	(10,426)	(3.8)%	(92)	—%
Other (income) expense
Interest (income) expense, net	(24)	—%	(96)	(0.1)%	72	—%	(205)	(0.1)%
Other expense, net	514	0.6%	226	0.2%	2,398	0.9%	868	0.3%
Loss before income tax (benefit) expense	(6,381)	(7.0)%	(2,842)	(2.9)%	(12,896)	(4.6)%	(755)	(0.3)%
Income tax (benefit) expense	(182)	(0.2)%	(354)	(0.4)%	(444)	(0.2)%	73	—%
Net loss	$(6,199)	(6.8)%	$(2,488)	(2.5)%	$(12,452)	(4.5)%	$(828)	(0.3)%

Consolidated Results
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Sales. Total sales decreased by $9.2 million, or 9.2%, to $90.5 million for the three months ended September 30, 2019 from $99.7 million for the three months ended September 30, 2018. Total product sales decreased by $12.2 million, or 16.1%, to $63.6 million for the three months ended September 30, 2019 from $75.8 million for the three months ended September 30, 2018. Our product sales decreased primarily due to a decrease in unit sales within our 3D Manufacturing reporting segment, especially in our Asia-Pacific region and broader automotive industry, primarily due to the uncertainty surrounding ongoing trade disputes. Service revenue increased by $3.0 million, or 12.5%, to $26.9 million for the three months ended September 30, 2019 from $23.9 million for the three months ended September 30, 2018, primarily due to an increase in repair revenue and warranty revenue driven by the growth of our installed base and our focused sales initiatives to maintain customer relationships after the initial purchase of our measurement devices. Foreign exchange rates had a negative impact on total sales of $1.1 million, increasing the percent that our overall sales declined by approximately 1.1 percentage points, primarily due to the weakening of the Euro relative to the U.S. dollar.

Gross profit. Gross profit increased by $0.2 million, or 0.3%, to $50.8 million for the three months ended September 30, 2019 from $50.6 million for the three months ended September 30, 2018, and gross margin increased to 56.1% for the three months ended September 30, 2019 from 50.8% for the three months ended September 30, 2018, primarily due to a charge recorded in the third quarter of 2018 for excess and obsolete inventory based on the determination that quantities on-hand for certain legacy products exceeded sales projections, which charge did not recur in the three months ended September 30, 2019, and an increase in gross margin from service revenue. Gross margin from product revenue increased by 4.4 percentage points to 58.4% for the three months ended September 30, 2019 from 54.0% for the prior year period, primarily due to the charge for excess and obsolete inventory recorded in the three months ended September 30, 2018. Gross margin from service revenue increased by 10.3 percentage points to 50.7% for the three months ended September 30, 2019 from 40.4% for the prior year period, primarily as a result of service revenue growth and improved efficiencies in our customer service repair process.
Selling and marketing expenses. Selling and marketing expenses increased by $1.7 million, or 6.1%, to $30.2 million for the three months ended September 30, 2019 from $28.5 million for the three months ended September 30, 2018. This increase was driven primarily by an increase in compensation expense resulting from higher selling headcount, partially offset by lower selling commission expense driven by lower product sales. Selling and marketing expenses as a percentage of sales increased to 33.4% for the three months ended September 30, 2019, compared with 28.6% of sales for the three months ended September 30, 2018. Our worldwide period-ending selling headcount increased by 46, or 6.5%, to 753 at September 30, 2019, from 707 at September 30, 2018.
General and administrative expenses. General and administrative expenses increased by $2.6 million, or 19.5%, to $15.7 million for the three months ended September 30, 2019 from $13.1 million for the three months ended September 30, 2018. This increase was mostly due to an aggregate incremental cost of $2.7 million related to executive team transition costs, as we recognized additional compensation expense during the third quarter of 2019 in connection with the accelerated vesting of equity awards and severance costs. General and administrative expenses increased to 17.3% of sales for the three months ended September 30, 2019 from 13.1% of sales for the three months ended September 30, 2018.
Research and development expenses. Research and development expenses decreased by $0.9 million, or 8.2%, to $10.8 million for the three months ended September 30, 2019 from $11.7 million for the three months ended September 30, 2018. This decrease was mainly driven by a decrease in materials and consulting costs, as well as favorable changes in foreign currencies as the U.S. dollar strengthened against the Euro, which decreased the compensation cost of foreign research and development employees. Research and development expenses as a percentage of sales increased to 11.9% for the three months ended September 30, 2019 from 11.8% for the three months ended September 30, 2018.
Interest (income) expense, net. For the three months ended September 30, 2019, we recorded interest income of less than $0.1 million compared with interest income of $0.1 million for the three months ended September 30, 2018. This change was mainly due to the imputed interest expense recorded related to the GSA Matter in the three months ended September 30, 2019.
Other expense, net. For the three months ended September 30, 2019, other expense increased by $0.3 million to $0.5 million from $0.2 million for the three months ended September 30, 2018. These amounts were primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax (benefit) expense. For the three months ended September 30, 2019, we recorded an income tax benefit of $0.2 million compared with $0.4 million for the three months ended September 30, 2018. Our effective tax rate was (2.9%) for the three months ended September 30, 2019 compared with (12.5%) in the prior year period. The changes in our income tax benefit and our effective tax rate were primarily due to return-to-provision adjustments identified in the preparation of our 2018 U.S. tax return and a change in our reserve for uncertain tax positions recorded during the three months ended September 30, 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $6.2 million for the three months ended September 30, 2019 compared with a net loss of $2.5 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Sales. Total sales decreased by $13.2 million, or 4.5%, to $277.6 million for the nine months ended September 30, 2019 from $290.8 million for the nine months ended September 30, 2018. Based on the results of the review of the GSA Matter conducted by our outside legal counsel and forensic accountants, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019, which included a $5.0 million reduction in product sales and a $0.8 million reduction in service sales (the “GSA incremental sales adjustment”). Total product sales decreased by $21.7 million, or 9.8%, to $200.4 million for the nine months ended September 30, 2019 from $222.1 million for the nine months ended September 30, 2018. Our product sales decreased primarily due to a decrease in unit sales within our 3D Manufacturing reporting segment driven by the impact of our sales portfolio realignment in the first quarter of 2019 and the decline in our 3D Manufacturing product sales in our Asia-Pacific region and broader automotive industry primarily due to the uncertainty surrounding ongoing trade disputes, which negatively impacted sales in the second and third quarters of 2019, as well as the reduction in product sales related to the GSA incremental sales adjustment and the impact of changes in foreign currencies, partially offset by an increase in unit sales within our Construction BIM and Emerging Verticals reporting segments. Service revenue increased by $8.5 million, or 12.4%, to $77.2 million for the nine months ended September 30, 2019 from $68.7 million for the nine months ended September 30, 2018, primarily due to an increase in repair revenue and warranty revenue driven by the growth of our installed base and our focused sales initiatives to maintain customer relationships after the initial purchase of our measurement devices. Foreign exchange rates had a negative impact on sales of $7.5 million, increasing the percent that our overall sales declined by approximately 2.6 percentage points, primarily due to the weakening of the Euro, Chinese Yuan, and British Pound Sterling relative to the U.S. dollar.
Gross profit. Gross profit decreased by $4.2 million, or 2.6%, to $154.5 million for the nine months ended September 30, 2019 from $158.7 million for the nine months ended September 30, 2018, primarily due to our reduction in sales related to the GSA incremental sales adjustment. Gross margin increased to 55.7% for the nine months ended September 30, 2019 from 54.6% for the nine months ended September 30, 2018, primarily due to the increase in gross margin from service revenue and the charge recorded in the third quarter of 2018 increasing our reserve for excess and obsolete inventory, which did not recur in the nine months ended September 30, 2019, partially offset by the GSA incremental sales adjustment in the second quarter of 2019. Gross margin from product revenue decreased by 0.6 percentage points to 58.3% for the nine months ended September 30, 2019 from 58.9% for the prior year period, primarily as a result of the GSA incremental sales adjustment in the second quarter of 2019, partially offset by the charge recorded in the third quarter of 2018 increasing our reserve for excess and obsolete inventory, which did not recur in the nine months ended September 30, 2019. Gross margin from service revenue increased by 8.2 percentage points to 48.9% for the nine months ended September 30, 2019 from 40.7% for the prior year period, primarily as a result of service revenue growth and improved efficiencies in our customer service repair process.
Selling and marketing expenses. Selling and marketing expenses decreased by $0.5 million, or 0.5%, to $87.4 million for the nine months ended September 30, 2019 from $87.9 million for the nine months ended September 30, 2018. This decrease was driven primarily by lower marketing expenses and a decrease in selling commission expense due to a reduction in our 3D Manufacturing product sales, partially offset by an increase in compensation expenses related to our increased selling headcount. Selling and marketing expenses as a percentage of sales increased to 31.5% for the nine months ended September 30, 2019, compared with 30.2% of sales for the nine months ended September 30, 2018. Our worldwide period-ending selling headcount increased by 46, or 6.5%, to 753 at September 30, 2019, from 707 at September 30, 2018.
General and administrative expenses. General and administrative expenses increased by $7.7 million, or 20.9%, to $44.5 million for the nine months ended September 30, 2019 from $36.8 million for the nine months ended September 30, 2018. This increase was mostly due to executive team transition costs, as we recognized an additional $4.7 million of compensation expense in connection with the accelerated vesting of equity grants and severance costs, as well as the advisory fees of $1.2 million incurred related to the GSA Matter. General and administrative expenses increased to 16.0% of sales for the nine months ended September 30, 2019 from 12.7% of sales for the nine months ended September 30, 2018.
Research and development expenses. Research and development expenses decreased by $1.1 million, or 3.2%, to $33.0 million for the nine months ended September 30, 2019 from $34.1 million for the nine months ended September 30, 2018. This decrease was mainly driven by a decrease in materials and consulting costs, as well as favorable changes in foreign currencies as the U.S. dollar strengthened against the Euro, which decreased the compensation cost of foreign research and development employees, partially offset by higher compensation expense resulting from increased engineering headcount due to our 2018 acquisitions. Research and development expenses as a percentage of sales increased to 11.9% for the nine months ended September 30, 2019 from 11.7% for the nine months ended September 30, 2018.

Interest (income) expense, net. For the nine months ended September 30, 2019, we recorded interest expense of $0.1 million compared with interest income of $0.2 million for the nine months ended September 30, 2018. This change was mainly due to the imputed interest expense recorded related to the GSA Matter in the second and third quarters of 2019.
Other expense, net. For the nine months ended September 30, 2019, other expense increased by $1.5 million to $2.4 million from $0.9 million for the nine months ended September 30, 2018. The increase was mainly due to the $1.5 million impairment charge related to our equity investment in present4D recorded in the second quarter of 2019.
Income tax (benefit) expense. For the nine months ended September 30, 2019, we recorded an income tax benefit of $0.4 million compared with income tax expense of $0.1 million for the nine months ended September 30, 2018. Our effective tax rate was (3.4%) for the nine months ended September 30, 2019 compared with 9.7% in the prior year period. The changes in our income tax (benefit) expense and our effective tax rate were primarily due to an increase in our pretax loss during the nine months ended September 30, 2019 compared to the same period of 2018 and return-to-provision adjustments identified in the preparation of our 2018 U.S. tax return during the three months ended September 30, 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $12.5 million for the nine months ended September 30, 2019 compared to $0.8 million for the prior year period, reflecting the impact of the factors described above.

Segment Results
We use segment profit to evaluate the performance of our reportable segments, which are 3D Manufacturing, Construction BIM and Emerging Verticals. Segment profit is calculated as gross profit less selling and marketing expenses for the reporting segment. The discussion of segment results for the three and nine months ended September 30, 2019 and 2018 presented below is based on segment profit, as described above, and segment profit as a percent of sales, which is calculated as segment profit divided by total sales for such reporting segment, which we believe will aid investors in understanding and analyzing our operating results. Our definition of segment profit may not be comparable to similarly-titled measures reported by other companies. For additional information, including a reconciliation of segment profit to loss from operations, see Note 14 – Segment Reporting, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in our statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Our reporting segment information for the three and nine months ended September 30, 2018 have been restated below to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Total sales by segment for the three months ended September 30, 2019 and September 30, 2018 were as follows (in thousands):

	Three Months Ended
	September 30, 2019	% of Total	September 30, 2018	% of Total
3D Manufacturing	$56,017	61.9%	$64,182	64.4%
Construction BIM	23,884	26.4%	23,710	23.8%
Emerging Verticals	10,615	11.7%	11,813	11.8%
Total sales	$90,516		$99,705

3D Manufacturing
(dollars in thousands)	Three Months Ended
	September 30, 2019	September 30, 2018
Total sales	$56,017	$64,182
Segment profit	$13,660	$15,190
Segment profit as a % of 3D Manufacturing segment sales	24.4%	23.7%
Sales. Total sales in our 3D Manufacturing segment decreased by $8.2 million, or 12.7%, to $56.0 million for the three months ended September 30, 2019 from $64.2 million in the prior year period. This decrease was primarily due to a decrease in product units sold, especially in our Asia-Pacific region and broader automotive industry, partially offset by continued growth in service revenue.
Segment profit. Segment profit in our 3D Manufacturing segment decreased by $1.5 million, or 10.1%, to $13.7 million for the three months ended September 30, 2019 from $15.2 million in the prior year period. This decrease was primarily due to increased compensation expenses associated with higher selling headcount and the decrease in 3D Manufacturing sales, partially offset by the charge increasing the reserve for excess and obsolete inventory recorded in the three months ended September 30, 2018, which did not recur in the three months ended September 30, 2019.

Construction BIM
(dollars in thousands)	Three Months Ended
	September 30, 2019	September 30, 2018
Total sales	$23,884	$23,710
Segment profit	$6,720	$6,106
Segment profit as a % of Construction BIM segment sales	28.1%	25.8%
Sales. Total sales in our Construction BIM segment increased by $0.2 million, or 0.7%, to $23.9 million for the three months ended September 30, 2019 from $23.7 million in the prior year period, primarily due to an increase in service revenue driven by the growth of our installed, serviceable base.

Segment profit. Segment profit in our Construction BIM segment increased by $0.6 million, or 10.1%, to $6.7 million for the three months ended September 30, 2019 from $6.1 million in the prior year period, primarily driven by an increase in product gross margin, reflecting the charge increasing the reserve for excess and obsolete inventory recorded in the three months ended September 30, 2018, which did not recur in the three months ended September 30, 2019.

Emerging Verticals
(dollars in thousands)	Three Months Ended
	September 30, 2019	September 30, 2018
Total sales	$10,615	$11,813
Segment profit	$174	$834
Segment profit as a % of Emerging Verticals segment sales	1.6%	7.1%
Sales. Total sales in our Emerging Verticals segment decreased by $1.2 million, or 10.1%, to $10.6 million for the three months ended September 30, 2019 from $11.8 million in the prior year period. This decrease was primarily due to a decrease in unit sales for our 3D Design vertical.
Segment profit. Segment profit in our Emerging Verticals segment decreased to $0.2 million for the three months ended September 30, 2019 compared to $0.8 million in the prior year period. This decrease of $0.6 million was primarily due to the decrease in unit sales for our 3D Design vertical.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Total sales by segment for the nine months ended September 30, 2019 and September 30, 2018 were as follows (dollars in thousands):

	Nine Months Ended
	September 30, 2019	% of Total	September 30, 2018	% of Total
3D Manufacturing	$171,586	61.8%	$190,584	65.5%
Construction BIM	73,485	26.5%	69,994	24.1%
Emerging Verticals	32,553	11.7%	30,205	10.4%
Total sales	$277,624		$290,783

3D Manufacturing
(dollars in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
Total sales	$171,586	$190,584
Segment profit	$48,004	$52,489
Segment profit as a % of 3D Manufacturing segment sales	28.0%	27.5%
Sales. Total sales in our 3D Manufacturing segment decreased by $19.0 million, or 10.0%, to $171.6 million for the nine months ended September 30, 2019 from $190.6 million in the prior year period. This decrease was primarily due to the $3.3 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019, a decrease in product units sold driven by the impact of our sales portfolio realignment in the first quarter of 2019 and the decline in product sales in our Asia-Pacific region and broader automotive industry, partially offset by continued growth in service revenue.
Segment profit. Segment profit in our 3D Manufacturing segment decreased by $4.5 million, or 8.5%, to $48.0 million for the nine months ended September 30, 2019 from $52.5 million in the prior year period. This decrease was primarily due to the decrease in product sales, the $3.3 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019, and higher compensation expense associated with higher selling headcount, partially offset by the charge increasing the reserve for excess and obsolete inventory recorded in the nine months ended September 30, 2018, which did not recur in the nine months ended September 30, 2019.

Construction BIM
(dollars in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
Total sales	$73,485	$69,994
Segment profit	$20,113	$16,999
Segment profit as a % of Construction BIM segment sales	27.4%	24.3%
Sales. Total sales in our Construction BIM segment increased by $3.5 million, or 5.0%, to $73.5 million for the nine months ended September 30, 2019 from $70.0 million in the prior year period, primarily due to increases in product unit sales and service revenue, partially offset by the $0.5 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.
Segment profit. Segment profit in our Construction BIM segment increased by $3.1 million, or 18.3%, to $20.1 million for the nine months ended September 30, 2019 from $17.0 million in the prior year period, primarily driven by the increase in product unit sales and an increase in product gross margin, reflecting improved manufacturing efficiencies, as well as by the charge increasing the reserve for excess and obsolete inventory recorded in the nine months ended September 30, 2018, which did not recur in the nine months ended September 30, 2019, partially offset by the $0.5 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.

Emerging Verticals
(dollars in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
Total sales	$32,553	$30,205
Segment (loss) profit	$(1,024)	$1,347
Segment (loss) profit as a % of Emerging Verticals segment sales	(3.1)%	4.5%
Sales. Total sales in our Emerging Verticals segment increased by $2.4 million, or 7.8%, to $32.6 million for the nine months ended September 30, 2019 from $30.2 million in the prior year period, primarily due to higher sales in our Photonics vertical, partially offset by the $2.0 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.
Segment (loss) profit. Segment loss in our Emerging Verticals segment was $1.0 million for the nine months ended September 30, 2019 compared to segment profit of $1.3 million in the prior year period. This change of $2.3 million was primarily due to the $2.0 million reduction in sales related to the GSA incremental sales adjustment recorded in the second quarter of 2019.

Liquidity and Capital Resources
Cash and cash equivalents increased by $10.3 million to $119.1 million at September 30, 2019 from $108.8 million at December 31, 2018. The increase was primarily driven by net cash provided by operating activities, partially offset by net cash used in investing and financing activities. Cash provided by operating activities was $23.5 million during the nine months ended September 30, 2019, compared to $4.9 million of cash provided by operations during the nine months ended September 30, 2018. The increase was mainly due to changes in working capital accounts, primarily a decrease in accounts receivable and an increase in GSA liability, partially offset by an increase in inventory and a decrease in accounts payable and accrued liabilities.
Cash used in investing activities during the nine months ended September 30, 2019 was $8.5 million compared to $47.0 million during the nine months ended September 30, 2018. The decrease was primarily due to $27.6 million in cash paid for acquisitions during the nine months ended September 30, 2018 compared to no such activity during the same period in 2019.
Cash used in financing activities was $2.4 million during the nine months ended September 30, 2019 compared to cash provided by financing activities of $20.2 million for the nine months ended September 30, 2018. The change was primarily due to $20.9 million in cash received from the exercise of employee stock options during the nine months ended September 30, 2018 compared to $2.3 million during the nine months ended September 30, 2019 and payments for taxes related to the net share settlement of equity awards of $1.4 million during the nine months ended September 30, 2019 compared to no such payments during the nine months ended June 30, 2018.
Of our cash and cash equivalents, $83.1 million was held by foreign subsidiaries as of September 30, 2019. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2019 under this program. As of September 30, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2019, we had $54.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 21, 2019. As of September 30, 2019, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2019, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 45% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2018 or the nine months ended September 30, 2019.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. Except as set forth below, as of September 30, 2019, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018:
The risk factor entitled “Our failure to successfully execute our Chief Executive Officer transition or to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.” has been updated to read as follows:
We have experienced a significant transition in our executive management team in the last year. Any delay in the integration of our management team or our failure to successfully attract and retain qualified personnel could have an adverse effect on our business and results of operations.

Our executive management team has gone through a significant transition in the last year, including the hiring of a new president and chief executive officer and the hiring of a new chief financial officer. Any delay in the integration of our management team could affect our ability to develop, implement and execute our business strategies and plans, which could have an adverse effect on our business and results of operations.

In addition, if we fail to successfully attract qualified personnel or to retain our executive management team and other key personnel, our sales, profitability and growth and our ability to execute our business strategies and plans could be adversely impacted. Turnover of management could also adversely impact our stock price and our client relationships and could make recruiting for future management positions more difficult. We face competition for qualified personnel, which could result in increased salaries and other compensation expenses and could negatively affect our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2019 under this program. As of September 30, 2019, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

INDEX TO EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed February 3, 2010 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

10.1	Offer Letter between FARO Technologies, Inc. and Allen Muhich, dated July 15, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 16, 2019 and incorporated herein by reference)

10.2
Transition and Separation Agreement by and between FARO Technologies, Inc. and Robert E. Seidel, dated July 31, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 2, 2019 and incorporated herein by reference)

10.3
Confidential Separation Agreement and General Release by and between FARO Technologies, Inc. and Kathleen J. Hall, dated August 26, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 27, 2019 and incorporated herein by reference)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 30, 2019	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)