Form 10-Q
period 2020-03-31
FARO TECHNOLOGIES INC
filed 2020-04-28
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

There were 17,719,333 shares of the registrant’s common stock outstanding as of April 24, 2020.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$157,240	$133,634
Short-term investments	15,955	24,870
Accounts receivable, net	58,834	76,162
Inventories, net	55,044	58,554
Prepaid expenses and other current assets	21,237	28,996
Total current assets	308,310	322,216
Non-current assets:
Plant and equipment, net	24,515	26,954
Operating lease right-of-use asset	16,534	18,418
Goodwill	48,661	49,704
Intangible assets, net	13,820	14,471
Service and sales demonstration inventory, net	34,355	33,349
Deferred income tax assets, net	21,036	18,766
Other long-term assets	2,818	2,964
Total assets	$470,049	$486,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,396	$13,718
Accrued liabilities	44,360	38,072
Income taxes payable	3,826	5,182
Current portion of unearned service revenues	38,561	39,211
Customer deposits	2,115	3,108
Lease liability	5,947	6,674
Total current liabilities	106,205	105,965
Unearned service revenues - less current portion	19,985	20,578
Lease liability - less current portion	12,745	13,698
Deferred income tax liabilities	173	357
Income taxes payable - less current portion	13,177	13,177
Other long-term liabilities	974	1,075
Total liabilities	153,259	154,850
Commitments and contingencies - See Note 14
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,116,870 and 18,988,379 issued, respectively; 17,718,179 and 17,576,618 outstanding, respectively	19	19
Additional paid-in capital	270,940	267,868
Retained earnings	98,056	112,879
Accumulated other comprehensive loss	(21,177)	(17,399)
Common stock in treasury, at cost; 1,398,691 and 1,411,761 shares, respectively	(31,048)	(31,375)
Total shareholders’ equity	316,790	331,992
Total liabilities and shareholders’ equity	$470,049	$486,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2020	March 31, 2019
Sales
Product	$56,525	$71,577
Service	22,990	22,040
Total sales	79,515	93,617
Cost of Sales
Product	23,066	27,951
Service	12,576	12,647
Total cost of sales	35,642	40,598
Gross Profit	43,873	53,019
Operating Expenses
Selling, general and administrative	36,324	41,020
Research and development	10,415	11,641
Restructuring costs	13,688	—
Total operating expenses	60,427	52,661
(Loss) income from operations	(16,554)	358
Other (income) expense
Interest expense (income), net	34	(144)
Other expense, net	473	195
(Loss) income before income tax (benefit) expense	(17,061)	307
Income tax (benefit) expense	(2,238)	155
Net (loss) income	$(14,823)	$152
Net (loss) income per share - Basic	$(0.84)	$0.01
Net (loss) income per share - Diluted	$(0.84)	$0.01
Weighted average shares - Basic	17,616,964	17,280,365
Weighted average shares - Diluted	17,616,964	17,868,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net (loss) income	$(14,823)	$152
Currency translation adjustments, net of income taxes	(3,778)	(1,564)
Comprehensive loss	$(18,601)	$(1,412)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Cash flows from:
Operating activities:
Net (loss) income	$(14,823)	$152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,759	4,749
Stock-based compensation	2,178	2,564
Provisions for bad debts, net of recoveries	(15)	(100)
Loss on disposal of assets	10	57
Provision for excess and obsolete inventory	204	896
Deferred income tax benefit	(2,326)	8
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	16,084	12,410
Inventories	1,795	(10,908)
Prepaid expenses and other current assets	7,408	4,463
(Decrease) Increase in:
Accounts payable and accrued liabilities	4,756	(9,172)
Income taxes payable	(1,389)	(1,323)
Customer deposits	(961)	(310)
Unearned service revenues	(365)	2,324
Net cash provided by operating activities	16,315	5,810
Investing activities:
Purchases of property and equipment	(757)	(1,543)
Proceeds from sale of investments	9,000	—
Payments for intangible assets	(435)	(529)
Net cash provided by (used in) investing activities	7,808	(2,072)
Financing activities:
Payments on finance leases	(82)	(90)
Payments of contingent consideration for acquisitions	—	(250)
Payments for taxes related to net share settlement of equity awards	(1,581)	(1,138)
Proceeds from issuance of stock related to stock option exercises	2,802	292
Net cash provided by (used in) financing activities	1,139	(1,186)
Effect of exchange rate changes on cash and cash equivalents	(1,656)	(639)
Increase in cash and cash equivalents	23,606	1,913
Cash and cash equivalents, beginning of period	133,634	108,783
Cash and cash equivalents, end of period	$157,240	$110,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864		(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2014-09				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588
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
Since the fourth quarter of 2016 to the fourth quarter of 2019, we had operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. As discussed in our Quarterly Report on Form 10-Q for the third quarter of 2019, our new management team, led by our new Chief Executive Officer (“CEO”), formulated and began to implement a new comprehensive strategic plan for our business. As part of our strategic planning process, we identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. In the fourth quarter of 2019, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers and re-evaluated our hardware product portfolio.
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
Reclassification and Related Changes to Presentation
Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period presentation:
•Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation, as set forth in the following table;

•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following table;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following table; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following table.

For the three months ended, March 31, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$68,800	$—	$—	$2,777	$71,577
Service	24,817	—	—	(2,777)	22,040
Total sales	$93,617	$—	$—	$—	$93,617

Cost of Sales
Product	$26,128	$1,176	$—	$647	$27,951
Service	12,470	824	—	(647)	12,647
Total cost of sales	$38,598	$2,000	$—	$—	$40,598

Operating Expenses
Selling, general and administrative	$—	$1,043	$39,977	$—	$41,020
Selling and marketing	26,753	—	(26,753)	—	—
General and administrative	13,224	—	(13,224)	—	—
Depreciation and amortization	4,749	(4,749)	—	—	—
Research and development	9,935	1,706	—	—	11,641
Total operating expenses	$54,661	$(2,000)	$—	$—	$52,661

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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying December 31, 2019 condensed consolidated balance sheet has been derived from those audited consolidated financial statements. As described in Note 1 – Description of Business, commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three months ended March 31, 2020 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We are currently assessing the impact of this new standard on our condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replaced the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We performed an analysis to identify the Company's financial instruments which would be impacted by the promulgated amendment and identified both our trade receivables and our U.S. Treasury Bill investments. We adopted ASU 2016-13 prospectively, effective January 1, 2020, by evaluating the qualitative and quantitative characteristics of our credit-based customer portfolio. We extend credit to a customer based on an evaluation of the customer’s financial condition and, generally, collateral is not required. Trade receivables are generally due within 30 to 90 days and accounts outstanding longer than the contractual payment terms are considered past due. As part of our analysis, we calculated an allowance for all trade receivables based on our review of historical trends and future expectations for the regions we sell within, current outstanding customer balances, and the length of time balances have been outstanding. We also evaluated an allowance for our U.S. Treasury Bill investments but as they are low risk and short-term, these allowances were approximated to be zero. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We early adopted this guidance in fiscal 2019. The adoption of ASU 2017-04 did not did not have a material impact on our condensed consolidated financial statements.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended March 31,
	2020	2019
Product sales
Product transferred to customers at a point in time	$53,554	$68,975
Product transferred to customers over time	2,971	2,603
	$56,525	$71,578

	For the Three Months Ended March 31,
	2020	2019
Service sales
Service transferred to customers at a point in time	$10,996	$11,680
Service transferred to customers over time	11,994	10,359
	$22,990	$22,039

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended March 31,
	2020	2019
Total sales to external customers
United States	$33,091	$35,848
EMEA (1)	23,690	31,100
Other APAC (1)	15,487	15,042
China	4,748	8,295
Other Americas (1)	2,499	3,332
	$79,515	$93,617

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

We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2020, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2020. As of December 31, 2019, the deferred cost asset related to deferred commissions was approximately $3.1 million. For classification purposes, $2.1 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2019.
The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three months ended March 31, 2020, we recognized $12.2 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2019. During the three months ended March 31, 2019, we recognized $10.8 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2018.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both March 31, 2020 and March 31, 2019.
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
We have two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors (the “Board”). The 2009 Equity Incentive Plan (the “2009 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) that were underlying awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. No awards were outstanding under the 2004 Plan as of March 31, 2020, and no further grants will be made under the 2004 Plan or the 2009 Plan.

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
Our annual grants in both February 2020 and 2019 consisted of performance-based restricted stock units and time-based restricted stock units. The number of restricted stock units granted was based on the employee’s individual objectives, performance against operational metrics assigned to the employee and overall contribution to the Company over the last year.
For the stock-based awards granted in 2020 and 2019, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards vest at the end of the 3-year performance period if the applicable performance measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The performance-based restricted stock units granted in 2020 and 2019 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these performance-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
The Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during the three months ended March 31, 2020 and valued using the Monte Carlo Simulation valuation model was $80.38. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during the three months ended March 31, 2019 and valued using the Monte Carlo Simulation valuation model was $62.74. For performance-based restricted stock units granted during the three months ended March 31, 2020 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Risk-free interest rate	1.16%	2.48%
Expected dividend yield	—%	—%
Term	3 years	3 years
Expected volatility	40.0%	45.0%
Weighted-average expected volatility	40.0%	45.0%

The following table summarizes stock option activity and weighted-average exercise prices during the three months ended March 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2020
Outstanding at January 1, 2020	486,682	$52.37
Granted	—	—
Forfeited or expired	(9,740)	50.74
Exercised	(57,180)	39.18
Outstanding at March 31, 2020	419,762	$54.20	3.2	$1,000
Options exercisable at March 31, 2020	408,489	$54.00	2.0	$1,000

The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and March 31, 2019 was $1.0 million and $0.1 million, respectively. The fair value of stock options vested during the three months ended March 31, 2020 and March 31, 2019 was $0.8 million and $2.7 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted average grant-date fair values for the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	398,318	$49.53
Granted	167,161	66.77
Forfeited	(16,449)	48.67
Vested	(125,399)	39.16
Non-vested at March 31, 2020	423,631	$59.44

We recorded total stock-based compensation expense of $2.2 million and $2.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
As of March 31, 2020, there was $20.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cost of Sales
Product	$154	$153
Service	117	80
Total cost of sales	$271	$233
Operating Expenses
Selling, general and administrative	$1,523	$2,134
Research and development	382	197
Total operating expenses	$1,905	$2,331

NOTE 7 – SHORT-TERM INVESTMENTS
Short-term investments at March 31, 2020 were composed of U.S. Treasury Bills totaling $16.0 million maturing on June 11, 2020 carrying an interest rate of 1.4%. Short-term investments at December 31, 2019 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $8.9 million that matured on March 12, 2020 and $15.9 million maturing on June 11, 2020. The interest rates on the U.S. Treasury Bills held on December 31, 2019 that matured on March 12, 2020 and maturing on June 11, 2020 were 1.8%, and 1.4%, respectively. These investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before we recover their amortized cost bases.
NOTE 8 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2020	As of December 31, 2019
Accounts receivable	$62,268	$79,611
Allowance for credit losses	(3,434)	(3,449)
Total	$58,834	$76,162

Activity related to the allowance for credit losses was as follows:

Three Months Ended March 31, 2020
Beginning balance of the allowance for credit losses	$(3,449)
Current period provision for expected credit losses	(608)
Recoveries of amounts previously written off	623
Ending balance of the allowance for credit losses	$(3,434)

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
Inventories consist of the following:

	As of March 31, 2020	As of December 31, 2019
Raw materials	$32,659	$36,956
Finished goods	22,385	21,598
Inventories, net	$55,044	$58,554

Service and sales demonstration inventory, net	$34,355	$33,349

NOTE 10 – (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. Diluted (loss) earnings per share is computed by also considering the impact of potential common stock on both net (loss) income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2020, there were approximately 676,232 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three ended March 31, 2019, there were approximately 372,326 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic (loss) earnings per share	17,616,964	$(0.84)	17,280,365	$0.01
Effect of dilutive securities	—	—	588,451	—
Diluted (loss) earnings per share	17,616,964	$(0.84)	17,868,816	$0.01

NOTE 11 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2020	As of December 31, 2019
Accrued compensation and benefits	$11,734	$15,366
Accrued restructuring costs	12,761	—
Accrued warranties	2,044	2,090
Professional and legal fees	1,609	1,793
Taxes other than income	2,440	4,077
General services administration contract contingent liability (see Note 14)	12,034	11,886
Other accrued liabilities	1,738	2,860
	$44,360	$38,072

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance, beginning of period	$2,090	$2,571
Provision for warranty expense	659	878
Fulfillment of warranty obligations	(705)	(975)
Balance, end of period	$2,044	$2,474

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

	As of March 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733
	As of December 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones and is reported in current accrued liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $2.2 million as of March 31, 2020.
NOTE 13 – RESTRUCTURING
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which includes decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan.
These activities are expected to be substantially completed by the end of 2021. In total, we estimate the implementation of the Restructuring Plan will result in first half 2020 pre-tax charges of approximately $26 million to $36 million, which are in addition to the pre-tax charges of approximately $49 million recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020 primarily consisting of severance and related benefits. We estimate total additional pre-tax charges of $13 million to $26 million for the remainder of fiscal year 2020.
At this time, we are continuing to evaluate the future key activities by which these additional charges will originate. Actual results, including the costs of the Restructuring Plan, may differ materially from our expectations, resulting in our inability to realize the expected benefits of the Restructuring Plan and our new strategic plan and negatively impacting our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.

In connection with the Restructuring Plan, we paid $0.9 million during the first quarter 2020 primarily consisting of severance and related benefits. We expect an additional $17 million to $21 million of cash payments to be made for the remainder of fiscal year 2020 related to the Restructuring Plan. Activity related to the accrued restructuring charge and cash payments during the first quarter was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,956	732	13,688
Cash payments	(853)	(74)	(927)
Balance at March 31, 2020	12,103	658	12,761

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2020, we had approximately $54.0 million in purchase commitments that are expected to be delivered within the next 12 months.
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
As a result of the GSA Matter, for the fourth quarter 2018, we reduced our total sales by a $4.8 million estimated cumulative sales adjustment, representative of the last six years of estimated overcharges to the Government under the GSA Contracts. In addition, for the fourth quarter of 2018, we recorded $0.5 million of imputed interest related to the estimated cumulative sales adjustment, which increased Interest expense, net and resulted in an estimated total liability of $5.3 million for the GSA Matter. This adjustment was based on our preliminary review as of February 20, 2019, the date of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, in first quarter 2019, we recorded an additional $0.1 million of imputed interest related to the estimated cumulative sales adjustment.
On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the Review conducted by our outside legal counsel and forensic accountants. Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.7 million of imputed interest related to the estimated cumulative sales adjustment for the remainder of 2019, which increased Interest expense, net and resulted in a $6.5 million total incremental increase in the estimated total liability for the GSA Matter. We recorded an incremental $0.1 million of imputed interest related to the estimated cumulative sales adjustment for the first quarter of 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $12.0 million.

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

NOTE 15 – LEASES
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$2,055	$1,969

Finance lease cost:
Amortization of ROU assets	$82	$92
Interest on lease liabilities	$9	$12
Total finance lease cost	$91	$104

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended March 31, 2020 and March 31, 2019 was less than $0.1 million and $0.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use asset	$16,534	$18,418

Current operating lease liability	$5,617	$6,349
Operating lease liability - less current portion	12,382	13,272
Total operating lease liability	$17,999	$19,621

Finance leases:
Property and equipment, at cost	$1,553	$1,870
Accumulated depreciation	(890)	(1,150)
Property and equipment, net	$663	$720

Current finance lease liability	$330	$325
Finance lease liability - less current portion	363	426
Total finance lease liability	$693	$751

Weighted Average Remaining Lease Term (in years):
Operating leases	4.42	4.48
Finance leases	2.36	2.48

Weighted Average Discount Rate:
Operating leases	5.28%	5.10%
Finance leases	5.06%	5.09%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,098	$2,029
Operating cash flows from finance leases	$9	$12
Financing cash flows from finance leases	$82	$90

ROU assets obtained in exchange for lease obligations:
Operating leases	$395	$5,400

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2020 (excluding the first 3 months)	$5,270	$269
2021	4,012	320
2022	3,139	93
2023	2,829	43
2024	2,700	12
Thereafter	2,354	—
Total lease payments	$20,304	$737
Less imputed interest	(2,305)	(44)
Total	$17,999	$693

NOTE 16 – SUBSEQUENT EVENTS
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has surfaced in every country of our global operating footprint. We are not able to forecast the impact that COVID-19 will have on our revenues, operations, business and financial position due to many uncertainties. We will continue to assess the impact of COVID-19, including future events and developments, such as the duration and magnitude of the outbreak, impact on our suppliers and customers, the demand for our products and services, and whether the pandemic leads to recessionary conditions in any of our key markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
•the effect of the COVID-19 pandemic, including on our business operations, as well as its impact on general economic and financial market conditions;
•our inability to realize the intended benefits of our undertaking to transition to a company that is reorganized around functions to improve the efficiency of our sales organization and to improve operational effectiveness;
•our inability to successfully execute our new strategic plan and restructuring plan, including but not limited to additional impairment charges and/or higher than expected severance costs and exist costs, and our inability to realize the expected benefits of such plans;
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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and risks identified on this Quarterly Report on Form 10-Q.

Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement and imaging solutions. This technology permits high-precision 3D measurement, imaging and comparison of parts and complex structures within production and quality assurance processes. Our devices are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, as well as for investigation and reconstruction of accident sites or crime scenes. We sell the majority of our products through a direct sales force across a broad number of customers in a range of manufacturing, industrial, architecture, surveying, building information modeling, construction, public safety forensics, cultural heritage, and other applications. Our FaroArm®, FARO ScanArm®, FARO Laser TrackerTM, FARO Laser Projector, and their companion CAM2®, BuildIT, and BuildIT Projector software solutions, provide for Computer-Aided Design (“CAD”) based inspection, factory-level statistical process control, high-density surveying, and laser-guided assembly and production. Together, these products integrate the measurement, quality inspection, and reverse engineering functions with CAD and 3D software to improve productivity, enhance product quality, and decrease rework and scrap in the manufacturing process, mainly supporting applications in the automotive, aerospace, metal and machine fabrication and other industrial manufacturing markets. Our FARO Focus and FARO ScanPlan laser scanners, and their companion FARO SCENE, BuildIT, FARO As-BuiltTM, and FARO Zone public safety forensics software offerings, are utilized for a wide variety of 3D modeling, documentation and high-density surveying applications primarily in the architecture, engineering, and construction and public safety markets. Our FARO ScanArm® and its companion SCENE software also enable a fully digital workflow used to capture real world geometry for the purpose of empowering design, enabling innovation, and speeding up the design cycle.
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the three months ended March 31, 2020.
Change in Organizational Structure and Segment Reporting
From the fourth quarter of 2016 through the fourth quarter of 2019, we operated in five market verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. As discussed in our Quarterly Report on Form 10-Q for the third quarter of 2019, our new management team, led by our new Chief Executive Officer (“CEO”), formulated and began to implement a new comprehensive strategic plan for our business. As part of our strategic planning process, we identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. In the fourth quarter of 2019, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers and re-evaluated our hardware product portfolio. We also began to focus on other organizational optimization efforts, including the simplification of our overly complex management structure.

As part of our new strategic plan, and based on the recommendation of our CEO, who is also our Chief Operating Decision Maker (“CODM”), in the fourth quarter of 2019, we eliminated our vertical operating structure and reorganized the Company into a functional structure. Our executive leadership team is now comprised of global functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. We no longer have separate business units, or segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Instead, our CODM now allocates resources and evaluates performance on a Company-wide basis. Based on these changes, commencing with the fourth quarter of 2019, we now report as one reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety.
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
In addition to the implementation of our new strategic plan, on February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which includes decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan.
These activities are expected to be substantially completed by the end of 2021. We estimate the Restructuring Plan will reduce gross annual pre-tax expenses by approximately $40 million, to be realized in the fourth quarter of 2020 on an annualized basis. In total, we estimate the implementation of the Restructuring Plan will result in first half 2020 pre-tax charges of approximately $26 million to $36 million, which are in addition to the pre-tax charges of approximately $49 million recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020 primarily consisting of severance and related benefits. We estimate an additional $13 million to $26 million of pre-tax charges during the remainder of fiscal year 2020.
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
Reclassification and Related Changes to Presentation
Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period presentation:
•Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in our statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three months ended March 31, 2020 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.

•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following table;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following table; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three months ended March 31, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following table.

For the three months ended, March 31, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$68,800	$—	$—	$2,777	$71,577
Service	24,817	—	—	(2,777)	22,040
Total sales	$93,617	$—	$—	$—	$93,617

Cost of Sales
Product	$26,128	$1,176	$—	$647	$27,951
Service	12,470	824	—	(647)	12,647
Total cost of sales	$38,598	$2,000	$—	$—	$40,598

Operating Expenses
Selling, general and administrative	$—	$1,043	$39,977	$—	$41,020
Selling and marketing	26,753	—	(26,753)	—	—
General and administrative	13,224	—	(13,224)	—	—
Depreciation and amortization	4,749	(4,749)	—	—	—
Research and development	9,935	1,706	—	—	11,641
Total operating expenses	$54,661	$(2,000)	$—	$—	$52,661

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

	Three months ended March 31,
(dollars in thousands)	2020	% of Sales	2019	% of Sales
Sales
Product	$56,525	71.1%	$71,577	76.5%
Service	22,990	28.9%	22,040	23.5%
Total sales	79,515	100.0%	93,617	100.0%
Cost of Sales
Product	23,066	29.0%	27,951	29.9%
Service	12,576	15.8%	12,647	13.5%
Total cost of sales	35,642	44.8%	40,598	43.4%
Gross Profit	43,873	55.2%	53,019	56.6%
Operating Expenses
Selling, general and administrative	36,324	45.7%	41,020	43.8%
Research and development	10,415	13.1%	11,641	12.4%
Restructuring costs	13,688	17.2%	—	—%
Total operating expenses	60,427	76.0%	52,661	56.3%
(Loss) income from operations	(16,554)	(20.8)%	358	0.4%
Other (income) expense
Interest expense (income), net	34	—%	(144)	(0.2)%
Other expense, net	473	0.6%	195	0.2%
(Loss) income before income tax (benefit) expense	(17,061)	(21.5)%	307	0.3%
Income tax (benefit) expense	(2,238)	(2.8)%	155	0.2%
Net (loss) income	$(14,823)	(18.6)%	$152	0.2%

Consolidated Results
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Sales. Total sales decreased by $14.1 million, or 15.1%, to $79.5 million for the three months ended March 31, 2020 from $93.6 million for the three months ended March 31, 2019. Total product sales decreased by $15.1 million, or 21.0%, to $56.5 million for the three months ended March 31, 2020 from $71.6 million for the three months ended March 31, 2019. Our product sales decreased primarily due to the continuing market softness in many of our served markets, along with deterioration in the macro-economic environment and orders pushed out in March due to COVID-19 uncertainty. Service revenue increased by $1.0 million, or 4.3%, to $23.0 million for the three months ended March 31, 2020 from $22.0 million for the three months ended March 31, 2019, primarily due to an increase in warranty revenue driven by the growth of our installed base and our focused sales initiatives to maintain customer relationships after the initial purchase of our measurement devices. Foreign exchange rates had a negative impact on total sales of $1.2 million, increasing the percent that our overall sales declined by approximately 1.3 percentage points, primarily due to the weakening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit decreased by $9.1 million, or 17.3%, to $43.9 million for the three months ended March 31, 2020 from $53.0 million for the three months ended March 31, 2019, and gross margin decreased to 55.2% for the three months ended March 31, 2020 from 56.6% for the three months ended March 31, 2019, primarily due to a negative impact from hardware product mix, partially offset by a positive impact from software product mix driven by a shift from third party to FARO owned software product sales. Gross margin from product revenue decreased by 1.7 percentage points to 59.2% for the three months ended March 31, 2020 from 60.9% for the prior year period primarily due to the aforementioned shifts in mix. Gross margin from service revenue increased by 2.7 percentage points to 45.3% for the three months ended March 31, 2020 from 42.6% for the prior year period, primarily due to the aforementioned increase in service revenue with relatively consistent fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.7 million, or 11.4%, to $36.3 million for the three months ended March 31, 2020 from $41.0 million for the three months ended March 31, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense was driven by lower product sales. Selling, general and administrative expenses as a percentage of sales increased to 45.7% for the three months ended March 31, 2020, compared with 43.8% of sales for the three months ended March 31, 2019. Our worldwide period-ending selling, general and administrative headcount decreased by 169, or 16.4%, to 861 at March 31, 2020, from 1,030 at March 31, 2019.
Research and development expenses. Research and development expenses decreased by $1.2 million, or 10.5%, to $10.4 million for the three months ended March 31, 2020 from $11.6 million for the three months ended March 31, 2019. This decrease was mainly driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan. Research and development expenses as a percentage of sales increased to 13.1% for the three months ended March 31, 2020 from 12.4% for the three months ended March 31, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the three months ended March 31, 2020 were $13.7 million primarily consisting of severance and related benefits charges.
Interest expense (income), net. We recorded interest expense, net of less than $0.1 million for the three months ended March 31, 2020 and interest income, net of $0.1 million the three months ended March 31, 2019.
Other expense, net. For the three months ended March 31, 2020, other expense increased by $0.3 million to $0.5 million from $0.2 million for the three months ended March 31, 2019. These amounts were primarily driven by the effect of foreign exchange rates on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax (benefit) expense. For the three months ended March 31, 2020, we recorded an income tax benefit of $2.2 million compared with income tax expense of $0.2 million for the three months ended March 31, 2019. Our effective tax rate was (13.1%) for the three months ended March 31, 2020 compared with (50.5%) in the prior year period. The change in our income tax (benefit) expense was primarily due to a pretax loss during the first quarter of 2020 compared to pretax income in the same period of 2019. The change in our effective tax rate was primarily due to the impact of valuation allowances on our deferred tax assets that were established in many our our foreign jurisdictions during the fourth quarter of 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss (income). Our net loss was $14.8 million for the three months ended March 31, 2020 compared with net income of $0.2 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $23.6 million to $157.2 million at March 31, 2020 from $133.6 million at December 31, 2019. The increase was primarily driven by net cash provided by operating and investing activities. Cash provided by operating activities was $16.3 million during the three months ended March 31, 2020, compared to $5.8 million of cash provided by operations during the three months ended March 31, 2019. The increase was mainly due to changes in working capital accounts, primarily a decrease in accounts receivable, an increase in accrued liabilities driven by severance and related benefit charges as a result of our restructuring plan and a decrease in our inventories.
Cash provided by investing activities during the three months ended March 31, 2020 was $7.8 million compared to cash used in investing activities of $2.1 million during the three months ended March 31, 2019. The change was primarily due to the maturity of U.S. Treasury Bills amounting to $9.0 million during the three months ended March 31, 2020 without such activity during the three months ended March 31, 2019.
Cash provided by financing activities was $1.1 million during the three months ended March 31, 2020 compared to cash used in financing activities of $1.2 million for the three months ended March 31, 2019. The change was primarily due to $2.8 million in cash received from the exercise of employee stock options during the three months ended March 31, 2020 compared to $0.3 million during the three months ended March 31, 2019.
Of our cash and cash equivalents, $91.9 million was held by foreign subsidiaries as of March 31, 2020. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2020 under this program. As of March 31, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2020, we had $54.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 19, 2020. As of March 31, 2020, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2020, 58% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 38% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the three months ended March 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and in this Item 1A before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. Except as set forth below, as of March 31, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019:
The risk factor entitled “Our operations are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.” has been updated to read as follows:
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. Our operations are significantly vulnerable to the effects of pandemics, such as COVID-19, which have, and could continue to materially impact our business.
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 outbreak that has surfaced in every country of our global operating footprint. The impact of COVID-19, including disruptions to our business, changes in consumer behaviors, restrictions on individual and business activities, changes in consumer behavior, and financial liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses.
In response to mandates ordered by global government authorities, our non-manufacturing and technical service personnel have been ordered to work from home beginning in March 2020. Our global manufacturing operations, including facilities located in Exton, Pennsylvania, Lake Mary, Florida, Germany, Switzerland and Singapore have been designated as essential business and therefore continue to operate. In the best interest of our employees and regions in which our teams operate, we have implemented significant preventative measures to ensure the health and safety of our employees, including temperature screenings prior to entering our plants, enforcement of safe distancing between employees within our plants, encouragement that employees wash hands often, and stay-at-home measures if symptoms of COVID-19 arise during work hours or prior to entering our plants.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the outbreak, impact on our suppliers and customers, the demand for our products and services, and whether the pandemic leads to recessionary conditions in any of our key markets. Additionally, our supply and distribution chains may be disrupted or their operations discontinued permanently. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. In 2020, we expect our business, financial condition and results of operations to be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2020 under this program. As of March 31, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

INDEX TO EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed March 27, 2020 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

10.1	Transition and Separation Agreement by and between FARO Technologies, Inc. and Jody S. Gale, dated February 25, 2020.

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

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*  - Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: April 28, 2020	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)