Form 10-Q
period 2020-06-30
FARO TECHNOLOGIES INC
filed 2020-08-04
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

There were 17,782,205 shares of the registrant’s common stock outstanding as of July 31, 2020.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$173,700	$133,634
Short-term investments	—	24,870
Accounts receivable, net	48,113	76,162
Inventories, net	53,425	58,554
Prepaid expenses and other current assets	20,795	28,996
Total current assets	296,033	322,216
Non-current assets:
Property, plant and equipment, net	22,507	26,954
Operating lease right-of-use asset	14,684	18,418
Goodwill	49,184	49,704
Intangible assets, net	12,744	14,471
Service and sales demonstration inventory, net	34,130	33,349
Deferred income tax assets, net	21,153	18,766
Other long-term assets	2,872	2,964
Total assets	$453,307	$486,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,067	$13,718
Accrued liabilities	42,975	38,072
Income taxes payable	1,258	5,182
Current portion of unearned service revenues	36,480	39,211
Customer deposits	3,451	3,108
Lease liability	4,904	6,674
Total current liabilities	101,135	105,965
Unearned service revenues - less current portion	19,582	20,578
Lease liability - less current portion	11,651	13,698
Deferred income tax liabilities	285	357
Income taxes payable - less current portion	12,058	13,177
Other long-term liabilities	35	1,075
Total liabilities	144,746	154,850
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,168,021 and 18,988,379 issued, respectively; 17,769,580 and 17,576,618 outstanding, respectively	19	19
Additional paid-in capital	273,325	267,868
Retained earnings	89,124	112,879
Accumulated other comprehensive loss	(22,865)	(17,399)
Common stock in treasury, at cost; 1,398,441 and 1,411,761 shares, respectively	(31,042)	(31,375)
Total shareholders’ equity	308,561	331,992
Total liabilities and shareholders’ equity	$453,307	$486,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales
Product	$42,259	$71,045	$98,784	$142,622
Service	18,305	22,446	41,295	44,486
Total sales	60,564	93,491	140,079	187,108
Cost of Sales
Product	21,333	30,505	44,399	58,456
Service	10,335	12,246	22,911	24,893
Total cost of sales	31,668	42,751	67,310	83,349
Gross Profit	28,896	50,740	72,769	103,759
Operating Expenses
Selling, general and administrative	30,036	45,007	66,360	86,027
Research and development	10,186	10,626	20,601	22,267
Restructuring costs	636	—	14,324	—
Total operating expenses	40,858	55,633	101,285	108,294
Loss from operations	(11,962)	(4,893)	(28,516)	(4,535)
Other expense
Interest expense, net	212	240	246	96
Other expense, net	117	1,689	590	1,884
Loss before income tax benefit	(12,291)	(6,822)	(29,352)	(6,515)
Income tax benefit	(3,359)	(417)	(5,597)	(262)
Net loss	$(8,932)	$(6,405)	$(23,755)	$(6,253)
Net loss per share - Basic	$(0.50)	$(0.37)	$(1.34)	$(0.36)
Net loss per share - Diluted	$(0.50)	$(0.37)	$(1.34)	$(0.36)
Weighted average shares - Basic	17,747,739	17,333,996	17,710,014	17,323,479
Weighted average shares - Diluted	17,747,739	17,333,996	17,710,014	17,323,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(8,932)	$(6,405)	$(23,755)	$(6,253)
Currency translation adjustments, net of income taxes	(1,688)	1,263	(5,466)	(301)
Comprehensive loss	$(10,620)	$(5,142)	$(29,221)	$(6,554)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Cash flows from:
Operating activities:
Net loss	$(23,755)	$(6,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,209	9,322
Stock-based compensation	4,345	5,316
Provisions for bad debts, net of recoveries	680	2
Loss on disposal of assets	299	348
Provision for excess and obsolete inventory	479	1,481
Deferred income tax benefit	(2,404)	(11)
Impairment charge on equity method investment	—	1,535
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	26,180	14,442
Inventories	892	(9,687)
Prepaid expenses and other current assets	11,347	2,282
Increase (Decrease) in:
Accounts payable and accrued liabilities	(1,395)	(1,466)
Income taxes payable	(5,058)	(3,119)
Customer deposits	384	(446)
Unearned service revenues	(3,139)	3,998
Net cash provided by operating activities	16,064	17,744
Investing activities:
Purchases of property and equipment	(1,533)	(3,693)
Proceeds from sale of investments	25,000	—
Proceeds from asset sales	643	—
Payments for intangible assets	(673)	(1,233)
Net cash provided by (used in) investing activities	23,437	(4,926)
Financing activities:
Payments on finance leases	(160)	(187)
Payments of contingent consideration for acquisitions	—	(250)
Payments for taxes related to net share settlement of equity awards	(2,409)	(1,440)
Proceeds from issuance of stock related to stock option exercises	3,854	735
Net cash provided by (used in) financing activities	1,285	(1,142)
Effect of exchange rate changes on cash and cash equivalents	(720)	145
Increase in cash and cash equivalents	40,066	11,821
Cash and cash equivalents, beginning of period	133,634	108,783
Cash and cash equivalents, end of period	$173,700	$120,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790
Net loss				(8,932)			(8,932)
Currency translation adjustment					(1,688)		(1,688)
Stock-based compensation			2,167				2,167
Common stock issued, net of shares withheld for employee taxes	51,401		218			6	224
BALANCE JUNE 30, 2020	17,769,580	$19	$273,325	$89,124	$(22,865)	$(31,042)	$308,561

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864		(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2014-09				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588
Net income				(6,405)			(6,405)
Currency translation adjustment					1,263		1,263
Stock-based compensation			2,752				2,752
Common stock issued, net of shares withheld for employee taxes	21,187		114			27	141
BALANCE JUNE 30, 2019	17,339,062	$19	$255,706	$168,773	$(18,784)	$(31,375)	$374,339
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
Since the fourth quarter of 2016 to the fourth quarter of 2019, we had operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. As discussed in our Quarterly Report on Form 10-Q for the third quarter of 2019, our new management team, led by our new Chief Executive Officer (“CEO”), formulated and began to implement a new comprehensive strategic plan for our business. As part of our strategic planning process, we identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. In the fourth quarter of 2019, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers and re-evaluated our hardware product portfolio. In the second quarter of 2020, we disposed of our Photonics business and 3D Design related assets obtained from our acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”).
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
Reclassification and Related Changes to Presentation
Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation:
•Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation, as set forth in the following table;

•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following table;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following table; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following table.

For the three months ended, June 30, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$67,992	$—	$—	$3,053	$71,045
Service	25,499	—	—	(3,053)	22,446
Total sales	$93,491	$—	$—	$—	$93,491

Cost of Sales
Product	$29,037	$796	$—	$672	$30,505
Service	12,135	783	—	(672)	12,246
Total cost of sales	$41,172	$1,579	$—	$—	$42,751

Operating Expenses
Selling, general and administrative	$—	$1,459	$43,548	$—	$45,007
Selling and marketing	29,124	—	(29,124)	—	—
General and administrative	14,424	—	(14,424)	—	—
Depreciation and amortization	4,573	(4,573)	—	—	—
Research and development	9,091	1,535	—	—	10,626
Total operating expenses	$57,212	$(1,579)	$—	$—	$55,633

For the six months ended, June 30, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$136,792	$—	$—	$5,830	$142,622
Service	50,316	—	—	(5,830)	44,486
Total sales	$187,108	$—	$—	$—	$187,108

Cost of Sales
Product	$55,165	$1,972	$—	$1,319	$58,456
Service	24,605	1,607	—	(1,319)	24,893
Total cost of sales	$79,770	$3,579	$—	$—	$83,349

Operating Expenses
Selling, general and administrative	$—	$2,502	$83,525	$—	$86,027
Selling and marketing	55,877	—	(55,877)	—	—
General and administrative	27,648	—	(27,648)	—	—
Depreciation and amortization	9,322	(9,322)	—	—	—
Research and development	19,026	3,241	—	—	22,267
Total operating expenses	$111,873	$(3,579)	$—	$—	$108,294

The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of Sales
Product	$41	$160	$195	$313
Service	52	108	169	188
Total cost of sales	$93	$268	$364	$501

Operating Expenses
Selling, general and administrative	$1,617	$2,172	$3,140	$4,306
Research and development	459	312	841	509
Total operating expenses	$2,076	$2,484	$3,981	$4,815

COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has surfaced in virtually every country of our global operating footprint. During the second quarter of 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. Although COVID-19 has negatively impacted demand for our products and services overall, the global pandemic also has provided us with the opportunity to adapt to a virtual environment and to capitalize on our existing virtual sales demonstration infrastructure which we have had in place for several years. There has been an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.
We continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health and safety of our employees and customers, as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, remote work policies, maintaining employee distancing and enhanced sanitation of all of our facilities;
•Monitoring of our liquidity, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and scrutinization of our capital expenditures; and
•Continuously reviewing our financial strategy to strengthen financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $173.7 million and no debt as of June 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries that have begun to recover from the early impact of the pandemic and actions taken by governments in response to future resurgence, that are highly uncertain and not able to be predicted will determine the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions. See Item 1A, Risk Factors, included in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks related to COVID-19.
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020 or any future period.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replaced the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We performed an analysis to identify the Company's financial instruments which would be impacted by the promulgated amendment and identified both our trade receivables and our U.S. Treasury Bill investments. We adopted ASU 2016-13 prospectively, effective January 1, 2020, by evaluating the qualitative and quantitative characteristics of our credit-based customer portfolio. We extend credit to a customer based on an evaluation of the customer’s financial condition and, generally, collateral is not required. Trade receivables are generally due within 30 to 90 days and accounts outstanding longer than the contractual payment terms are considered past due. As part of our analysis, we calculated an allowance for all trade receivables based on our review of historical trends and future expectations for the regions we sell within, current outstanding customer balances, and the length of time balances have been outstanding. We also evaluated an allowance for our U.S. Treasury Bill investments but as they were low risk and short-term, these allowances were approximated to be zero. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

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

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended June 30,
	2020	2019
Product sales
Product transferred to customers at a point in time	$39,209	$68,202
Product transferred to customers over time	3,050	2,843
	$42,259	$71,045

	For the Six Months Ended June 30,
	2020	2019
Product sales
Product transferred to customers at a point in time	$92,764	$137,176
Product transferred to customers over time	6,020	5,446
	$98,784	$142,622

	For the Three Months Ended June 30,
	2020	2019
Service sales
Service transferred to customers at a point in time	$6,649	$11,609
Service transferred to customers over time	11,656	10,837
	$18,305	$22,446

	For the Six Months Ended June 30,
	2020	2019
Service sales
Service transferred to customers at a point in time	$17,644	$23,290
Service transferred to customers over time	23,651	21,196
	$41,295	$44,486

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended June 30,
	2020	2019
Total sales to external customers
United States	$24,445	$35,161
EMEA (1)	16,720	30,030
Other APAC (1)	10,582	15,387
China	7,485	8,961
Other Americas (1)	1,332	3,952
	$60,564	$93,491

	For the Six Months Ended June 30,
	2020	2019
Total sales to external customers
United States	$57,536	$71,009
EMEA (1)	40,410	61,130
Other APAC (1)	26,069	30,429
China	12,233	17,256
Other Americas (1)	3,831	7,284
	$140,079	$187,108

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2020, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2020. As of December 31, 2019, the deferred cost asset related to deferred commissions was approximately $3.1 million. For classification purposes, $2.1 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2019.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three and six months ended June 30, 2020, we recognized $9.8 million and $22.0 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2019. During the three and six months ended June 30, 2019, we recognized $8.8 million and $19.7 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2018.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both June 30, 2020 and June 30, 2019.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – SHORT-TERM INVESTMENTS
We carried no short-term investments at June 30, 2020. Short-term investments at December 31, 2019 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $8.9 million that matured on March 12, 2020 and $15.9 million that matured on June 11, 2020. The interest rates on the U.S. Treasury Bills held on December 31, 2019 that matured on March 12, 2020 and June 11, 2020 were 1.8%, and 1.4%, respectively.
NOTE 7 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of As of June 30, 2020	As of As of December 31, 2019
Accounts receivable	$52,151	$79,611
Allowance for credit losses	(4,038)	(3,449)
Total	$48,113	$76,162

Activity related to the allowance for credit losses was as follows:

Six Months Ended June 30, 2020
Beginning balance of the allowance for credit losses	$(3,449)
Current period provision for expected credit losses	(1,237)
Recoveries of amounts previously written off	648
Ending balance of the allowance for credit losses	$(4,038)

NOTE 8 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out ("FIFO") method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force for demonstrations and held for sale; and 3) service inventory - completed product and parts used to support our service department and held for sale. Shipping and handling costs are classified as a component of Cost of Sales in our condensed consolidated statements of operations. Sales demonstration inventory is held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins. Service inventory is used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining life, typically three years.
Inventories consist of the following:

	As of June 30, 2020	As of December 31, 2019
Raw materials	$33,151	$36,956
Finished goods	20,274	21,598
Inventories, net	$53,425	$58,554

Service and sales demonstration inventory, net	$34,130	$33,349

NOTE 9 – LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by also considering the impact of potential common stock on net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and six months ended June 30, 2020, there were approximately 767,458 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2019, there were approximately 702,202 shares issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.

A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,747,739	$(0.50)	17,333,996	$(0.37)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,747,739	$(0.50)	17,333,996	$(0.37)

	Six Months Ended
	June 30, 2020		June 30, 2019
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,710,014	$(1.34)	17,323,479	$(0.36)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,710,014	$(1.34)	17,323,479	$(0.36)

NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2020	As of December 31, 2019
Accrued compensation and benefits	$12,501	$15,366
Accrued restructuring costs	7,072	—
Accrued warranties	1,622	2,090
Professional and legal fees	2,220	1,793
Taxes other than income	2,765	4,077
General services administration contract contingent liability (see Note 13)	12,891	11,886
Other accrued liabilities	3,904	2,860
	$42,975	$38,072

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Balance, beginning of period	$2,090	$2,571
Provision for warranty expense	1,174	1,855
Fulfillment of warranty obligations	(1,642)	(1,982)
Balance, end of period	$1,622	$2,444

NOTE 11 – FAIR VALUE MEASUREMENTS
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

	As of June 30, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733
	As of December 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones and is reported in current accrued liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.2 million as of June 30, 2020.
NOTE 12 – RESTRUCTURING
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
These activities are expected to be substantially completed by the end of 2021. Pre-tax charges of approximately $49 million were recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020 and $0.6 million during the second quarter primarily consisting of severance and related benefits, professional fees and other related charges and costs related to the disposal of our Photonics business and 3D Design related assets. We received $0.6 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the current quarter. We estimate total additional pre-tax charges of $12 million to $22 million for the remainder of fiscal year 2020.
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

In connection with the Restructuring Plan, we paid $0.9 million during the first quarter 2020 and $4.5 million during the second quarter of 2020 primarily consisting of severance and related benefits. We expect an additional $11 million to $15 million of cash payments to be made for the remainder of fiscal year 2020 related to the Restructuring Plan. Activity related to the accrued restructuring charge and cash payments during the first half of 2020 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,400	1,574	13,974
Cash payments	(5,379)	(1,523)	(6,902)
Balance at June 30, 2020	7,021	51	7,072

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2020, we had approximately $48.1 million in purchase commitments that are expected to be delivered within the next 12 months.
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

In January 2020, we received requests for additional information from the GSA and its Office of Inspector General to which we corresponded through June 2020. As a result of this continuing investigation, we reduced our total sales for the second quarter 2020 by an incremental $0.6 million sales adjustment, reflecting an estimated aggregate overcharge of $11.2 million under the GSA Contracts for the period from July 2011 to June 2020. We are working with the GSA in responding to any additional inquiries arising from the investigation. We recorded an incremental $0.2 million of imputed interest related to the estimated cumulative sales adjustment for the second quarter of 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $12.9 million.
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

NOTE 14 – LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within three months. We do not participate in any material subleasing activity.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$2,006	$2,029	$4,061	$3,997

Finance lease cost:
Amortization of ROU assets	$78	$98	$160	$190
Interest on lease liabilities	$8	$12	$17	$24
Total finance lease cost	$86	$110	$177	$214

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended June 30, 2020 and June 30, 2019 were both less than $0.1 million. Our short-term lease cost for the six months ended June 30, 2020 and June 30, 2019 was less than $0.1 million and $0.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use asset	$14,684	$18,418

Current operating lease liability	$4,591	$6,349
Operating lease liability - less current portion	11,422	13,272
Total operating lease liability	$16,013	$19,621

Finance leases:
Property and equipment, at cost	$1,786	$1,870
Accumulated depreciation	(1,301)	(1,150)
Property and equipment, net	$485	$720

Current finance lease liability	$313	$325
Finance lease liability - less current portion	229	426
Total finance lease liability	$542	$751

Weighted Average Remaining Lease Term (in years):
Operating leases	4.41	4.48
Finance leases	2.12	2.48

Weighted Average Discount Rate:
Operating leases	5.31%	5.10%
Finance leases	5.06%	5.09%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,141	$4,110
Operating cash flows from finance leases	$17	$24
Financing cash flows from finance leases	$160	$187

ROU assets obtained in exchange for lease obligations:
Operating leases	$424	$5,916

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2020 (excluding the first 6 months)	$3,354	$168
2021	4,203	300
2022	3,269	82
2023	2,886	38
2024	2,699	12
Thereafter	2,354	—
Total lease payments	$18,765	$600
Less imputed interest	(2,752)	(58)
Total	$16,013	$542

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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the six months ended June 30, 2020.
COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has surfaced in virtually every country of our global operating footprint. During the second quarter of 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. Although COVID-19 has negatively impacted demand for our products and services overall, the global pandemic also has provided us with the opportunity to adapt to a virtual environment and to capitalize on our existing virtual sales demonstration infrastructure which we have had in place for several years. There has been an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.

We continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health and safety of our employees and customers, as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, remote work policies, maintaining employee distancing and enhanced sanitation of all of our facilities;
•Monitoring of our liquidity, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and scrutinization of our capital expenditures; and
•Continuously reviewing our financial strategy to strengthen financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $173.7 million and no debt as of June 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries that have begun to recover from the early impact of the pandemic and actions taken by governments in response to future resurgence, that are highly uncertain and not able to be predicted will determine the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions. See Item 1A, Risk Factors, included in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks related to COVID-19.
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
New Strategic Plan and Restructuring Plan
In addition to the reorganization of the Company’s structure, as part of our strategic planning process, we also evaluated our hardware product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we are simplifying our hardware product portfolio, ceasing to sell certain products and disposed of certain of our recent acquisitions.
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
These activities are expected to be substantially completed by the end of 2021. Pre-tax charges of approximately $49 million were recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;

•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020 and $0.6 million during the second quarter primarily consisting of severance and related benefits. We estimate total additional pre-tax charges of $12 million to $22 million for the remainder of fiscal year 2020.
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
Reclassification and Related Changes to Presentation
Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation:
•Commencing with the third quarter of 2019, depreciation and amortization expenses are being reported in our statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.
•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following tables;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following tables; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three and six months ended June 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following tables.

For the three months ended, June 30, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$67,992	$—	$—	$3,053	$71,045
Service	25,499	—	—	(3,053)	22,446
Total sales	$93,491	$—	$—	$—	$93,491

Cost of Sales
Product	$29,037	$796	$—	$672	$30,505
Service	12,135	783	—	(672)	12,246
Total cost of sales	$41,172	$1,579	$—	$—	$42,751

Operating Expenses
Selling, general and administrative	$—	$1,459	$43,548	$—	$45,007
Selling and marketing	29,124	—	(29,124)	—	—
General and administrative	14,424	—	(14,424)	—	—
Depreciation and amortization	4,573	(4,573)	—	—	—
Research and development	9,091	1,535	—	—	10,626
Total operating expenses	$57,212	$(1,579)	$—	$—	$55,633

For the six months ended, June 30, 2019
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$136,792	$—	$—	$5,830	$142,622
Service	50,316	—	—	(5,830)	44,486
Total sales	$187,108	$—	$—	$—	$187,108

Cost of Sales
Product	$55,165	$1,972	$—	$1,319	$58,456
Service	24,605	1,607	—	(1,319)	24,893
Total cost of sales	$79,770	$3,579	$—	$—	$83,349

Operating Expenses
Selling, general and administrative	$—	$2,502	$83,525	$—	$86,027
Selling and marketing	55,877	—	(55,877)	—	—
General and administrative	27,648	—	(27,648)	—	—
Depreciation and amortization	9,322	(9,322)	—	—	—
Research and development	19,026	3,241	—	—	22,267
Total operating expenses	$111,873	$(3,579)	$—	$—	$108,294

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

	Three months ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Sales
Product	$42,259	69.8%	$71,045	76.0%	$98,784	70.5%	$142,622	76.2%
Service	18,305	30.2%	22,446	24.0%	41,295	29.5%	44,486	23.8%
Total sales	60,564	100.0%	93,491	100.0%	140,079	100.0%	187,108	100.0%
Cost of Sales
Product	21,333	35.2%	30,505	32.6%	44,399	31.7%	58,456	31.2%
Service	10,335	17.1%	12,246	13.1%	22,911	16.4%	24,893	13.3%
Total cost of sales	31,668	52.3%	42,751	45.7%	67,310	48.1%	83,349	44.5%
Gross Profit	28,896	47.7%	50,740	54.3%	72,769	51.9%	103,759	55.5%
Operating Expenses
Selling, general and administrative	30,036	49.6%	45,007	48.1%	66,360	47.4%	86,027	46.0%
Research and development	10,186	16.8%	10,626	11.4%	20,601	14.7%	22,267	11.9%
Restructuring costs	636	1.1%	—	—%	14,324	10.2%	—	—%
Total operating expenses	40,858	67.5%	55,633	59.5%	101,285	72.3%	108,294	57.9%
Loss from operations	(11,962)	(19.8)%	(4,893)	(5.2)%	(28,516)	(20.4)%	(4,535)	(2.4)%
Other (income) expense
Interest expense, net	212	0.4%	240	0.3%	246	0.2%	96	0.1%
Other expense, net	117	0.2%	1,689	1.8%	590	0.4%	1,884	1.0%
Loss before income tax benefit	(12,291)	(20.3)%	(6,822)	(7.3)%	(29,352)	(21.0)%	(6,515)	(3.5)%
Income tax benefit	(3,359)	(5.5)%	(417)	(0.4)%	(5,597)	(4.0)%	(262)	(0.1)%
Net loss	$(8,932)	(14.7)%	$(6,405)	(6.9)%	$(23,755)	(17.0)%	$(6,253)	(3.3)%

Consolidated Results
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Sales. Total sales decreased by $32.9 million, or 35.2%, to $60.6 million for the three months ended June 30, 2020 from $93.5 million for the three months ended June 30, 2019. Total product sales decreased by $28.7 million, or 40.5%, to $42.3 million for the three months ended June 30, 2020 from $71.0 million for the three months ended June 30, 2019. Our product sales decreased primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Service revenue decreased by $4.1 million, or 18.4%, to $18.3 million for the three months ended June 30, 2020 from $22.4 million for the three months ended June 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Foreign exchange rates had a negative impact on total sales of $0.9 million, increasing the percent that our overall sales declined by approximately 1.0 percentage points, primarily due to the weakening of the Euro, Chinese Yuan, and Brazilian Real relative to the U.S. dollar.

Gross profit. Gross profit decreased by $21.8 million, or 43.1%, to $28.9 million for the three months ended June 30, 2020 from $50.7 million for the three months ended June 30, 2019, and gross margin decreased to 47.7% for the three months ended June 30, 2020 from 54.3% for the three months ended June 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from product revenue decreased by 7.6 percentage points to 49.5% for the three months ended June 30, 2020 from 57.1% for the prior year period primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from service revenue decreased by 1.9 percentage points to 43.5% for the three months ended June 30, 2020 from 45.4% for the prior year period, primarily due to the aforementioned decrease in service revenue due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic with relatively consistent fixed costs.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $15.0 million, or 33.3%, to $30.0 million for the three months ended June 30, 2020 from $45.0 million for the three months ended June 30, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense and travel expense was driven by reduced global sales and pandemic stay-at-home orders, respectively. Selling, general and administrative expenses as a percentage of sales increased to 49.6% for the three months ended June 30, 2020, compared with 48.1% of sales for the three months ended June 30, 2019. Our worldwide period-ending selling, general and administrative headcount decreased by 370, or 35.1%, to 684 at June 30, 2020, from 1,054 at June 30, 2019.
Research and development expenses. Research and development expenses decreased by $0.4 million, or 4.1%, to $10.2 million for the three months ended June 30, 2020 from $10.6 million for the three months ended June 30, 2019. This decrease was mainly driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan. Research and development expenses as a percentage of sales increased to 16.8% for the three months ended June 30, 2020 from 11.4% for the three months ended June 30, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the three months ended June 30, 2020 were $0.6 million primarily consisting of legal and consulting expenses.
Interest expense, net. We recorded interest expense, net of less than $0.2 million for both of the three month periods ended June 30, 2020 and June 30, 2019.
Other expense, net. For the three months ended June 30, 2020, other expense decreased by $1.6 million to $0.1 million from $1.7 million for the three months ended June 30, 2019. The decrease is primarily driven by the $1.5 million impairment charge related to our equity investment in present4D recorded in the second quarter of 2019.
Income tax benefit. For the three months ended June 30, 2020, we recorded an income tax benefit of $3.4 million compared with income tax benefit of $0.4 million for the three months ended June 30, 2019. Our effective tax rate was (27.3%) for the three months ended June 30, 2020 compared with (6.1%) in the prior year period. The change in our income tax benefit was primarily due to the increase in our pretax loss during the second quarter of 2020 compared to the same period of 2019. The change in our effective tax rate was primarily due to the impact of a $0.9 million increase in our reserve for uncertain tax positions in the second quarter of 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $8.9 million for the three months ended June 30, 2020 compared with net loss of $6.4 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Sales. Total sales decreased by $47.0 million, or 25.1%, to $140.1 million for the six months ended June 30, 2020 from $187.1 million for the six months ended June 30, 2019. Total product sales decreased by $43.8 million, or 30.7%, to $98.8 million for the six months ended June 30, 2020 from $142.6 million for the six months ended June 30, 2019. Our product sales decreased primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Service revenue decreased by $3.2 million, or 7.2%, to $41.3 million for the six months ended June 30, 2020 from $44.5 million for the six months ended June 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Foreign exchange rates had a negative impact on total sales of $2.1 million, increasing the percent that our overall sales declined by approximately 1.1 percentage points, primarily due to the weakening of the Euro, Chinese Yuan, and Brazilian Real relative to the U.S. dollar.
Gross profit. Gross profit decreased by $31.0 million, or 29.9%, to $72.8 million for the six months ended June 30, 2020 from $103.8 million for the six months ended June 30, 2019, and gross margin decreased to 51.9% for the six months ended June 30, 2020 from 55.5% for the six months ended June 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from product revenue decreased by 3.9% percentage points to 55.1% for the six months ended June 30, 2020 from 59.0% for the prior year period primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from service revenue increased by 0.5% percentage points to 44.5% for the six months ended June 30, 2020 from 44.0% for the prior year period, primarily due to an increase in recurring service contracts revenue and corresponding decrease in service contracts expenses due to the impact of the COVID-19 pandemic.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $19.6 million, or 22.9%, to $66.4 million for the six months ended June 30, 2020 from $86.0 million for the six months ended June 30, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense and travel expense was driven by reduced global sales and pandemic stay-at-home orders, respectively. Selling, general and administrative expenses as a percentage of sales increased to 47.4% for the six months ended June 30, 2020, compared with 46.0% of sales for the six months ended June 30, 2019. Our worldwide period-ending selling, general and administrative headcount decreased by 370, or 35.1%, to 684 at June 30, 2020, from 1,054 at June 30, 2019.
Research and development expenses. Research and development expenses decreased by $1.7 million, or 7.5%, to 20.6 million for the six months ended June 30, 2020 from $22.3 million for the six months ended June 30, 2019. This decrease was mainly driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan. Research and development expenses as a percentage of sales increased to 14.7% for the six months ended June 30, 2020 from 11.9% for the six months ended June 30, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the six months ended June 30, 2020 were $14.3 million primarily consisting of severance and related benefits charges.
Interest expense, net. We recorded interest expense, net of $0.2 million for the six months ended June 30, 2020 compared to expense of $0.1 million for the six months ended June 30, 2019.
Other expense, net. For the six months ended June 30, 2020, other expense decreased by $1.3 million to $0.6 million from $1.9 million for the six months ended June 30, 2019. The decrease is primarily driven by the $1.5 million impairment charge related to our equity investment in present4D recorded in the second quarter of 2019.
Income tax benefit. For the six months ended June 30, 2020, we recorded an income tax benefit of $5.6 million compared with income tax benefit of $0.3 million for the six months ended June 30, 2019. Our effective tax rate was (19%) for the six months ended June 30, 2020 compared with (4%) in the prior year period. The change in our income tax benefit expense was primarily due to the increase in our pretax loss during the six months ended June 30, 2020 compared to the same period of 2019. The change in our effective tax rate was primarily due to the impact of a $0.9 million increase in our reserve for uncertain tax positions in the second quarter of 2019.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $23.8 million for the six months ended June 30, 2020 compared with net loss of $6.3 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $40.1 million to $173.7 million at June 30, 2020 from $133.6 million at December 31, 2019. The increase was primarily driven by net cash provided by operating and investing activities. Cash provided by operating activities was $16.1 million during the six months ended June 30, 2020, compared to $17.7 million of cash provided by operations during the six months ended June 30, 2019. The decrease was mainly due to a larger net loss in the current period.
Cash provided by investing activities during the six months ended June 30, 2020 was $23.4 million compared to cash used in investing activities of $4.9 million during the six months ended June 30, 2019. The change was primarily due to the maturity of U.S. Treasury Bills amounting to $25.0 million during the six months ended June 30, 2020 without such activity during the six months ended June 30, 2019.
Cash provided by financing activities was $1.3 million during the six months ended June 30, 2020 compared to cash used in financing activities of $1.1 million for the six months ended June 30, 2019. The change was primarily due to $3.9 million in cash received from the exercise of employee stock options during the six months ended June 30, 2020 compared to $0.7 million during the six months ended June 30, 2019.
Of our cash and cash equivalents, $84.2 million was held by foreign subsidiaries as of June 30, 2020. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2020 under this program. As of June 30, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2020, we had $48.1 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 19, 2020. As of June 30, 2020, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2020, 59% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 37% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the six months ended June 30, 2020.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as updated by our subsequent quarterly reports on Form 10-Q, including as set forth below.
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
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 outbreak that has surfaced in every country of our global operating footprint. The impact of COVID-19 including the severity of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, disruptions to our business, changes in consumer behaviors, restrictions on individual and business activities, changes in consumer behavior, and financial liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been and continues to be material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses.
Most of our non-manufacturing and technical service personnel continue to work from home, which began in March 2020. Our global manufacturing operations, including facilities located in Exton, Pennsylvania, Lake Mary, Florida, Germany, Switzerland and Singapore continue to be designated as essential business and therefore continue to operate. To protect our employees in facilities in which our teams operate, we have and continue to employ significant preventative measures to ensure the health and safety of our employees, including temperature screenings prior to entering our plants, enforcement of safe distancing between employees within our plants, encouragement that employees wash hands often, and stay-at-home measures if symptoms of COVID-19 arise during work hours or prior to entering our plants.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the outbreak and future possible subsequent outbreaks. The impacts of the pandemic include, but are not limited to, the following:
•Potential production slowdowns of our factories in impacted countries or potential supply and distribution chain disruption, which could in the future result in increased costs and decreased efficiency, and which have and could impact our ability to respond to rapid changes in demand;
•The demand for our products and services, and whether the pandemic leads to recessionary conditions in any of our key markets, including potential trade customer financial restructuring or insolvency and increases in accounts receivable balances with our trade customer base;
•Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;
•Potential significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future, and which has, together with operational impacts noted above, necessitated certain recent liquidity creation and preservation actions as a precautionary measure;

•Fluctuations in forecasted earnings before tax and corresponding volatility in our effective tax rate;
•Potential operational disruption if key employees terminate their employment or become ill, as well as diversion of our management team's attention from non-COVID-19 related matters; and
•Potential investigations, legal claims or litigation against us for actions we have taken or may take, or decisions we have made or may make, as a consequence of the pandemic;
As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. In 2020, we have been adversely affected and continue to expect our business, financial condition and results of operations to be adversely affected.
In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2020 under this program. As of June 30, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

* This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 4, 2020	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)