Form 10-Q
period 2020-09-30
FARO TECHNOLOGIES INC
filed 2020-10-28
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐ No  ☒

There were 17,835,053 shares of the registrant’s common stock outstanding as of October 26, 2020.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2020
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3

b)	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2020 and September 30, 2019	4

c)	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Three and Nine Months Ended September 30, 2020 and September 30, 2019	5

d)	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2020 and September 30, 2019	6

e)	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) For the Three and Nine Months Ended September 30, 2020 and September 30, 2019	7

f)	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$163,637	$133,634
Short-term investments	—	24,870
Accounts receivable, net	47,533	76,162
Inventories, net	50,004	58,554
Prepaid expenses and other current assets	23,566	28,996
Total current assets	284,740	322,216
Non-current assets:
Property, plant and equipment, net	22,962	26,954
Operating lease right-of-use asset	15,060	18,418
Goodwill	55,640	49,704
Intangible assets, net	13,475	14,471
Service and sales demonstration inventory, net	33,181	33,349
Deferred income tax assets, net	23,833	18,766
Other long-term assets	2,835	2,964
Total assets	$451,726	$486,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,096	$13,718
Accrued liabilities	37,622	38,072
Income taxes payable	211	5,182
Current portion of unearned service revenues	37,523	39,211
Customer deposits	3,912	3,108
Lease liability	5,089	6,674
Total current liabilities	93,453	105,965
Unearned service revenues - less current portion	19,354	20,578
Lease liability - less current portion	11,781	13,698
Deferred income tax liabilities	734	357
Income taxes payable - less current portion	12,058	13,177
Other long-term liabilities	1,016	1,075
Total liabilities	138,396	154,850
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,231,375 and 18,988,379 issued, respectively; 17,832,934 and 17,576,618 outstanding, respectively	19	19
Additional paid-in capital	276,779	267,868
Retained earnings	86,100	112,879
Accumulated other comprehensive loss	(18,526)	(17,399)
Common stock in treasury, at cost; 1,398,441 and 1,411,761 shares, respectively	(31,042)	(31,375)
Total shareholders’ equity	313,330	331,992
Total liabilities and shareholders’ equity	$451,726	$486,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales
Product	$48,082	$66,788	$146,866	$209,411
Service	22,654	23,728	63,949	68,213
Total sales	70,736	90,516	210,815	277,624
Cost of Sales
Product	22,413	27,086	66,812	85,542
Service	12,025	12,658	34,936	37,551
Total cost of sales	34,438	39,744	101,748	123,093
Gross Profit	36,298	50,772	109,067	154,531
Operating Expenses
Selling, general and administrative	30,163	45,880	96,523	131,909
Research and development	10,754	10,783	31,355	33,048
Restructuring costs	239	—	14,563	—
Total operating expenses	41,156	56,663	142,441	164,957
Loss from operations	(4,858)	(5,891)	(33,374)	(10,426)
Other (income) expense
Interest expense (income), net	161	(24)	407	72
Other (income) expense, net	(256)	514	334	2,398
Loss before income tax benefit	(4,763)	(6,381)	(34,115)	(12,896)
Income tax benefit	(1,739)	(182)	(7,336)	(444)
Net loss	$(3,024)	$(6,199)	$(26,779)	$(12,452)
Net loss per share - Basic	$(0.17)	$(0.36)	$(1.51)	$(0.72)
Net loss per share - Diluted	$(0.17)	$(0.36)	$(1.51)	$(0.72)
Weighted average shares - Basic	17,797,390	17,367,228	17,757,359	17,352,386
Weighted average shares - Diluted	17,797,390	17,367,228	17,757,359	17,352,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(3,024)	$(6,199)	$(26,779)	$(12,452)
Currency translation adjustments, net of income taxes	4,339	(5,646)	(1,127)	(5,947)
Comprehensive income (loss)	$1,315	$(11,845)	$(27,906)	$(18,399)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Cash flows from:
Operating activities:
Net loss	$(26,779)	$(12,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,631	14,203
Stock-based compensation	6,428	8,703
Provisions for bad debts, net of recoveries	435	1,000
Loss on disposal of assets	351	552
Provision for excess and obsolete inventory	778	2,431
Deferred income tax benefit	(4,961)	(69)
Impairment charge on equity method investment	—	1,535
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	28,132	21,883
Inventories	5,101	(9,471)
Prepaid expenses and other current assets	9,391	640
Increase (Decrease) in:
Accounts payable and accrued liabilities	(10,006)	(6,934)
Income taxes payable	(6,109)	(3,679)
Customer deposits	815	(685)
Unearned service revenues	(3,391)	5,809
Net cash provided by operating activities	10,816	23,466
Investing activities:
Purchases of property and equipment	(2,833)	(5,922)
Proceeds from sale of investments	25,000	33,700
Purchases of investments	—	(33,700)
Proceeds from asset sales	768	—
Payments for intangible assets	(813)	(2,035)
Acquisition of business, net of cash received	(6,036)	—
Loan originated to affiliate	—	(549)
Net cash provided by (used in) investing activities	16,086	(8,506)
Financing activities:
Payments on finance leases	(237)	(273)
Payments of contingent consideration for acquisitions	(733)	(3,101)
Payments for taxes related to net share settlement of equity awards	(2,568)	(1,389)
Proceeds from issuance of stock related to stock option exercises	5,384	2,328
Net cash provided by (used in) financing activities	1,846	(2,435)
Effect of exchange rate changes on cash and cash equivalents	1,255	(2,225)
Increase in cash and cash equivalents	30,003	10,300
Cash and cash equivalents, beginning of period	133,634	108,783
Cash and cash equivalents, end of period	$163,637	$119,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790
Net loss				(8,932)			(8,932)
Currency translation adjustment					(1,688)		(1,688)
Stock-based compensation			2,167				2,167
Common stock issued, net of shares withheld for employee taxes	51,401		218			6	224
BALANCE JUNE 30, 2020	17,769,580	$19	$273,325	$89,124	$(22,865)	$(31,042)	$308,561
Net loss				(3,024)			(3,024)
Currency translation adjustment					4,339		4,339
Stock-based compensation			2,083				2,083
Common stock issued, net of shares withheld for employee taxes	63,354		1,371			—	1,371
BALANCE SEPTEMBER 30, 2020	17,832,934	$19	$276,779	$86,100	$(18,526)	$(31,042)	$313,330

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net income				152			152
Currency translation adjustment					(1,564)		(1,564)
Stock-based compensation			2,564				2,564
Common stock issued, net of shares withheld for employee taxes	64,864		(1,053)			207	(846)
Cumulative effect of the adoption of ASU 2014-09				(327)			(327)
BALANCE MARCH 31, 2019	17,317,875	$19	$252,840	$175,178	$(20,047)	$(31,402)	$376,588
Net income				(6,405)			(6,405)
Currency translation adjustment					1,263		1,263
Stock-based compensation			2,752				2,752
Common stock issued, net of shares withheld for employee taxes	21,187		114			27	141
BALANCE JUNE 30, 2019	17,339,062	$19	$255,706	$168,773	$(18,784)	$(31,375)	$374,339
Net loss				(6,199)			(6,199)
Currency translation adjustment					(5,646)		(5,646)
Stock-based compensation			3,387				3,387
Common stock issued, net of shares withheld for employee taxes	65,025		1,644				1,644
BALANCE SEPTEMBER 30, 2019	17,404,087	$19	$260,737	$162,574	$(24,430)	$(31,375)	$367,525
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
•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following table;

•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following table; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following table.

For the three months ended, September 30, 2019
	As Reported	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$63,641	$—	$3,147	$66,788
Service	26,875	—	(3,147)	23,728
Total sales	$90,516	$—	$—	$90,516

Cost of Sales
Product	$26,495	$—	$591	$27,086
Service	13,249	—	(591)	12,658
Total cost of sales	$39,744	$—	$—	$39,744

Operating Expenses
Selling, general and administrative	$—	$45,880	$—	$45,880
Selling and marketing	30,218	(30,218)	—	—
General and administrative	15,662	(15,662)	—	—
Research and development	10,783	—	—	10,783
Total operating expenses	$56,663	$—	$—	$56,663

For the nine months ended, September 30, 2019
	As Reported	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$200,434	$—	$8,977	$209,411
Service	77,190	—	(8,977)	68,213
Total sales	$277,624	$—	$—	$277,624

Cost of Sales
Product	$83,632	$—	$1,910	$85,542
Service	39,461	—	(1,910)	37,551
Total cost of sales	$123,093	$—	$—	$123,093

Operating Expenses
Selling, general and administrative	$—	$131,909	$—	$131,909
Selling and marketing	87,438	(87,438)	—	—
General and administrative	44,471	(44,471)	—	—
Research and development	33,048	—	—	33,048
Total operating expenses	$164,957	$—	$—	$164,957

The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of Sales
Product	$39	$170	$234	$482
Service	88	100	257	288
Total cost of sales	$127	$270	$491	$770

Operating Expenses
Selling, general and administrative	$1,527	$2,745	$4,666	$7,052
Research and development	430	372	1,271	881
Total operating expenses	$1,957	$3,117	$5,937	$7,933

COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has surfaced in virtually every country of our global operating footprint. During the second and third quarter of 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. Although COVID-19 has negatively impacted demand for our products and services overall, the global pandemic also has provided us with the opportunity to adapt to a virtual environment and to capitalize on our existing virtual sales demonstration infrastructure which we have had in place for several years. There has been an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.
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
We continue to maintain a strong capital structure with a cash balance of $163.6 million and no debt as of September 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries that have begun to recover from the early impact of the pandemic and actions taken by governments in response to future resurgence, are highly uncertain. Therefore, the Company is not able to predict the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions. See Item 1A, Risk Factors, included in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks related to COVID-19.
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020 or any future period.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the current guidance, performance of Step 2 requires us to calculate the implied fair value of goodwill by following procedures that would be required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, we will perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the goodwill allocated to the reporting unit. The new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test if it fails the qualitative assessment. As a result, all reporting units will be subject to the same impairment assessment. We will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We early adopted this guidance in fiscal 2019. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended September 30,
	2020	2019
Product sales
Product transferred to customers at a point in time	$44,561	$63,806
Product transferred to customers over time	3,521	2,982
	$48,082	$66,788

	For the Nine Months Ended September 30,
	2020	2019
Product sales
Product transferred to customers at a point in time	$137,324	$200,982
Product transferred to customers over time	9,542	8,429
	$146,866	$209,411

	For the Three Months Ended September 30,
	2020	2019
Service sales
Service transferred to customers at a point in time	$9,623	$12,361
Service transferred to customers over time	13,031	11,367
	$22,654	$23,728

	For the Nine Months Ended September 30,
	2020	2019
Service sales
Service transferred to customers at a point in time	$27,268	$35,650
Service transferred to customers over time	36,681	32,563
	$63,949	$68,213

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended September 30,
	2020	2019
Total sales to external customers
United States	$28,865	$37,166
EMEA (1)	20,648	26,424
Other APAC (1)	11,463	16,120
China	7,758	7,751
Other Americas (1)	2,002	3,055
	$70,736	$90,516

	For the Nine Months Ended September 30,
	2020	2019
Total sales to external customers
United States	$86,401	$108,174
EMEA (1)	61,058	87,554
Other APAC (1)	37,532	46,550
China	19,991	25,007
Other Americas (1)	5,833	10,339
	$210,815	$277,624

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2020, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2020. As of December 31, 2019, the deferred cost asset related to deferred commissions was approximately $3.1 million. For classification purposes, $2.1 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2019.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. During the three and nine months ended September 30, 2020, we recognized $7.8 million and $29.8 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2019. During the three and nine months ended September 30, 2019, we recognized $6.3 million and $25.9 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2018.
The nature of certain of our contracts gives rise to variable consideration, which may be constrained, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns was approximately $0.1 million as of both September 30, 2020 and September 30, 2019.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – SHORT-TERM INVESTMENTS
We carried no short-term investments at September 30, 2020. Short-term investments at December 31, 2019 were composed of U.S. Treasury Bills totaling $24.8 million, consisting of $8.9 million that matured on March 12, 2020 and $15.9 million that matured on June 11, 2020. The interest rates on the U.S. Treasury Bills held on December 31, 2019 that matured on March 12, 2020 and June 11, 2020 were 1.8%, and 1.4%, respectively.
NOTE 7 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of As of September 30, 2020	As of As of December 31, 2019
Accounts receivable	$51,417	$79,611
Allowance for credit losses	(3,884)	(3,449)
Total	$47,533	$76,162

Activity related to the allowance for credit losses was as follows:

Nine Months Ended September 30, 2020
Beginning balance of the allowance for credit losses	$(3,449)
Current period provision for expected credit losses	(1,335)
Recoveries of amounts previously written off	900
Ending balance of the allowance for credit losses	$(3,884)

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
Inventories consist of the following:

	As of September 30, 2020	As of December 31, 2019
Raw materials	$32,044	$36,956
Finished goods	17,960	21,598
Inventories, net	$50,004	$58,554

Service and sales demonstration inventory, net	$33,181	$33,349

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
For the three and nine months ended September 30, 2020, there were approximately 871,864 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and nine months ended September 30, 2019, there were approximately 1,050,039 shares issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.

A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,797,390	$(0.17)	17,367,228	$(0.36)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,797,390	$(0.17)	17,367,228	$(0.36)

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	17,757,359	$(1.51)	17,352,386	$(0.72)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	17,757,359	$(1.51)	17,352,386	$(0.72)

NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2020	As of December 31, 2019
Accrued compensation and benefits	$12,373	$15,366
Accrued restructuring costs	3,430	—
Accrued warranties	1,447	2,090
Professional and legal fees	1,961	1,793
Taxes other than income	2,948	4,077
General services administration contract contingent liability (see Note 13)	13,052	11,886
Other accrued liabilities	2,411	2,860
	$37,622	$38,072

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Balance, beginning of period	$2,090	$2,571
Provision for warranty expense	1,778	2,672
Fulfillment of warranty obligations	(2,421)	(3,132)
Balance, end of period	$1,447	$2,111

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$980
Total	$—	$—	$980
	As of December 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones and is reported in other long-term liabilities and accrued liabilities as of September 30, 2020 and December 31, 2019 respectively. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.2 million as of September 30, 2020.
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
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020, $0.6 million during the second quarter and $0.3 million during the third quarter primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter. We estimate total additional pre-tax charges of $7 million to $17 million for the remainder of fiscal year 2020 and first half of fiscal year 2021.
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

In connection with the Restructuring Plan, we paid $0.9 million during the first quarter 2020, $4.5 million during the second quarter of 2020, and $2.9 million during the third quarter of 2020 primarily consisting of severance and related benefits. We expect an additional $9 million to $11 million of cash payments to be made for the remainder of fiscal year 2020 and first half of fiscal year 2021 related to the Restructuring Plan. Activity related to the accrued restructuring charge and cash payments during the nine months ended September 30, 2020 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at February 14, 2020	$—	$—	$—
Additions/Reductions charged to expense	11,633	2,580	14,213
Cash payments	(8,265)	(2,518)	(10,783)
Balance at September 30, 2020	3,368	62	3,430

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2020, we had approximately $49.3 million in purchase commitments that are expected to be delivered within the next 12 months.
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

In January 2020, we received requests for additional information from the GSA and its Office of Inspector General to which we corresponded through June 2020. As a result of this continuing investigation, we reduced our total sales for the second quarter 2020 by an incremental $0.6 million sales adjustment, reflecting an estimated aggregate overcharge of $11.2 million under the GSA Contracts for the period from July 2011 to September 2020. We are working with the GSA in responding to any additional inquiries arising from the investigation. We recorded an incremental $0.2 million of imputed interest related to the estimated cumulative sales adjustment for the third quarter of 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, we have recorded an aggregate estimated total liability for the GSA Matter of $13.1 million.
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

NOTE 14 – LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately six years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within three months. We do not participate in any material subleasing activity.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	$2,245	$2,039	$6,306	$6,036

Finance lease cost:
Amortization of ROU assets	$77	$88	$237	$278
Interest on lease liabilities	6	11	23	35
Total finance lease cost	$83	$99	$260	$313

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended September 30, 2020 and September 30, 2019 were both less than $0.1 million. Our short-term lease cost for the nine months ended September 30, 2020 and September 30, 2019 were $0.1 million and $0.2 million, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use asset	$15,060	$18,418

Current operating lease liability	$4,792	$6,349
Operating lease liability - less current portion	11,586	13,272
Total operating lease liability	$16,378	$19,621

Finance leases:
Property and equipment, at cost	$1,806	$1,870
Accumulated depreciation	(1,338)	(1,150)
Property and equipment, net	$468	$720

Current finance lease liability	$297	$325
Finance lease liability - less current portion	195	426
Total finance lease liability	$492	$751

Weighted Average Remaining Lease Term (in years):
Operating leases	4.21	4.48
Finance leases	2.06	2.48

Weighted Average Discount Rate:
Operating leases	5.30%	5.10%
Finance leases	5.07%	5.09%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,451	$6,134
Operating cash flows from finance leases	23	35
Financing cash flows from finance leases	237	273

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,758	$8,170

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2020 (excluding the first 9 months)	$5,551	$315
2021	3,854	129
2022	3,203	50
2023	2,761	22
2024	1,981	4
Thereafter	1,033	—
Total lease payments	$18,383	$520
Less imputed interest	(2,005)	(28)
Total	$16,378	$492

NOTE 15 - BUSINESS COMBINATIONS

On August 21, 2020, we acquired all of the outstanding shares of Advanced Technical Solutions in Scandinavia AB (“ATS”), a Swedish company focused on 3D digital twin solution technology for a purchase price of €5.1 million ($6.0 million) paid, net of cash acquired, subject to certain additional post-closing adjustments, and up to €1.0 million ($1.2 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met in a three-year period. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. We believe this acquisition enables the Company to provide high accuracy 3D digital twin simulations for industries such as automotive and aerospace. The results of ATS’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020.

The acquisition of ATS constitutes a business combinations as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our preliminary determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (2)
Tangible assets acquired:
Accounts receivable	$185
Inventory	312
Other assets	389
Total assets acquired	886

Liabilities assumed:
Accounts payable and accrued liabilities	(355)
Total liabilities assumed	(355)

Intangible assets	1,295
Net assets acquired	1,826

Deferred income tax liability	(277)
Goodwill	5,467
Contingent consideration(1)	(980)
Purchase price paid, net of cash acquired	$6,036
Contingent consideration(1)	980
Total purchase price	$7,016

(1) This total consists primarily of the fair value of the projected contingent consideration.
(2) Amounts converted from Euros to U.S. Dollars based on the foreign exchange rate on the closing date of the acquisition.

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have not incurred any material acquisition or integration costs for the ATS acquisition. Pro forma financial results for ATS has not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.

Following are the details of the purchase price allocated to the intangible assets acquired for the ATS acquisition:

	Amount	Weighted Average Life (Years)
Brand	$33	1
Technology	767	5
Customer relationships	495	10
Fair value of intangible assets acquired	$1,295	7

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
•our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated, including our recent acquisition of Applied Technical Solutions in Scandinavia AB;
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the nine months ended September 30, 2020.

Acquisition of ATS
On August 21, 2020, we acquired all of the outstanding shares of Advanced Technical Solutions in Scandinavia AB (“ATS”), a Swedish company focused on 3D digital twin solution technology for a purchase price of €5.1 million ($6.0 million) paid, net of cash acquired, subject to certain additional post-closing adjustments, and up to €1.0 million ($1.2 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met in a three-year period. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. We believe this acquisition enables the Company to provide high accuracy 3D digital twin simulations for industries such as automotive and aerospace. The results of ATS’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020.
COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has surfaced in virtually every country of our global operating footprint. During the second and third quarter of 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. Although COVID-19 has negatively impacted demand for our products and services overall, the global pandemic also has provided us with the opportunity to adapt to a virtual environment and to capitalize on our existing virtual sales demonstration infrastructure which we have had in place for several years. There has been an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.
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
We continue to maintain a strong capital structure with a cash balance of $163.5 million and no debt as of September 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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
New Strategic Plan and Restructuring Plan
In addition to the reorganization of the Company’s structure, as part of our strategic planning process, we also evaluated our hardware product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we are simplifying our hardware product portfolio, ceasing to sell certain products and disposed of certain recent acquisitions.
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
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020 and $0.6 million during the second quarter primarily consisting of severance and related benefits. We estimate total additional pre-tax charges of $7 million to $17 million for the remainder of fiscal year 2020.
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
•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following table;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance revenue and to conform to the current period presentation, as set forth in the following table; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the three and nine months ended September 30, 2019 have been reclassified throughout this Quarterly Report on Form 10-Q to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following table.

For the three months ended, September 30, 2019
	As Reported	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$63,641	$—	$3,147	$66,788
Service	26,875	—	(3,147)	23,728
Total sales	$90,516	$—	$—	$90,516

Cost of Sales
Product	$26,495	$—	$591	$27,086
Service	13,249	—	(591)	12,658
Total cost of sales	$39,744	$—	$—	$39,744

Operating Expenses
Selling, general and administrative	$—	$45,880	$—	$45,880
Selling and marketing	30,218	(30,218)	—	—
General and administrative	15,662	(15,662)	—	—
Research and development	10,783	—	—	10,783
Total operating expenses	$56,663	$—	$—	$56,663

For the nine months ended, September 30, 2019
	As Reported	Selling, General and Administrative Adjustment	Software Maintenance and Other Adjustments	As Adjusted
Sales
Product	$200,434	$—	$8,977	$209,411
Service	77,190	—	(8,977)	68,213
Total sales	$277,624	$—	$—	$277,624

Cost of Sales
Product	$83,632	$—	$1,910	$85,542
Service	39,461	—	(1,910)	37,551
Total cost of sales	$123,093	$—	$—	$123,093

Operating Expenses
Selling, general and administrative	$—	$131,909	$—	$131,909
Selling and marketing	87,438	(87,438)	—	—
General and administrative	44,471	(44,471)	—	—
Research and development	33,048	—	—	33,048
Total operating expenses	$164,957	$—	$—	$164,957

The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of Sales
Product	$39	$170	$234	$482
Service	88	100	257	288
Total cost of sales	$127	$270	$491	$770

Operating Expenses
Selling, general and administrative	$1,527	$2,745	$4,666	$7,052
Research and development	430	372	1,271	881
Total operating expenses	$1,957	$3,117	$5,937	$7,933

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

	Three months ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Sales
Product	$48,082	68.0%	$66,788	73.8%	$146,866	69.7%	$209,411	75.4%
Service	22,654	32.0%	23,728	26.2%	63,949	30.3%	68,213	24.6%
Total sales	70,736	100.0%	90,516	100.0%	210,815	100.0%	277,624	100.0%
Cost of Sales
Product	22,413	31.7%	27,086	29.9%	66,812	31.7%	85,542	30.8%
Service	12,025	17.0%	12,658	14.0%	34,936	16.6%	37,551	13.5%
Total cost of sales	34,438	48.7%	39,744	43.9%	101,748	48.3%	123,093	44.3%
Gross Profit	36,298	51.3%	50,772	56.1%	109,067	51.7%	154,531	55.7%
Operating Expenses
Selling, general and administrative	30,163	42.6%	45,880	50.7%	96,523	45.8%	131,909	47.5%
Research and development	10,754	15.2%	10,783	11.9%	31,355	14.9%	33,048	11.9%
Restructuring costs	239	0.3%	—	—%	14,563	6.9%	—	—%
Total operating expenses	41,156	58.2%	56,663	62.6%	142,441	67.6%	164,957	59.4%
Loss from operations	(4,858)	(6.9)%	(5,891)	(6.5)%	(33,374)	(15.8)%	(10,426)	(3.8)%
Other (income) expense
Interest expense, net	161	0.2%	(24)	—%	407	0.2%	72	—%
Other expense, net	(256)	(0.4)%	514	0.6%	334	0.2%	2,398	0.9%
Loss before income tax benefit	(4,763)	(6.7)%	(6,381)	(7.0)%	(34,115)	(16.2)%	(12,896)	(4.6)%
Income tax benefit	(1,739)	(2.5)%	(182)	(0.2)%	(7,336)	(3.5)%	(444)	(0.2)%
Net loss	$(3,024)	(4.3)%	$(6,199)	(6.8)%	$(26,779)	(12.7)%	$(12,452)	(4.5)%

Consolidated Results
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Sales. Total sales decreased by $19.8 million, or 21.9%, to $70.7 million for the three months ended September 30, 2020 from $90.5 million for the three months ended September 30, 2019. Total product sales decreased by $18.7 million, or 28.0%, to $48.1 million for the three months ended September 30, 2020 from $66.8 million for the three months ended September 30, 2019. Our product sales decreased primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic and other fluctuations in market conditions. Service revenue decreased by $1.0 million, or 4.5%, to $22.7 million for the three months ended September 30, 2020 from $23.7 million for the three months ended September 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Foreign exchange rates had a positive impact on total sales of $0.6 million, decreasing the percent that our overall sales declined by approximately 0.6 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.

Gross profit. Gross profit decreased by $14.5 million, or 28.5%, to $36.3 million for the three months ended September 30, 2020 from $50.8 million for the three months ended September 30, 2019, and gross margin decreased to 51.3% for the three months ended September 30, 2020 from 56.1% for the three months ended September 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from product revenue decreased by 6.0 percentage points to 53.4% for the three months ended September 30, 2020 from 59.4% for the prior year period primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from service revenue increased by 0.2 percentage points to 46.9% for the three months ended September 30, 2020 from 46.7% for the prior year period, primarily due to an increase in recurring service contracts revenue and corresponding decrease in service contracts expenses due to the impact of the COVID-19 pandemic.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $15.7 million, or 34.3%, to $30.2 million for the three months ended September 30, 2020 from $45.9 million for the three months ended September 30, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense and travel expense was driven by reduced global sales and pandemic stay-at-home orders, respectively. Selling, general and administrative expenses as a percentage of sales decreased to 42.6% for the three months ended September 30, 2020, compared with 50.7% of sales for the three months ended September 30, 2019. Our worldwide period-ending selling, general and administrative headcount decreased by 374, or 35.9%, to 668 at September 30, 2020, from 1,042 at September 30, 2019.
Research and development expenses. Research and development expenses remained flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan offset by an increase in personnel costs. Research and development expenses as a percentage of sales increased to 15.2% for the three months ended September 30, 2020 from 11.9% for the three months ended September 30, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the three months ended September 30, 2020 were $0.2 million primarily consisting of legal and consulting expenses and adjustments to our restructuring accrual for severance and related benefits.
Interest expense (income), net. For the three months ended September 30, 2020, we recorded interest expense of $0.2 million compared with interest income of less than $0.1 million for the three months ended September 30, 2019. This change was mainly due to interest income earned on investments during the three months ended September 30, 2019 without such activity during the same period in the current year.
Other (income) expense, net. For the three months ended September 30, 2020, we recorded other income, net of $0.3 million compared with other expense, net of $0.5 million for the three months ended September 30, 2019. This change was mainly due to changes in foreign exchange rates and its effect on the value of intercompany account balances of our subsidiaries denominated in other currencies.
Income tax benefit. For the three months ended September 30, 2020, we recorded an income tax benefit of $1.7 million compared with income tax benefit of $0.2 million for the three months ended September 30, 2019. Our effective tax rate was (36.5%) for the three months ended September 30, 2020 compared with (2.9%) in the prior year period. The change in our income tax benefit was primarily due to the increase in our pretax loss during the third quarter of 2020 compared to the same period of 2019. The change in our effective tax rate was primarily due to the impact of return-to-provision adjustments recorded during the third quarter of 2019 without such activity during the same period in the current year.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $3.0 million for the three months ended September 30, 2020 compared with net loss of $6.2 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Sales. Total sales decreased by $66.8 million, or 24.1%, to $210.8 million for the nine months ended September 30, 2020 from $277.6 million for the nine months ended September 30, 2019. Total product sales decreased by $62.5 million, or 29.9%, to $146.9 million for the nine months ended September 30, 2020 from $209.4 million for the nine months ended September 30, 2019. Our product sales decreased primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic and other fluctuations in market conditions. Service revenue decreased by $4.3 million, or 6.3%, to $63.9 million for the nine months ended September 30, 2020 from $68.2 million for the nine months ended September 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Foreign exchange rates had a negative impact on total sales of $1.5 million, increasing the percent that our overall sales declined by approximately 0.5 percentage points, primarily due to the weakening of the Chinese Yuan, Brazilian Real and Mexican Peso relative to the U.S. dollar.
Gross profit. Gross profit decreased by $45.4 million, or 29.4%, to $109.1 million for the nine months ended September 30, 2020 from $154.5 million for the nine months ended September 30, 2019, and gross margin decreased to 51.7% for the nine months ended September 30, 2020 from 55.7% for the nine months ended September 30, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from product revenue decreased by 4.7% percentage points to 54.5% for the nine months ended September 30, 2020 from 59.2% for the prior year period primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from service revenue increased by 0.4% percentage points to 45.4% for the nine months ended September 30, 2020 from 45.0% for the prior year period, primarily due to an increase in recurring service contracts revenue and corresponding decrease in service contracts expenses due to the impact of the COVID-19 pandemic.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $35.4 million, or 26.8%, to $96.5 million for the nine months ended September 30, 2020 from $131.9 million for the nine months ended September 30, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense and travel expense was driven by reduced global sales and pandemic stay-at-home orders, respectively. Selling, general and administrative expenses as a percentage of sales decreased to 45.8% for the nine months ended September 30, 2020, compared with 47.5% of sales for the nine months ended September 30, 2019. Our worldwide period-ending selling, general and administrative headcount decreased by 374, or 35.9%, to 668 at September 30, 2020, from 1,042 at September 30, 2019.
Research and development expenses. Research and development expenses decreased by $1.6 million, or 5.1%, to 31.4 million for the nine months ended September 30, 2020 from $33.0 million for the nine months ended September 30, 2019. This decrease was mainly driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan. Research and development expenses as a percentage of sales increased to 14.9% for the nine months ended September 30, 2020 from 11.9% for the nine months ended September 30, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the nine months ended September 30, 2020 were $14.6 million primarily consisting of severance and related benefits charges.
Interest expense, net. We recorded interest expense, net of $0.4 million for the nine months ended September 30, 2020 compared to $0.1 million for the nine months ended September 30, 2019. This change was mainly due to interest income earned on investments during the nine months ended September 30, 2019 with a decrease in interest income activity during the same period in the current year.
Other expense, net. For the nine months ended September 30, 2020, other expense decreased by $2.1 million to $0.3 million from $2.4 million for the nine months ended September 30, 2019. The decrease is primarily driven by the $1.5 million impairment charge related to our equity investment in present4D recorded in the second quarter of 2019.
Income tax benefit. For the nine months ended September 30, 2020, we recorded an income tax benefit of $7.3 million compared with income tax benefit of $0.4 million for the nine months ended September 30, 2019. Our effective tax rate was (22%) for the nine months ended September 30, 2020 compared with (3%) in the prior year period. The change in our income tax benefit expense was primarily due to the increase in our pretax loss during the nine months ended September 30, 2020 compared to the same period of 2019. The change in our effective tax rate was primarily due to the impact of return-to-provision adjustments recorded during the third quarter of 2019 without such activity during the same period in the current year.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $26.8 million for the nine months ended September 30, 2020 compared with net loss of $12.5 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $30.0 million to $163.6 million at September 30, 2020 from $133.6 million at December 31, 2019. The increase was primarily driven by net cash provided by operating and investing activities. Cash provided by operating activities was $10.8 million during the nine months ended September 30, 2020, compared to $23.5 million of cash provided by operations during the nine months ended September 30, 2019. The decrease was mainly due to a larger net loss in the current period and changes in working capital.
Cash provided by investing activities during the nine months ended September 30, 2020 was $16.1 million compared to cash used in investing activities of $8.5 million during the nine months ended September 30, 2019. The change was primarily due to the maturity of U.S. Treasury Bills amounting to $25.0 million offset by the acquisition of ATS during the nine months ended September 30, 2020 without such activity during the nine months ended September 30, 2019.
Cash provided by financing activities was $1.8 million during the nine months ended September 30, 2020 compared to cash used in financing activities of $2.4 million for the nine months ended September 30, 2019. The change was primarily due to $5.4 million in cash received from the exercise of employee stock options during the nine months ended September 30, 2020 compared to $2.3 million during the nine months ended September 30, 2019.
Of our cash and cash equivalents, $102.9 million was held by foreign subsidiaries as of September 30, 2020. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. Despite the changes in U.S. tax law, our current intent is to indefinitely reinvest these funds in our foreign operations, as the cash is needed to fund ongoing operations.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2020 under this program. As of September 30, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2020, we had $49.3 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 19, 2020. As of September 30, 2020, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2020, 59% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 37% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2019 or the nine months ended September 30, 2020.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, each as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as updated by our subsequent quarterly reports on Form 10-Q.
The risk factor entitled “Our operations are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.” was previously updated and remains current:

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. Our operations are significantly vulnerable to the effects of pandemics, such as COVID-19, which have, and could continue to materially impact our business.
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing
COVID-19 outbreak that has surfaced in every country of our global operating footprint. The impact of COVID-19 including the severity of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, disruptions to our business, changes in consumer behaviors, restrictions on individual and business activities, and financial liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been and continues to be material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses.
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
•The demand for our products and services, and whether the pandemic leads to recessionary conditions in any of our key markets, including potential trade customer financial restructuring or insolvency and increases in accounts receivable balances with our trade customer base; Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2020 under this program. As of September 30, 2020, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.2
Transition and Separation Agreement by and between FARO Technologies, Inc. and Robert E. Seidel, dated July 31, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 2, 2019 and incorporated herein by reference)

10.3
Confidential Separation Agreement and General Release by and between FARO Technologies, Inc. and Kathleen J. Hall, dated August 26, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 27, 2019 and incorporated herein by reference)

10.4
Transition and Separation Agreement and General Release between FARO Technologies, Inc. and Yazid Tohme, dated September 9, 2020 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 15, 2020 and incorporated herein by reference)

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

FARO Technologies, Inc.
(Registrant)

Date: October 28, 2020	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)