Form 10-K
period 2020-12-31
FARO TECHNOLOGIES INC
filed 2021-02-17
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23081

 FARO TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in Its Charter)

Florida	59-3157093
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

250 Technology Park,	Lake Mary,	Florida	32746
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (407) 333-9911
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $.001	FARO	Nasdaq Global Select Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $944,801,358 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 15, 2021, there were outstanding 18,018,797 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share data from the physical world in a virtual environment and then translate this information back into the physical domain. Our technology enables highly accurate 3D measurement, imaging, comparison and projection of parts and complex structures within production, assembly and quality assurance processes. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
COVID-19
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) pandemic that has surfaced in virtually every country of our global operating footprint. During 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. While COVID-19 has negatively impacted demand for our products and services overall, it has provided us with the opportunity to adapt to operating in a virtual environment. We significantly increased the utilization of our existing virtual sales demonstration infrastructure which has enabled ongoing customer product education. We launched an updated web-based learning system with Faro Academy that has resulted in an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.
We continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health and safety of our employees and customers, as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Monitoring of our liquidity, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and limiting capital expenditures; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $185.6 million and no debt as of December 31, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Strategy
Historically, we operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. During the second half of 2019, our Chief Executive Officer (“CEO”) and FARO's management team formulated and began to implement a new comprehensive strategic plan for our business. Our strategic planning process included extensive conversations with employees, customers, investors and suppliers to identify both where the Company can provide sustained and differentiated customer value and where opportunities existed to improve operating efficiencies. We identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. As part of our strategic plan, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers, re-evaluated our hardware and software product portfolio and examined how key decisions are made throughout our global organization. Additionally, we focused on other organizational optimization efforts, including the simplification of our overly complex management structure.

As part of our new strategic plan, and based on the recommendation of our CEO, who is also our Chief Operating Decision Maker (“CODM”), in the fourth quarter of 2019, we eliminated our vertical structure in favor of a functional structure. Our new executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. We no longer have separate business units, segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Instead, our CODM now allocates resources and evaluates performance on a Company-wide basis. Based on these changes, commencing with the fourth quarter of 2019, we report as one reporting segment that develops, manufactures, markets, supports and sells a suite of 3D imaging and software solutions.
In addition to the reorganization of the Company’s structure, we evaluated our hardware and software product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we simplified our hardware and software product portfolio and divested our Photonics business and 3D Design related assets obtained from our acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”) in the second quarter of 2020.
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which supports our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan, which targeted $40 million in annualized savings to be realized by the fourth quarter of 2020, include decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan. The elimination of our vertical structure allowed us to successfully complete our redefined go-to-market strategy which placed increased focus on our customers and enabled our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
Our new marketing leadership team has focused its efforts on gaining an increased understanding of customer applications and workflows which enables value-based product positioning while optimizing our customer's total cost of ownership. By strengthening our understanding of customer applications and workflows, we will continue to develop high-value solutions across our product and software platforms. Also, our marketing leadership team has transformed our lead generation process and implemented technology to provide our sales organization with higher quality leads which optimizes the time and effort spent by our newly organized sales team.
We continue to focus on organizational optimization and improved decision making throughout the Company. Prior to the execution of the Restructuring Plan, the Company had strong geographic organizations with decentralized decision making. Additionally, the previous vertical structure layered on top of the geographic organization led to an overly complex and costly management structure. The newly formed global functional organization has enabled centralized management and clear process ownership, eliminating redundant resources and increasing the Company's agility and ability to execute the new strategic plan during the COVID-19 global pandemic.
We made significant progress executing the Restructuring Plan during 2020. We recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. The reduction of our global workforce and new cost structure allowed the Company to maintain a strong capital structure despite depressed sales levels primarily as a result of the COVID-19 pandemic.
At this time, we are continuing to evaluate the future key activities by which these additional charges will originate. We estimate additional pre-tax charges of $5 million to $15 million for fiscal year 2021. These activities are expected to be substantially completed by the end of 2021.
Acquisition
On August 21, 2020, FARO Technologies, Inc. issued a press release announcing that it has acquired Advanced Technical Solutions in Scandinavia AB (“Open Technologies”), a Swedish company focused on 3D digital twin solution technology. ATS software and proprietary traceable 3D system enables highly accurate and repeatable 3D scans. High accuracy 3D digital twin simulations allow capital intensive industries such as automotive and aerospace to reduce their time to market and cost.

Industry Background

We have a wide variety of customers that support a large number of industries, including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, as well as, public safety forensics. The pressures in improving overall manufacturing costs, improving profitability in AEC and the need for more complete information in public safety all are driving the need for more accurate 3D data faster, more automated and available remotely, world-wide. In each of the industries we serve, there is a growing need for accurate 3D information for high accuracy inspection, machine alignment and calibration, as-built modeling and design, quality control, digital twin and crash and crime scene investigations as well as pre-incident planning. Each of these industries are undergoing some form of a digital transformation that drives the need for our solutions to help improve our customers’ yields, reduce costs and drive additional profitability.
In the manufacturing industry, the continued focus on higher yields, cost reductions and decreased time to market drive the need for more accurate information to support overall manufacturing processes including part quality, machine down time and overall manufacturing yield. The dimensional metrology market will be challenged to continue to provide higher accuracy results to meet the continuing demand of ever tightening tolerances in both the automotive and aerospace industries. The higher accuracy requirements will also result in trends away from hand measurement tools towards more automated and integrated equipment. With increasing pressure on costs, the need for tighter quality control and increased automation will drive the adoption of applications and processes with the need for real-time 3D information to make quick, accurate decisions to optimize the manufacturing process. Industry 4.0 will also continue to drive the need to have 3D information available on-demand across the entire manufacturing ecosystem.
The emergence of building information modeling (“BIM”) in the AEC market has required improvements in 3D documentation, coordination and simulation across the entire building lifecycle. BIM, in part, is the compilation of a 3D model representation of a project that can be updated real time and compare actual to design. BIM is believed to become more prevalent as it aides in reducing cost associated with scrap and overruns. The ability to obtain accurate, real-time 3D measurements and information will help to replace existing methodologies such as tape measures and chalk lines. In addition, an increase in modular and pre-fab construction is being driven by growing urbanization, government initiatives and a need for affordable housing. Modular and pre-fab construction allow for building all, or large portions, of a building and then assembling these on-site. The processes of creating such structures resembles more traditional manufacturing flows where real-time 3D measurements and information can vastly improve the costs associated with re-work of materials and poor quality.
The increased focus in public safety around cost, technology adoption and public scrutiny will increase the acceptance of 3D solutions to accurately capture and analyze crime and crash scenes. Body cams, drones, and advanced analytical software are all examples of increased technology adoption in the public safety sector. Laser scanning technology is used today to capture crime scenes quickly and accurately before leaving the scene. The 3D point cloud that is generated from this data allows for further detailed analysis around bullet trajectory, blood spatter and cast off with full confidence and without the need to revisit the crime scene. This information can be easily shared between police investigators, district attorneys and defense attorneys across multiple jurisdictions. In addition, crash scenes can also be reconstructed by using the 3D information collected while on-site. This information can also be easily shared among different departments, insurance companies and investigators. 3D data capture and analysis allows pre-incident planning activities to prepare in the event of an emergency such as fires or for tactical planning of safety-relevant events like political summits or schools. The time savings and confidence in data collection and analysis will continue to result in 3D technology becoming an integral set of tools in public safety analytics.
FARO Products
FaroArm® Portfolio. The FaroArm® portfolio consists of a combination of a portable, articulated measurement arm available in various sizes, a computer, and CAM2® software programs, which are described below under “FARO Software”, and optional laser line probes (“LLP”) for scanning larger objects. They are primarily sold to customers in the automotive, aerospace, metal and machine fabrication industries.

•Quantum Arm – The Quantum series of articulated arms comes in various sizes ranging from 1.5 meters up to 4.0 meters in probing diameter to allow for measuring a large array of part sizes. The 1.5 meter FaroArm® and FARO Gage, offer the highest accuracy for measuring small parts, molds and assemblies replacing the need for small handheld tools such as micrometers, calipers and height gauges. The Quantum V2 Arms are ergonomically designed 6-axis articulated ARMs that have the ability to measure across a wide range of sizes and accuracies in various applications and industries. FaroArm® 8-axis allows additional degrees of freedom to capture the most complex parts.

•LLP - FAROBluTM and PrizmTM line of laser line probes offer the ability to upgrade a Quantum Arm into a ScanArm providing high accuracy, 3D point-cloud data in full color. As with the Quantum, the ScanArm is available from 2.5 meters to 4.0 meters measuring diameter to allow for a wide range of applications at a wide range of part sizes. The LLP provides the user the ability to achieve high-speed point cloud capture with different density through basic, standard and high-definition models. The ScanArm offers the same portability and ease of use as the Quantum series.
FARO Laser Tracker. The FARO Vantage® Laser Tracker combines a portable, large-volume laser measurement tool, a computer, and CAM2® software programs, representing a product offering primarily sold to customers in the aerospace, automotive, metal and machine fabrication industries.

•Laser Tracker Vantage® – The FARO Laser Tracker Vantage® utilizes a laser beam for ultra-precise measurement of objects of up to 80 meters. It enables manufacturing, engineering, and quality control professionals to build, measure and inspect large parts, machine tools and other large objects on-site and in-process.
•6DoF FARO Vantage® Laser Tracker – Together with the hand-held 6Probe, a fully-integrated hand-held probe, the 6DoF FARO Vantage® Laser Tracker expands the capabilities of large volume measurement by allowing users to access hidden, hard-to-reach locations by probing and scanning.

FARO Laser Projector. The FARO TracerM and TracerSI accurately project a laser outline onto a 3D surface or object, providing a virtual template that operators and assemblers can use to quickly and accurately position components. The laser template is created using a 3D Computer-Aided Design (“CAD”) model that enables the system to visually project a laser outline of parts, reference points, or areas of interest. The result is a virtual and collaborative 3D template to eliminate scrap and streamline a wide range of assembly and production applications. This product is primarily sold to customers in the aerospace, metal working and AEC industries.
FARO Laser Scanning Portfolio. The laser scanning portfolio utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise 3D rendering of an object or area. This technology is used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of 3D data.
•Focus - The FARO Focus laser scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise 3D rendering of an object or an area as large as an industrial facility. The Focus is available in several models which allow the customer to choose the best capability for their applications. Faro Focus M70 is ultra-portable and captures high accuracy point cloud data for short range measurements. Faro Focus S150 and S350 are designed to capture high accurate and dense point cloud data at mid to long range distances, respectively. The large distant range of measurement capability ensures there is a model to capture 3D information of almost any device, structure or facility. This product is primarily sold to customers in the AEC and public safety industries.
•Freestyle 2 - The FARO Freestyle 2 is a high-quality, portable 3D scanner designed for photorealistic 3D reality capture. It is a lightweight, handheld device with a high degree of flexibility, allowing operators to scan anywhere in most conditions. This product is primarily sold to customers in the AEC and public safety industries.
•ScanPlan - The FARO ScanPlan is a handheld mapper that captures two-dimensional (“2D”) floor plans. The FARO ScanPlan performs real-time capturing and diagramming of as-built floor plans of buildings for threat assessment, pre-incident planning, fire protection engineering and facility management. This product is primarily sold to customers in the AEC and public safety industries.
•Swift - The FARO Swift is designed to accurately and quickly capture large areas. The Faro Swift combines the laser scanning capability of the Focus along with the ScanPlan handheld mapper to allow for quickly capturing manufacturing areas or documenting existing buildings. FARO Webshare software allows for an easy to use web based platform to easily view the 3D point cloud data captured by Swift. This solution is primarily sold to customers in the AEC and public safety industries.
FARO Software. We provide a complete portfolio of software solutions that integrate with FARO hardware products to merge data and provide collaborative workflows and applications.

•CAM2® allows users in the 3D metrology market to efficiently fulfill quality assurance and inspection tasks.
•BuildIT Construction is a construction quality control software solution that leverages reality data to uncover design deviations compared to construction industry standards.
•BuildIT Metrology is a 3D metrology software platform for alignment, inspection and build applications.

•BuildIT Projector allows manufacturers to plan and operate imaging laser projection and verification workflows to improve the quality and speed of assembly processes.
•FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution.  With SCENE, customers can display, analyze, administer and edit 3D measurements in point clouds.
•FARO Zone allows public safety professionals to diagram, analyze and share any scene, available in both 2D and 3D. The software combines data to accelerate forensic crime investigations, crashes and pre-incident planning.
•FARO As-BuiltTM enables AEC professionals to integrate reality data into any CAD and virtual design environment for buildings.
•Webshare is a native cloud platform that allows users to collaborate, view, share and explore 3D reality data security and directly from any common web browser.
Warranties, Software Maintenance and Services. We generally warrant our products against defects in design, materials and workmanship for one year. To support our product lines, we also separately sell hardware service contracts that typically range from one year to three years, software maintenance contracts which enable our customers to receive the latest software updates and typically range from one year to three years, and comprehensive support, training and technology consulting services to our customers.
Customers
Our sales are diversified across a broad number of over 15,000 customers worldwide in a range of metrology, reverse engineering, factory automation, building information modeling, public safety and other applications. Our metrology, reverse engineering and factory automation applications are purchased primarily by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrial manufacturers. Applications are used by these customers for alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and setup, and assembly guidance. Our building information modeling applications are purchased primarily by customers in the AEC markets. Applications are used by these customers for as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation. Our public safety applications are purchased primarily by law enforcement agencies, private investigators, and forensic experts and are used for capturing environmental or situational scenes, crash and fire scene investigations and environmental safety evaluations. Our ten largest customers by revenue represented an aggregate of approximately 3.8% of our total sales in 2020. No customer represented more than 1.0% of our sales in 2020.
Sales and Marketing
We sell our products worldwide through direct sales and service offices, as well as third-party distributors and resellers. We have direct sales personnel in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification. As of December 31, 2020, we employed 511 sales and marketing specialists globally.
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
At December 31, 2020, we employed 258 scientists and technicians in our research and development efforts. Research and development expenses were approximately $42.9 million in 2020, compared to $44.2 million in 2019 and $46.1 million in 2018.
Intellectual Property
We own approximately 702 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2021 and 2045. We also own approximately 90 trademark registrations worldwide, with 46 pending trademark applications.
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
Our manufacturing, engineering, and design headquarters have been registered to the ISO 9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, our manufacturing sites in Lake Mary, Florida; Exton, Pennsylvania; Stuttgart, Germany; Schaffhausen, Switzerland; and Singapore are jointly registered to ISO 9001. Our FARO Laser Tracker, FaroArm®, and FAROBluTM and PrizmTM laser line probe products are all registered to ISO 17025:2005. We continue to examine our scope of registration as our business evolves, and we have chosen English as the standard business language for our operations.
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

We manufacture our FARO Quantum Arm products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany and Switzerland for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements during 2021.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm® portfolio, FARO Laser Tracker, and FARO Focus solution lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and value with respect to all of our products.
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
In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, expands data protection compliance obligations and authorizes significantly increased fines for noncompliance, requiring additional compliance resources and efforts on our part. Further, a number of other regions where we do business, including the United States, the Asia-Pacific region and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and logistics of such transfers. Compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.

We currently sell our products and related services to the U.S. Government (the “Government”) under two General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”). The Government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. Our sales to the Government under the GSA Contracts represented approximately 2.8% of our total sales for 2020.
Backlog and Seasonality
At December 31, 2020, we had orders representing approximately $19.7 million in sales outstanding, of which $7.9 million related to services that we expect to deliver within one year. The product-related outstanding orders as of December 31, 2020 were $11.8 million, of which $4.2 million were shipped by February 15, 2021. As of February 15, 2021, we had orders representing approximately $16.4 million in sales outstanding, inclusive of 2020 open and undelivered orders, of which $8.1 million related to service orders and $8.3 million were product-related orders. We believe that a significant portion of the outstanding product-related orders as of February 15, 2021 will be shipped during 2021. At December 31, 2019 and 2018, we had orders representing approximately $28.0 million and $17.5 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter, as customers spend the remaining balances of their capital expenditure budgets.

Human Capital
At December 31, 2020, we had 1,364 full-time employees worldwide, consisting of 511 sales and marketing professionals, 265 customer service/training/application engineering specialists, 192 production and supply chain staff, 258 research and development staff, and 138 administrative staff. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.
The Company believes that our future growth and success will depend in part on our ability to attract and retain highly-skilled personnel. The executive management team is responsible for developing and executing the Company's human capital strategy. The human capital strategy includes the attraction, acquisition, engagement and development of the Company's employees necessary to execute on our strategy and design of employee compensation and benefits programs to fit the needs of our worldwide employees. The CEO and Chief People Officer regularly update the Company's board of directors on key areas of our human capital strategy, including the following:
Diversity and Inclusion: FARO believes in the benefits workforce diversity can provide. Innovation is critical for any technology company – and we believe that it benefits by the creative thinking that happens when people with different perspectives and backgrounds come together. We believe diverse teams can better relate to the many and varied needs of our customers. We promote a culture where individual differences are valued which also allows us to attract the very best talent further encouraging our people to reach their full potential. As part of this cultural commitment, we also invest in formal programs designed to foster diversity through networking, talent management and targeted career development.

We conduct regular workforce engagement surveys to take the “pulse” of our people and gather their insights. We are committed to making all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws.

We believe strongly in building a global workforce that is diverse and that can build strong working relationships with our customers in the countries we operate. We support an inclusive culture and motivate our workforce to be themselves while at work. We are committed to providing our employees with a positive and safe work environment that is free of discrimination, harassment and workplace violence. We encourage our employees to embrace different ideas, strengths, interests and cultural backgrounds. People development, and inclusion are important to us. We understand the importance of giving back to the communities in which we live and work.

Health and Safety: Health, safety, and the well-being of our employees is one of our top priorities. We strive to achieve world-class safety levels on an annual basis. Our safety culture focuses on reducing workplace injuries and is supported by effective communication and reporting of workplace injuries. Due to the COVID-19 pandemic, most of our non-manufacturing and technical service personnel continue to work remote from our offices. Our global manufacturing operations, including facilities located in Exton, Pennsylvania, Lake Mary, Florida, Germany, Switzerland and Singapore continue to be designated as essential business and therefore continue to operate. To protect our employees in facilities in which our teams operate, we have employed significant preventative measures to ensure the health and safety of our employees, including temperature screenings prior to entering our plants, enforcement of safe distancing between employees within our plants, encouragement that employees wash hands often, and stay-at-home measures if symptoms of COVID-19 arise during work hours or prior to entering our plants.
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

Risks Related to Our Business and Industry

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
The market for traditional fixed-base coordinate measurement machines, or CMMs, check fixtures, handheld measurement tools, and surveying equipment is mature. Part of our strategy is to continue to displace these traditional measurement devices. Displacing traditional measurement devices and achieving broad market acceptance for our products requires significant effort to convince customers to reevaluate their historical measurement procedures and methodologies.
We market closely interdependent hardware products and related software for use in measurement, inspection, and high density surveying applications. Substantially all of our revenues are currently derived from sales of these products and software, and we plan to continue our business strategy of focusing on the software-driven, 3D measurement and imaging solutions market. Consequently, our financial performance will depend, in large part, on computer-based measurement, inspection and high density surveying products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.
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
Our success depends, in part, on our ability to further penetrate our customer base. During 2020, approximately 81% of our revenue was attributable to sales to our existing customers. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.
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
In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed for the year ended December 31, 2020, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have experienced a significant transition in our executive management team in the last two years. Any delay in the integration of our executive management team or our failure to successfully attract and retain qualified personnel could have an adverse effect on our business and results of operations.
Our executive management team has gone through a significant transition in the last two years, including the hiring of a new President and Chief Executive Officer and the hiring of a new Chief Financial Officer. Any delay in the integration of our executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have an adverse effect on our business and results of operations.
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

Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2020, we had approximately 17.9 million shares outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2020 averaged approximately 103,881 shares.
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
On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Following a protracted period of negotiation, the UK ceased to be a member of the European Union on January 31, 2020, after the ratification and approval of a withdrawal agreement by the European Union and the UK. The withdrawal agreement provided for a transition period until December 31, 2020 (the “Transition Period”), during which the terms of the future trading relationship between the European Union and the UK were negotiated. Throughout the Transition Period, the legal and regulatory framework between the UK and the European Union had remained the same.
Brexit and the perceptions as to its potential impact have and may continue to adversely affect business activity and economic conditions in Europe and globally and could contribute to instability in global financial and foreign exchange markets after the Transition Period. Brexit could also have the effect of imposing greater restrictions on, and costs associated with, imports and exports between the UK and European Union member states, including, without limitation, the imposition of tariffs and increased regulatory complexities. The hiring and retention of skilled labor may also become more challenging if the free movement of workers between the European Union and the UK ends. We may also be impacted by potential exchange rate volatility. Any of these factors could adversely affect our business and operating results by adversely affecting customer demand and our relationships with customers in the UK and the European Union. In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union.
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

Risks Related to Our Financial Position and Need for Additional Capital

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
On February 14, 2020, our Board of Directors approved a global Restructuring Plan, which is intended to support our new strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which includes decreasing total headcount by approximately 500 employees upon completion of the Restructuring Plan. These activities are expected to be substantially complete by the end of 2021. Actual results, including the costs of the Restructuring Plan, may differ materially from our expectations, resulting in our inability to realize the expected benefits of the Restructuring Plan and our new strategic plan and negatively impacting our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because the historical and projected future performance of certain of our recently acquired operations were lower than our expectations, the technologies, intellectual property, know-how and related intangibles were no longer aligned with our go-forward strategies, and due to other initiatives in connection with our new strategic plan, in the fourth quarter of 2019, we recorded an impairment of $35.2 million on our non-current assets, which charge was included in operating expenses. Further, we disposed of certain of our operations in the second quarter of 2020. See Note 7, “Goodwill” and Note 8, “Intangible Assets” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the impairment. We currently hold a total of $13.3 million in intangible assets, net of accumulated amortization, and $57.5 million in goodwill at December 31, 2020. Events may occur or circumstances may change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the assets, which could result in a further write-down of our assets.
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
Our balance sheet includes $47.5 million in deferred tax assets. Approximately half of that amount relates to U.S. deferred tax assets. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure no valuation allowance is required. The ultimate realization of our U.S. deferred tax assets is dependent upon our ability to generate future U.S. taxable income during the periods in which those deferred tax assets would be deductible. Our inability to realize our U.S. deferred tax assets may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition. Based on an evaluation we conducted, we determined that it was not necessary to establish a valuation allowance against any of our U.S. deferred tax assets as of December 31, 2020. However, we will continue to monitor whether a valuation allowance is necessary, and if we are required to establish a valuation allowance against our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition
Risks Related To Product Development And Regulatory Process

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
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm®, FARO ScanArm, FARO Laser TrackerTM, and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.

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
We have sold our products and related services to the Government under General Services Administration Federal Supply Schedule contracts since 2002 and are currently selling our products and related services to the Government under two such GSA Contracts. Our sales to the Government under the GSA Contracts were approximately $8.5 million, or approximately 2.8% of our total sales, for the year ended December 31, 2020. Each GSA Contract is subject to extensive legal and regulatory requirements and includes, among other provisions, a price reduction clause (the “Price Reduction Clause”), which generally requires us to reduce the prices billed to the Government under the GSA Contracts to correspond to the lowest prices billed to certain benchmark customers.
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
In January 2020, we received requests for additional information from the GSA and its Office of Inspector General to which we corresponded through June 2020. As a result of this continuing investigation, we reduced our total sales for the second quarter 2020 by an incremental $0.6 million sales adjustment, reflecting an estimated aggregate overcharge of $11.2 million under the GSA Contracts for the period from July 2011 to September 2020. We are working with the GSA in responding to any additional inquiries arising from the investigation. We recorded an incremental $0.2 million of imputed interest related to the estimated cumulative sales adjustment for the third quarter of 2020 and determined in the fourth quarter of 2020 that an adjustment to reduce imputed interest by $0.7 million was required. As of the date of the filing of this Annual Report on Form 10-K, we have recorded an aggregate estimated total liability for the GSA Matter of $12.3 million.
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
Risks Related to Intellectual Property

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
Risks Related To Reliance On Third Parties

Our dependence on suppliers for materials could impair our ability to manufacture our products.
Outside vendors provide key components, such as electronic components and semiconductors, used in the manufacture of our products. Any supply interruption in a limited source component would hinder our ability to manufacture our products until a new source of supply is identified. In addition, an uncorrected defect or supplier’s variation in a component, either known or unknown, or incompatibility with our manufacturing processes, could hinder our ability to manufacture our products. We may not be able to find a sufficient alternative supplier in a reasonable period of time, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the manufacture of components of our products, we may experience delays or interruptions in our operations, which would adversely affect our business, results of operations and financial condition.

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
Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunication failures, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues may be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could lead to a loss of sales or decreased profitability.

A cyberattack or security breach of our systems may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse or other misconduct. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.
It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack.
Any security breach, cyberattack or cyber security breach, and any incident involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer information, whether involving us or involving one of our vendors, could require us to expend significant resources to remediate any damage, could interrupt our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations. We have in the past experienced security incidents, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. If new customers or existing customers believe that our systems do not provide adequate security for the storage of personally identifiable information or other confidential or sensitive information, they may choose not to engage in business with us. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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
We believe our current facilities will be adequate for our needs in 2021 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
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
As of February 15, 2021, we had 37 holders of record of our common stock.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
During the years ended December 31, 2020, 2019 and 2018, we did not sell any equity securities that were not registered under the Securities Act.
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2020, 2019 and 2018 under this program. As of December 31, 2020, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
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
For purposes of preparing the graph, we assumed that an investment of $100 was made at market close on December 31, 2015, the last trading day before the beginning of our fifth preceding fiscal year, with reinvestment of any dividends at the time they were paid. We did not pay any dividends during the period indicated.

The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Market/Peer Group	2015	2016	2017	2018	2019	2020
FARO Technologies, Inc.	$100.00	$121.95	$159.22	$137.68	$170.57	$239.27
Nasdaq Composite-Total Returns	$100.00	$108.87	$141.14	$137.13	$185.45	$271.64
Morningstar Scientific & Technical Instruments Index	$100.00	$120.91	$167.48	$151.66	$209.65	$258.49

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31,
in thousands, except share and per-share data	2020	2019(2)	2018	2017	2016
Consolidated Statement of Operations Data:
Sales	$303,768	$381,765	$403,627	$360,917	$325,584
(Loss) Income from operations	(30,682)	(58,634)	5,754	5,322	13,284
(Loss) Income before income tax (benefit) expense	(30,773)	(61,014)	4,558	5,827	12,626
Net income (loss)	629	(62,147)	4,930	(14,516)	11,107
Net income (loss) per common share:
Basic	$0.04	$(3.58)	$0.29	$(0.87)	$0.67
Diluted	$0.04	$(3.58)	$0.29	$(0.87)	$0.67
Weighted average shares outstanding:
Basic	17,769,958	17,383,415	17,043,167	16,711,534	16,654,786
Diluted	17,926,324	17,383,415	17,348,456	16,711,534	16,681,710

	As of December 31,
	2020	2019	2018	2017	2016(1)
Consolidated Balance Sheet Data:
Working capital	$215,988	$216,251	$219,219	$218,274	$212,055
Total assets	525,592	486,842	506,244	458,578	423,714
Total debt-capital leases	424	751	360	475	21
Total shareholders’ equity	360,303	331,992	376,609	352,066	339,657

(1)In 2017, we adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), as issued by the Financial Accounting Standards Board, which requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. We adopted ASU 2015-17 on a retrospective basis. As a result, the working capital amounts as of December 31, 2016 have been reduced by $7.6 million to conform with the current year presentation of deferred tax assets as non-current assets.

(2)As part of our new strategic plan, in the fourth quarter of 2019, we began reorganizing the Company into a functional structure and evaluated our hardware product portfolio and the operations of certain of our recent acquisitions. As a result of our annual goodwill and intangible asset impairment test in December 2019 performed in connection with the preparation of our financial statements for the fourth quarter and year ended December 31, 2019, we recorded an impairment charge of $35.2 million in the fourth quarter of 2019, which included $21.2 million in goodwill, $10.5 million in intangible assets associated with recent acquisitions, $1.4 million in intangible assets related to capitalized patents and $2.1 million in other asset write-downs. We also recorded a charge of $12.8 million in the fourth quarter of 2019, increasing our reserve for excess and obsolete inventory, based on our analysis of our inventory reserves in connection with our strategy to simplify our hardware product portfolio and cease selling certain products.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share data from the physical world in a virtual environment and then translate this information back into the physical domain. Our technology enables highly accurate 3D measurement, imaging, comparison and projection of parts and complex structures within production, assembly and quality assurance processes. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
We derive our revenues primarily from the sale of our measurement equipment and related multi-faceted software programs. Revenue related to these products is generally recognized upon shipment. In addition, we sell extended warranties and training and technology consulting services relating to our products. We recognize the revenue from hardware service contracts and software maintenance contracts on a straight-line basis over the contractual term, and revenue from training and technology consulting services when the services are provided.
We operate in international markets throughout the world and maintain sales offices in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Switzerland, Thailand, Turkey, the United Kingdom, and the United States.
We manufacture our FARO Quantum Arm products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany and Switzerland for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities to have the production capacity necessary to support our volume requirements during 2021.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020, 2019 or 2018.

Executive Summary
COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 pandemic that has surfaced in virtually every country of our global operating footprint. During the second and third quarter of 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19. Although COVID-19 has negatively impacted demand for our products and services overall, the global pandemic also has provided us with the opportunity to adapt to a virtual environment and to capitalize on our existing virtual sales demonstration infrastructure which we have had in place for several years. We launched an updated web-based learning system with Faro Academy that has resulted in an increase in the attendance of our virtual training and product information seminars as our customers take advantage of the opportunity to remotely participate and to better understand the capabilities of our products and software offerings.
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
We continue to maintain a strong capital structure with a cash balance of $185.6 million and no debt as of December 31, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries that have begun to recover from the early impact of the pandemic and actions taken by governments in response to future resurgence, that are highly uncertain and not able to be predicted will determine the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions. See Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.
Our total sales decreased $78.0 million, or 20.4%, to $303.8 million for the year ended December 31, 2020 from $381.8 million for the year ended December 31, 2019. Our product sales decreased $71.1 million, or 24.5%, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic and other fluctuations in market conditions. Our service revenue decreased $6.9 million, or 7.5%, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic. Also, foreign exchange rates had a positive impact on total sales of $0.7 million, decreasing the percent that our overall sales declined by approximately 0.2 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Change in Organizational Structure and Segment Reporting
Historically, we operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. During the second half of 2019, our Chief Executive Officer (“CEO”) and FARO's management team formulated and began to implement a new comprehensive strategic plan for our business. Our strategic planning process included extensive conversations with employees, customers, investors and suppliers to identify both where the Company can provide sustained and differentiated customer value and where opportunities existed to improve operating efficiencies. We identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. As part of our strategic plan, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers, re-evaluated our hardware and software product portfolio and examined how key decisions are made throughout our global organization. Additionally, we focused on other organizational optimization efforts, including the simplification of our overly complex management structure.

As part of our new strategic plan, and based on the recommendation of our CEO, who is also our Chief Operating Decision Maker (“CODM”), in the fourth quarter of 2019, we eliminated our vertical structure in favor of a functional structure. Our new executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. We no longer have separate business units, segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Instead, our CODM now allocates resources and evaluates performance on a Company-wide basis. Based on these changes, commencing with the fourth quarter of 2019, we report as one reporting segment that develops, manufactures, markets, supports and sells a suite of 3D imaging and software solutions.
In addition to the reorganization of the Company’s structure, we evaluated our hardware and software product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we simplified our hardware and software product portfolio and divested our Photonics business and 3D Design related assets obtained from our acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”) in the second quarter of 2020.
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which supports our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan, which targeted $40 million in annualized savings to be realized by the fourth quarter of 2020, include decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan. The elimination of our vertical structure allowed us to successfully complete our redefined go-to-market strategy which placed increased focus on our customers and enabled our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
Our new marketing leadership team has focused its efforts on gaining an increased understanding of customer applications and workflows which enables value-based product positioning while optimizing our customer's total cost of ownership. By strengthening our understanding of customer applications and workflows, we will continue to develop high-value solutions across our product and software platforms. Also, our marketing leadership team has transformed our lead generation process and implemented technology to provide our sales organization with higher quality leads which optimizes the time and effort spent by our newly organized sales team.
We continue to focus on organizational optimization and improved decision making throughout the Company. Prior to the execution of the Restructuring Plan, the Company had strong geographic organizations with decentralized decision making. Additionally, the previous vertical structure layered on top of the geographic organization led to an overly complex and costly management structure. The newly formed global functional organization has enabled centralized management and clear process ownership, eliminating redundant resources and increasing the Company's agility and ability to execute the new strategic plan during the COVID-19 global pandemic.
We made significant progress executing the Restructuring Plan during 2020. We recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. The reduction of our global workforce and new cost structure allowed the Company to maintain a strong capital structure despite depressed sales levels primarily as a result of the COVID-19 pandemic.
At this time, we are continuing to evaluate the future key activities by which these additional charges will originate. We estimate additional pre-tax charges of $5 million to $15 million for fiscal year 2021. These activities are expected to be substantially completed by the end of 2021.
Acquisition of ATS
On August 21, 2020, we acquired all of the outstanding shares of Advanced Technical Solutions in Scandinavia AB (“ATS”), a Swedish company focused on 3D digital twin solution technology for a purchase price of €5.1 million ($6.0 million) paid, net of cash acquired, subject to certain additional post-closing adjustments, and up to €1.0 million ($1.2 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met in a three-year period. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. We believe this acquisition enables the Company to provide high accuracy 3D digital twin simulations for industries such as automotive and aerospace. The results of ATS’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of December 31, 2020.

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
Depreciation and amortization expenses are being reported in our statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the year ended December 31, 2018 have been restated throughout this Annual Report on Form 10-K to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation.
Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the year ended December 31, 2018 have been restated throughout this Annual Report on Form 10-K to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation.
Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance revenue for the year ended December 31, 2018 have been restated throughout this Annual Report on Form 10-K to reflect this reclassification of software maintenance revenue and to conform to the current period presentation.
Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the year ended December 31, 2018 have been restated throughout this Annual Report on Form 10-K to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation.

Results of Operations
2020 Compared to 2019

	Years ended December 31,
	2020		2019		Change ($)
(dollars in millions)		% of Sales		% of Sales	2020 vs 2019

Product	$218.6	72.0%	$289.7	75.9%	$(71.1)
Service	85.2	28.0%	92.1	24.1%	(6.9)
Total sales	303.8	100.0%	381.8	100.0%	(78.0)
Product	98.9	32.5%	133.2	34.9%	(34.4)
Service	45.1	14.8%	50.4	13.2%	(5.3)
Total cost of sales	143.9	47.4%	183.6	48.1%	(39.7)
Gross profit	159.8	52.6%	198.1	51.9%	(38.3)

Operating expenses
Selling, general and administrative	131.8	43.4%	177.4	46.5%	(45.6)
Research and development	42.9	14.1%	44.2	11.6%	(1.3)
Restructuring costs	15.8	5.2%	—	—%	15.8
Impairment loss	—	—%	35.2	9.2%	(35.2)
Total operating expenses	190.5	62.7%	256.8	67.3%	(66.3)

Other expense	0.1	—%	2.4	0.6%	(2.3)

Income tax (benefit) expense	(31.4)	(10.3)%	1.1	0.3%	(32.5)

Net income (loss)	$0.6	0.2%	$(62.1)	(16.3)%	$62.7

Consolidated Results
Sales. Total sales decreased by $78.0 million, or 20.4%, to $303.8 million for the year ended December 31, 2020 from $381.8 million for the year ended December 31, 2019. Total product sales decreased by $71.1 million, or 24.5%, to $218.6 million for the year ended December 31, 2020 from $289.7 million for the year ended December 31, 2019. Our product sales decreased due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic and other fluctuations in market conditions. Service sales decreased by $6.9 million, or 7.5%, to $85.2 million for the year ended December 31, 2020 from $92.1 million for the year ended December 31, 2019, primarily due to the unfavorable impact of end market demand softness related to the COVID-19 pandemic and other fluctuations in market conditions. Foreign exchange rates had a positive impact on sales of $0.7 million, reducing our overall sales decline by approximately 0.2 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit decreased by $38.3 million, or 19.3%, to $159.8 million for the year ended December 31, 2020 from $198.1 million for the year ended December 31, 2019. Gross margin increased to 52.6% for the year ended December 31, 2019 from 51.9% in the prior year period. Gross margin from product revenue increased by 0.8 percentage points to 54.8% for the year ended December 31, 2020 from 54.0% in the prior year period. This increase in gross margin from product revenue was primarily due to 2019 being burdened by a $12.8 million increase in our reserve for excess and obsolete inventory recorded in connection with our strategic decisions to simplify our hardware and software product portfolio and cease selling certain products. Gross margin from service revenue increased by 1.8 percentage points to 47.1% for the year ended December 31, 2020 from 45.3% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased by $45.6 million, or 25.7%, to $131.8 million, for the year ended December 31, 2020 from $177.4 million for the year ended December 31, 2019. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Additionally, a decrease in selling commission expense and travel expense was driven by reduced global sales and pandemic stay-at-home orders, respectively. SG&A expenses as a percentage of sales decreased to 43.4% for the year ended December 31, 2020 from 46.5% for the year ended December 31, 2019.
Research and development expenses. Research and development expenses decreased $1.3 million, or 2.9%, to $42.9 million for the year ended December 31, 2020 from $44.2 million for the year ended December 31, 2019. This decrease was mainly driven by a decrease in purchased technology intangible amortization expense as a result of the impairment of certain intangible assets in connection with the Restructuring Plan. Research and development expenses as a percentage of sales increased to 14.1% for the year ended December 31, 2020 from 11.6% for the year ended December 31, 2019.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the year ended December 31, 2020 were $15.8 million primarily consisting of severance and related benefits charges.
Impairment loss. As a result of our annual goodwill and intangible asset impairment test performed in the prior year, we recorded an impairment loss of $35.2 million in the fourth quarter of 2019, which included $21.2 million in goodwill, $10.5 million in intangible assets associated with recent acquisitions, $1.4 million in intangible assets related to capitalized patents, and $2.1 million in other asset write-downs. There were no similar impairments in 2020.
Other expense. Other expense was $0.1 million for the year ended December 31, 2020 compared to $2.4 million for the year ended December 31, 2019. This decrease was primarily driven by the impairment charge related to our equity investment in present4D GmbH (“present4D”) recorded in the second quarter of 2019 and the impairment charge related to our note receivable due from present4D recorded in the fourth quarter of 2019.
Income tax (benefit) expense. Income tax benefit for the year ended December 31, 2020 was $31.4 million compared with an income tax expense of $1.1 million for the year ended December 31, 2019. Our effective tax rate was 102.0% for the year ended December 31, 2020 compared to 1.9% for the year ended December 31, 2019. The change in income tax (benefit) expense was primarily due to the Company completing an intra-entity transfer of certain intellectual property rights (“IP Rights”) which resulted in the Company establishing a deferred tax asset benefit of $19.2 million, based on the fair value of the IP rights transferred in December 2020.

Net income (loss). Net income was $0.6 million for the year ended December 31, 2020 compared with net loss of $62.1 million for the year ended December 31, 2019, reflecting the impact of the factors described above.

2019 Compared to 2018

	Years ended December 31,
	2019		2018		Change ($)
(dollars in millions)		% of Sales		% of Sales	2019 vs 2018

Product	$289.7	75.9%	$320.6	79.4%	$(30.9)
Service	92.1	24.1%	83.0	20.6%	9.0
Total sales	381.8	100.0%	403.6	100.0%	(21.9)
Product	133.2	34.9%	130.9	32.4%	2.4
Service	50.4	13.2%	51.2	12.7%	(0.8)
Total cost of sales	183.6	48.1%	182.1	45.1%	1.6
Gross profit	198.1	51.9%	221.6	54.9%	(23.4)

Operating expenses
Selling, general and administrative	177.4	46.5%	169.7	42.0%	7.7
Research and development	44.2	11.6%	46.1	11.4%	(1.9)
Impairment loss	35.2	9.2%	—	—%	35.2
Total operating expenses	256.8	67.3%	215.8	53.5%	41.0

Other expense	2.4	0.6%	1.2	0.3%	1.2

Income tax expense (benefit)	1.1	0.3%	(0.4)	(0.1)%	1.5

Net (loss) income	$(62.1)	(16.3)%	$4.9	1.2%	$(67.0)
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
Gross profit. Gross profit decreased by $23.4 million, or 10.6%, to $198.1 million for the year ended December 31, 2019 from $221.6 million for the year ended December 31, 2018. Gross margin decreased to 51.9% for the year ended December 31, 2019 from 54.9% in the prior year period. Gross margin from product revenue decreased by 5.2 percentage points to 54.0% for the year ended December 31, 2019 from 59.2% in the prior year period. This decrease in gross margin from product revenue was primarily due to the $12.8 million increase in our reserve for excess and obsolete inventory recorded in the fourth quarter of 2019 in connection with our strategic decisions to simplify our hardware and software product portfolio and cease selling certain products, compared to a $4.7 million increase in our reserve for excess and obsolete inventory recorded in 2018. Gross margin from service revenue increased by 7.0 percentage points to 45.3% for the year ended December 31, 2019 from 38.3% for the prior year period, primarily due to the leveraging effect of higher warranty and customer service revenue as well as improved efficiencies in our customer service repair process.

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

Liquidity and Capital Resources
Cash and cash equivalents increased by $52.0 million to $185.6 million at December 31, 2020 from $133.6 million at December 31, 2019. Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $21.4 million during the year ended December 31, 2020 compared to $32.5 million during the year ended December 31, 2019. The change was mainly due to a decrease in non-cash adjustments to reconcile net income more than offsetting an increase due to certain working capital reductions.
Cash flows provided by investing activities during the year ended December 31, 2020 were $13.9 million compared with cash flows used in investing activities of $9.3 million during the year ended December 31, 2019. The change was primarily due to proceeds from sales of investments of $25.0 million during the year ended December 31, 2020, compared to no such activity in the year ended December 31, 2019.
Cash flows provided by financing activities during the years ended December 31, 2020 and December 31, 2019 were $11.1 million and $2.2 million, respectively. The increase was primarily driven by higher proceeds from the issuance of stock relating to the exercise of stock options during the year ended December 31, 2020 compared to the prior year and decreased contingent consideration paid in connection with our recent acquisitions in the year ended December 31, 2020.

Of our cash and cash equivalents, $119.2 million was held by foreign subsidiaries as of December 31, 2020. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2020, 2019 and 2018 under this program. As of December 31, 2020, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We are party to capital leases on equipment with an initial term of 36 to 60 months and other non-cancellable operating leases. These obligations are presented below as of December 31, 2020 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations	$33,322	$6,914	$10,193	$7,611	$8,604
Capital lease obligations	445	292	134	19	$—
Purchase obligations	45,138	44,196	942	—	—
Transition tax liability	11,080	1,166	3,353	6,561	—
Other obligations	1,056	—	1,056	—	—
Total	$91,041	$52,568	$15,678	$14,191	$8,604
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2020, we had approximately $44.2 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, we also had $0.9 million in long-term commitments for purchases to be delivered after 12 months. During the fourth quarter of 2017, we recorded a provisional amount of $17.4 million related to the increase to our taxes payable pursuant to the U.S. Tax Cuts and Jobs Act associated with the mandatory deemed repatriation of the earnings of our foreign subsidiaries, or transition tax. During the fourth quarter of 2018, we decreased the provisional estimate of the one-time transition tax by $2.8 million upon completing our analysis of earnings and profits of our foreign subsidiaries and utilization of foreign tax credits. $1.8 million of the decrease related to a change in our deferred tax assets, and $1.0 million was an income tax benefit recorded in the fourth quarter of 2018. We made our first three transition tax payments in 2018, 2019, and 2020 and will pay the remaining liability over the next five years. Other obligations included in the table primarily represent estimated payments due for acquisition related earn-outs of $1.1 million.

Inflation
Inflation did not have a material impact on our results of operations in recent years, and we do not expect inflation to have a material impact on our operations in 2021.
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
Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts that typically range from one year to three years. Hardware service contract revenues are recognized on a straight-line basis over the term of the contract. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes.

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

Each period, and for any of our reporting units, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the quantitative goodwill impairment test. We perform the quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we impair goodwill for the excess amount of the reporting unit compared to its fair value, not to be reduced below zero. Management concluded there was no goodwill impairment for the years ended December 31, 2020 and 2018. However, during 2019 as a result of this test and under our historical reporting unit structure, the estimated fair value of each of the Photonics reporting unit, which included goodwill recognized with the Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”) acquisitions, and the 3D Design reporting unit, which included goodwill recognized with the acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), were determined to be significantly less than the carrying value of such reporting unit, indicating a full impairment. This impairment was driven primarily by historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2020, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies. At December 31, 2020, 42% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020, 2019 or 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Our audit procedures related to the reserve for excess and obsolete inventory included the following, among others:

•We evaluated the design and tested the operating effectiveness of the key controls relating to the excess and obsolete reserve.
•We tested the calculation of current inventories within the excess and obsolete reserve by recalculating the analysis of the previous 12 months' usage and evaluating the reasonableness of forecasted sales.
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

Income taxes
As described further in Note 12 to the financial statements, the Company is a multinational corporation that is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s effective tax rate is directly impacted by the application of complex tax laws and regulations, which are highly dependent upon the geographic mix of worldwide earnings or losses, the tax regulations in each country or geographic region in which they operate, and the availability of tax credit and loss carryforwards. In addition, the recoverability of deferred tax assets in both domestic and foreign jurisdictions is based on the weight of positive and negative evidence of recoverability, which includes future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies. We identified income tax (benefit) expense and the deferred tax assets and liabilities as a critical audit matter.

The principal consideration for our determination that the income tax (benefit) expense and valuation and recoverability of deferred tax assets and liabilities was a critical audit matter were due to the multinational presence of the Company in numerous foreign jurisdictions, with varying complex tax laws and regulations. These rules may be subject to interpretation depending on the jurisdiction and may involve significant management judgment. In addition, there is a high risk of estimation uncertainty due to significant management judgment related to establishing or reversing a valuation allowance against a deferred tax asset in a jurisdiction, which may be based on various forms of positive and negative evidence regarding the recoverability of a deferred tax asset. The audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Our audit procedures related to the income tax (benefit) expense and deferred tax asset and liability amounts included the following, among others:

•We evaluated the design and tested the operating effectiveness of the key controls relating to the income tax provision and deferred tax asset and liability amounts, including the development of future earnings and assumptions around the timing of reversals of existing taxable temporary differences. We also tested management’s controls around the review of the completeness and accuracy of the qualitative and quantitative valuation allowance analysis.
•We involved foreign tax professionals from member firms to assess significant income tax positions and calculations for completeness and accuracy. In addition, we reconciled the tax provision calculations to the underlying accounting records, tax returns, and other supporting documentation.
•We involved international tax professionals from the firm to test the Company’s assumptions regarding its geographic mix of worldwide earnings or losses. As part of those procedures, we noted the Company’s geographic mix of earnings or losses was calculated pursuant to third party transfer pricing studies performed by qualified parties. In addition, we involved specialists to review the Company’s transfer pricing assertions.
•We tested the Company’s analysis of recoverability of its deferred tax assets in each of its jurisdictions based on evidence received from management to support the balances.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Orlando, Florida
February 17, 2021

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$185,633	$133,634
Short-term investments	—	24,870
Accounts receivable, net	64,616	76,162
Inventories, net	47,391	58,554
Prepaid expenses and other current assets	26,295	28,996
Total current assets	323,935	322,216
Non-current assets:
Property, plant and equipment, net	23,091	26,954
Operating lease right-of-use asset	26,107	18,418
Goodwill	57,541	49,704
Intangible assets, net	13,301	14,471
Service and sales demonstration inventory, net	31,831	33,349
Deferred income tax assets, net	47,450	18,766
Other long-term assets	2,336	2,964
Total assets	$525,592	$486,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,121	$13,718
Accrued liabilities	42,593	38,072
Income taxes payable	3,442	5,182
Current portion of unearned service revenues	39,149	39,211
Customer deposits	2,807	3,108
Lease liability	5,835	6,674
Total current liabilities	107,947	105,965
Unearned service revenues - less current portion	21,757	20,578
Lease liability - less current portion	22,131	13,698
Deferred income tax liabilities	787	357
Income taxes payable - less current portion	11,583	13,177
Other long-term liabilities	1,084	1,075
Total liabilities	165,289	154,850
Commitments and contingencies - See Note 13
Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $0.001, 50,000,000 shares authorized; 19,384,350, 18,988,379 issued; 17,990,707 and 17,576,618 outstanding, respectively	19	19
Additional paid-in capital	287,979	267,868
Retained earnings	113,508	112,879
Accumulated other comprehensive loss	(10,160)	(17,399)
Common stock in treasury, at cost - 1,393,643 shares and 1,411,761, respectively	(31,043)	(31,375)
Total shareholders’ equity	360,303	331,992
Total liabilities and shareholders’ equity	$525,592	$486,842
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
SALES
Product	$218,587	$289,679	$320,584
Service	85,181	92,086	83,043
Total sales	303,768	381,765	403,627
COST OF SALES
Product	98,864	133,246	130,876
Service	45,057	50,387	51,198
Total cost of sales	143,921	183,633	182,074
GROSS PROFIT	159,847	198,132	221,553
OPERATING EXPENSES
Selling, general and administrative	131,827	177,378	169,717
Research and development	42,896	44,175	46,082
Restructuring costs	15,806	—	—
Impairment loss	—	35,213	—
Total operating expenses	190,529	256,766	215,799
(LOSS) INCOME FROM OPERATIONS	(30,682)	(58,634)	5,754
OTHER EXPENSE (INCOME)
Interest income	(340)	(714)	(429)
Other expense, net	431	2,313	1,139
Interest expense	—	781	486
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(30,773)	(61,014)	4,558
INCOME TAX (BENEFIT) EXPENSE	(31,402)	1,133	(372)
NET INCOME (LOSS)	$629	$(62,147)	$4,930
NET INCOME (LOSS) PER SHARE - BASIC	$0.04	$(3.58)	$0.29
NET INCOME (LOSS) PER SHARE - DILUTED	$0.04	$(3.58)	$0.29
Weighted average shares - Basic	17,769,958	17,383,415	17,043,167
Weighted average shares - Diluted	17,926,324	17,383,415	17,348,456
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$629	$(62,147)	$4,930
Currency translation adjustments, net of income tax	7,239	1,084	(10,661)
Comprehensive income (loss)	$7,868	$(61,063)	$(5,731)
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

					Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2018	16,796,884	$18	$223,055	$168,624	$(7,822)	$(31,809)	$352,066
Net income				4,930			4,930
Currency translation adjustment, net of income tax					(10,661)		(10,661)
Stock-based compensation	—		7,620				7,620
Common stock issued, net of shares withheld for employee taxes	456,127	1	20,654			200	20,855
Cumulative effect of the adoption of ASU 2014-09				1,799			1,799
BALANCE DECEMBER 31, 2018	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net loss				(62,147)			(62,147)
Currency translation adjustment, net of income tax					1,084		1,084
Stock-based compensation			11,071				11,071
Common stock issued, net of shares withheld for employee taxes	323,607		5,468			234	5,702
Cumulative effect of the adoption of ASU 2016-02				(327)			(327)
BALANCE DECEMBER 31, 2019	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net income				629			629
Currency translation adjustment, net of income tax					7,239		7,239
Stock-based compensation	—		8,314				8,314
Common stock issued, net of shares withheld for employee taxes	414,089		11,797			332	12,129
BALANCE DECEMBER 31, 2020	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net income (loss)	$629	$(62,147)	$4,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,239	18,516	18,313
Compensation for stock options and restricted stock units	8,314	11,071	7,620
Provision for bad debts (net of recoveries)	440	2,090	907
Loss on disposal of assets	383	2,639	192
Provision for excess and obsolete inventory	1,349	16,886	5,757
Impairment of goodwill	—	21,233	—
Impairment of acquired intangibles	—	10,548	—
Impairment of loan to affiliate	—	549	—
Deferred income tax (benefit) expense	(28,444)	(6,304)	689
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	12,346	10,406	(15,995)
Inventories	10,343	(4,136)	(20,532)
Prepaid expenses and other assets	3,862	1,188	(11,310)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,390	(2,518)	11,195
Income taxes payable	(3,357)	1,041	(3,286)
Customer deposits	(374)	(30)	513
Unearned service revenues	(726)	11,436	7,330
Net cash provided by operating activities	21,394	32,468	6,323
INVESTING ACTIVITIES:
Purchases of investments	—	(50,000)	(47,000)
Proceeds from sale of investments	25,000	50,000	33,000
Purchases of property and equipment	(4,774)	(6,675)	(11,021)
Payments for internally capitalized patents	(1,298)	(2,118)	(1,900)
Acquisition of business, net of cash received	(6,036)	—	(27,067)
Other	1,015	(549)	(1,786)
Net cash provided (used in) by investing activities	13,907	(9,342)	(55,774)
FINANCING ACTIVITIES:
Payments on capital leases	(338)	(358)	(157)
Payments of contingent consideration for acquisitions	(733)	(3,101)	(888)
Payments for taxes related to net share settlement of equity awards	(2,602)	(2,199)	—
Proceeds from issuance of stock related to stock option exercises	14,731	7,901	20,855
Net cash provided by financing activities	11,058	2,243	19,810
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,640	(518)	(2,536)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,999	24,851	(32,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	133,634	108,783	140,960
CASH AND CASH EQUIVALENTS, END OF YEAR	$185,633	$133,634	$108,783
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(in thousands, except share and per share data or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share data from the physical world in a virtual environment and then translate this information back into the physical domain. Our technology enables highly accurate 3D measurement, imaging, comparison and projection of parts and complex structures within production, assembly and quality assurance processes. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
Historically, we operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. During the second half of 2019, our Chief Executive Officer (“CEO”) and FARO's management team formulated and began to implement a new comprehensive strategic plan for our business. Our strategic planning process included extensive conversations with employees, customers, investors and suppliers to identify both where the Company can provide sustained and differentiated customer value and where opportunities existed to improve operating efficiencies. We identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. As part of our strategic plan, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers, re-evaluated our hardware and software product portfolio and examined how key decisions are made throughout our global organization. Additionally, we focused on other organizational optimization efforts, including the simplification of our overly complex management structure.
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

Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration we expect to receive in exchange for satisfaction of those performance obligations, or standalone selling price. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts which revenues are recognized on a straight-line basis over the term of the contract. Hardware service contracts generally extend between one month and three years. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of software only is recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes.
Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. We had deposits with foreign banks totaling $119.2 million and $89.3 million as of December 31, 2020 and 2019, respectively.
Accounts Receivable and Related Allowance for Credit Losses—Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for credit losses. Accounts outstanding longer than the contractual payment terms are considered past due. We make judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for credit losses, which adjusts gross trade accounts receivable to their net realizable value. The allowance for credit losses is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. We do not generally charge interest on past due receivables.
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
Depreciation expense was $10.8 million, $13.0 million and $12.9 million in 2020, 2019 and 2018, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes. Balances of major classes of depreciable assets and total accumulated depreciation as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Property, plant and equipment:
Machinery and equipment	$91,984	$83,900
Furniture and fixtures	6,620	6,377
Leasehold improvements	21,414	21,397
Property, plant and equipment at cost	120,018	111,674
Less: accumulated depreciation and amortization	(96,927)	(84,720)
Property, plant and equipment, net	$23,091	$26,954
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

Each period, and for our single reporting unit, we can elect to perform a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of our reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the quantitative goodwill impairment test. We calculate the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we record the amount of the impairment loss, if any.
Management concluded there was no goodwill impairment for the year ended December 31, 2020, $21.2 million impairment loss for the year ended December 31, 2019 and no goodwill impairment for the year ended December 31, 2018. We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual quantitative test of goodwill during 2020 and 2018 as of December 31. We changed the timing of our annual test of goodwill during 2019 to align with our updated strategic plan and annual budgetary process. Accordingly, we performed our annual quantitative test for impairment of our recorded goodwill as of December 10, 2019. As a result of this test, the estimated fair value of each of the Photonics reporting unit, which included goodwill recognized with the Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”) acquisitions, and the 3D Design reporting unit, which included goodwill recognized with the acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), were determined to be significantly less than the carrying value of such reporting unit, indicating a full impairment. This $21.2 million impairment loss was driven primarily by historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan. See Note 7, “Goodwill” for further information regarding goodwill.
Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2020 and 2019, there were no indefinite-lived intangible assets.
Product technology and patents are recorded at cost. Amortization expense is computed using the straight-line method over the lives of the product technology and patents of 7 to 20 years.
The remaining weighted-average amortization period for all our intangible assets is 5 years.
As a result of historical and projected financial performance being lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan, the estimated fair value of acquired intangibles recognized with the Nutfield, Laser Control Systems, Lanmark and Open Technologies acquisitions were determined to be less than the net carrying value for such assets. We recognized an impairment charge related to such acquired intangibles of $10.5 million in 2019. We recognized no impairment charges related to intangibles in 2020 or 2018. See Note 8, “Intangible Assets” for further information regarding intangible assets.
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
Earnings (Loss) Per Share (“EPS”)—Basic (loss) earnings per share is computed by dividing net (income) income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 15, “(Loss) Earnings Per Share.”
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
Reclassifications—Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period presentation:
•Depreciation and amortization expenses are being reported in the accompanying statements of operations to reflect departmental costs. Previously, those expenses were reported as a separate line item under operating expenses. Amounts related to depreciation and amortization expenses for the year ended December 31, 2018 has been restated throughout this Annual Report on Form 10-K to reflect this reclassification of depreciation and amortization expenses and to conform to the current period presentation, as set forth in the following tables;
•Selling and marketing expenses and general and administrative expenses are now being reported in the accompanying statements of operations together in one line as Selling, general and administrative. Previously, those expenses were reported as two separate line items under operating expenses. Amounts related to selling, general and administrative expenses for the year ended December 31, 2018 have been reclassified throughout this Annual Report on Form 10-K to reflect this reclassification of selling, general and administrative expenses and to conform to the current period presentation, as set forth in the following tables;
•Software maintenance revenue is now being reported in the accompanying statements of operations as a component of product sales. Previously, these revenues were reported in service sales. Amounts related to software maintenance sales for the year ended December 31, 2018 have been reclassified throughout this Annual Report on Form 10-K to reflect this reclassification of software maintenance sales and to conform to the current period presentation, as set forth in the following tables; and
•Software maintenance cost of sales is now being reported in the accompanying statements of operations as a component of product cost of sales. Previously, these cost of sales was reported in service cost of sales. Amounts related to software maintenance cost of sales for the year ended December 31, 2018 have been reclassified throughout this Annual Report on Form 10-K to reflect this reclassification of software maintenance cost of sales and to conform to the current period presentation, as set forth in the following tables.

For the twelve months ended December 31, 2018:
	As Reported	Depreciation and Amortization Adjustment	Selling, General and Administrative Adjustment	Software Maintenance Adjustment	As Adjusted
Sales
Product	$311,102	$—	$—	$9,482	$320,584
Service	92,525	—	—	(9,482)	83,043
Total sales	$403,627	$—	$—	$—	$403,627

Cost of Sales
Product	$124,802	$3,406	$—	$2,668	$130,876
Service	50,480	3,386	—	(2,668)	51,198
Total cost of sales	$175,282	$6,792	$—	$—	$182,074

Operating Expenses
Selling, general and administrative	$—	$5,145	$164,572	$—	$169,717
Selling and marketing	116,920	—	(116,920)	—	—
General and administrative	47,652	—	(47,652)	—	—
Depreciation and amortization	18,313	(18,313)	—	—	—
Research and development	39,706	6,376	—	—	46,082
Total operating expenses	$222,591	$(6,792)	$—	$—	$215,799

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$21	$6	$4
Cash paid for income taxes	$3,409	$5,498	$5,813
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	$1,688	$3,044	$964
Assumption of contingent consideration from acquisition	$980	$—	$6,751

3.    REVENUES

The following tables present our revenues by sales type as presented in our consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands):

	Years ended December 31,
	2020	2019	2018
Product Sales
Products transferred to a customer at a point in time	$205,849	$277,841	$311,102
Products transferred to a customer over time	12,738	11,838	9,482
	$218,587	$289,679	$320,584

	Years ended December 31,
	2020	2019	2018
Service Sales
Service transferred to a customer at a point in time	$36,732	$48,593	$42,932
Service transferred to a customer over time	48,449	43,493	40,111
	$85,181	$92,086	$83,043

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands):

	Years ended December 31,
	2020	2019	2018
Total Sales to External Customers
United States and Canada	$119,769	$151,646	$156,242
EMEA (1)	91,390	122,279	127,261
Other APAC (1)	51,804	60,796	68,908
China	31,748	32,934	36,130
Other Americas (1)	9,057	14,110	15,086
	$303,768	$381,765	$403,627

(1) Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific, excluding China (Other APAC); and Mexico and Brazil (Other Americas).
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of December 31, 2020, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $2.6 million and $1.5 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2020. As of December 31, 2019, the deferred cost asset related to deferred commissions was approximately $3.1 million. For classification purposes, $2.1 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2019.

The unearned service revenue liabilities reported on our consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties and software maintenance. The current portion of unearned service revenues on our consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. The Unearned service revenues - less current portion on our consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty and software maintenance contract liabilities. Customer deposits on our consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the year ended December 31, 2020, we recognized $35.2 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2019. During the year ended December 31, 2019, we recognized $30.2 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2018.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for December 31, 2020 and December 31, 2019 was approximately $0.3 million and $0.1 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added, sales and other taxes that we collect concurrently with revenue-producing activities.

4.    ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2020	2019	2018
Balance, beginning of year	$3,449	$1,748	$1,957
Provision (net of recovery)	440	2,090	907
Amounts written off, net of recoveries	(1)	(389)	(1,116)
Balance, end of year	$3,888	$3,449	$1,748

5.    SHORT-TERM INVESTMENTS
We had no short-term investments at December 31, 2020. Short-term investments at December 31, 2019 were comprised of U.S. Treasury Bills totaling $24.8 million, consisting of $8.9 million that matured on March 12, 2020 and $15.9 million that matured on June 11, 2020. The interest rates on the U.S. Treasury Bills held on December 31, 2019 that matured on March 12, 2020 and June 11, 2020 were 1.8% and 1.4%, respectively. The investments are classified as held-to-maturity and recorded at cost plus accrued interest, which approximates fair value.

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

Inventories consist of the following:

	December 31, 2020	December 31, 2019
Raw materials	$29,955	$36,956
Finished goods	17,436	21,598
Inventories, net	$47,391	$58,554
Service and sales demonstration inventory, net	$31,831	$33,349

7.    GOODWILL
We had approximately $57.5 million and $49.7 million of goodwill as of December 31, 2020 and 2019, respectively. Changes in these balances are shown below:

(in thousands)	December 31, 2020	December 31, 2019
Goodwill, beginning	$49,704	$67,274
Recognized goodwill	5,467	4,443
Impairment of goodwill	—	(21,233)
Foreign currency translation	2,370	(780)
Goodwill, ending	$57,541	$49,704

We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual quantitative test of goodwill during 2020 as of December 31, 2020, and recorded no impairment expense for the year ended December 31, 2020. During 2019, we changed the timing of our annual test of goodwill to align with our updated strategic plan and annual budgetary process. Accordingly, in connection with the preparation of our financial statements for the year ended December 31, 2019, we performed our annual quantitative test for impairment of our recorded goodwill as of December 10, 2019. As a result of this test, the estimated fair value of each of the Photonics reporting unit, which included goodwill recognized with the Nutfield, Laser Control Systems and Lanmark acquisitions, and the 3D Design reporting unit, which included goodwill recognized with the Open Technologies acquisition, were determined to be less than the carrying value of such reporting unit, indicating a full impairment. This impairment was driven primarily by historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan.
As part of our new strategic plan, and based on the recommendation of our CEO, who is also our CODM, in the fourth quarter of 2019, we eliminated our vertical structure and began reorganizing the Company into a functional structure. Our executive leadership team is now comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. We no longer have separate business units, or segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Instead, our CODM now allocates resources and evaluates performance on a Company-wide basis. Based on these changes, commencing with the fourth quarter of 2019, we are now reporting as one reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety. Accordingly, there are no reporting segment goodwill balances at December 31, 2020 and 2019, respectively.

8.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2020
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$14,625	$10,785	$3,840
Patents and trademarks	14,325	7,495	6,830
Customer relationships	6,541	4,002	2,539
Other	5,265	5,173	92
Total	$40,756	$27,455	$13,301

	As of December 31, 2019
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,135	$19,798	$4,337
Patents and trademarks	13,726	6,894	6,832
Customer relationships	5,150	2,509	2,641
Other	8,875	8,214	661
Total	$51,886	$37,415	$14,471

For the year ended, December 31, 2019, as a result of historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan, the estimated fair value of acquired intangibles recognized with the Nutfield, Laser Control Systems, Lanmark and Open Technologies acquisitions were determined to be less than the carrying value of the net carrying value for such assets. We recognized an impairment charge related to such acquired intangibles of $10.5 million in the fourth quarter of 2019. This impairment charge was primarily related to customer relationship and technology intangible assets.
Amortization expense was $3.4 million, $5.6 million and $5.4 million in 2020, 2019 and 2018, respectively. The estimated amortization expense for each of the years 2021 through 2025 and thereafter is as follows:

Years ending December 31,	Amount
2021	$3,760
2022	2,536
2023	1,903
2024	1,569
2025	1,394
Thereafter	2,139
$13,301

9.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2020	2019
Accrued compensation and benefits	$17,457	$15,366
Accrued restructuring costs	2,347	—
Accrued warranties	1,683	2,090
Professional and legal fees	1,810	1,793
Taxes other than income	5,013	4,077
General services administration contract contingent liability (see Note 13)	12,325	11,886
Other accrued liabilities	1,958	2,860
	$42,593	$38,072
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2020	2019	2018
Balance, beginning of year	$2,090	$2,571	$2,628
Provision for warranty expense	2,727	3,600	4,096
Fulfillment of warranty obligations	(3,134)	(4,081)	(4,153)
Balance, end of year	$1,683	$2,090	$2,571

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

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,056
Total	$—	$—	$1,056

	December 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$733
Total	$—	$—	$733

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the former owners attaining future product release milestones. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability-weightings are developed internally and assessed on a quarterly basis. The change in the fair value of the contingent consideration from December 31, 2019 to December 31, 2020 were primarily related to the execution of our new strategic plan where we disposed of the acquired company that was related to the arrangement to pay former owners, as well as the consummation of a new arrangement to pay the former owners of our recent acquisition. The undiscounted maximum payment as of December 31, 2020 under the arrangements was $1.2 million, based on certain milestones.

11.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Years ended December 31,
	2020	2019	2018
Foreign exchange transaction losses	$1,680	$1,211	$1,386
Present4D impairment	—	2,152	—
Contingent consideration fair value adjustment	—	(1,562)	—
Other	(1,249)	512	(247)
Total other expense, net	$431	$2,313	$1,139

12.    INCOME TAXES
Income (loss) before income tax (benefit) expense consists of the following:

	Years ended December 31,
	2020	2019	2018
Domestic	$(33,991)	$(40,963)	$(1,723)
Foreign	3,218	(20,051)	6,281
(Loss) Income before income taxes	$(30,773)	$(61,014)	$4,558

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$(3,557)	$3,215	$(1,694)
State	169	400	120
Foreign	(2,032)	3,809	1,394
Current income tax (benefit) expense	(5,420)	7,424	(180)
Deferred:
Federal	(2,886)	(7,630)	(486)
State	(2,937)	(1,667)	(153)
Foreign	(20,159)	3,006	447
Deferred income tax benefit	(25,982)	(6,291)	(192)
Income tax (benefit) expense	$(31,402)	$1,133	$(372)

During fiscal 2020, we completed intra-entity transfers of certain intellectual property rights (“IP Rights”) which resulted in the Company establishing deferred tax assets and related tax benefits of $19.2 million, based on fair value of the IP rights transferred in December 2020. The determination of the fair value involves significant judgment on future revenue growth, operating profit and discount rates. Unforeseen events and circumstances may occur that could affect either the accuracy or validity or such assumptions, estimates or actual results. The sustainability of our future tax benefits may be dependent upon the acceptance of the valuation estimates and assumptions by the taxing authorities in those jurisdictions impacted by the intra-entity transfers of IP rights.

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax (benefit) expense are summarized below:

	Years ended December 31,
	2020	2019	2018
Tax expense at statutory rate	$(6,462)	$(12,812)	$956
State income taxes, net of federal benefit	(1,400)	(1,564)	(13)
Foreign tax rate difference	1,999	(1,954)	(1,003)
Research and development credit	(662)	(753)	(919)
Change in valuation allowance	(3,736)	8,485	464
Equity based compensation	(42)	(25)	(390)
Impact of permanent differences of non-deductible cost	(602)	1,550	727
Provision to return adjustments & deferred adjustments	(572)	356	(654)
Change in enacted tax rates	(1,138)	359	58
Global intangible low-taxed income (“GILTI”)	—	1,795	402
Intangible & goodwill impairment	—	4,999	—
Other	440	697	—
Impact of intra-entity IP transfers	(19,227)	—	—
Income tax (benefit) expense	$(31,402)	$1,133	$(372)
The components of our net deferred income tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Net deferred income tax asset - Non-current
Warranty cost	$310	$616
Inventory reserve	5,234	4,820
Unearned service revenue	11,607	11,616
Employee stock options	3,271	4,157
Tax credits	2,828	1,207
Loss carryforwards	8,530	7,481
Depreciation	1,419	345
Other, net	735	1,760
Intangibles & goodwill	19,295	—
Lease liability	6,986	4,591
Total deferred tax assets	60,215	36,593
Valuation allowance	(6,916)	(10,419)
Total deferred tax assets net of valuation allowance	53,299	26,174
Net deferred income tax liability - Non-current
Intangibles & goodwill	—	(3,174)
Right of use asset	(6,636)	(4,591)
Total deferred tax liabilities	(6,636)	(7,765)
Net deferred tax assets	$46,663	$18,409

Our domestic entities had deferred income tax assets in the amount of $21.4 million and $15.3 million as of December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 we had U.S. federal and state net operating loss carryforwards of $1.3 million and $28.4 million, respectively. Federal and state net operating loss carryforwards will begin to expire in 2035 and 2029, respectively. We also had federal and state R&D credits of $2.3 million and $0.4 million, respectively. The federal credits will begin to expire in 2039 and our state credits carryforward indefinitely. At December 31, 2020, our foreign subsidiaries had deferred tax assets primarily relating to Intangibles of $19.4 million and net operating losses of $7.1 million, the majority of which can be carried forward indefinitely. At December 31, 2019, our foreign subsidiaries had deferred tax assets primarily relating to net operating losses of $7.2 million. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $6.9 million and $10.4 million, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2020, 2019 and 2018 was a $3.7 million decrease, an $8.5 million increase and a $0.5 million increase, respectively.

The valuation allowance as of December 31, 2020 and 2019 was primarily related to foreign net operating loss carryforwards that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.

On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and GILTI tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. At December 31, 2020, we have not provided for approximately $0.4 million of withholding tax on foreign earnings and profits in certain jurisdictions that we intend to invest these earnings indefinitely.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2020, 2019 and 2018, our unrecognized tax benefits totaled $1.9 million, $1.9 million and $0.3 million, respectively, which are included in Income taxes payable - less current portion in our consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2020	2019	2018
Balance at January 1	$1,924	$324	$324
Additions based on tax positions related to the current year	273	314	—
Additions for tax positions of prior years	—	1,675	—
Lapse of statute of limitations	(324)	(389)	—
Balance at December 31	$1,873	$1,924	$324

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2020

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2016-2020	2016
United States - various states	2016-2020	N/A
Germany	2013-2020	2013-2014
Switzerland	2018-2020	N/A
Singapore	2016-2020	N/A

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

13.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2020, we had approximately $44.2 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability in preparation for new product introductions, as of December 31, 2020, we also had $0.9 million in long-term commitments for purchases to be delivered after 12 months.
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
On July 15, 2019, we submitted a report to the GSA and its Office of Inspector General setting forth the findings of the Review conducted by our outside legal counsel and forensic accountants. Based on the results of the Review, we reduced our total sales for second quarter 2019 by an incremental $5.8 million sales adjustment, reflecting an estimated aggregate overcharge of $10.6 million under the GSA Contracts for the period from July 2011 to March 2019. In addition, we recorded an incremental $0.7 million of imputed interest related to the estimated cumulative sales adjustment during 2019, which increased Interest expense, net and resulted in a $6.5 million total incremental increase in the estimated total liability for the GSA Matter.
In January 2020, we received requests for additional information from the GSA and its Office of Inspector General to which we corresponded through June 2020. As a result of this continuing investigation, we reduced our total sales for the second quarter 2020 by an incremental $0.6 million sales adjustment, reflecting an estimated aggregate overcharge of $11.2 million under the GSA Contracts for the period from July 2011 to December 2020. We are working with the GSA in responding to any additional inquiries arising from the investigation. We recorded an incremental $0.2 million of imputed interest related to the estimated cumulative sales adjustment for the third quarter of 2020 and determined in the fourth quarter of 2020 that an adjustment to reduce imputed interest by $0.7 million was required. As of the date of the filing of this Annual Report on Form 10-K, we have recorded an aggregate estimated total liability for the GSA Matter of $12.3 million. This estimate is based on the information we have as of the date of this Annual Report on Form 10-K and is subject to change based on discussions with our outside legal counsel and the Government.

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
We were authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under our 2004 Equity Incentive Plan (the “2004 Plan”) as of the effective date of the 2009 Plan that thereafter terminated or expired unexercised or were canceled, forfeited or lapsed for any reason. There were 17,150 options outstanding at December 31, 2020 under the 2009 Plan at an exercise price of $57.54. The options outstanding under the 2009 Plan have a 7-year term.
In May 2014, our shareholders approved the 2014 Plan authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason.  In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) underlying awards outstanding under the 2004 Plan and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There were 137,898 options outstanding at December 31, 2020 under the 2014 Plan at exercise prices between $33.05 and $61.30. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period.
Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares equal to $100,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. In addition, the independent Chairman of the Board is annually granted restricted shares with a value equal to $50,000, and the Lead Director, if one has been appointed, would be annually granted restricted shares with a value equal to $40,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors, our independent Chairman of the Board and, if applicable, our Lead Director vest on the day prior to the following year’s annual meeting date, subject to a non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock grants on a straight-line basis over the vesting term. Our non-employee directors also may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2014 Plan and the 2018 Non-Employee Director Deferred Compensation Plan. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service.

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
For the stock-based awards granted in 2019 and 2020, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards vest at the end of the 3-year performance period if the applicable performance measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The performance-based restricted stock units granted in 2020 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these performance-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.

The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the performance-based restricted stock units that were granted during 2020 and 2019 valued using the Monte Carlo Simulation valuation model was $80.38 and $66.16, respectively. For performance-based restricted stock units granted during 2020 and 2019 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Year ended December 31
	2020	2019
Risk-free interest rate	1.2%	1.8% - 2.48%
Expected dividend yield	—%	—%
Term	3 years	3 years
Expected volatility	40.0%	45.0%
Weighted-average expected volatility	40.0%	45.0%

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued.

A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2020
Outstanding at January 1, 2020	486,682	$52.37
Granted	—	—
Forfeited	(34,605)	57.51
Exercised	(297,029)	49.60
Outstanding at December 31, 2020	155,048	$56.53	2.3	$2,187
Options exercisable at December 31, 2020	148,469	$56.31	0.8	$2,125
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $4.2 million, $3.4 million and $7.5 million, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $0.8 million, $5.1 million and $3.7 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted-average grant date fair values for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	398,318	$49.53
Granted	208,405	65.36
Forfeited	(56,850)	56.56
Vested	(172,426)	41.46
Non-vested at December 31, 2020	377,447	$60.92
We recorded total stock-based compensation expense associated with our stock incentive plans of $8.3 million, $11.1 million and $7.6 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $13.6 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes total stock-based compensation expense for each of the line items on our consolidated statement of operations:

	Years ended December 31,
	2020	2019	2018
Cost of Sales
Product	$356	$628	$477
Service	346	373	351
Total cost of sales	$702	$1,001	$828
Operating Expenses
Selling, general and administrative	$6,327	$8,786	$5,210
Research and development	1,285	1,282	1,583
Total operating expenses	$7,612	$10,068	$6,793

15.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and performance-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
	2020			2019		2018
	Shares		Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings per share	17,769,958		$0.04	17,383,415	$(3.58)	17,043,167	$0.29
Effect of dilutive securities	156,366		—	—	—	305,289	—
Diluted earnings per share	17,926,324	—	$0.04	17,383,415	$(3.58)	17,348,456	$0.29
Securities excluded from the determination of weighted average shares for the calculation of diluted earnings per share, as they were potentially antidilutive	—			886,274		393,970

16.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2020, 2019 and 2018 aggregated to $1.8 million, $2.2 million, and $2.1 million, respectively.

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

We do not intend to provide future support to present4D or to obtain the aforementioned additional share capital in the future. We do not intend to use the perpetual and royalty-free, non-exclusive, transferable and sublicensable license granted to us to use present4D’s software. During the year ended December 31, 2019, we wrote off our investment in, and our note receivable with, present4D and recognized a total loss of $2.2 million. Our portion of present4D’s net loss for the year ended December 31, 2019 was approximately $0.2 million. We had no remaining asset related to present4D at December 31, 2020 and December 31, 2019. We have no remaining exposure to loss for our involvement with present4D.

18.    GEOGRAPHIC INFORMATION
Historically, we operated in five verticals—3D Manufacturing, Construction Building Information Modeling (“Construction BIM”), Public Safety Forensics, 3D Design and Photonics—and had three reporting segments—3D Manufacturing, Construction BIM and Emerging Verticals. During the second half of 2019, our Chief Executive Officer (“CEO”) and FARO's management team formulated and began to implement a new comprehensive strategic plan for our business. Our strategic planning process included extensive conversations with employees, customers, investors and suppliers to identify both where the Company can provide sustained and differentiated customer value and where opportunities existed to improve operating efficiencies. We identified areas of our business that needed enhanced focus or change in order to improve our efficiency and cost structure. As part of our strategic plan, we reassessed and redefined our go-to-market strategy, refocused our marketing engagement with our customers, re-evaluated our hardware and software product portfolio and examined how key decisions are made throughout our global organization. Additionally, we focused on other organizational optimization efforts, including the simplification of our overly complex management structure.
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

Total sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2020	2019	2018
Total sales to external customers
United States and Canada	$119,769	$151,646	$156,242
Americas-Other	9,057	14,110	15,086
Germany	46,166	52,083	53,251
Europe-Other	45,224	70,196	74,010
Japan	4,998	33,361	37,607
China	31,748	32,934	36,130
Asia-Other	46,806	27,435	31,301
	$303,768	$381,765	$403,627
Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2020	2019	2018
Long-Lived Assets
United States	$42,729	$45,225	$61,557
Americas-Other	10,415	10,889	10,702
Germany	26,671	26,295	30,154
Europe-Other	10,966	4,984	24,935
Japan	1,192	1,423	1,039
Asia-Other	1,960	2,313	2,358
	$93,933	$91,129	$130,745

19.    LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately ten years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within three months. We currently do not sublease any of our leased assets.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.

The components of lease expense were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$8,506	$8,114

Finance lease cost:
Amortization of ROU assets	$307	$363
Interest on lease liabilities	$29	$45
Total finance lease cost	$336	$408

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the year ended December 31, 2020 and December 31, 2019 was $0.1 million and $0.2 million respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use asset	$26,107	$18,418

Current operating lease liability	$5,557	$6,349
Operating lease liability - less current portion	21,985	13,272
Total operating lease liability	$27,542	$19,621

Finance leases:
Property and equipment, at cost	$1,813	$1,870
Accumulated depreciation	(1,415)	(1,150)
Property and equipment, net	$398	$720

Current finance lease liability	$278	$325
Finance lease liability - less current portion	146	426
Total finance lease liability	$424	$751

Weighted Average Remaining Lease Term (in years):
Operating leases	6.55	4.48
Finance leases	1.93	2.48

Weighted Average Discount Rate:
Operating leases	5.66%	5.10%
Finance leases	5.07%	5.09%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,272	$8,037
Operating cash flows from finance leases	$29	$45
Financing cash flows from finance leases	$309	$358

ROU assets obtained in exchange for lease obligations:
Operating leases	$13,611	$8,970

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2021	$6,914	$292
2022	5,472	89
2023	4,721	45
2024	4,341	17
2025	3,270	2
Thereafter	8,604	—
Total lease payments	$33,322	$445
Less imputed interest	(5,780)	(21)
Total	$27,542	$424

20.    BUSINESS COMBINATIONS
On August 21, 2020, we acquired all of the outstanding shares of Advanced Technical Solutions in Scandinavia AB (“ATS”), a Swedish company focused on 3D digital twin solution technology for a purchase price of €5.1 million ($6.0 million) paid, net of cash acquired, subject to certain additional post-closing adjustments, and up to €1.0 million ($1.2 million) in contingent consideration that may be earned by the former owners if certain product development milestones are met in a three-year period. The U.S. Dollar amounts have been converted from Euros based on the foreign exchange rate in effect on the closing date of the acquisition. We believe this acquisition enables the Company to provide high accuracy 3D digital twin simulations for industries such as automotive and aerospace. The results of ATS’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of December 31, 2020, and for the year ended December 31, 2020.

The acquisition of ATS constitutes a business combinations as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our finalized determination of the fair value of the assets acquired and liabilities assumed for the acquisition.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (2)
Tangible assets acquired:
Accounts receivable	$185
Inventory	312
Other assets	389
Total tangible assets acquired	886

Liabilities assumed:
Accounts payable and accrued liabilities	(355)
Total liabilities assumed	(355)

Intangible assets	1,295
Net assets acquired	1,826

Deferred income tax liability	(277)
Goodwill	5,467
Contingent consideration(1)	(980)
Purchase price paid, net of cash acquired	$6,036
Contingent consideration(1)	980
Total purchase price	$7,016

(1) This total consists primarily of the fair value of the projected contingent consideration.
(2) Amounts converted from Euros to U.S. Dollars based on the foreign exchange rate on the closing date of the acquisition.

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have not incurred any material acquisition or integration costs for the ATS acquisition. Pro forma financial results for ATS has not been presented because the effect of this transaction was not material to our consolidated financial results.

Following are the details of the purchase price allocated to the intangible assets acquired for the ATS acquisition:

	Amount	Weighted Average Life (Years)
Brand	$33	1
Technology	767	5
Customer relationships	495	10
Fair value of intangible assets acquired	$1,295	7

21.    RESTRUCTURING
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
•$1.4 million impairment of intangible assets related to capitalized patents; and
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter. We estimate total additional pre-tax charges of $5 million to $15 million for fiscal year 2021.
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
In connection with the Restructuring Plan, we paid approximately $13.1 million during the year ended December 31, 2020 primarily consisting of severance and related benefits. We expect an additional $7 million to $9 million of cash payments to be made for fiscal year 2021 related to the Restructuring Plan. Activity related to the accrued restructuring charge and cash payments during the year ended December 31, 2020 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at February 14, 2020	$—	$—	$—
Additions/Reductions charged to expense	12,107	3,349	15,456
Cash payments	(10,626)	(2,483)	(13,109)
Balance at December 31, 2020	1,481	866	2,347

22.    QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

Quarter ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Sales (1)	$79,515	$60,564	$70,736	$92,953
Gross profit	43,873	28,896	36,298	50,780
Net (loss) income (2)	(14,823)	(8,932)	(3,024)	27,408
Net (loss) income per share:
Basic	$(0.84)	$(0.50)	$(0.17)	$1.53
Diluted	$(0.84)	$(0.50)	$(0.17)	$1.52
(1)For the second quarter of 2020, sales were reduced by an incremental $0.6 million sales adjustment related to our GSA Contracts based on the results of the Review conducted by our outside legal counsel and forensic accountants.
(2)During 2020, in connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $13.7 million during the first quarter 2020, $0.6 million during the second quarter, $0.3 million during the third quarter and $1.2 million during the fourth quarter primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets.

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
(2)For the fourth quarter of 2019, gross profit was reduced by a $15.1 million inventory reserve charge primarily driven by the evaluation of our hardware and software product portfolio, which increased our reserve for excess and obsolete inventory.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in the 2013 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which appears below.
FARO Technologies, Inc.
Lake Mary, Florida
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 17, 2021 expressed an unqualified opinion on those financial statements.

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
February 17, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers is incorporated herein by reference to the information under the headings “Election of Directors” and “Executive Officers” contained in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Executive Compensation” and “2020 Director Compensation.”
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

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 31, 2020, and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A , filed September 10, 1997, No. 333-32983, and incorporated herein by reference)

4.2
Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 19, 2020, and incorporated herein by reference)

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

10.6
Form of Intellectual Property and Confidentiality Agreement between FARO Technologies, Inc. and new employees (Filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)

10.7
Form of Stock Option Award Agreement under the 2009 Equity Incentive Plan (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.8
Form of performance-based Stock Option Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.9
Form of performance-based Restricted Stock Unit Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference)*

10.10
Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference)*

10.11
Form of time-based Stock Option Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)*

10.12
Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference)*

10.13
Form of 2019 Restricted Stock Unit Award Agreement under the 2014 Incentive Plan (Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference)*

10.14
Form of 2019 Restricted Stock Unit Award Agreement (Performance-Based) under the 2014 Incentive Plan (Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference)*

10.15
Form of Amendment to 2019 Performance-Based Restricted Stock Unit Award Agreement (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 19, 2020, and incorporated herein by reference)*

10.16
Employment Agreement between FARO Technologies, Inc. and Joseph Arezone, dated as of April 27, 2016 (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 29, 2016, and incorporated herein by reference)*

10.17
Letter Agreement between FARO Technologies, Inc. and Joseph Arezone dated March 5, 2018 (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 5, 2018, and incorporated herein by reference)*

10.18
Transition and Separation Agreement between FARO Technologies, Inc. and Joseph Arezone effective June 5, 2018 (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 8, 2018, and incorporated herein by reference)*

10.19
Amended and Restated Employment Agreement between FARO Technologies, Inc. and Kathleen J. Hall, dated as of April 27, 2016 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 29, 2016, and incorporated herein by reference)*

10.20
Addendum to Amended and Restated Employment Agreement between FARO Technologies, Inc. and Kathleen J. Hall dated June 17, 2019 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 18, 2019, and incorporated herein by reference)*

10.21
Confidential Separation Agreement and General Release by and between FARO Technologies, Inc. and Kathleen J. Hall, dated August 26, 2019 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 27, 2019, and incorporated herein by reference)*

10.22
Amended and Restated Employment Agreement between FARO Technologies, Inc. and Jody S. Gale, dated as of April 27, 2016 (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 29, 2016, and incorporated herein by reference)*

10.23
Employment Agreement between FARO Technologies, Inc. and Robert E. Seidel, dated December 21, 2016 (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 21, 2016, and incorporated herein by reference)*

10.24
Transition and Separation Agreement by and between FARO Technologies, Inc. and Robert E. Seidel, dated July 31, 2019 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 2, 2019, and incorporated herein by reference)*

10.25
Letter Agreement between FARO Technologies, Inc. and Simon Raab dated January 9, 2019 (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed January 11, 2019, and incorporated herein by reference)*

10.26
Employment Agreement between FARO Technologies, Inc. and Michael Burger dated April 5, 2019 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 9, 2019, and incorporated herein by reference)*

10.27
Offer Letter between FARO Technologies, Inc. and Allen Muhich, dated July 15, 2019 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed July 16, 2019, and incorporated herein by reference)*

10.28
FARO Technologies, Inc. Amended and Restated Change in Control Severance Policy, dated as of April 9, 2015 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2015, and incorporated herein by reference)*

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

10.42	Form of Director Indemnification Agreement (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 28, 2020.

10.43	Form of Officer Indemnification Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 28, 2020.

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101	The following information from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)

*	Indicates management contracts or compensatory plans or arrangements
**	Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date:	February 17, 2021	By:	/s/ Allen Muhich
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

Signature	Title	Date

/s/ Michael Burger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2021
Michael Burger

/s/ Allen Muhich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2021
Allen Muhich

/s/ John Donofrio	Chairman of the Board and Director	February 17, 2021
John Donofrio

/s/ John Caldwell	Director	February 17, 2021
John Caldwell

/s/ Lynn Brubaker	Director	February 17, 2021
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 17, 2021
Stephen R. Cole

/s/ Jeffrey A. Graves	Director	February 17, 2021
Jeffrey A. Graves

/s/ Yuval Wasserman	Director	February 17, 2021
Yuval Wasserman