Form 10-Q
period 2021-03-31
FARO TECHNOLOGIES INC
filed 2021-04-28
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No  ☒

There were 18,154,164 shares of the registrant’s common stock outstanding as of April 26, 2021.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$169,957	$185,633
Accounts receivable, net	59,821	64,616
Inventories, net	47,058	47,391
Prepaid expenses and other current assets	27,231	26,295
Total current assets	304,067	323,935
Non-current assets:
Property, plant and equipment, net	21,921	23,091
Operating lease right-of-use asset	24,616	26,107
Goodwill	56,269	57,541
Intangible assets, net	13,254	13,301
Service and sales demonstration inventory, net	31,323	31,831
Deferred income tax assets, net	46,208	47,450
Other long-term assets	2,300	2,336
Total assets	$499,958	$525,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,969	$14,121
Accrued liabilities	29,775	42,593
Income taxes payable	567	3,442
Current portion of unearned service revenues	37,842	39,149
Customer deposits	3,650	2,807
Lease liability	5,596	5,835
Total current liabilities	93,399	107,947
Unearned service revenues - less current portion	21,476	21,757
Lease liability - less current portion	20,965	22,131
Deferred income tax liabilities	642	787
Income taxes payable - less current portion	11,583	11,583
Other long-term liabilities	1,110	1,084
Total liabilities	149,175	165,289
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,536,531 and 19,384,350 issued, respectively; 18,154,164 and 17,990,707 outstanding, respectively	19	19
Additional paid-in capital	291,603	287,979
Retained earnings	110,287	113,508
Accumulated other comprehensive loss	(20,334)	(10,160)
Common stock in treasury, at cost; 1,382,367 and 1,393,643 shares, respectively	(30,792)	(31,043)
Total shareholders’ equity	350,783	360,303
Total liabilities and shareholders’ equity	$499,958	$525,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2021	March 31, 2020
Sales
Product	$54,635	$56,525
Service	21,696	22,990
Total sales	76,331	79,515
Cost of Sales
Product	24,804	23,066
Service	11,120	12,576
Total cost of sales	35,924	35,642
Gross Profit	40,407	43,873
Operating Expenses
Selling, general and administrative	33,348	36,324
Research and development	11,973	10,415
Restructuring costs	1,524	13,688
Total operating expenses	46,845	60,427
Loss from operations	(6,438)	(16,554)
Other (income) expense
Interest expense, net	10	34
Other (income) expense, net	(1,615)	473
Loss before income tax benefit	(4,833)	(17,061)
Income tax benefit	(1,612)	(2,238)
Net loss	$(3,221)	$(14,823)
Net loss per share - Basic	$(0.18)	$(0.84)
Net loss per share - Diluted	$(0.18)	$(0.84)
Weighted average shares - Basic	18,076,410	17,616,964
Weighted average shares - Diluted	18,076,410	17,616,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net loss	$(3,221)	$(14,823)
Currency translation adjustments, net of income taxes	(10,174)	(3,778)
Comprehensive loss	$(13,395)	$(18,601)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Cash flows from:
Operating activities:
Net loss	$(3,221)	$(14,823)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,190	3,759
Stock-based compensation	2,094	2,178
Provisions for bad debts, net of recoveries	(89)	(15)
Loss on disposal of assets	20	10
Provision for excess and obsolete inventory	1,404	204
Deferred income tax benefit	(1,612)	(2,326)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,676	16,084
Inventories	(3,999)	1,795
Prepaid expenses and other current assets	(1,346)	7,408
(Decrease) Increase in:
Accounts payable and accrued liabilities	(9,823)	4,756
Income taxes payable	(1,153)	(1,389)
Customer deposits	896	(961)
Unearned service revenues	(323)	(365)
Net cash (used in) provided by operating activities	(10,286)	16,315
Investing activities:
Purchases of property and equipment	(1,547)	(757)
Proceeds from sale of investments	—	9,000
Payments for intangible assets	(890)	(435)
Net cash (used in) provided by investing activities	(2,437)	7,808
Financing activities:
Payments on finance leases	(86)	(82)
Payments for taxes related to net share settlement of equity awards	(3,336)	(1,581)
Proceeds from issuance of stock related to stock option exercises	5,118	2,802
Net cash provided by financing activities	1,696	1,139
Effect of exchange rate changes on cash and cash equivalents	(4,649)	(1,656)
Increase in cash and cash equivalents	(15,676)	23,606
Cash and cash equivalents, beginning of period	185,633	133,634
Cash and cash equivalents, end of period	$169,957	$157,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(3,221)			(3,221)
Currency translation adjustment					(10,174)		(10,174)
Stock-based compensation			2,094				2,094
Common stock issued, net of shares withheld for employee taxes	163,457		1,530			251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790
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
We continue to maintain a strong capital structure with a cash balance of $170.0 million and no debt as of March 31, 2021. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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
Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of Sales
Product	$110	$154
Service	(44)	117
Total cost of sales	$66	$271

Operating Expenses
Selling, general and administrative	$1,682	$1,523
Research and development	346	382
Total operating expenses	$2,028	$1,905

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accompanying December 31, 2020 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. We adopted ASU 2019-12 effective as of January 1, 2021, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.
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

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended March 31,
	2021	2020
Product sales
Product transferred to customers at a point in time	$50,870	$53,554
Product transferred to customers over time	3,765	2,971
	$54,635	$56,525

	For the Three Months Ended March 31,
	2021	2020
Service sales
Service transferred to customers at a point in time	$9,997	$10,996
Service transferred to customers over time	11,699	11,994
	$21,696	$22,990

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended March 31,
	2021	2020
Total sales to external customers
Americas (1)	$32,549	$35,590
EMEA (1)	25,454	23,690
APAC (1)	18,328	20,235
	$76,331	$79,515

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
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
Further, customers frequently purchase extended hardware service contracts with the purchase of measurement equipment and related software. Hardware service contracts are considered a performance obligation when services are transferred to a customer over time, and, as such, we recognize revenue on a straight-line basis over the contractual term. Hardware service contracts include contract periods that extend between one month and three years.
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.9 million. For classification purposes, $2.5 million and $1.4 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of March 31, 2021. As of December 31, 2020, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $2.6 million and $1.5 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2020.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for hardware service contracts and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three months ended March 31, 2021, we recognized $11.9 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2020. During the three months ended March 31, 2020, we recognized $12.2 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2019.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for March 31, 2021 and March 31, 2020 was approximately $0.2 million and $0.1 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2021	As of December 31, 2020
Accounts receivable	$63,421	$68,504
Allowance for credit losses	(3,600)	(3,888)
Total	$59,821	$64,616

Activity related to the allowance for credit losses was as follows:

Three Months Ended March 31, 2020
Beginning balance of the allowance for credit losses	$(3,888)
Current period provision for expected credit losses	89
Recoveries of amounts previously written off	199
Ending balance of the allowance for credit losses	$(3,600)

NOTE 7 – INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have three principal categories of inventory: 1) manufactured product to be sold; 2) sales demonstration inventory - completed product used to support our sales force for demonstrations and held for sale; and 3) service inventory - completed product and parts used to support our service department and held for sale. Shipping and handling costs are classified as a component of Cost of Sales in our condensed consolidated statements of operations. Sales demonstration inventory is held by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins. Service inventory is used to provide a temporary replacement product to a customer covered by a premium hardware service contract when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs and which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining life, typically three years.

Inventories consist of the following:

	As of March 31, 2021	As of December 31, 2020
Raw materials	$29,956	$29,955
Finished goods	17,102	17,436
Inventories, net	$47,058	$47,391

Service and sales demonstration inventory, net	$31,323	$31,831

NOTE 8 – LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and performance-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Performance-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2021, there were approximately 446,650 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended March 31, 2020, there were approximately 676,232 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,076,410	$(0.18)	17,616,964	$(0.84)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,076,410	$(0.18)	17,616,964	$(0.84)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued compensation and benefits	$16,439	$17,457
Accrued restructuring costs	2,454	2,347
Accrued warranties	1,579	1,683
Professional and legal fees	1,705	1,810
Taxes other than income	5,556	5,013
General services administration contract contingent liability (see Note 12)	—	12,325
Other accrued liabilities	2,042	1,958
	$29,775	$42,593

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of period	$1,683	$2,090
Provision for warranty expense	620	659
Fulfillment of warranty obligations	(724)	(705)
Balance, end of period	$1,579	$2,044

NOTE 10 – FAIR VALUE MEASUREMENTS
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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$976
Total	$—	$—	$976
	As of December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,056
Total	$—	$—	$1,056

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in current accrued liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.2 million as of March 31, 2021.

NOTE 11 – RESTRUCTURING
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
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. Currently, we have several significant cost reduction initiatives underway to achieve our 20% target EBITDA margins that could result in pre-tax charges in the range of $5 million to $15 million for fiscal year 2021.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $1.4 million during the three months ended March 31, 2021, primarily consisting of severance and related benefits. We expect an additional $6 million to $8 million of cash payments to be made for fiscal year 2021 related to the Restructuring Plan. Activity related to the accrued restructuring charge and cash payments during the first quarter was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2020	$1,481	$866	$2,347
Additions charged to expense	1,043	481	1,524
Cash payments	(841)	(576)	(1,417)
Balance at March 31, 2021	1,683	771	2,454

Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,956	732	13,688
Cash payments	(853)	(74)	(927)
Balance at March 31, 2020	12,103	658	12,761

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2021, we had approximately $42.0 million in purchase commitments that are expected to be delivered within the next 12 months.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney's fees and interest arising under or related to the GSA Matter. As of March 31, 2021, we have settled and paid the full $12.3 million and no longer have any outstanding liability related to this matter.

NOTE 13 – LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately ten years, some of which include options to extend the leases for up to fifteen years, and some of which include options to terminate the leases within three months. We do not participate in any material subleasing.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$1,970	$2,055

Finance lease cost:
Amortization of ROU assets	$84	$82
Interest on lease liabilities	$5	$9
Total finance lease cost	$89	$91

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended March 31, 2021 and March 31, 2020 was less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use asset	$24,616	$26,107

Current operating lease liability	$5,334	$5,557
Operating lease liability - less current portion	20,848	21,985
Total operating lease liability	$26,182	$27,542

Finance leases:
Property and equipment, at cost	$1,458	$1,813
Accumulated depreciation	(1,099)	(1,415)
Property and equipment, net	$359	$398

Current finance lease liability	$262	$278
Finance lease liability - less current portion	117	146
Total finance lease liability	$379	$424

Weighted Average Remaining Lease Term (in years):
Operating leases	6.40	6.55
Finance leases	1.88	1.93

Weighted Average Discount Rate:
Operating leases	5.68%	5.66%
Finance leases	5.06%	5.07%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,873	$2,098
Operating cash flows from finance leases	$5	$9
Financing cash flows from finance leases	$86	$82

ROU assets obtained in exchange for lease obligations:
Operating leases	$567	$395

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2021 (excluding the first 3 months)	$6,647	$274
2022	5,302	64
2023	4,650	40
2024	4,286	16
2025	2,931	4
Thereafter	7,620	—
Total lease payments	$31,436	$398
Less imputed interest	(5,254)	(19)
Total	$26,182	$379

NOTE 14 – INCOME TAXES
For the three months ended March 31, 2021, we recorded an income tax benefit of $1.6 million compared with income tax benefit of $2.2 million for three months ended March 31, 2020, respectively. Our effective tax rate was 33.4% for the three months ended March 31, 2021 compared with 13.1% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the first quarter of 2021 and changes in our effective tax rate. The change in our effective tax rate was primarily associated with discrete tax items, including excess tax benefits associated with the Company's stock-based compensation arrangements, and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•loss of future government sales; and potential impacts on customer and supplier relationships and on the Company's reputation that may result from the GSA matter;
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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other SEC filings.

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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the three months ended March 31, 2021.
New Strategic Plan and Restructuring Plan
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

In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. Currently, we have several significant cost reduction initiatives underway to achieve our 20% target EBITDA margins that could result in pre-tax charges in the range of $5 million to $15 million for fiscal year 2021.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $1.4 million during the three months ended March 31, 2021, primarily consisting of severance and related benefits. We expect an additional $6 million to $8 million of cash payments to be made for fiscal year 2021 related to the Restructuring Plan.
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

	Three months ended March 31,
(dollars in thousands)	2021	% of Sales	2020	% of Sales
Sales
Product	$54,635	71.6%	$56,525	71.1%
Service	21,696	28.4%	22,990	28.9%
Total sales	76,331	100.0%	79,515	100.0%
Cost of Sales
Product	24,804	32.5%	23,066	29.0%
Service	11,120	14.6%	12,576	15.8%
Total cost of sales	35,924	47.1%	35,642	44.8%
Gross Profit	40,407	52.9%	43,873	55.2%
Operating Expenses
Selling, general and administrative	33,348	43.7%	36,324	45.7%
Research and development	11,973	15.7%	10,415	13.1%
Restructuring costs	1,524	2.0%	13,688	17.2%
Total operating expenses	46,845	61.4%	60,427	76.0%
Loss from operations	(6,438)	(8.4)%	(16,554)	(20.8)%
Other (income) expense
Interest expense, net	10	—%	34	—%
Other (income) expense, net	(1,615)	(2.1)%	473	0.6%
Loss before income tax benefit	(4,833)	(6.3)%	(17,061)	(21.5)%
Income tax benefit	(1,612)	(2.1)%	(2,238)	(2.8)%
Net loss	$(3,221)	(4.2)%	$(14,823)	(18.6)%

Consolidated Results
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Sales. Total sales decreased by $3.2 million, or 4.0%, to $76.3 million for the three months ended March 31, 2021 from $79.5 million for the three months ended March 31, 2020. The decline in sales is the result of the economic effect of COVID-19 pandemic, which is still in the recovery stage. Total product sales decreased by $1.9 million, or 3.3%, to $54.6 million for the three months ended March 31, 2021 from $56.5 million for the three months ended March 31, 2020 primarily due to the continuing COVID-19 related market softness and other fluctuations in market conditions. Similarly, service revenue decreased by $1.3 million, or 5.6%, to $21.7 million for the three months ended March 31, 2021 from $23.0 million for the three months ended March 31, 2020. Foreign exchange rates had a positive impact on total sales of $2.3 million, decreasing the percent that our overall sales declined by approximately 2.9 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit decreased by $3.5 million, or 7.9%, to $40.4 million for the three months ended March 31, 2021 from $43.9 million for the three months ended March 31, 2020, and gross margin decreased to 52.9% for the three months ended March 31, 2021 from 55.2% for the three months ended March 31, 2020. Gross margin from product revenue decreased by 4.6 percentage points to 54.6% for the three months ended March 31, 2021 from 59.2% for the prior year period primarily due to changes in product mix, an increased charge to our reserve for excess and obsolete inventory, and the unfavorable impact of end market demand softness related to the COVID-19 pandemic which adversely affected our product fixed cost absorption. Gross margin from service revenue increased by 3.4 percentage points to 48.7% for the three months ended March 31, 2021 from 45.3% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.0 million, or 8.2%, to $33.3 million for the three months ended March 31, 2021 from $36.3 million for the three months ended March 31, 2020. This decrease was driven primarily by decreased salaries and wages and other cost savings initiatives to reduce non-personnel costs that resulted from the Restructuring Plan. Selling, general and administrative expenses as a percentage of sales decreased to 43.7% for the three months ended March 31, 2021, compared with 45.7% of sales for the three months ended March 31, 2020. Our worldwide period-ending selling, general and administrative headcount decreased by 134, or 15.6%, to 727 at March 31, 2021, from 861 at March 31, 2020.
Research and development expenses. Research and development expenses increased by $1.6 million, or 15.0%, to $12.0 million for the three months ended March 31, 2021 from $10.4 million for the three months ended March 31, 2020. This increase was mainly driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 15.7% for the three months ended March 31, 2021 from 13.1% for the three months ended March 31, 2020.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the three months ended March 31, 2021 and March 31, 2020 were $1.5 million and $13.7 million, respectively, primarily consisting of severance and related benefits charges.
Interest expense, net. We recorded interest expense, net of less than $0.1 million for the three months ended March 31, 2021 and three months ended March 31, 2020.
Other (income) expense, net. For the three months ended March 31, 2021, other income was $1.6 million compared with other expense of $0.5 million for the three months ended March 31, 2020. This change was primarily driven by the effect of foreign exchange rates as well as COVID-19 related foreign incentives received in the current year quarter.
Income tax benefit. For the three months ended March 31, 2021, we recorded an income tax benefit of $1.6 million compared with income tax benefit of $2.2 million for the three months ended March 31, 2020. Our effective tax rate was 33.4% for the three months ended March 31, 2021 compared with 13.1% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the first quarter of 2021 and changes in our effective tax rate. The change in our effective tax rate was primarily associated with discrete tax items, including excess tax benefits associated with the Company's stock-based compensation arrangements, and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $3.2 million for the three months ended March 31, 2021 compared with net loss of $14.8 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $15.6 million to $170.0 million at March 31, 2021 from $185.6 million at December 31, 2020. The decrease was primarily driven by net cash used in operating and investing activities. Cash used in operating activities was $10.3 million during the three months ended March 31, 2021, compared to $16.3 million of cash provided by operations during the three months ended March 31, 2020. The decrease was mainly due to changes in working capital accounts, primarily a decrease in accrued liabilities driven by the $12.3 million settlement of liability related to the GSA matter.
Cash used in investing activities during the three months ended March 31, 2021 was $2.4 million compared to cash provided by investing activities of $7.8 million during the three months ended March 31, 2020. The change was primarily due to the maturity of U.S. Treasury Bills amounting to $9.0 million during the three months ended March 31, 2020 without such activity during the three months ended March 31, 2021.
Cash provided by financing activities was $1.7 million during the three months ended March 31, 2021 compared to cash provided by financing activities of $1.1 million for the three months ended March 31, 2020. The change was primarily due to $5.1 million in cash received from the exercise of employee stock options during the three months ended March 31, 2021 compared to $2.8 million during the three months ended March 31, 2020.
Of our cash and cash equivalents, $120.5 million was held by foreign subsidiaries as of March 31, 2021. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company has reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2021 under this program. As of March 31, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2021, we had $42.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 19, 2020. As of March 31, 2021, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2021, 60% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 44% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the three months ended March 31, 2021.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
As of March 31, 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2021 under this program. As of March 31, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.1
Settlement Agreement between General Services Administration and FARO Technologies, Inc. executed February 25, 2021 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 17, 2021 and incorporated herein by reference)

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

FARO Technologies, Inc.
(Registrant)

Date: April 28, 2021	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)