Form 10-Q
period 2021-06-30
FARO TECHNOLOGIES INC
filed 2021-07-28
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐ No  ☒

There were 18,174,873 shares of the registrant’s common stock outstanding as of July 26, 2021.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$133,337	$185,633
Accounts receivable, net	59,966	64,616
Inventories, net	51,433	47,391
Prepaid expenses and other current assets	26,978	26,295
Total current assets	271,714	323,935
Non-current assets:
Property, plant and equipment, net	21,578	23,091
Operating lease right-of-use assets	23,356	26,107
Goodwill	81,702	57,541
Intangible assets, net	24,252	13,301
Service and sales demonstration inventory, net	31,477	31,831
Deferred income tax assets, net	47,251	47,450
Other long-term assets	2,251	2,336
Total assets	$503,581	$525,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,115	$14,121
Accrued liabilities	28,255	42,593
Income taxes payable	1,166	3,442
Current portion of unearned service revenues	40,098	39,149
Customer deposits	4,496	2,807
Lease liabilities	5,235	5,835
Total current liabilities	93,365	107,947
Unearned service revenues - less current portion	21,885	21,757
Lease liabilities - less current portion	19,962	22,131
Deferred income tax liabilities	674	787
Income taxes payable - less current portion	9,250	11,583
Other long-term liabilities	1,083	1,084
Total liabilities	146,219	165,289
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,557,240 and 19,384,350 issued, respectively; 18,174,873 and 17,990,707 outstanding, respectively	20	19
Additional paid-in capital	294,490	287,979
Retained earnings	109,111	113,508
Accumulated other comprehensive loss	(15,467)	(10,160)
Common stock in treasury, at cost; 1,382,367 and 1,393,643 shares, respectively	(30,792)	(31,043)
Total shareholders’ equity	357,362	360,303
Total liabilities and shareholders’ equity	$503,581	$525,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales
Product	$60,275	$42,259	$114,910	$98,784
Service	21,835	18,305	43,531	41,295
Total sales	82,110	60,564	158,441	140,079
Cost of Sales
Product	25,455	21,333	50,259	44,399
Service	11,173	10,335	22,293	22,911
Total cost of sales	36,628	31,668	72,552	67,310
Gross Profit	45,482	28,896	85,889	72,769
Operating Expenses
Selling, general and administrative	33,594	30,036	66,942	66,360
Research and development	11,760	10,186	23,733	20,601
Restructuring costs	779	636	2,303	14,324
Total operating expenses	46,133	40,858	92,978	101,285
Loss from operations	(651)	(11,962)	(7,089)	(28,516)
Other (income) expense
Interest expense, net	39	212	49	246
Other expense (income), net	883	117	(732)	590
Loss before income tax benefit	(1,573)	(12,291)	(6,406)	(29,352)
Income tax benefit	(397)	(3,359)	(2,009)	(5,597)
Net loss	$(1,176)	$(8,932)	$(4,397)	$(23,755)
Net loss per share - Basic	$(0.06)	$(0.50)	$(0.24)	$(1.34)
Net loss per share - Diluted	$(0.06)	$(0.50)	$(0.24)	$(1.34)
Weighted average shares - Basic	18,161,110	17,747,739	18,133,368	17,710,014
Weighted average shares - Diluted	18,161,110	17,747,739	18,133,368	17,710,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(1,176)	$(8,932)	$(4,397)	$(23,755)
Currency translation adjustments, net of income taxes	4,867	(1,688)	(5,307)	(5,466)
Comprehensive income (loss)	$3,691	$(10,620)	$(9,704)	$(29,221)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Cash flows from:
Operating activities:
Net loss	$(4,397)	$(23,755)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,289	7,209
Stock-based compensation	5,377	4,345
Provisions for bad debts, net of recoveries	(43)	680
Loss on disposal of assets	86	299
Provision for excess and obsolete inventory	1,640	479
Deferred income tax benefit	(2,009)	(2,404)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,964	26,180
Inventories	(7,495)	892
Prepaid expenses and other current assets	(982)	11,347
(Decrease) Increase in:
Accounts payable and accrued liabilities	(13,525)	(1,395)
Income taxes payable	(2,310)	(5,058)
Customer deposits	1,723	384
Unearned service revenues	(627)	(3,139)
Net cash (used in) provided by operating activities	(12,309)	16,064
Investing activities:
Purchases of property and equipment	(2,072)	(1,533)
Proceeds from asset sales	—	643
Proceeds from sale of investments	—	25,000
Payments for intangible assets	(1,780)	(673)
Acquisition of business, net of cash acquired	(33,908)	—
Net cash (used in) provided by investing activities	(37,760)	23,437
Financing activities:
Payments on finance leases	(167)	(160)
Payments for taxes related to net share settlement of equity awards	(3,779)	(2,409)
Proceeds from issuance of stock related to stock option exercises	5,165	3,854
Net cash provided by financing activities	1,219	1,285
Effect of exchange rate changes on cash and cash equivalents	(3,446)	(720)
(Decrease) Increase in cash and cash equivalents	(52,296)	40,066
Cash and cash equivalents, beginning of period	185,633	133,634
Cash and cash equivalents, end of period	$133,337	$173,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(3,221)			(3,221)
Currency translation adjustment					(10,174)		(10,174)
Stock-based compensation			2,094				2,094
Common stock issued, net of shares withheld for employee taxes	163,457		1,530			251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783
Net loss				(1,176)			(1,176)
Currency translation adjustment					4,867		4,867
Stock-based compensation			3,283				3,283
Common stock issued, net of shares withheld for employee taxes	20,709	1	(396)				(395)
BALANCE JUNE 30, 2021	18,174,873	$20	$294,490	$109,111	$(15,467)	$(30,792)	$357,362

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790
Net loss				$(8,932)			$(8,932)
Currency translation adjustment					$(1,688)		$(1,688)
Stock-based compensation			2,167				$2,167
Common stock issued, net of shares withheld for employee taxes	51,401		218			6	$224
BALANCE JUNE 30, 2020	17,769,580	$19	$273,325	$89,124	$(22,865)	$(31,042)	$308,561
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
We continue to maintain a strong capital structure with a cash balance of $133.3 million and no debt as of June 30, 2021. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of Sales
Product	$178	$41	$288	$195
Service	36	52	(8)	169
Total cost of sales	$214	$93	$280	$364

Operating Expenses
Selling, general and administrative	$2,526	$1,617	$4,208	$3,140
Research and development	543	459	889	841
Total operating expenses	$3,069	$2,076	$5,097	$3,981

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021 or any future period.
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

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Product sales
Product transferred to customers at a point in time	$56,674	$39,209	$107,544	$92,764
Product transferred to customers over time	3,601	3,050	7,366	6,020
	$60,275	$42,259	$114,910	$98,784

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Service sales
Service transferred to customers at a point in time	$9,602	$6,649	$19,599	$17,644
Service transferred to customers over time	12,233	11,656	23,932	23,651
	$21,835	$18,305	$43,531	$41,295

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total sales to external customers
Americas (1)	$33,702	$25,777	$66,251	$61,367
EMEA (1)	26,474	16,720	51,928	40,410
APAC (1)	21,934	18,067	40,262	38,302
	$82,110	$60,564	$158,441	$140,079

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
For revenue related to our measurement and imaging equipment and related software, we allocate the contract price to performance obligations based on our best estimate of the standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our maintenance renewal rate. Maintenance renewals are recognized on a straight-line basis over the term of the maintenance agreement. Payments for products and services are collected within a short period of time following transfer of control or commencement of delivery of services, as applicable.
Further, customers frequently purchase extended hardware service contracts with the purchase of measurement equipment and related software. Hardware service contracts are considered a performance obligation when services are transferred to a customer over time, and, as such, we recognize revenue on a straight-line basis over the contractual term. Hardware service contracts include contract periods that extend between one month to three years.
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2021, the deferred cost asset related to deferred commissions was approximately $3.7 million. For classification purposes, $2.3 million and $1.4 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of June 30, 2021. As of December 31, 2020, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $2.6 million and $1.5 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2020.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for hardware service contracts and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and six months ended June 30, 2021, we recognized $9.6 million and $21.6 million of revenue, respectively, that was deferred on our consolidated balance sheet as of December 31, 2020. During the three and six months ended June 30, 2020, we recognized $9.8 million and $22.0 million of revenue, respectively, that was deferred on our consolidated balance sheet as of December 31, 2019.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for June 30, 2021 and June 30, 2020 was approximately $0.2 million and $0.1 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2021	As of December 31, 2020
Accounts receivable	$63,601	$68,504
Allowance for credit losses	(3,635)	(3,888)
Total	$59,966	$64,616

Activity related to the allowance for credit losses was as follows:

Six Months Ended June 30, 2021
Beginning balance of the allowance for credit losses	$(3,888)
Current period provision for expected credit losses, net of recoveries	43
Charge-offs of amounts previously written off	210
Ending balance of the allowance for credit losses	$(3,635)

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

Inventories consist of the following:

	As of June 30, 2021	As of December 31, 2020
Raw materials	$32,984	$29,955
Finished goods	18,449	17,436
Inventories, net	$51,433	$47,391

Service and sales demonstration inventory, net	$31,477	$31,831

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
For the three and six months ended June 30, 2021, there were approximately 425,455 shares issuable upon the exercise of options and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2020, there were approximately 767,458 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,161,110	$(0.06)	17,747,739	$(0.50)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,161,110	$(0.06)	17,747,739	$(0.50)

	Six Months Ended
	June 30, 2021		June 30, 2020
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,133,368	$(0.24)	17,710,014	$(1.34)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,133,368	$(0.24)	17,710,014	$(1.34)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$17,392	$17,457
Accrued restructuring costs	1,115	2,347
Accrued warranties	1,616	1,683
Professional and legal fees	1,993	1,810
Taxes other than income	4,402	5,013
General services administration contract contingent liability (see Note 12)	—	12,325
Other accrued liabilities	1,737	1,958
	$28,255	$42,593

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance, beginning of period	$1,683	$2,090
Provision for warranty expense	1,284	1,174
Fulfillment of warranty obligations	(1,351)	(1,642)
Balance, end of period	$1,616	$1,622

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,047
Total	$—	$—	$1,047
	As of December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,056
Total	$—	$—	$1,056

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.2 million as of June 30, 2021.

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
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. We are continuing to execute our cost reduction initiatives to achieve our 20% target EBITDA margins that could result in pre-tax charges in the range of $5 million to $15 million for fiscal year 2021.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed over the next twelve months as part of our cost reduction initiative. The Company expects to incur a cash charge of approximately $6 million in the second half of 2021, primarily consisting of cash severance.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $3.5 million during the six months ended June 30, 2021, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments for the six months ended June 30, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2020	$1,481	$867	$2,348
Additions charged to expense	1,480	823	2,303
Cash payments	(2,257)	(1,279)	(3,536)
Balance at June 30, 2021	704	411	1,115

Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,400	1,574	13,974
Cash payments	(5,379)	(1,523)	(6,902)
Balance at June 30, 2020	7,021	51	7,072

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2021, we had approximately $40.9 million in purchase commitments that are expected to be delivered within the next 12 months.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney's fees and interest arising under or related to the GSA Matter. As of March 31, 2021, we settled and paid the full $12.3 million and no longer have any outstanding liability related to this matter.

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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	$1,922	$2,006	$3,891	$4,061

Finance lease cost:
Amortization of ROU assets	78	78	161	160
Interest on lease liabilities	4	8	10	17
Total finance lease cost	$82	$86	$171	$177

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended June 30, 2021 and June 30, 2020 were both less than $0.1 million. Our short-term lease cost for the six months ended June 30, 2020 and June 30, 2019 was $0.1 million and less than $0.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$23,356	$26,107

Current operating lease liabilities	$5,046	$5,557
Operating lease liabilities - less current portion	19,866	21,985
Total operating lease liabilities	$24,912	$27,542

Finance leases:
Property and equipment, at cost	$1,397	$1,813
Accumulated depreciation	(1,128)	(1,415)
Property and equipment, net	$269	$398

Current finance lease liabilities	$189	$278
Finance lease liabilities - less current portion	96	146
Total finance lease liabilities	$285	$424

Weighted Average Remaining Lease Term (in years):
Operating leases	6.31	6.55
Finance leases	1.86	1.93

Weighted Average Discount Rate:
Operating leases	5.70%	5.66%
Finance leases	5.09%	5.07%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,827	$4,141
Operating cash flows from finance leases	$9	$17
Financing cash flows from finance leases	$167	$160

ROU assets obtained in exchange for lease obligations:
Operating leases	$614	$424

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2021 (excluding the first 6 months)	$6,304	$198
2022	5,179	55
2023	4,517	32
2024	3,998	11
2025	2,887	3
Thereafter	6,963	—
Total lease payments	$29,848	$299
Less imputed interest	(4,936)	(14)
Total	$24,912	$285
NOTE 14 – INCOME TAXES
For the three months ended June 30, 2021, we recorded an income tax benefit of $0.4 million compared with income tax benefit of $3.4 million for three months ended June 30, 2020, respectively. Our effective tax rate was 25.2% for the three months ended June 30, 2021 compared with 27.3% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the second quarter of 2021. The change in our effective tax rate was primarily associated with discrete tax items and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
NOTE 15 - BUSINESS COMBINATIONS

On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $34 million paid, net of cash acquired, subject to certain additional post-closing adjustments. We believe this acquisition enables the Company to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding the Company's Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021.

The acquisition of Holobuilder constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our preliminary determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.

Following is a preliminary summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (Preliminary)
Tangible assets acquired:
Accounts receivable	$192
Property, plant and equipment, net	46
Other assets	7
Total assets acquired	245

Liabilities assumed:
Accounts payable and accrued liabilities	(56)
Deferred revenue	(2,732)
Total liabilities assumed	(2,788)

Intangible assets	10,470
Net deferred tax asset	987
Net assets acquired	8,914

Goodwill	24,994
Purchase price paid, net of cash acquired	$33,908

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred $0.3 million of acquisition or integration costs for the Holobuilder acquisition. Pro forma financial results for Holobuilder have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our consolidated financial results.

Following are the details of the preliminary purchase price allocated to the intangible assets acquired for the Holobuilder acquisition:

	Amount	Weighted Average Life (Years)
Brand	$370	3
Technology	6,800	5
Customer relationships	3,300	15
Fair value of intangible assets acquired	$10,470	8

NOTE 16 - SUBSEQUENT EVENTS
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites.
The initial term of the Agreement is three years (“Initial Term”) with automatic renewals of one year terms unless either party provides notice to the other at least twelve months prior to the end of the then-current term. The Agreement may be terminated by either party for cause and either party may terminate the Agreement for convenience after the end of the Initial Term with prior notice of twelve months. The execution of the Agreement, in connection with the Restructuring plan, does not impact the Company's previously disclosed estimate of total restructuring costs and remains inline with previous expectation.

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
•our inability to realize the anticipated benefits of our partnership with Sanmina and to successfully transition our manufacturing operations to Sanmina’s production facility;
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
•our inability to realize the intended benefits of the technology, products, operations, contracts, and personnel of our acquisitions;
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
•the sufficiency of our plants and third party resources to meet manufacturing requirements;
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
We manufacture our FARO Quantum Arm products in our manufacturing facility located in Switzerland for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany and Switzerland for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities and third party resources to have the production capacity necessary to support our volume requirements during 2021.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the six months ended June 30, 2021.
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

In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. We are continuing to execute our cost reduction initiatives to achieve our 20% target EBITDA margins that could result in pre-tax charges in the range of $5 million to $15 million for fiscal year 2021.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed over the next twelve months as part of our cost reduction initiative. The Company expects to incur a cash charge of approximately $6 million in the second half of 2021, primarily consisting of cash severance.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $3.5 million during the six months ended June 30, 2021, primarily consisting of severance and related benefits.
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

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Sales
Product	$60,275	73.4%	$42,259	69.8%	$114,910	72.5%	$98,784	70.5%
Service	21,835	26.6%	18,305	30.2%	43,531	27.5%	41,295	29.5%
Total sales	82,110	100.0%	60,564	100.0%	158,441	100.0%	140,079	100.0%
Cost of Sales
Product	25,455	31.0%	21,333	35.2%	50,259	31.7%	44,399	31.7%
Service	11,173	13.6%	10,335	17.1%	22,293	14.1%	22,911	16.4%
Total cost of sales	36,628	44.6%	31,668	52.3%	72,552	45.8%	67,310	48.1%
Gross Profit	45,482	55.4%	28,896	47.7%	85,889	54.2%	72,769	51.9%
Operating Expenses
Selling, general and administrative	33,594	40.9%	30,036	49.6%	66,942	42.3%	66,360	47.4%
Research and development	11,760	14.3%	10,186	16.8%	23,733	15.0%	20,601	14.7%
Restructuring costs	779	0.9%	636	1.1%	2,303	1.5%	14,324	10.2%
Total operating expenses	46,133	56.2%	40,858	67.5%	92,978	58.7%	101,285	72.3%
Loss from operations	(651)	(0.8)%	(11,962)	(19.8)%	(7,089)	(4.5)%	(28,516)	(20.4)%
Other (income) expense
Interest expense, net	39	—%	212	0.4%	49	—%	246	0.2%
Other expense (income), net	883	1.1%	117	0.2%	(732)	(0.5)%	590	0.4%
Loss before income tax benefit	(1,573)	(1.9)%	(12,291)	(20.3)%	(6,406)	(4.0)%	(29,352)	(21.0)%
Income tax benefit	(397)	(0.5)%	(3,359)	(5.5)%	(2,009)	(1.3)%	(5,597)	(4.0)%
Net loss	$(1,176)	(1.4)%	$(8,932)	(14.7)%	$(4,397)	(2.8)%	$(23,755)	(17.0)%

Consolidated Results
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Sales. Total sales increased by $21.5 million, or 35.6%, to $82.1 million for the three months ended June 30, 2021 from $60.6 million for the three months ended June 30, 2020. The increase in sales is primarily the result of the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Total product sales increased by $18.0 million, or 42.6%, to $60.3 million for the three months ended June 30, 2021 from $42.3 million for the three months ended June 30, 2020 primarily due to the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Similarly, service revenue increased by $3.5 million, or 19.3%, to $21.8 million for the three months ended June 30, 2021 from $18.3 million for the three months ended June 30, 2020. Foreign exchange rates had a positive impact on total sales of $3.4 million, increasing the percent that our overall sales increased by approximately 5.7 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit increased by $16.6 million, or 57.4%, to $45.5 million for the three months ended June 30, 2021 from $28.9 million for the three months ended June 30, 2020, and gross margin increased to 55.4% for the three months ended June 30, 2021 from 47.7% for the three months ended June 30, 2020. Gross margin from product revenue increased by 8.3 percentage points to 57.8% for the three months ended June 30, 2021 from 49.5% for the prior year period primarily due to changes in product mix, and the favorable impact of the recovery from the economic effect of the COVID-19 pandemic which adversely affected our product fixed cost absorption in the prior year. Gross margin from service revenue increased by 5.3 percentage points to 48.8% for the three months ended June 30, 2021 from 43.5% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.6 million, or 11.8%, to $33.6 million for the three months ended June 30, 2021 from $30.0 million for the three months ended June 30, 2020. This increase was driven primarily by an increase in selling commission expense due to higher global sales and an increase in travel expense as there were pandemic stay-at-home orders in the prior year. Selling, general and administrative expenses as a percentage of sales decreased to 40.9% for the three months ended June 30, 2021, compared with 49.6% of sales for the three months ended June 30, 2020. Our worldwide period-ending selling, general and administrative headcount increased by 67, or 9.8%, to 751 at June 30, 2021, from 684 at June 30, 2020.
Research and development expenses. Research and development expenses increased by $1.6 million, or 15.5%, to $11.8 million for the three months ended June 30, 2021 from $10.2 million for the three months ended June 30, 2020. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales decreased to 14.3% for the three months ended June 30, 2021 from 16.8% for the three months ended June 30, 2020.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses for the three months ended June 30, 2021 and June 30, 2020 were $0.8 million and $0.6 million, respectively, primarily consisting of severance and related benefits charges.
Interest expense, net. We recorded interest expense, net of less than $0.1 million and $0.2 million for the three months ended June 30, 2021 and three months ended June 30, 2020, respectively.
Other expense (income), net. For the three months ended June 30, 2021, other expense was $0.9 million compared with other expense of $0.1 million for the three months ended June 30, 2020. This change was primarily driven by the effect of foreign exchange rates.
Income tax benefit. For the three months ended June 30, 2021, we recorded an income tax benefit of $0.4 million compared with income tax benefit of $3.4 million for the three months ended June 30, 2020. Our effective tax rate was 25.2% for the three months ended June 30, 2021 compared with 27.3% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the second quarter of 2021 and changes in our effective tax rate. The change in our effective tax rate was primarily associated with discrete tax items and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $1.2 million for the three months ended June 30, 2021 compared with net loss of $8.9 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Sales. Total sales increased by $18.3 million, or 13.1%, to $158.4 million for the six months ended June 30, 2021 from $140.1 million for the six months ended June 30, 2020. The increase in sales is primarily the result of the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Total product sales increased by $16.1 million, or 16.3%, to $114.9 million for the six months ended June 30, 2021 from $98.8 million for the six months ended June 30, 2020 primarily due to the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Similarly, service revenue increased by $2.2 million, or 5.4%, to $43.5 million for the six months ended June 30, 2021 from $41.3 million for the six months ended June 30, 2020. Foreign exchange rates had a positive impact on total sales of $5.8 million, increasing the percent that our overall sales increased by approximately 4.1 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit increased by $13.1 million, or 18.0%, to $85.9 million for the six months ended June 30, 2021 from $72.8 million for the six months ended June 30, 2020 and gross margin increased to 54.2% for the six months ended June 30, 2021 from 51.9% for the six months ended June 30, 2020. Gross margin from product revenue increased by 1.2 percentage points to 56.3% for the six months ended June 30, 2021 from 55.1% for the prior year period, primarily due to changes in product mix, and the favorable impact of the recovery related to the COVID-19 pandemic which adversely affected our product fixed cost absorption in the prior year. Gross margin from service revenue increased by 4.3 percentage points to 48.8% for the six months ended June 30, 2021 from 44.5% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.5 million, or 0.9%, to $66.9 million for the six months ended June 30, 2021 from $66.4 million for the six months ended June 30, 2020. This increase was driven primarily by an increase in selling commission expense due to higher global sales and an increase in travel expense as there were pandemic stay-at-home orders in the prior year. Selling, general and administrative expenses as a percentage of sales decreased to 42.3% for the six months ended June 30, 2021, compared with 47.4% of sales for the six months ended June 30, 2020. Our worldwide period-ending selling headcount increased by 67, or 9.8%, to 751 at June 30, 2021, from 684 at June 30, 2020.
Research and development expenses. Research and development expenses increased by $3.1 million, or 15.2%, to $23.7 million for the six months ended June 30, 2021 from $20.6 million for the six months ended June 30, 2020. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 15.0% for the six months ended June 30, 2021 from 14.7% for the six months ended June 30, 2020.
Interest income, net. For the six months ended June 30, 2021, we recorded interest income of less than of $0.1 million compared with interest income of $0.2 million for the six months ended June 30, 2020.
Other expense (income), net. For the six months ended June 30, 2021, other income was $0.7 million as compared to other expense of $0.6 million for the six months ended June 30, 2020. This change was primarily driven by the effect of foreign exchange rates as well as COVID-19 related foreign incentives received in the current year.
Income tax benefit. For the six months ended June 30, 2021, we recorded an income tax benefit of $2.0 million compared with income tax benefit of $5.6 million for the six months ended June 30, 2020. Our effective tax rate was 31.4% for the six months ended June 30, 2021 compared with 19.1% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the first half of 2021 and changes in our effective tax rate. The change in our effective tax rate was primarily associated with discrete tax items, and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $4.4 million for the six months ended June 30, 2021 compared to $23.8 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $52.3 million to $133.3 million at June 30, 2021 from $185.6 million at December 31, 2020. The decrease was primarily driven by net cash used in operating and investing activities. Cash used in operating activities was $12.3 million during the six months ended June 30, 2021, compared to $16.1 million of cash provided by operations during the six months ended June 30, 2020. The decrease was mainly due to changes in working capital accounts, primarily a decrease in accrued liabilities driven by the $12.3 million settlement of liability related to the GSA matter.
Cash used in investing activities during the six months ended June 30, 2021 was $37.8 million compared to cash provided by investing activities of $23.4 million during the six months ended June 30, 2020. The change was primarily due to the $34.0 million used in the acquisition of a business during the six months ended June 30, 2021, as compared to the maturity of U.S. Treasury Bills amounting to $9.0 million during the six months ended June 30, 2020 without such activity during the six months ended June 30, 2021.
Cash provided by financing activities was $1.2 million during the six months ended June 30, 2021 compared to cash provided by financing activities of $1.3 million for the six months ended June 30, 2020. The change was primarily due to larger payments for taxes related to the net share settlement of equity awards during the six months ended June 30, 2021 compared to during the six months ended June 30, 2020.
Of our cash and cash equivalents, $92.5 million was held by foreign subsidiaries as of June 30, 2021. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company has reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2021 under this program. As of June 30, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2021, we had $40.9 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 17, 2021. As of June 30, 2021, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2021, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 34% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the six months ended June 30, 2021.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
As of June 30, 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2021 under this program. As of June 30, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 5. Other Information
Revised Non-Employee Director Compensation Program

On July 23, 2021, the Board approved revisions to the Non-Employee Director Compensation Policy (the “Policy”). Under these revisions, the Company’s non-employee directors will be compensated for service on the Board as set forth in the following table:

Annual Cash Retainer:	$60,000
Additional Annual Retainers:
Nominating, Governance and Sustainability Committee Chairperson	$20,000
Audit Committee Chairperson	$20,000
Talent, Development, and Compensation Committee Chairperson	$20,000
Non-Employee Chairman	$75,000
Initial Equity Grant	$100,000	(a)
Annual Equity Grant	$175,000	(b)

(a) Upon election to the Board, each non-employee director receives restricted stock units with a value equal to $100,000, calculated by using the closing price of our common stock on the date of the non-employee director’s election to the Board. The initial restricted stock unit grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board as of such date.
(b) On the day following the annual meeting of shareholders, each director receives restricted stock units with a value equal to that indicated in the above chart, calculated by using the closing price of our common stock on the day following the annual meeting of shareholders. The annual restricted stock unit grant vests the day prior to the following year’s annual meeting date, subject to a director’s continued membership on the Board as of such date.

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

10.1**
Transition and Separation Agreement by and Between FARO Technologies, Inc. and Katrona Tyrrell dated June 28, 2021 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 2, 2021 and incorporated herein by reference)

10.2***	Summary of Director Compensation Program (Effective July 23, 2021)

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*  - Furnished herewith
** - Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.
*** - Indicates management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: July 28, 2021	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)