Form 10-Q
period 2021-09-30
FARO TECHNOLOGIES INC
filed 2021-10-27
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐ No  ☒

There were 18,203,763 shares of the registrant’s common stock outstanding as of October 25, 2021.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2021
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

b)	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2021 and September 30, 2020	4

c)	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Three and Nine Months Ended September 30, 2021 and September 30, 2020	5

d)	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2021 and September 30, 2020	6

e)	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) For the Three and Nine Months Ended September 30, 2021 and September 30, 2020	7

f)	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$125,814	$185,633
Accounts receivable, net	58,875	64,616
Inventories, net	55,507	47,391
Prepaid expenses and other current assets	28,776	26,295
Total current assets	268,972	323,935
Non-current assets:
Property, plant and equipment, net	22,576	23,091
Operating lease right-of-use assets	23,586	26,107
Goodwill	80,873	57,541
Intangible assets, net	24,714	13,301
Service and sales demonstration inventory, net	31,025	31,831
Deferred income tax assets, net	46,700	47,450
Other long-term assets	2,141	2,336
Total assets	$500,587	$525,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,415	$14,121
Accrued liabilities	26,625	42,593
Income taxes payable	—	3,442
Current portion of unearned service revenues	38,555	39,149
Customer deposits	4,709	2,807
Lease liabilities	5,630	5,835
Total current liabilities	91,934	107,947
Unearned service revenues - less current portion	21,242	21,757
Lease liabilities - less current portion	19,724	22,131
Deferred income tax liabilities	595	787
Income taxes payable - less current portion	9,250	11,583
Other long-term liabilities	1,071	1,084
Total liabilities	143,816	165,289
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,584,783 and 19,384,350 issued, respectively; 18,202,416 and 17,990,707 outstanding, respectively	20	19
Additional paid-in capital	298,082	287,979
Retained earnings	105,256	113,508
Accumulated other comprehensive loss	(15,795)	(10,160)
Common stock in treasury, at cost; 1,382,367 and 1,393,643 shares, respectively	(30,792)	(31,043)
Total shareholders’ equity	356,771	360,303
Total liabilities and shareholders’ equity	$500,587	$525,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales
Product	$57,838	$48,082	$172,748	$146,866
Service	21,331	22,654	64,862	63,949
Total sales	79,169	70,736	237,610	210,815
Cost of Sales
Product	25,650	22,413	75,909	66,812
Service	11,188	12,025	33,481	34,936
Total cost of sales	36,838	34,438	109,390	101,748
Gross Profit	42,331	36,298	128,220	109,067
Operating Expenses
Selling, general and administrative	33,433	30,163	100,375	96,523
Research and development	12,731	10,754	36,464	31,355
Restructuring costs	1,376	239	3,679	14,563
Total operating expenses	47,540	41,156	140,518	142,441
Loss from operations	(5,209)	(4,858)	(12,298)	(33,374)
Other (income) expense
Interest expense, net	5	161	54	407
Other expense (income), net	299	(256)	(433)	334
Loss before income tax benefit	(5,513)	(4,763)	(11,919)	(34,115)
Income tax benefit	(1,658)	(1,739)	(3,667)	(7,336)
Net loss	$(3,855)	$(3,024)	$(8,252)	$(26,779)
Net loss per share - Basic	$(0.21)	$(0.17)	$(0.45)	$(1.51)
Net loss per share - Diluted	$(0.21)	$(0.17)	$(0.45)	$(1.51)
Weighted average shares - Basic	18,194,960	17,797,390	18,166,930	17,757,359
Weighted average shares - Diluted	18,194,960	17,797,390	18,166,930	17,757,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(3,855)	$(3,024)	$(8,252)	$(26,779)
Currency translation adjustments, net of income taxes	(328)	4,339	(5,635)	(1,127)
Comprehensive (loss) income	$(4,183)	$1,315	$(13,887)	$(27,906)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Cash flows from:
Operating activities:
Net loss	$(8,252)	$(26,779)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,560	10,631
Stock-based compensation	8,657	6,428
Provisions for bad debts, net of recoveries	33	435
Loss on disposal of assets	130	351
Provision for excess and obsolete inventory	1,955	778
Deferred income tax benefit	(3,667)	(4,961)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	4,311	28,132
Inventories	(9,106)	5,101
Prepaid expenses and other current assets	(2,935)	9,391
(Decrease) Increase in:
Accounts payable and accrued liabilities	(14,153)	(10,006)
Income taxes payable	(1,847)	(6,109)
Customer deposits	1,966	815
Unearned service revenues	(2,223)	(3,391)
Net cash (used in) provided by operating activities	(15,571)	10,816
Investing activities:
Purchases of property and equipment	(4,845)	(2,833)
Proceeds from asset sales	—	768
Proceeds from sale of investments	—	25,000
Payments for intangible assets	(1,933)	(813)
Acquisition of business, net of cash acquired	(33,908)	(6,036)
Net cash (used in) provided by investing activities	(40,686)	16,086
Financing activities:
Payments on finance leases	(229)	(237)
Payments of contingent consideration for acquisitions	—	(733)
Payments for taxes related to net share settlement of equity awards	(4,137)	(2,568)
Proceeds from issuance of stock related to stock option exercises	5,835	5,384
Net cash provided by financing activities	1,469	1,846
Effect of exchange rate changes on cash and cash equivalents	(5,031)	1,255
(Decrease) Increase in cash and cash equivalents	(59,819)	30,003
Cash and cash equivalents, beginning of period	185,633	133,634
Cash and cash equivalents, end of period	$125,814	$163,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(3,221)			(3,221)
Currency translation adjustment					(10,174)		(10,174)
Stock-based compensation			2,094				2,094
Common stock issued, net of shares withheld for employee taxes	163,457		1,530			251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783
Net loss				(1,176)			(1,176)
Currency translation adjustment					4,867		4,867
Stock-based compensation			3,283				3,283
Common stock issued, net of shares withheld for employee taxes	20,709	1	(396)				(395)
BALANCE JUNE 30, 2021	18,174,873	$20	$294,490	$109,111	$(15,467)	$(30,792)	$357,362
Net loss				(3,855)			(3,855)
Currency translation adjustment					(328)		(328)
Stock-based compensation			3,280				3,280
Common stock issued, net of shares withheld for employee taxes	27,543		312				312
BALANCE SEPTEMBER 30, 2021	18,202,416	20	298,082	105,256	(15,795)	(30,792)	356,771

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net loss				(14,823)			(14,823)
Currency translation adjustment					(3,778)		(3,778)
Stock-based compensation			2,178				2,178
Common stock issued, net of shares withheld for employee taxes	141,561		894			327	1,221
BALANCE MARCH 31, 2020	17,718,179	$19	$270,940	$98,056	$(21,177)	$(31,048)	$316,790
Net loss				$(8,932)			$(8,932)
Currency translation adjustment					$(1,688)		$(1,688)
Stock-based compensation			2,167				$2,167
Common stock issued, net of shares withheld for employee taxes	51,401		218			6	$224
BALANCE JUNE 30, 2020	17,769,580	$19	$273,325	$89,124	$(22,865)	$(31,042)	$308,561
Net loss				(3,024)			(3,024)
Currency translation adjustment					4,339		4,339
Stock-based compensation			2,083				2,083
Common stock issued, net of shares withheld for employee taxes	63,354		1,371				1,371
BALANCE SEPTEMBER 30, 2020	17,832,934	19	276,779	86,100	(18,526)	(31,042)	313,330
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
During 2021, we continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health and safety of our employees and customers, as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:
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
We continue to maintain a strong capital structure with a cash balance of $125.8 million and no debt as of September 30, 2021. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of Sales
Product	$147	$39	$435	$234
Service	43	88	35	257
Total cost of sales	$190	$127	$470	$491

Operating Expenses
Selling, general and administrative	$2,581	$1,527	$6,789	$4,666
Research and development	509	430	1,398	1,271
Total operating expenses	$3,090	$1,957	$8,187	$5,937

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021 or any future period.
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

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. We adopted ASU 2019-12 effective as of January 1, 2021, and the adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We adopted ASU 2016-13 effective as of January 1, 2020, and the adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales
Product transferred to customers at a point in time	$53,536	$44,561	$161,080	$137,324
Product transferred to customers over time	4,302	3,521	11,668	9,542
	$57,838	$48,082	$172,748	$146,866

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service sales
Service transferred to customers at a point in time	$9,332	$9,623	$28,931	$27,268
Service transferred to customers over time	11,999	13,031	35,931	36,681
	$21,331	$22,654	$64,862	$63,949

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total sales to external customers
Americas (1)	$33,944	$30,867	$100,195	$92,234
EMEA (1)	23,387	20,648	75,315	61,058
APAC (1)	21,838	19,221	62,100	57,523
	$79,169	$70,736	$237,610	$210,815

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
For revenue related to our measurement and imaging equipment and related software, we allocate the contract price to performance obligations based on our best estimate of the standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be product transferred to the customer over time and a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our maintenance renewal rate. Maintenance renewals are recognized on a straight-line basis over the term of the maintenance agreement. Payments for products and services are collected within a short period of time following transfer of control or commencement of delivery of services, as applicable.
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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2021, the deferred cost asset related to deferred commissions was approximately $3.4 million. For classification purposes, $2.1 million and $1.3 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2021. As of December 31, 2020, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $2.6 million and $1.5 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2020.
The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for hardware service contracts and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to hardware service contracts and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and nine months ended September 30, 2021, we recognized $7.6 million and $29.2 million of revenue, respectively, that was deferred on our condensed consolidated balance sheet as of December 31, 2020. During the three and nine months ended September 30, 2020, we recognized $7.8 million and $29.8 million of revenue, respectively, that was deferred on our condensed consolidated balance sheet as of December 31, 2019.

The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns and contracts with certain government customers. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for September 30, 2021 and September 30, 2020 were both approximately $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.

NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2021	As of December 31, 2020
Accounts receivable	$62,359	$68,504
Allowance for credit losses	(3,484)	(3,888)
Total	$58,875	$64,616

Activity related to the allowance for credit losses was as follows:

Nine Months Ended September 30, 2021
Beginning balance of the allowance for credit losses	$(3,888)
Current period provision for expected credit losses, net of recoveries	33
Charge-offs of amounts previously written off	371
Ending balance of the allowance for credit losses	$(3,484)

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
Inventories consist of the following:

	As of September 30, 2021	As of December 31, 2020
Raw materials	$35,219	$29,955
Finished goods	20,288	17,436
Inventories, net	$55,507	$47,391

Service and sales demonstration inventory, net	$31,025	$31,831

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
For the three and nine months ended September 30, 2021, there were approximately 393,995 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of performance-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and nine months ended September 30, 2020, there were approximately 871,864 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	September 30, 2021		September 30, 2020
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,194,960	$(0.21)	17,797,390	$(0.17)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,194,960	$(0.21)	17,797,390	$(0.17)

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,166,930	$(0.45)	17,757,359	$(1.51)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,166,930	$(0.45)	17,757,359	$(1.51)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$17,319	$17,457
Accrued restructuring costs	1,493	2,347
Accrued warranties	1,673	1,683
Professional and legal fees	2,743	1,810
Taxes other than income	2,139	5,013
General services administration contract contingent liability (see Note 12)	—	12,325
Other accrued liabilities	1,258	1,958
	$26,625	$42,593

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance, beginning of period	$1,683	$2,090
Provision for warranty expense	1,941	1,174
Fulfillment of warranty obligations	(1,951)	(1,642)
Balance, end of period	$1,673	$1,622

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,036
Total	$—	$—	$1,036
	As of December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,056
Total	$—	$—	$1,056

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.2 million as of September 30, 2021. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

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
These activities are expected to be substantially completed by the end of the first half of 2022. Pre-tax charges of approximately $49 million were recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. We are continuing to execute our cost reduction initiatives to achieve our 20% target EBITDA margins that could result in additional pre-tax charges in the range of $5 million to $15 million through the end of the first half of fiscal year 2022.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. The Company expects to incur a cash charge of approximately $2 million in the fourth quarter of 2021, primarily consisting of professional fees and other related charges, and approximately $4 million in fiscal year 2022, primarily consisting of severance and related benefits.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $4.5 million during the nine months ended September 30, 2021, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments for the nine months ended September 30, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2020	$1,481	$867	$2,348
Additions charged to expense	2,515	1,164	3,679
Cash payments	(2,784)	(1,750)	(4,534)
Balance at September 30, 2021	$1,212	$281	$1,493

Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	11,633	2,580	14,213
Cash payments	(8,265)	(2,518)	(10,783)
Balance at September 30, 2020	$3,368	$62	$3,430

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2021, we had approximately $40.6 million in purchase commitments that are expected to be delivered within the next 12 months.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	$2,010	$2,245	$5,901	$6,306

Finance lease cost:
Amortization of ROU assets	60	77	221	237
Interest on lease liabilities	5	6	14	23
Total finance lease cost	$65	$83	$235	$260

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the three months ended September 30, 2021 and September 30, 2020 were both less than $0.1 million. Our short-term lease cost for the nine months ended September 30, 2021 and September 30, 2020 were both $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$23,586	$26,107

Current operating lease liabilities	$5,466	$5,557
Operating lease liabilities - less current portion	19,639	21,985
Total operating lease liabilities	$25,105	$27,542

Finance leases:
Property and equipment, at cost	$1,342	$1,813
Accumulated depreciation	(1,118)	(1,415)
Property and equipment, net	$224	$398

Current finance lease liabilities	$164	$278
Finance lease liabilities - less current portion	85	146
Total finance lease liabilities	$249	$424

Weighted Average Remaining Lease Term (in years):
Operating leases	5.92	6.55
Finance leases	1.82	1.93

Weighted Average Discount Rate:
Operating leases	5.68%	5.66%
Finance leases	5.12%	5.07%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,874	$6,451
Operating cash flows from finance leases	$14	$23
Financing cash flows from finance leases	$229	$237

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,209	$1,758

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2021 (excluding the first 9 months)	$1,859	$66
2022	6,324	123
2023	5,455	45
2024	4,623	20
2025	3,248	6
Thereafter	8,229	1
Total lease payments	$29,738	$261
Less imputed interest	(4,633)	(12)
Total	$25,105	$249
NOTE 14 – INCOME TAXES
For both the three months ended September 30, 2021 and September 30, 2020, we recorded an income tax benefit of $1.7 million. Our effective tax rate was 30.1% for the three months ended September 30, 2021 compared with 36.5% in the prior year period. The change in our effective tax rate was primarily associated with discrete tax items and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

NOTE 15 - BUSINESS COMBINATIONS

On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $34 million paid, net of cash acquired, subject to certain additional post-closing adjustments. We believe this acquisition enables the Company to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding the Company's Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of September 30, 2021.
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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of September 30, 2021, we have incurred $0.3 million of acquisition or integration costs for the Holobuilder acquisition. Pro forma financial results for Holobuilder have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.

Following are the details of the preliminary purchase price allocated to the intangible assets acquired for the Holobuilder acquisition:

	Amount	Weighted Average Life (Years)
Brand	$370	3
Technology	6,800	5
Customer relationships	3,300	12
Fair value of intangible assets acquired	$10,470	8

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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•an economic downturn or other adverse changes in the industries that we serve or the domestic and international economies in the regions of the world where we operate and other general economic, business, and financial conditions;
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
•our inability to reasonably source essential equipment and materials to manufacture our products as a result of global supply shortages or inflationary pressures;
•our inability to achieve and maintain profitability to fully realize the economic benefit of recorded deferred tax assets;
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
•the loss of any of our executive officers or other key personnel;
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
We manufacture our FARO Quantum Arm products in our manufacturing facility located in Florida for customer orders from Europe, the Middle East and Africa (“EMEA”) and from the Americas, as well as in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. We expect all of our existing manufacturing facilities and third party resources to have the production capacity necessary to support our volume requirements during 2021.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the nine months ended September 30, 2021.
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
These activities are expected to be substantially completed by the end of the first half of 2022. Pre-tax charges of approximately $49 million were recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;

•$1.4 million impairment of intangible assets related to capitalized patents;
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. We are continuing to execute our cost reduction initiatives to achieve our 20% target EBITDA margins that could result in additional pre-tax charges in the range of $5 million to $15 million through end of the first half of fiscal year 2022.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. The Company expects to incur a cash charge of approximately $2 million in the fourth quarter of 2021, primarily consisting of professional fees and other related charges, and approximately $4 million in fiscal year 2022, primarily consisting of severance and related benefits.
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
In connection with the Restructuring Plan, we paid $13.1 million during the year ended December 31, 2020 and $4.5 million during the nine months ended September 30, 2021, primarily consisting of severance and related benefits.
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

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Sales
Product	$57,838	73.1%	$48,082	68.0%	$172,748	72.7%	$146,866	69.7%
Service	21,331	26.9%	22,654	32.0%	64,862	27.3%	63,949	30.3%
Total sales	79,169	100.0%	70,736	100.0%	237,610	100.0%	210,815	100.0%
Cost of Sales
Product	25,650	32.4%	22,413	31.7%	75,909	31.9%	66,812	31.7%
Service	11,188	14.1%	12,025	17.0%	33,481	14.1%	34,936	16.6%
Total cost of sales	36,838	46.5%	34,438	48.7%	109,390	46.0%	101,748	48.3%
Gross Profit	42,331	53.5%	36,298	51.3%	128,220	54.0%	109,067	51.7%
Operating Expenses
Selling, general and administrative	33,433	42.2%	30,163	42.6%	100,375	42.2%	96,523	45.8%
Research and development	12,731	16.1%	10,754	15.2%	36,464	15.3%	31,355	14.9%
Restructuring costs	1,376	1.7%	239	0.3%	3,679	1.5%	14,563	6.9%
Total operating expenses	47,540	60.0%	41,156	58.2%	140,518	59.1%	142,441	67.6%
Loss from operations	(5,209)	(6.6)%	(4,858)	(6.9)%	(12,298)	(5.2)%	(33,374)	(15.8)%
Other (income) expense
Interest expense, net	5	—%	161	0.2%	54	—%	407	0.2%
Other expense (income), net	299	0.4%	(256)	(0.4)%	(433)	(0.2)%	334	0.2%
Loss before income tax benefit	(5,513)	(7.0)%	(4,763)	(6.7)%	(11,919)	(5.0)%	(34,115)	(16.2)%
Income tax benefit	(1,658)	(2.1)%	(1,739)	(2.5)%	(3,667)	(1.5)%	(7,336)	(3.5)%
Net loss	$(3,855)	(4.9)%	$(3,024)	(4.3)%	$(8,252)	(3.5)%	$(26,779)	(12.7)%

Consolidated Results
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Sales. Total sales increased by $8.5 million, or 11.9%, to $79.2 million for the three months ended September 30, 2021 from $70.7 million for the three months ended September 30, 2020. Total product sales increased by $9.7 million, or 20.3%, to $57.8 million for the three months ended September 30, 2021 from $48.1 million for the three months ended September 30, 2020. The increase in sales is primarily the result of the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Service revenue decreased by $1.4 million, or 5.8%, to $21.3 million for the three months ended September 30, 2021 from $22.7 million for the three months ended September 30, 2020, primarily due to a decrease in warranty renewals driven by the COVID-19 pandemic. This decrease in renewal rates in 2020, led to lower ratable revenue recognition in 2021. Foreign exchange rates had a positive impact on total sales of $0.8 million, increasing the percent that our overall sales increased by approximately 1.1 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit increased by $6.0 million, or 16.6%, to $42.3 million for the three months ended September 30, 2021 from $36.3 million for the three months ended September 30, 2020, and gross margin increased to 53.5% for the three months ended September 30, 2021 from 51.3% for the three months ended September 30, 2020. Gross margin from product revenue increased by 2.3 percentage points to 55.7% for the three months ended September 30, 2021 from 53.4% for the prior year period primarily due to changes in product mix, and the favorable impact of the recovery from the economic effect of the COVID-19 pandemic which adversely affected our product fixed cost absorption in the prior year, partially offset by unfavorable price variances in the current year due to global supply shortages. Gross margin from service revenue increased by 0.7 percentage points to 47.6% for the three months ended September 30, 2021 from 46.9% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.2 million, or 10.8%, to $33.4 million for the three months ended September 30, 2021 from $30.2 million for the three months ended September 30, 2020. This increase was driven primarily by an increase in selling commission expense due to higher global sales and an increase in travel expense as there were pandemic stay-at-home orders in the prior year. Selling, general and administrative expenses as a percentage of sales remained consistent at 42.2% for both the three months ended September 30, 2021, and the three months ended September 30, 2020. Our worldwide period-ending selling, general and administrative headcount increased by 85, or 12.7%, to 753 at September 30, 2021, from 668 at September 30, 2020.
Research and development expenses. Research and development expenses increased by $1.9 million, or 18.4%, to $12.7 million for the three months ended September 30, 2021 from $10.8 million for the three months ended September 30, 2020. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 16.1% for the three months ended September 30, 2021 from 15.2% for the three months ended September 30, 2020.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses increased by $1.2 million to $1.4 million for the three months ended September 30, 2021 from $0.2 million for the three months ended September 30, 2020 primarily consisting of additional severance and related benefits charges as part of our phased transition to our third party contract manufacturer, Sanmina.
Interest expense, net. We recorded net interest expense of less than $0.1 million and $0.2 million for the three months ended September 30, 2021 and three months ended September 30, 2020, respectively.
Other expense (income), net. For the three months ended September 30, 2021, other expense was $0.3 million compared with other income of $0.3 million for the three months ended September 30, 2020. This change was primarily driven by the effect of foreign exchange rates.
Income tax benefit. For both the three months ended September 30, 2021 and for the three months ended September 30, 2020, we recorded an income tax benefit of $1.7 million. Our effective tax rate was 30.1% for the three months ended September 30, 2021 compared with 36.5% in the prior year period. The change in our effective tax rate was primarily associated with discrete tax items and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax (benefit) expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $3.9 million for the three months ended September 30, 2021 compared with net loss of $3.0 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Sales. Total sales increased by $26.8 million, or 12.7%, to $237.6 million for the nine months ended September 30, 2021 from $210.8 million for the nine months ended September 30, 2020. Total product sales increased by $25.9 million, or 17.6%, to $172.7 million for the nine months ended September 30, 2021 from $146.9 million for the nine months ended September 30, 2020. The increase in sales is primarily the result of the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Similarly, service revenue increased by $0.9 million, or 1.4%, to $64.9 million for the nine months ended September 30, 2021 from $63.9 million for the nine months ended September 30, 2020. Foreign exchange rates had a positive impact on total sales of $6.5 million, increasing the percent that our overall sales increased by approximately 3.1 percentage points, primarily due to the strengthening of the Euro relative to the U.S. dollar.
Gross profit. Gross profit increased by $19.1 million, or 17.6%, to $128.2 million for the nine months ended September 30, 2021 from $109.1 million for the nine months ended September 30, 2020 and gross margin increased to 54.0% for the nine months ended September 30, 2021 from 51.7% for the nine months ended September 30, 2020. Gross margin from product revenue increased by 1.6 percentage points to 56.1% for the nine months ended September 30, 2021 from 54.5% for the prior year period, primarily due to changes in product mix, and the favorable impact of the recovery related to the COVID-19 pandemic which adversely affected our product fixed cost absorption in the prior year, partially offset by unfavorable price variances in the current year due to global supply shortages. Gross margin from service revenue increased by 3.0 percentage points to 48.4% for the nine months ended September 30, 2021 from 45.4% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.9 million, or 4.0%, to $100.4 million for the nine months ended September 30, 2021 from $96.5 million for the nine months ended

September 30, 2020. This increase was driven primarily by an increase in selling commission expense due to higher global sales and an increase in travel expense as there were pandemic stay-at-home orders in the prior year. Selling, general and administrative expenses as a percentage of sales decreased to 42.2% for the nine months ended September 30, 2021, compared with 45.8% of sales for the nine months ended September 30, 2020. Our worldwide period-ending selling headcount increased by 85, or 12.7%, to 753 at September 30, 2021, from 668 at September 30, 2020.
Research and development expenses. Research and development expenses increased by $5.1 million, or 16.3%, to $36.5 million for the nine months ended September 30, 2021 from $31.4 million for the nine months ended September 30, 2020. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 15.3% for the nine months ended September 30, 2021 from 14.9% for the nine months ended September 30, 2020.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $10.9 million to $3.7 million for the nine months ended September 30, 2021 from $14.6 million for the nine months ended September 30, 2020 primarily driven by the reduction of severance and related benefits.
Interest expense, net. For the nine months ended September 30, 2021, we recorded interest expense of $0.1 million compared with interest expense of $0.4 million for the nine months ended September 30, 2020.
Other expense (income), net. For the nine months ended September 30, 2021, other income was $0.4 million as compared to other expense of $0.3 million for the nine months ended September 30, 2020. This change was primarily driven by the effect of foreign exchange rates as well as COVID-19 related foreign incentives received in the current year.
Income tax benefit. For the nine months ended September 30, 2021, we recorded an income tax benefit of $3.7 million compared with income tax benefit of $7.3 million for the nine months ended September 30, 2020. Our effective tax rate was 30.8% for the nine months ended September 30, 2021 compared with 21.5% in the prior year period. The change in our income benefit was primarily due to a lower pretax loss during the first nine months of 2021 and changes in our effective tax rate. The change in our effective tax rate was primarily associated with discrete tax items, and a shift in the geographic mix of pretax income expected for the full year 2021.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $8.3 million for the nine months ended September 30, 2021 compared to $26.8 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $59.8 million to $125.8 million at September 30, 2021 from $185.6 million at December 31, 2020. The decrease was primarily driven by net cash used in operating and investing activities. Cash used in operating activities was $15.6 million during the nine months ended September 30, 2021, compared to $10.8 million of cash provided by operations during the nine months ended September 30, 2020. The change was due to changes in working capital accounts, primarily a decrease in accounts payable and accrued liabilities driven by the $12.3 million settlement of liability related to the GSA matter, as well as an increase in raw material inventories in preparation for our phased transition to our third party contract manufacturer, Sanmina.
Cash used in investing activities during the nine months ended September 30, 2021 was $40.7 million compared to cash provided by investing activities of $16.1 million during the nine months ended September 30, 2020. The change was primarily due to the $34.0 million used in the acquisition of a business during the nine months ended September 30, 2021, as compared to the maturity of U.S. Treasury Bills amounting to $25.0 million during the nine months ended September 30, 2020 without such activity during the nine months ended September 30, 2021.
Cash provided by financing activities was $1.5 million during the nine months ended September 30, 2021 compared to cash provided by financing activities of $1.8 million for the nine months ended September 30, 2020. The change was primarily due to larger payments for taxes related to the net share settlement of equity awards during the nine months ended September 30, 2021 compared to during the nine months ended September 30, 2020.
Of our cash and cash equivalents, $90.5 million was held by foreign subsidiaries as of September 30, 2021. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company has reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2021 under this program. As of September 30, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2021, we had $40.6 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 17, 2021. As of September 30, 2021, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2021, 61% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 33% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the nine months ended September 30, 2021.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, each as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as updated by our subsequent quarterly reports on Form 10-Q, including as set forth below.
The risk factor entitled “Increases in the cost of raw materials or components used in our products could negatively impact our business and profitability.” has been updated to read as follows:
Increases in the cost and constraints in the availability of raw materials or components used in our products could negatively impact our business and profitability.
Our products contain various raw materials, including steel, steel byproducts, aluminum, aluminum byproducts, resin products and various electronic components. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. These raw materials are subject to extensive laws, governmental regulations, policies, including tariffs and other import restrictions, inflationary pressures, and supply shortages. Changes to the laws, governmental regulations and policies governing these raw materials, including tariffs and other import restrictions, have increased and could continue to increase the cost of such raw materials and, correspondingly, the cost of manufacturing our products. Further, interruptions in global supply chains and inflationary pressures have increased and could continue to increase the cost of such raw materials, and have constrained and could continue to constrain the availability of such raw materials. If the costs of our raw materials further increase, whether due to changes in laws, governmental regulations, policies, supply shortages or for other reasons, we may not be able to pass on these costs to our customers, which could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be substantially passed through to our customers, our gross margin percentages would decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2021 under this program. As of September 30, 2021, we had authorization to repurchase $18.3 million remaining under the repurchase program.

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

10.2***	Summary of Director Compensation Program (Effective July 1, 2021)

10.3**	Manufacturing Services Agreement by and Between FARO Technologies, Inc. and Sanmina corporation dated July 15, 2021

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*  - Furnished herewith
** - Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.
*** - This exhibit is being re-filed to correct the effective date of the Director Compensation Program.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: October 27, 2021	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)