Form 10-K
period 2021-12-31
FARO TECHNOLOGIES INC
filed 2022-02-16
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was 1,405,017,473 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 14, 2022, there were outstanding 18,206,064 shares of the Registrant’s common stock.
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
•our inability to realize the intended benefits of our undertaking to transition to a subscription based business model to deliver new and existing software offerings on a cloud computing based platform;
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

•our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate acquisitions that are consummated;
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
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser scanner based technology to lower accuracy, photogrammetry based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
During 2021, while we saw a recovery in our revenue across our served industries, we continued to assess the ongoing impact of COVID-19 on our business results and we remained committed to taking actions to mitigate both the impact on the health and safety of our employees, as well as negative business effects resulting from demand disruption, material availability and potential production challenges, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Isolating our production environment from non-essential personnel, to minimize the risk of COVID-19 exposures;
•Recommending that our employees receive vaccinations to help protect our colleagues, families, and communities;
•Confidentially collecting proof of vaccination from our employees or requiring weekly COVID-19 testing to use certain facilities;
•Aggressively pursuing required raw materials to ensure continuity of supply and minimize material cost increases;
•Monitoring our liquidity, disciplined inventory management, and limiting capital expenditures; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $122.0 million and no debt as of December 31, 2021. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 and actions taken by governments in response to current and future resurgence, are highly uncertain. Therefore, the Company is not able to predict the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions.

Strategy
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
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which supports our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have achieved $39.6 million in annualized Non-GAAP savings that were realized by the end of fiscal year 2021 and included decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan. The elimination of our vertical structure allowed us to successfully complete our redefined go-to-market strategy which placed increased focus on our customers and enabled our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
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
We recorded a pre-tax charge of approximately $15.8 million and paid $13.1 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges. We have continued to make significant progress in executing the Restructuring Plan during 2021. We recorded a pre-tax charge of approximately $7.4 million and paid $5.8 million during the year ended December 31, 2021 primarily consisting of severance and related benefits, professional fees and other related charges and costs.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. The Company expects to pay approximately $4 million in fiscal year 2022, primarily consisting of severance and related benefits.
We continue to evaluate our key initiatives and execution of the Restructuring Plan, and expect to incur additional pre-tax charges in the range of $6 million to $10 million through the end of fiscal year 2022.
Acquisition
On June 4, 2021, FARO Technologies, Inc. acquired Holobuilder, Inc. ("Holobuilder"), an American company focused on a photogrammetry-based 3D platform which delivers hardware agnostic image capture, registration and viewing to the Digital Twin market. With an initial focus on Construction Management, Holobuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras.

Industry Background
We have a wide variety of customers that support a large number of industries, including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, as well as, public safety forensics. The pressures in reducing overall manufacturing costs, improving profitability in architecture, engineering and construction (“AEC”) and the need for complete information in public safety are all driving the need for automated solutions to quickly capture accurate 3D data to be made accessible remotely. In each of the industries we serve, there is a growing need for accurate 3D information for high accuracy inspection, machine alignment and calibration, as-built modeling and design, quality control, digital twin and crash and crime scene investigations as well as pre-incident planning. Each of these industries are undergoing a form of transformation where the use of FARO’s digital technology would help improve customers’ yields, reduce costs and drive additional profitability.
In the manufacturing industry, the continued focus on higher yields, cost reductions and decreased time to market all drive the need for accurate information to support overall manufacturing processes which include part quality, machine down time and overall manufacturing yield. The dimensional metrology market will be challenged to continue to provide higher accuracy results and meet the continuing demand of tightening tolerances in both the automotive and aerospace industries. The higher accuracy requirements will also result in trends away from traditional hand measurement tools towards automated and integrated equipment. With increasing pressure on costs, the need for tighter quality control and increased automation will drive the adoption of applications and processes that support real-time 3D information to make quick, accurate decisions resulting in optimized manufacturing processes. Industry 4.0 will also continue to drive the need to have 3D information available on-demand across the entire manufacturing ecosystem.
The emergence of building information modeling (“BIM”) in the AEC market has required improvements in 3D documentation, coordination and simulation across the entire building lifecycle. BIM, in part, is the compilation of a 3D model representation of a project that can be updated real time and compare actual to design. BIM is believed to become more prevalent as it aides in reducing cost associated with scrap and overruns. The ability to obtain accurate, real-time 3D measurements and information will help to replace existing methodologies such as tape measures and chalk lines. In addition, an increase in modular and pre-fab construction is being driven by growing urbanization, government initiatives and a need for affordable housing. Modular and pre-fab construction allow for building all, or large portions of a building and then assembling them on-site. The processes of creating such structures resembles more traditional manufacturing flows where real-time 3D measurements and information can vastly improve the costs associated with re-work of materials and poor quality.
The increased focus in public safety around cost, technology adoption and public scrutiny will increase the acceptance of 3D solutions to accurately capture and analyze crime and crash scenes. Body cams, drones, and advanced analytical software are all examples of increased adoption of technology in the public safety sector. Laser scanning technology is used today to capture crime scenes quickly and accurately before leaving the scene. The 3D point cloud that is generated from this data allows for further detailed analysis around bullet trajectory, blood spatter and cast off with full confidence and without the need to revisit the crime scene. This information can be easily shared between police investigators, district attorneys and defense attorneys across multiple jurisdictions. In addition, crash scenes can also be reconstructed by using the 3D information collected while on-site. This information can also be easily shared among different departments, insurance companies and investigators. 3D data capture and analysis allows pre-incident planning activities to prepare in the event of an emergency such as fires or for tactical planning of safety-relevant events like political summits or schools. The time savings and confidence in data collection and analysis will continue to result in 3D technology becoming an integral set of tools in public safety analytics.

In 2021, we have also acquired HoloBuilder, Inc. "Holobuilder" which addresses a need for less accurate yet higher resolution 3D data. This acquisition brings to FARO its leading photogrammetry-based 3D platform, which delivers hardware agnostic image capture, registration and viewing to the fast-growing Digital Twin market. With an initial focus on construction management, HoloBuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras. Further, HoloBuilder’s SaaS platform will add fast and easy reality-capture photo documentation and added remote access capability to FARO’s highly-accurate 3D point cloud-based laser scanning to create the industry’s first end-to-end Digital Twin solution. The combined solution will provide comprehensive scanning and image management capabilities for the Digital Twin market including robotic assembly 3D simulation, construction management, facilities operations and management, and incident pre-planning.
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

•Quantum Max and Gage Max FaroArm® – The Quantum Max series of articulated arms comes in various sizes ranging from 2.0 meters up to 4.0 meters in probing diameter to allow for measuring a large array of part sizes. The 2.0 meter Quantum Max FaroArm® and 1.5 meter Gage Max FaroArm®, offer the highest accuracy for measuring small parts, molds and assemblies replacing the need for small handheld tools such as micrometers, calipers and height gauges. The Quantum Max and Gage Max FaroArms® are ergonomically designed 6-axis articulated ARMs that have the ability to measure across a wide range of sizes and accuracies in various applications and industries. FaroArm® 8-axis allows additional degrees of freedom to capture the most complex parts.

•Quantum Max ScanArm - The FAROBluTM line of laser line probes ("LLP") offer the ability to upgrade a Quantum Max FaroArm® into a Quantum Max ScanArm providing high accuracy, 3D point-cloud data in full color. As with the Quantum Max FaroArm®, the Quantum Max ScanArm is available from 2.0 meters to 4.0 meters measuring diameter to allow for a wide range of applications at a wide range of part sizes. The LLP provides the user the ability to achieve high-speed point cloud capture with different density through basic, standard and high-definition models. The Quantum Max ScanArm offers the same portability and ease of use as the Quantum Max FaroArm® series.
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

•CAM2® allows users in the 3D metrology market to efficiently fulfill quality assurance and inspection tasks. CAM2® is currently offered under either a subscription based plan or licensed product.
•BuildIT Construction is a construction quality control software solution that leverages reality data to uncover design deviations compared to construction industry standards. BuildIT Construction is currently offered under either a subscription based plan or licensed product.
•BuildIT Metrology is a 3D metrology software platform for alignment, inspection and build applications. BuildIT Metrology is currently offered under either a subscription based plan or licensed product.
•BuildIT Projector allows manufacturers to plan and operate imaging laser projection and verification workflows to improve the quality and speed of assembly processes. BuildIT Projector is currently offered under either a subscription based plan or licensed product.
•FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3D point clouds. FARO SCENE is currently offered under either a subscription based plan or licensed product.
•FARO Zone allows public safety professionals to diagram, analyze and share any scene, available in both 2D and 3D. The software combines data to accelerate forensic crime investigations, crashes and pre-incident planning. FARO Zone is currently offered under either a subscription based plan or licensed product.
•FARO As-BuiltTM enables AEC professionals to integrate reality data into any CAD and virtual design environment for buildings. FARO As-BuiltTM is currently offered under either a subscription based plan or standalone license.
•Webshare is a native cloud platform that allows users to collaborate, view, share and explore 3D reality data securely and directly from any common web browser. Webshare is offered as a subscription based plan.
•HolobuilderTM is a cloud based virtual reality capturing software that allows construction contractors to create, document, analyze, compare and share virtual 3D views of construction projects utilizing commercially available 360 degree cameras. Holobuilder is offered as a subscription based plan.
Hardware Warranty, Software Maintenance and Repair & Other Services. We generally warrant our products against defects in design, materials and workmanship for one year. To support our product lines, we also separately sell hardware service contracts that typically range from one year to three years, software maintenance contracts which enable our customers to receive the latest software updates and typically range from one year to three years, and comprehensive support, training and technology consulting services to our customers.

Customers
Our sales are diversified across a broad number of over 15,000 customers worldwide in a range of metrology, reverse engineering, factory automation, building information modeling, public safety and other applications. Our metrology, reverse engineering and factory automation applications are purchased primarily by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrial manufacturers. Applications are used by these customers for alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and setup, and assembly guidance. Our building information modeling applications are purchased primarily by customers in the AEC markets. Applications are used by these customers for as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation. Our public safety applications are purchased primarily by law enforcement agencies, private investigators, and forensic experts and are used for capturing environmental or situational scenes, crash and fire scene investigations and environmental safety evaluations. Our ten largest customers by revenue represented an aggregate of approximately 3.7% of our total sales in 2021. No customer represented more than 1.0% of our sales in 2021.
Sales and Marketing
We sell our products worldwide through direct sales and service offices, as well as third-party distributors and resellers. We have direct sales personnel in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification. As of December 31, 2021, we employed 594 sales and marketing specialists globally.
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
At December 31, 2021, we employed 322 scientists and technicians in our research and development efforts. Research and development expenses were approximately $48.8 million in 2021, compared to $42.9 million in 2020 and $44.2 million in 2019.
Intellectual Property
We own approximately 725 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2023 and 2043. We also own approximately 122 trademark registrations worldwide, with 158 pending trademark applications.
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
Manufacturing and Assembly
Manufacturing consists primarily of assembling and integrating components and subassemblies purchased from suppliers into finished products. The primary components, which include machined parts and electronic circuit boards, are produced by subcontractors according to our specifications. Products are assembled, calibrated and tested for accuracy and functionality before shipment. We perform limited in-house circuit board assembly and component part machining. Typically, we enter into purchase commitments for manufacturing components to cover production requirements for 60 to 120 days. We have entered, and may continue to enter, into longer agreements to purchase sufficient inventory to satisfy warranty commitments or to ensure adequate component availability. To date, we have not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill our production schedules. However, we are continuing to monitor ongoing supply chain disruptions that may constrain the availability of raw materials and components used in our products and remain committed to aggressively pursuing adequate sources to ensure continuity of supply and minimize material cost increases that would negatively impact our business.
Our manufacturing, engineering, and design headquarters have been registered to the ISO 9001 standard since July 1998. Semi-annual surveillance audits have documented continuous improvement to this multinational standard. Currently, our manufacturing sites in Lake Mary, Florida; Exton, Pennsylvania; Stuttgart, Germany; and Singapore are jointly registered to ISO 9001. Our FARO Laser Tracker, FaroArm®, and FAROBluTM laser line probe products are all registered to ISO 17025:2005. We continue to examine our scope of registration as our business evolves, and we have chosen English as the standard business language for our operations.
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

We manufacture our FARO Quantum Max Arm products in our manufacturing facility located in Florida for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. Under the manufacturing services agreement dated July 15, 2021 and in connection with the Restructuring Plan, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the aforementioned manufacturing facilities. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. We expect all of our existing manufacturing facilities and future third party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2022.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm® portfolio, FARO Laser Tracker, and FARO Focus solution lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. In our cloud based virtual reality capturing software, HolobuilderTM product line, we compete primarily with Matterport. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and value with respect to all of our products.
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

We historically have sold our products and related services to the U.S. Government (the “Government”) under two General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) through the end of 2021. Our sales to the Government under the GSA Contracts represented approximately 1.7% of our total sales for 2021. For sales to the Government beginning in 2022, we expect to sell our products and related services through approved distributors. We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
Backlog and Seasonality
At December 31, 2021, we had orders representing approximately $26.1 million in sales outstanding, of which $10.6 million related to services that we expect to deliver within one year. At December 31, 2020 and 2019, we had orders representing approximately $19.7 million and $28.0 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter, as customers spend the remaining balances of their capital expenditure budgets.

Human Capital
At December 31, 2021, we had 1,432 full-time employees worldwide, consisting of 594 sales and marketing professionals, 183 customer service/training/application engineering specialists, 165 production and supply chain staff, 322 research and development staff, and 168 administrative staff. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.
The Company believes that our future growth and success will depend in part on our ability to attract and retain highly-skilled personnel. The executive management team is responsible for developing and executing the Company's human capital strategy. The human capital strategy includes the attraction, acquisition, engagement and development of the Company's employees necessary to execute on our strategy and design of employee compensation and benefits programs to fit the needs of our worldwide employees. The CEO and Chief Human Resource Officer regularly update the Company's board of directors on key areas of our human capital strategy, including the following:
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
We conduct regular workforce engagement surveys to take the “pulse” of our people and gather their insights, with 77% of our global workforce participating in the September survey. We are committed to taking action on employee feedback and have implemented both corporate and business group action plans to address employee concerns. Further, we are committed to making all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws.
We believe strongly in building a global workforce that is diverse and that can build strong working relationships with our customers in the countries we operate. We support an inclusive culture and motivate our workforce to be themselves while at work. We are committed to providing our employees with a positive and safe work environment that is free of discrimination, harassment and workplace violence. We encourage our employees to embrace different ideas, strengths, interests and cultural backgrounds. People development and inclusion are important to us. We understand the importance of giving back to the communities in which we live and work.

Health and Safety: Health, safety, and the well-being of our employees is one of our top priorities. We strive to achieve world-class safety levels on an annual basis. Our safety culture focuses on reducing workplace injuries and is supported by effective communication and reporting of workplace injuries. Due to the COVID-19 pandemic, most of our non-manufacturing and technical service personnel continue to work remote from our offices. Our global manufacturing operations, including facilities located in Pennsylvania, Florida and Germany continue to be designated as essential business and therefore continue to operate. To protect our employees in facilities in which our teams operate, we have employed preventative measures to ensure the health and safety of our employees. We ensure our preventative measures are in compliance with the most recent local governmental regulations and requirements.
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
Our success depends, in part, on our ability to further penetrate our customer base. During 2021, approximately 82% of our revenue was attributable to sales to our existing customers. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. Our operations are significantly vulnerable to the effects of pandemics, such as COVID-19, which have, and could continue to materially impact our business.
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 outbreak that has surfaced in every country of our global operating footprint. The impact of COVID-19 or COVID-19 variants including the severity of other additional periods of increases or spikes in the number of cases in areas in which we operate, disruptions to our business, changes in consumer behaviors, restrictions on individual and business activities, and financial liquidity concerns, has created significant volatility in the macro-economic environment and initially led to reduced economic activity. There have been and continues to be material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses.
Most of our non-manufacturing and technical service personnel continue to work from home, which began in March 2020. Our global manufacturing operations, including facilities located in Pennsylvania, Florida and Germany continue to be designated as essential business and therefore continue to operate. To protect our employees in facilities in which our teams operate, we have employed preventative measures to ensure the health and safety of our employees. We ensure our preventative measures are in compliance with the most recent local governmental regulations and requirements.
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
•The demand for our products and services, and whether the pandemic leads to recessionary conditions in any of our key markets, including potential trade customer financial restructuring or insolvency and increases in uncollectible accounts receivable balances with our trade customer base; Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;
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

As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. In 2021, we have been adversely affected and continue to expect our business, financial condition and results of operations to be adversely affected.
In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed for the year ended December 31, 2021, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have experienced a significant transition in our executive management team in the last three years. Any delay in the integration of our executive management team or our failure to successfully attract and retain qualified personnel could have an adverse effect on our business and results of operations.
Our executive management team has gone through a significant transition in the last three years, including the hiring of a new President and Chief Executive Officer and the hiring of a new Chief Financial Officer. Any delay in the integration of our executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have an adverse effect on our business and results of operations.
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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2021, we had approximately 18.1 million shares outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2021 averaged approximately 82,794 shares.
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

If our efforts to develop our current services towards a subscription based business model do not succeed, we may reduce our revenue growth rate and profitability, fail to keep pace with technological developments and harm our business.
We are currently developing cloud computing application services to deliver new and existing software offerings. The markets for our 3D measurement, imaging and realization clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of a significant platform change, including our Sphere platform, and introduction of new services, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our continued efforts to develop new and existing services may not succeed and may reduce our revenue growth rate.
Additionally, if we are unable to rapidly enhance or develop new features for the technology underlying our future subscription based business model that keep pace with the current and future technological environment, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and user acceptance of the feature, service or enhancement. Further, because our services will be designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in identifying the technology trends and developing the enhancements, or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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

Our bylaws designate specific courts in Florida as the exclusive forum for certain litigation that may be initiated by the Company’s shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim or breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Florida Business Corporation Act or the Company’s articles of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine, will be a state court located within Seminole County in the State of Florida (or, if no such state court within Seminole County has jurisdiction, another state court located within the State of Florida, or if no such other state court located within the State of Florida has jurisdiction, the federal district court for the Middle District of Florida) (the “Florida Forum Provision”). The Florida Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Florida Forum Provision; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Florida Forum Provision in our bylaws may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the Florida Forum Provision may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, if the Florida Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Florida Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts specified in the Florida Forum Provision may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

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
On February 14, 2020, our Board of Directors approved a global Restructuring Plan, which is intended to support our new strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which includes decreasing total headcount by approximately 500 employees upon completion of the Restructuring Plan. These activities are expected to be substantially complete by the end of the first half of 2022. Actual results, including the costs of the Restructuring Plan, may differ materially from our expectations, resulting in our inability to realize the expected benefits of the Restructuring Plan and our new strategic plan and negatively impacting our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because the historical and projected future performance of certain of our recently acquired operations were lower than our expectations, the technologies, intellectual property, know-how and related intangibles were no longer aligned with our go-forward strategies, and due to other initiatives in connection with our new strategic plan, in the fourth quarter of 2019, we recorded an impairment of $35.2 million related primarily to goodwill and intangible assets which was included in operating expenses. Further, we disposed of certain of our operations in the second quarter of 2020. See Note 19, “Restructuring” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the impairment. We currently hold a total of $25.6 million in intangible assets, net of accumulated amortization, and $82.1 million in goodwill at December 31, 2021. Events may occur or circumstances may change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the assets, which could result in a further write-down of our assets.
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

A valuation allowance may be required for our Dutch deferred tax assets, which may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition.
Our balance sheet includes $21.3 million in deferred tax assets. Approximately 80% of that amount relates to Dutch deferred tax assets. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure no valuation allowance is required. The ultimate realization of our Dutch deferred tax assets is dependent upon our ability to generate future taxable income in the Netherlands during the periods in which those deferred tax assets would be deductible. Based on an evaluation we conducted, we determined that it was not necessary to establish a valuation allowance against any of our Dutch deferred tax assets as of December 31, 2021. However, we will continue to monitor whether a valuation allowance is necessary, and if we are required to establish a valuation allowance against our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.
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
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm®, FARO ScanArm, FARO Laser TrackerTM, and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. In our cloud based virtual reality capturing software, HolobuilderTM product line, we compete primarily with Matterport. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.

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
Manufacturers of electrical goods are subject to the European Union’s RoHS2 and WEEE directives, which took effect during 2006. RoHS2 prohibits the use of lead, mercury and certain other specified substances in electronics products, and WEEE makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of covered electronic products and components. While we currently hold RoHS2 and WEEE registration and believe we are in compliance with the directives of the European Union, including the RoHS2 directive, parallel initiatives are being proposed in other jurisdictions, including several states in the United States and China. If we do not comply with any such initiatives, our sales and results of operations could be materially impacted.
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
We have sold our products and related services to the U.S. Government (the “Government”) under General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) since 2002. Each GSA Contract is subject to extensive legal and regulatory requirements and includes, among other provisions, a price reduction clause (the “Price Reduction Clause”), which generally requires us to reduce the prices billed to the Government under the GSA Contracts to correspond to the lowest prices billed to certain benchmark customers.
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
For sales to the Government beginning in 2022, we expect to sell our products and related services through approved distributors. We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
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
Europe/Middle East/Africa
In EMEA, our primary operations are located in a leased building in Stuttgart, Germany containing approximately 105,300 square feet. This facility houses the manufacturing, research and development, administration, sales, marketing and service management personnel for our EMEA operations. Additionally, we also have a leased service and sales facility located in Warwickshire, Great Britain consisting of approximately 12,700 square feet.
Asia-Pacific
In APAC, our primary operations are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing, service management personnel and manufacturing for our Asia-Pacific operations. Our Japan operations are located in a leased building in Nagoya, Japan containing approximately 15,900 square feet. This facility houses our Japanese sales, marketing and service operations. Our China operations are located in a leased building in Shanghai, China containing approximately 24,700 square feet for sales, marketing and service operations. Our India operations are located in a leased building in New Delhi, India containing approximately 10,510 square feet for sales, distribution and service operations.
We believe our current facilities and future third party resources will be adequate for our needs in 2022 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
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
As of February 14, 2022, we had 34 holders of record of our common stock.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
During the years ended December 31, 2021, 2020 and 2019, we did not sell any equity securities that were not registered under the Securities Act.
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2021, 2020 and 2019 under this program. As of December 31, 2021, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. The Russell 2000 Index replaces the Morningstar Scientific and Technical Instruments Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2020.
The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2021. Data for the NASDAQ Composite Index and the Russell 2000 Index assume reinvestment of dividends.

The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Market/Peer Group	2016	2017	2018	2019	2020	2021
FARO Technologies, Inc.	$100.00	$130.56	$112.90	$139.87	$196.20	$194.51
Nasdaq Composite-Total Returns	$100.00	$129.64	$125.96	$172.18	$249.52	$304.85
Morningstar Scientific & Technical Instruments Index	$100.00	$138.52	$125.44	$173.40	$213.80	N/A
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39

ITEM 6.    SELECTED FINANCIAL DATA
Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser scanner based technology to lower accuracy, photogrammetry based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
We manufacture our FARO Quantum Max Arm products in our manufacturing facility located in Florida for customer orders from Europe, the Middle East and Africa (“EMEA”), in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region, and in our manufacturing facility located in Florida for customer orders from the Americas. We manufacture our FARO Focus laser scanner in our manufacturing facilities located in Germany for customer orders from EMEA and the Asia-Pacific region, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufacture our FARO Laser Tracker and our FARO Laser Projector products in our facility located in Pennsylvania. Under the manufacturing services agreement dated July 15, 2021 and in connection with the Restructuring Plan, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the aforementioned manufacturing facilities. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. We expect all of our existing manufacturing facilities and future third party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2022.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021, 2020 or 2019.

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
During 2021, while we saw a recovery in our revenue across our served industries, we continued to assess the ongoing impact of COVID-19 on our business results and we remained committed to taking actions to address the health and safety of our employees and customers, as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Recommending that our employees receive vaccinations to help protect our colleagues, families, and communities;
•Confidentially collecting proof of vaccination from our employees or requiring weekly COVID-19 testing to use certain facilities;
•Monitoring our liquidity, disciplined inventory management, and limiting capital expenditures; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $122.0 million and no debt as of December 31, 2021. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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
Our total sales increased by $34.0 million, or 11.2%, to $337.8 million for the year ended December 31, 2021 from $303.8 million for the year ended December 31, 2020. Our product sales increased by $32.5 million, or 14.9%, to $251.1 million for the year ended December 31, 2021 from $218.6 million for the year ended December 31, 2020 primarily due to the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Service revenue increased $1.5 million, or 1.8%, to $86.7 million for the year ended December 31, 2021 remaining fairly consistent with the $85.2 million for the year ended December 31, 2020. Also, foreign exchange rates had a positive impact on sales of $4.1 million, or 1.3 percentage points, primarily due to the strengthening of the Euro and the Renminbi relative to the U.S. dollar.
Change in Organizational Structure and Segment Reporting
As part of our new strategic plan, and based on the recommendation of our CEO, who is also our Chief Operating Decision Maker (“CODM”), in the fourth quarter of 2019, we eliminated our vertical structure in favor of a functional structure. Our new executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. We no longer have separate business units, segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Instead, our CODM now allocates resources and evaluates performance on a company-wide basis. Based on these changes, commencing with the fourth quarter of 2019, we report as one reporting segment that develops, manufactures, markets, supports and sells a suite of 3D imaging and software solutions.
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

On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which supports our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have achieved $39.6 million in annualized Non-GAAP savings that were realized by the end of fiscal year 2021 and included decreasing total headcount by approximately 500 employees upon the completion of the Restructuring Plan. The elimination of our vertical structure allowed us to successfully complete our redefined go-to-market strategy which placed increased focus on our customers and enabled our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
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
We recorded a pre-tax charge of approximately $15.8 million and paid $13.1 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges. We have continued to make significant progress in executing the Restructuring Plan during 2021. We recorded a pre-tax charge of approximately $7.4 million and paid $5.8 million during the year ended December 31, 2021 primarily consisting of severance and related benefits, professional fees and other related charges and costs.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. The Company expects to pay approximately $4 million in fiscal year 2022, primarily consisting of severance and related benefits.

We continue to evaluate our key initiatives and execution of the Restructuring Plan, and expect to incur additional pre-tax charges in the range of $6 million to $10 million through the end of fiscal year 2022.
Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include automated laser scan, data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access as well as ultimately, the ability for our customers to purchase, renew or manage all of their FARO software and hardware assets. FARO Sphere represents the first step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We anticipate FARO Sphere to be released to our customers within the second quarter of 2022.
Revenue from our current software products was $45.1 million, $38.3 million and $46.9 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription based software applications was $64.1 million, $61.2 million, and $56.1 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
Acquisition of Holobuilder
On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $33.8 million paid, net of cash acquired and was paid with cash on hand. We believe this acquisition enables the Company to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding the Company's Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of December 31, 2021.
Presentation of Information
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

Results of Operations
2021 Compared to 2020

	Years ended December 31,
	2021		2020		Change ($)
(dollars in millions)		% of Sales		% of Sales	2021 vs 2020
SALES
Product	$251.1	74.3%	$218.6	72.0%	$32.5
Service	86.7	25.7%	85.2	28.0%	1.5
Total sales	337.8	100.0%	303.8	100.0%	34.0
COST OF SALES
Product	109.0	32.3%	98.9	32.5%	10.2
Service	44.9	13.3%	45.1	14.8%	(0.2)
Total cost of sales	153.9	45.6%	143.9	47.4%	10.0
GROSS PROFIT	183.9	54.4%	159.8	52.6%	24.1
OPERATING EXPENSES
Selling, general and administrative	136.2	40.3%	131.8	43.4%	4.4
Research and development	48.8	14.4%	42.9	14.1%	5.9
Restructuring costs	7.4	2.2%	15.8	5.2%	(8.4)
Total operating expenses	192.4	57.0%	190.5	62.7%	1.9
LOSS FROM OPERATIONS	(8.5)	(2.5)%	(30.7)	(10.1)%	22.2
Other expense	0.1	—%	0.1	—%	—
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(8.6)	(2.5)%	(30.8)	(10.1)%	22.2
INCOME TAX EXPENSE (BENEFIT)	31.4	9.3%	(31.4)	(10.3)%	62.8
NET (LOSS) INCOME	$(40.0)	(11.8)%	$0.6	0.2%	$(40.6)

Consolidated Results
Sales. Total sales increased by $34.0 million, or 11.2%, to $337.8 million for the year ended December 31, 2021 from $303.8 million for the year ended December 31, 2020. Total product sales increased by $32.5 million, or 14.9%, to $251.1 million for the year ended December 31, 2021 from $218.6 million for the year ended December 31, 2020. The increase in product sales is primarily due to the recovery from the economic effect of the COVID-19 pandemic which adversely affected the prior year. Service revenue increased by $1.5 million, or 1.8%, to $86.7 million for the year ended December 31, 2021 remaining fairly consistent with the $85.2 million for the year ended December 31, 2020. Foreign exchange rates had a positive impact on sales of $4.1 million, or 1.3 percentage points, primarily due to the strengthening of the Euro and the Renminbi relative to the U.S. dollar.
Gross profit. Gross profit increased by $24.1 million, or 15.1%, to $183.9 million for the year ended December 31, 2021 from $159.8 million for the year ended December 31, 2020. Gross margin increased to 54.4% for the year ended December 31, 2021 from 52.6% in the prior year period. Gross margin from product revenue increased by 1.8 percentage points to 56.6% for the year ended December 31, 2021 from 54.8% in the prior year period. This increase in gross margin from product revenue was primarily due to change in product mix, and the favorable impact of the recovery from the economic effect of the COVID-19 pandemic which adversely affected our product fixed cost absorption in the prior year, partially offset by unfavorable price variances of purchased materials in the current year due to global supply shortages. Gross margin from service revenue increased by 1.1 percentage points to 48.2% for the year ended December 31, 2021 from 47.1% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased by $4.4 million, or 3.3%, to $136.2 million, for the year ended December 31, 2021 from $131.8 million for the year ended December 31, 2020. This increase was driven primarily by an increase in selling commission expense due to higher global sales and an increase in travel expense as there were pandemic stay-at-home orders in the prior year. SG&A expenses as a percentage of sales decreased to 40.3% for the year ended December 31, 2021 from 43.4% for the year ended December 31, 2020.
Research and development expenses. Research and development expenses increased $5.9 million, or 13.7%, to $48.8 million for the year ended December 31, 2021 from $42.9 million for the year ended December 31, 2020. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 14.4% for the year ended December 31, 2021 from 14.1% for the year ended December 31, 2020.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $8.4 million, or 53.4% to $7.4 million for the year ended December 31, 2021 from $15.8 million for the year ended December 31, 2020. The decrease was driven primarily by a reduction in severance and related benefit charges from lower headcount reduction in the current year.
Other expense. Other expense was $0.1 million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020.
Income tax expense (benefit). Income tax expense for the year ended December 31, 2021 was $31.4 million compared with an income tax benefit of $31.4 million for the year ended December 31, 2020. Our effective tax rate was (366.8)% for the year ended December 31, 2021 compared to 102.0% for the year ended December 31, 2020. The change was primarily due to a $26.5 million expense attributable to a valuation allowance against US and certain other jurisdictions deferred tax assets for the year ended December 31, 2021 compared to a deferred tax asset benefit of $19.2 million pursuant to an intra-entity transfer of certain intellectual property rights (“IP Rights”), based on the fair value of the IP rights transferred in December 2020.

Net (loss) income. Net loss was $40.0 million for the year ended December 31, 2021 compared with net income of $0.6 million for the year ended December 31, 2020, reflecting the impact of the factors described above.

2020 Compared to 2019

	Years ended December 31,
	2020		2019		Change ($)
(dollars in millions)		% of Sales		% of Sales	2020 vs 2019
SALES
Product	$218.6	72.0%	$289.7	75.9%	$(71.1)
Service	85.2	28.0%	92.1	24.1%	(6.9)
Total sales	303.8	100.0%	381.8	100.0%	(78.0)
COST OF SALES
Product	98.9	32.5%	133.2	34.9%	(34.4)
Service	45.1	14.8%	50.4	13.2%	(5.3)
Total cost of sales	143.9	47.4%	183.6	48.1%	(39.7)
GROSS PROFIT	159.8	52.6%	198.1	51.9%	(38.3)
OPERATING EXPENSES
Selling, general and administrative	131.8	43.4%	177.4	46.5%	(45.6)
Research and development	42.9	14.1%	44.2	11.6%	(1.3)
Restructuring costs	15.8	5.2%	—	—%	15.8
Impairment loss	—	—%	35.2	9.2%	(35.2)
Total operating expenses	190.5	62.7%	256.8	67.3%	(66.3)
LOSS FROM OPERATIONS	(30.7)	(10.1)%	(58.7)	(15.4)%	28.0
Other expense	0.1	—%	2.4	0.6%	(2.3)
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(30.8)	(10.1)%	(61.0)	(16.0)%	30.2
INCOME TAX (BENEFIT) EXPENSE	(31.4)	(10.3)%	1.1	0.3%	(32.5)
NET INCOME (LOSS)	$0.6	0.2%	$(62.1)	(16.3)%	$62.7
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
Gross profit. Gross profit decreased by $38.3 million, or 19.3%, to $159.8 million for the year ended December 31, 2020 from $198.1 million for the year ended December 31, 2019. Gross margin increased to 52.6% for the year ended December 31, 2020 from 51.9% in the prior year period. Gross margin from product revenue increased by 0.8 percentage points to 54.8% for the year ended December 31, 2020 from 54.0% in the prior year period. This increase in gross margin from product revenue was primarily due to 2019 including a $12.8 million increase in our reserve for excess and obsolete inventory recorded in connection with our strategic decisions to simplify our hardware and software product portfolio and cease selling certain products. Gross margin from service revenue increased by 1.8 percentage points to 47.1% for the year ended December 31, 2020 from 45.3% for the prior year period, primarily due to a reduction in departmental costs as a result of the Restructuring Plan.

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

Liquidity and Capital Resources
Cash and cash equivalents decreased by $63.6 million to $122.0 million at December 31, 2021 from $185.6 million at December 31, 2020. The decrease was primarily driven by net cash used in operating and investing activities. Cash used in operating activities was $13.5 million during the year ended December 31, 2021 compared to $21.4 million of cash provided by operating activities during the year ended December 31, 2020. The change was due to changes in working capital accounts, primarily an increase in net accounts receivable from higher sales, a decrease in accounts payable and accrued liabilities driven by the $12.3 million settlement of liability related to the GSA matter, as well as an increase in raw material inventories in preparation for our phased transition to our third party contract manufacturer, Sanmina.
Cash used in investing activities during the year ended December 31, 2021 was $45.7 million compared with cash flows provided by investing activities of $13.9 million during the year ended December 31, 2020. The change was primarily due to $33.8 million used in the acquisition of Holobuilder during the year ended December 31, 2021, as compared to the maturity of U.S. Treasury Bills amounting to $25.0 million during the year ended December 31, 2020 without such activity during the year ended December 31, 2021.
Cash flows provided by financing activities during the year ended December 31, 2021 was $1.6 million compared with $11.1 million during the year ended December 31, 2020. The change was primarily due to less proceeds from fewer exercises of stock options during the year ended December 31, 2021 as compared to during the year ended December 31, 2020 .

Of our cash and cash equivalents, $95.2 million was held by foreign subsidiaries as of December 31, 2021. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2021, 2020 and 2019 under this program. As of December 31, 2021, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Inflation
Inflation did not have a material impact on our results of operations in recent years. However, we are closely monitoring the current economic climate and its continued impact on our business to adequately respond to price changes which may impact our profitability. In the second half of 2021, we observed raw material cost increases specifically amongst various electronic components we use in our products, and we expect to see the continued pressure on material cost through 2022 to impact our global businesses, worldwide. We have also observed salary pressures on existing and new headcount.
Critical Accounting Policies
The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management that there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.
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
Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts that typically range from one year to three years. Hardware service contract revenues are recognized on a straight-line basis over the term of the contract. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of licensed software only is recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenue from sales of subscription based software are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes.
Reserve for Excess and Obsolete Inventory
Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the first-in first-out cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.
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
Each period, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the quantitative goodwill impairment test. We perform the quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we impair goodwill for the excess amount of the reporting unit compared to its fair value, not to be reduced below zero. Management concluded there was no goodwill impairment for the years ended December 31, 2021 and 2020. However, during 2019 as a result of this test and under our historical reporting unit structure, the estimated fair value of each of the Photonics reporting unit, which included goodwill recognized with the Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”) acquisitions, and the 3D Design reporting unit, which included goodwill recognized with the acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), were determined to be significantly less than the carrying value of such reporting unit, indicating a full impairment. This impairment was driven primarily by historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based generally on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which include consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Critical estimates are also made in valuing contingent considerations, which represent arrangements to pay former owners based on the satisfaction of performance criteria. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Stock-Based Compensation
We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock awards, restricted stock units and market-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is determined by using the Black-Scholes option valuation model. The fair value of restricted stock units and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant. We elect to account for forfeitures related to the service condition-based awards as they occur.
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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree's financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08 we recorded the deferred revenue associated with the acquisition of Holobuilder at its book value of approximately $4.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2021, 62% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies. At December 31, 2021, 46% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021, 2020 or 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2022 expressed an unqualified opinion.

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

Reserve for excess and obsolete inventory
As described further in Note 1 to the financial statements, the reserve for excess and obsolete inventory is established utilizing the Company’s past sales history and future sales forecasts. Inventory is considered to be potentially obsolete if the product has been withdrawn from the market or the product had no sales for the past 12 months and the product has no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected usage. The resulting excess and obsolete items are then reviewed to determine if a substitute usage exists, and items without an identified current or future usage are reserved in an amount equal to 100% of the first-in first-out cost of the inventory. We identified the reserve for excess and obsolete inventory as a critical audit matter.

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

Our audit procedures related to the reserve for excess and obsolete inventory included the following, among others:
•We evaluated the design and tested the operating effectiveness of key controls relating to the excess and obsolete reserve.
•We tested the calculation of current inventories within the excess and obsolete reserve by recalculating the analysis of the previous 12 months' usage and evaluating the reasonableness of forecasted sales.
•We tested the significant assumptions made by management for not reserving potentially excess and obsolete inventory. As part of our procedures, we obtained and inspected corroborating information to support the expected future usage, which included evidence such as forecasts of future sales, evaluation of product repair rates, outstanding products in the field, as well as need for replacement parts. We also inquired if any outstanding purchase orders from customers, or any other relevant evidence was available to corroborate management’s assertions, as applicable.

Income taxes
As described further in Note 11 to the financial statements, the Company is a multinational corporation that is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s effective tax rate is directly impacted by the application of complex tax laws and regulations, which are highly dependent upon the geographic mix of worldwide earnings or losses, the tax regulations in each country or geographic region, and the availability of tax credit and loss carryforwards. In addition, the realization of the Company’s U.S. based deferred tax assets is based on the weight of positive and negative evidence of recoverability, which includes projections of future taxable income, reversals of deferred tax liabilities, and tax planning strategies. We identified the completeness of the Company’s foreign deferred tax assets and liabilities and the valuation, net of the Company’s U.S. deferred tax assets as critical audit matters.

The principal consideration for our determination that the completeness of the foreign deferred tax assets and liabilities and valuation, net of the Company’s U.S. based deferred tax assets were critical audit matters was due to the multinational presence of the Company in numerous foreign jurisdictions, with varying complex tax laws and regulations. These rules may be subject to interpretation depending on the jurisdiction and may involve significant management judgment. In addition, there is a high risk of estimation uncertainty due to significant management judgment related to recording a valuation allowance against the U.S. deferred tax assets, which may be based on various forms of positive and negative evidence as well as prospective financial information. The audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Our audit procedures related to the completeness of foreign deferred tax assets and liabilities and the valuation allowance for the U.S. deferred tax assets included the following, amongst others:

•We evaluated the design and tested the operating effectiveness of the key controls relating to the foreign deferred tax assets and liabilities calculations. We also evaluated the design and tested the operating effectiveness of key controls related to the development of future earnings and assumptions around the timing of reversals of existing taxable temporary differences within the U.S. jurisdiction. We also tested management’s controls around the review of the completeness and accuracy of the qualitative and quantitative valuation allowance analysis.
•We involved tax specialists to assess significant foreign deferred tax assets and liabilities and perform procedures over foreign deferred tax assets and liabilities calculations for completeness and accuracy.
•We involved tax specialists to test the Company’s assumptions regarding its geographic mix of worldwide earnings or losses.
•We tested the Company’s analysis of recoverability of its U.S. based deferred tax assets, including the assessment of the weight of the positive and negative evidence evaluated by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Orlando, Florida
February 16, 2022

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$121,989	$185,633
Accounts receivable, net	78,523	64,616
Inventories, net	53,145	47,391
Prepaid expenses and other current assets	19,793	26,295
Total current assets	273,450	323,935
Non-current assets:
Property, plant and equipment, net	22,194	23,091
Operating lease right-of-use asset	22,543	26,107
Goodwill	82,096	57,541
Intangible assets, net	25,616	13,301
Service and sales demonstration inventory, net	30,554	31,831
Deferred income tax assets, net	21,277	47,450
Other long-term assets	2,010	2,336
Total assets	$479,740	$525,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,199	$14,121
Accrued liabilities	28,208	42,593
Income taxes payable	4,499	3,442
Current portion of unearned service revenues	40,838	39,149
Customer deposits	5,399	2,807
Lease liability	5,738	5,835
Total current liabilities	98,881	107,947
Unearned service revenues - less current portion	22,350	21,757
Lease liability - less current portion	18,648	22,131
Deferred income tax liabilities	1,058	787
Income taxes payable - less current portion	11,297	11,583
Other long-term liabilities	1,047	1,084
Total liabilities	153,281	165,289
Commitments and contingencies - See Note 12
Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $0.001, 50,000,000 shares authorized; 19,588,003 and 19,384,350 issued; 18,205,636 and 17,990,707 outstanding, respectively	20	19
Additional paid-in capital	301,061	287,979
Retained earnings	73,544	113,508
Accumulated other comprehensive loss	(17,374)	(10,160)
Common stock in treasury, at cost - 1,382,367 and 1,393,643 shares held, respectively	(30,792)	(31,043)
Total shareholders’ equity	326,459	360,303
Total liabilities and shareholders’ equity	$479,740	$525,592
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
SALES
Product	$251,103	$218,587	$289,679
Service	86,711	85,181	92,086
Total sales	337,814	303,768	381,765
COST OF SALES
Product	109,024	98,864	133,246
Service	44,863	45,057	50,387
Total cost of sales	153,887	143,921	183,633
GROSS PROFIT	183,927	159,847	198,132
OPERATING EXPENSES
Selling, general and administrative	136,234	131,827	177,378
Research and development	48,761	42,896	44,175
Restructuring costs	7,368	15,806	—
Impairment loss	—	—	35,213
Total operating expenses	192,363	190,529	256,766
LOSS FROM OPERATIONS	(8,436)	(30,682)	(58,634)
OTHER EXPENSE (INCOME)
Interest income	—	(340)	(714)
Other expense, net	70	431	2,313
Interest expense	55	—	781
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(8,561)	(30,773)	(61,014)
INCOME TAX EXPENSE (BENEFIT)	31,403	(31,402)	1,133
NET (LOSS) INCOME	$(39,964)	$629	$(62,147)
NET (LOSS) INCOME PER SHARE - BASIC	$(2.20)	$0.04	$(3.58)
NET (LOSS) INCOME PER SHARE - DILUTED	$(2.20)	$0.04	$(3.58)
Weighted average shares - Basic	18,187,946	17,769,958	17,383,415
Weighted average shares - Diluted	18,187,946	17,926,324	17,383,415
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2021	2020	2019
Net (loss) income	$(39,964)	$629	$(62,147)
Currency translation adjustments, net of income tax	(7,214)	7,239	1,084
Comprehensive (loss) income	$(47,178)	$7,868	$(61,063)
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

					Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2019	17,253,011	$19	$251,329	$175,353	$(18,483)	$(31,609)	$376,609
Net loss				(62,147)			(62,147)
Currency translation adjustment, net of income tax					1,084		1,084
Stock-based compensation			11,071				11,071
Common stock issued, net of shares withheld for employee taxes	323,607		5,468			234	5,702
Cumulative effect of the adoption of ASU 2014-09				(327)			(327)
BALANCE DECEMBER 31, 2019	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net income				629			629
Currency translation adjustment, net of income tax					7,239		7,239
Stock-based compensation			8,314				8,314
Common stock issued, net of shares withheld for employee taxes	414,089		11,797			332	12,129
BALANCE DECEMBER 31, 2020	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(39,964)			(39,964)
Currency translation adjustment, net of income tax					(7,214)		(7,214)
Stock-based compensation			11,456				11,456
Common stock issued, net of shares withheld for employee taxes	214,929	1	1,626			251	1,878
BALANCE DECEMBER 31, 2021	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(39,964)	$629	$(62,147)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	13,396	14,239	18,516
Stock-based compensation	11,456	8,314	11,071
Provision for bad debts (net of recoveries)	176	440	2,090
Loss on disposal of assets	218	383	2,639
Provision for excess and obsolete inventory	2,297	1,349	16,886
Impairment of goodwill	—	—	21,233
Impairment of acquired intangibles	—	—	10,548
Impairment of loan to affiliate	—	—	549
Deferred income tax expense (benefit)	24,706	(28,444)	(6,304)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable, net	(15,577)	12,346	10,406
Inventories	(6,706)	10,343	(4,136)
Prepaid expenses and other assets	5,996	3,862	1,188
(Decrease) increase in:
Accounts payable and accrued liabilities	(13,260)	2,390	(2,518)
Income taxes payable	847	(3,357)	1,041
Customer deposits	2,627	(374)	(30)
Unearned service revenues	312	(726)	11,436
Net cash (used in) provided by operating activities	(13,476)	21,394	32,468
INVESTING ACTIVITIES:
Purchases of investments	—	—	(50,000)
Proceeds from sale of investments	—	25,000	50,000
Purchases of property and equipment	(7,035)	(4,774)	(6,675)
Cash paid for technology development, patents and licenses	(4,905)	(1,298)	(2,118)
Acquisition of business, net of cash received	(33,800)	(6,036)	—
Other	—	1,015	(549)
Net cash (used in) provided by investing activities	(45,740)	13,907	(9,342)
FINANCING ACTIVITIES:
Payments on capital leases	(296)	(338)	(358)
Payments of contingent consideration for acquisitions	—	(733)	(3,101)
Payments for taxes related to net share settlement of equity awards	(4,002)	(2,602)	(2,199)
Proceeds from issuance of stock related to stock option exercises	5,880	14,731	7,901
Net cash provided by financing activities	1,582	11,058	2,243
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,010)	5,640	(518)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,644)	51,999	24,851
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	185,633	133,634	108,783
CASH AND CASH EQUIVALENTS, END OF YEAR	$121,989	$185,633	$133,634
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(in thousands, except share and per share data or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser scanner based technology to lower accuracy, photogrammetry based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. We had deposits with foreign banks totaling $95.2 million and $119.2 million as of December 31, 2021 and 2020, respectively.
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
Service inventory is typically used to provide a temporary replacement product to a customer covered by a premium warranty when the customer’s unit requires service or repair and as training equipment. Service inventory is available for sale; however, management does not expect service inventory to be sold within 12 months and, as such, classifies this inventory as a long-term asset. Service inventory that we utilize for training or repairs which we deem as no longer available for sale is transferred to fixed assets at the lower of cost or net realizable value and depreciated over its remaining useful life, typically three years. See Note 5, “Inventories” for further information regarding inventories.
Reserve for Excess and Obsolete Inventory—Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting potentially obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.
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
Depreciation expense was $9.2 million, $10.8 million and $13.0 million in 2021, 2020 and 2019, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes. Balances of major classes of depreciable assets and total accumulated depreciation as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Property, plant and equipment:
Machinery and equipment	$87,028	$91,984
Furniture and fixtures	6,377	6,620
Leasehold improvements	22,931	21,414
Property, plant and equipment at cost	116,336	120,018
Less: accumulated depreciation and amortization	(94,142)	(96,927)
Property, plant and equipment, net	$22,194	$23,091

Business Combinations—We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based generally on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which include consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Critical estimates are also made in valuing contingent considerations, which represent arrangements to pay former owners based on the satisfaction of performance criteria. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
Management concluded there was no goodwill impairment for the year ended December 31, 2021, no goodwill impairment for the year ended December 31, 2020 and $21.2 million impairment loss for the year ended December 31, 2019. We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual quantitative test of goodwill during 2021 and 2020 as of December 31. We changed the timing of our annual test of goodwill during 2019 to align with our updated strategic plan and annual budgetary process. Accordingly, we performed our annual quantitative test for impairment of our recorded goodwill as of December 10, 2019. As a result of this test, the estimated fair value of each of the Photonics reporting unit, which included goodwill recognized with the Instrument Associates, LLC d/b/a Nutfield Technology (“Nutfield”), Laser Control Systems Limited (“Laser Control Systems”) and Lanmark Controls, Inc. (“Lanmark”) acquisitions, and the 3D Design reporting unit, which included goodwill recognized with the acquisition of Opto-Tech SRL and its subsidiary Open Technologies SRL (collectively, “Open Technologies”), were determined to be significantly less than the carrying value of such reporting unit, indicating a full impairment. This $21.2 million impairment loss was driven primarily by historical and projected financial performance lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan. See Note 6, “Goodwill” for further information regarding goodwill.
Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2021 and 2020, there were no indefinite-lived intangible assets.
Product technology and patents are recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the product technology and patents of 7 to 20 years.
Internally developed software exceeding one thousand dollars are capitalized and recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the internally developed software ranging between 1 to 5 years.

The remaining weighted-average amortization period for all our intangible assets is 9 years.
As a result of historical and projected financial performance being lower than our expectations and changes in our go-forward strategy in connection with our new strategic plan, the estimated fair value of acquired intangibles recognized with the Nutfield, Laser Control Systems, Lanmark and Open Technologies acquisitions were determined to be less than the net carrying value for such assets. We recognized an impairment charge related to such acquired intangibles of $10.5 million in 2019. We recognized no impairment charges related to intangibles in 2021 or 2020. See Note 7, “Intangible Assets” for further information regarding intangible assets.
Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products prior to the attainment of the related products’ technological feasibility are recorded as expenses in the period incurred. To date, the time incurred between the attainment of the related products' technological feasibility and general release to customers has been short. Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. Any costs related to preliminary project activities and post implementation activities of internal-use software are expensed as incurred. The amount of costs capitalized during 2021 relating to internally developed computer software to be sold as a service was $2.0 million and no costs were capitalized in 2020. No amounts were charged to expense during 2021, 2020 or 2019. These capitalized costs, which total $2.0 million as of December 31, 2021 and zero as of December 31, 2020 are primarily included in net intangible assets in our consolidated balance sheet.
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

Income Taxes—We account for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes. The objectives of accounting for income taxes under ASC Topic 740 are to recognize the amount of taxes payable or refundable for the current year and to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts and tax attribute carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the respective temporary differences or tax credit carryforwards are expected to be recovered or settled. We review our deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax assets and liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Management's evaluation begins with a jurisdictional review of cumulative gains or losses incurred over recent years. A significant piece of objective negative evidence exists when a jurisdiction has incurred cumulative losses over recent years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means.
We recognize tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. See Note 11, “Income Taxes” for further information regarding income taxes.

Earnings (Loss) Per Share (“EPS”)—Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and market-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 14, “(Loss) Earnings Per Share.”
Accounting for Stock-Based Compensation—We have two stock-based employee and director compensation plans, which are described more fully in Note 13, “Stock Compensation Plans.”
We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and market-based awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market condition is estimated, at the date of grant, using the Black-Scholes option-valuation model. The fair value of restricted stock unit awards and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group. The expected life of stock options is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. The fair value of restricted stock and restricted stock units, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant.
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
Concentration of Credit Risk—Financial instruments that expose us to concentrations of credit risk consist principally of operating demand deposit accounts. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and believe we are not exposed to any significant credit risk on our operating demand deposit accounts.
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

Impact of Recently Adopted Accounting Standards—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We adopted ASU 2016-13 effective as of January 1, 2020, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree's financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08 we recorded the deferred revenue associated with the acquisition of Holobuilder at its book value of approximately $4.0 million.

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$1,186	$21	$6
Cash paid for income taxes	$4,365	$3,409	$5,498
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	$2,226	$1,688	$3,044
Assumption of contingent consideration from acquisition	$—	$980	$—
Purchases of Property, plant, equipment and Intangibles accrued but not paid	$754	$—	$—

3.    REVENUES

The following tables present our revenues by sales type as presented in our consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands):

	Years ended December 31,
	2021	2020	2019
Product Sales
Products transferred to a customer at a point in time	$234,188	$205,849	$277,841
Products transferred to a customer over time	16,915	12,738	11,838
	$251,103	$218,587	$289,679

	Years ended December 31,
	2021	2020	2019
Service Sales
Service transferred to a customer at a point in time	$39,559	$36,732	$48,593
Service transferred to a customer over time	47,152	48,449	43,493
	$86,711	$85,181	$92,086

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands):

	Years ended December 31,
	2021	2020	2019
Total Sales to External Customers
Americas (1)	$140,633	$128,826	$165,756
EMEA (1)	104,350	91,390	122,279
APAC (1)	92,831	83,552	93,730
	$337,814	$303,768	$381,765

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of December 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2021. As of December 31, 2020, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $2.6 million and $1.5 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2020.

The unearned service revenue liabilities reported on our consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription based software and software maintenance. The current portion of unearned service revenues on our consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. The Unearned service revenues - less current portion on our consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. Customer deposits on our consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the year ended December 31, 2021, we recognized $34.4 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2020. During the year ended December 31, 2020, we recognized $35.2 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2019.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for December 31, 2021 and December 31, 2020 was approximately $0.2 million and $0.3 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added, sales and other taxes that we collect concurrently with revenue-producing activities.

4.    ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2021	2020	2019
Balance, beginning of year	$3,888	$3,449	$1,748
Provision (net of recovery)	176	440	2,090
Amounts written off, net of recoveries	(1,833)	(1)	(389)
Balance, end of year	$2,231	$3,888	$3,449

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

Inventories consist of the following:

	December 31, 2021	December 31, 2020
Raw materials	$34,617	$29,955
Finished goods	18,528	17,436
Inventories, net	$53,145	$47,391
Service and sales demonstration inventory, net	$30,554	$31,831

6.    GOODWILL
We had approximately $82.1 million and $57.5 million of goodwill as of December 31, 2021 and 2020, net of accumulated impairments of $35.2 million as of December 31, 2021 and 2020, respectively. Changes in these balances are shown below:

(in thousands)	December 31, 2021	December 31, 2020
Goodwill, beginning	$57,541	$49,704
Recognized goodwill	26,723	5,467
Foreign currency translation	(2,168)	2,370
Goodwill, ending	$82,096	$57,541

We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual qualitative test of goodwill during 2021 as of December 31, 2021, and recorded no impairment expense for the year ended December 31, 2021 and we performed an annual quantitative test of goodwill during 2020 as of December 31, 2020, and recorded no impairment expense for the year ended December 31, 2020.
We report as a single reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety.

7.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2021
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$20,944	$12,337	$8,607
Patents and trademarks	15,535	8,294	7,241
Customer relationships	9,892	4,811	5,081
Other	10,369	5,682	4,687
Total	$56,740	$31,124	$25,616

	As of December 31, 2020
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$14,625	$10,785	$3,840
Patents and trademarks	14,325	7,495	6,830
Customer relationships	6,541	4,002	2,539
Other	5,265	5,173	92
Total	$40,756	$27,455	$13,301

Amortization expense was $4.2 million, $3.4 million and $5.6 million in 2021, 2020 and 2019, respectively. The estimated amortization expense for each of the years 2022 through 2026 and thereafter is as follows:

Years ending December 31,	Amount
2022	$3,571
2023	3,175
2024	2,767
2025	2,642
2026	1,590
Thereafter	11,871
$25,616

8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2021	2020
Accrued compensation and benefits	$15,723	$17,457
Accrued restructuring costs	3,919	2,347
Accrued warranties	1,880	1,683
Professional and legal fees	2,053	1,810
Taxes other than income	3,674	5,013
General services administration contract contingent liability (see Note 12)	—	12,325
Other accrued liabilities	959	1,958
	$28,208	$42,593
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2021	2020	2019
Balance, beginning of year	$1,683	$2,090	$2,571
Provision for warranty expense	2,851	2,727	3,600
Fulfillment of warranty obligations	(2,654)	(3,134)	(4,081)
Balance, end of year	$1,880	$1,683	$2,090

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

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,028
Total	$—	$—	$1,028

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,056
Total	$—	$—	$1,056

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.1 million as of December 31, 2021. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Years ended December 31,
	2021	2020	2019
Foreign exchange transaction losses	$560	$1,680	$1,211
Present4D impairment	—	—	2,152
Contingent consideration fair value adjustment	—	—	(1,562)
Other	(490)	(1,249)	512
Total other expense, net	$70	$431	$2,313

11.    INCOME TAXES
Income (loss) before income tax (benefit) expense consists of the following:

	Years ended December 31,
	2021	2020	2019
Domestic	$(13,202)	$(33,991)	$(40,963)
Foreign	4,641	3,218	(20,051)
(Loss) Income before income taxes	$(8,561)	$(30,773)	$(61,014)

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$211	$(3,557)	$3,215
State	114	169	400
Foreign	6,372	(2,032)	3,809
Current income tax expense (benefit)	6,697	(5,420)	7,424
Deferred:
Federal	15,464	(2,886)	(7,630)
State	6,418	(2,937)	(1,667)
Foreign	2,824	(20,159)	3,006
Deferred income tax expense (benefit)	24,706	(25,982)	(6,291)
Income tax expense (benefit)	$31,403	$(31,402)	$1,133
During fiscal year 2020, we completed intra-entity transfers of certain intellectual property rights (“IP Rights”) which resulted in the Company establishing deferred tax assets and related tax benefits of $19.2 million, based on fair value of the IP rights transferred in December 2020. The determination of the fair value involves significant judgment on future revenue growth, operating profit and discount rates. Unforeseen events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax expense (benefit) are summarized below:

	Years ended December 31,
	2021	2020	2019
Tax expense at statutory rate	$(1,798)	$(6,462)	$(12,812)
State income taxes, net of federal benefit	106	(1,400)	(1,564)
Foreign tax rate difference	303	1,999	(1,954)
Change in valuation allowance	26,475	(3,736)	8,485
Impact of intra-entity IP transfers	231	(19,227)	—
Prepaid tax on intercompany profit	3,390	—	—
Impact of permanent differences of non-deductible cost	1,658	(602)	1,550
Withholding/other foreign taxes	838	—	—
Research and development credit	(737)	(662)	(753)
Global intangible low-taxed income (“GILTI”)	763	—	1,795
Foreign currency gain/loss	594	—	—
Provision to return adjustments & deferred adjustments	313	(572)	356
Change in enacted tax rates	(306)	(1,138)	359
Equity based compensation	(245)	(42)	(25)
Uncertain tax positions	(185)	—	—
Intangible & goodwill impairment	—	—	4,999
Other	3	440	697
Income tax expense (benefit)	$31,403	$(31,402)	$1,133

The components of our net deferred income tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Net deferred income tax asset - Non-current
Warranty cost	$305	$310
Inventory reserve	2,287	5,234
Unearned service revenue	9,913	11,607
Employee stock options	3,282	3,271
Tax credits	3,688	2,828
Loss carryforwards	18,487	8,530
Depreciation	1,295	1,419
Other, net	1,402	735
Intangibles & goodwill	14,400	19,295
Lease liability	4,749	6,986
Total deferred tax assets	59,808	60,215
Valuation allowance	(35,148)	(6,916)
Total deferred tax assets net of valuation allowance	24,660	53,299
Net deferred income tax liability - Non-current
Operating lease right-of-use asset	(4,441)	(6,636)
Total deferred tax liabilities	(4,441)	(6,636)
Net deferred tax assets	$20,219	$46,663

Our domestic entities had a net deferred tax liability in the amount of $0.4 million, and a deferred tax asset of $21.4 million as of December 31, 2021 and December 31, 2020, respectively. Our foreign entities had net deferred tax assets in the amount of $20.6 million and $25.3 million as of December 31, 2021, and December 31, 2020, respectively. At December 31, 2021 we had U.S. federal and state net operating loss carryforwards of $34.4 million and $67.6 million, respectively. $31.0 million of our federal net operating losses carryforward indefinitely while a portion of our federal and state net operating loss carryforwards will begin to expire in 2035 and 2029, respectively. We also had federal and state R&D credit carryforwards of $3.2 million and $0.4 million, respectively. The federal credits will begin to expire in 2039 and our state credits carryforward indefinitely. Foreign net operating losses are $40.5 million, the majority of which can be carried forward indefinitely.

At December 31, 2021, our foreign subsidiaries had deferred tax assets primarily relating to Intangibles of $17.3 million and net operating losses of $7.8 million, the majority of which can be carried forward indefinitely. At December 31, 2020, our foreign subsidiaries had deferred tax assets primarily relating to Intangibles of $19.4 million and net operating losses of $7.1 million, the majority of which can be carried forward indefinitely.

The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Management's evaluation begins with a jurisdictional review of cumulative gains or losses incurred over recent years. A significant piece of objective negative evidence exists when a jurisdiction has incurred cumulative losses over recent years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. We have valuation allowances of $35.1 million and $6.9 million for the years December 31, 2021 and 2020, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2021, 2020 and 2019 was a $26.5 million increase, $3.7 million decrease and $8.5 million increase, respectively. The increase in the valuation allowance for the year ended December 31, 2021 primarily relates to recording valuation allowance against our net U.S. and Singapore deferred tax assets.

On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and GILTI tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. At December 31, 2021, we have not provided for approximately $0.9 million of withholding tax on foreign earnings and profits in certain jurisdictions that we intend to invest these earnings indefinitely.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2021, 2020 and 2019, our unrecognized tax benefits totaled $1.7 million, $1.9 million and $1.9 million, respectively, which are included in Income taxes payable and offsetting an associated deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2021	2020	2019
Balance at January 1	$1,873	$1,924	$324
Additions based on tax positions related to the current year	53	273	314
Additions for tax positions of prior years	—	—	1,675
Lapse of statute of limitations	(262)	(324)	(389)
Balance at December 31	$1,664	$1,873	$1,924

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2021.

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2018-2021	N/A
United States - various states	2017-2021	N/A
Germany	2013-2021	2013-2014
Switzerland	2019-2021	N/A
Singapore	2017-2021	N/A

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. state level and are subject to a three to four year statute of limitations, depending on the state.

12.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2021, we had approximately $40.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of December 31, 2021, we also had $6.6 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

U.S. Government Contracting Matter — We have sold our products and related services to the U.S. Government (the “Government”) under General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) since 2002. Each GSA Contract is subject to extensive legal and regulatory requirements and includes, among other provisions, a price reduction clause (the “Price Reduction Clause”), which generally requires us to reduce the prices billed to the Government under the GSA Contracts to correspond to the lowest prices billed to certain benchmark customers.
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

13.    STOCK COMPENSATION PLANS
We have two compensation plan that provides for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 2009 Equity Incentive Plan (“2009 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan”) provide for granting options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors.
We were authorized to grant awards for up to 1,781,546 shares of common stock under the 2009 Plan, as well as any shares underlying awards outstanding under our 2004 Equity Incentive Plan (the “2004 Plan”) as of the effective date of the 2009 Plan that thereafter terminated or expired unexercised or were canceled, forfeited or lapsed for any reason. There were no options outstanding under the 2009 Plan at December 31, 2021.
In May 2014, our shareholders approved the 2014 Plan authorizing us to grant awards for up to 1,974,543 shares of common stock, as well as any shares underlying awards outstanding under the 2004 Plan and 2009 Plan as of the effective date of the 2014 Plan that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. In May 2018, our shareholders approved an amendment to the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by 1,000,000 shares. A maximum of 2,974,543 shares are available for issuance under the 2014 Plan, as amended, plus the number of shares (not to exceed 891,960) underlying awards outstanding under the 2004 Plan and the 2009 Plan as of May 29, 2014 that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason. There were 44,524 options outstanding at December 31, 2021 under the 2014 Plan at exercise prices between $33.05 and $61.30. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period.
Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares equal to $175,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors and our independent Chairman of the Board vest on the day prior to the following year’s annual meeting date, subject to a non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock grants on a straight-line basis over the vesting term. Our non-employee directors also may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2014 Plan and the 2018 Non-Employee Director Deferred Compensation Plan. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service.

Annually, upon approval by our Compensation Committee, we grant stock-based awards, which historically have been in the form of stock options and/or restricted stock units, to certain employees. We also grant stock-based awards, which historically have been in the form of stock options and/or restricted stock units, to certain new employees throughout the year. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units without a market condition, (b) the Monte Carlo Simulation valuation model in the case of market-based restricted stock units with a market condition, or (c) the Black-Scholes option valuation model in the case of stock options.
For the stock-based awards granted in 2021 and 2020, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The market-based restricted stock unit awards vest at the end of the 3-year performance period if the applicable market-based measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The market-based restricted stock units granted in 2021 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these market-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the market-based restricted stock units that were granted during 2021 and 2020 valued using the Monte Carlo Simulation valuation model was $145.67 and $80.38, respectively. For market-based restricted stock units granted during 2021 and 2020 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Year ended December 31
	2021	2020
Risk-free interest rate	0.2%	1.2%
Expected dividend yield	—%	—%
Term	3 years	3 years
Expected volatility	45.0%	40.0%
Weighted-average expected volatility	45.0%	40.0%

Historical information was the primary basis for the selection of the expected dividend yield and expected volatility. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the term of the award being valued.
A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2021
Outstanding at January 1, 2021	155,048	$56.53
Granted	—	—
Forfeited	(6,701)	58.08
Exercised	(103,823)	56.61
Outstanding at December 31, 2021	44,524	$56.11	1.5	$667
Options exercisable at December 31, 2021	44,524	$56.11	0.2	$667
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $3.0 million, $4.2 million and $3.4 million, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $0.2 million, $0.8 million and $5.1 million, respectively.

The following table summarizes the restricted stock and restricted stock unit activity and weighted-average grant date fair values for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	377,447	$60.92
Granted	168,573	100.66
Forfeited	(36,288)	80.07
Vested	(159,153)	57.73
Non-vested at December 31, 2021	350,579	$79.11
We recorded total stock-based compensation expense associated with our stock incentive plans of $11.5 million, $8.3 million and $11.1 million in 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $16.1 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted-average period of 1.83.
The following table summarizes total stock-based compensation expense for each of the line items on our consolidated statement of operations:

	Years ended December 31,
	2021	2020	2019
Cost of Sales
Product	$566	$356	$628
Service	69	346	373
Total cost of sales	$635	$702	$1,001
Operating Expenses
Selling, general and administrative	$8,985	$6,327	$8,786
Research and development	1,836	1,285	1,282
Total operating expenses	$10,821	$7,612	$10,068

14.    (LOSS) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and market-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Market-based awards are included in the computation of (diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
	2021			2020		2019
	Shares		Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings per share	18,187,946		$(2.20)	17,769,958	$0.04	17,383,415	$(3.58)
Effect of dilutive securities	—		—	156,366	—	—	—
Diluted earnings per share	18,187,946	—	$(2.20)	17,926,324	$0.04	17,383,415	$(3.58)
Securities excluded from the determination of weighted average shares for the calculation of diluted earnings per share, as they were potentially antidilutive	395,387			—		886,274

15.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2021, 2020 and 2019 aggregated to $1.8 million, $1.8 million, and $2.2 million, respectively.

16.    GEOGRAPHIC INFORMATION
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

Total sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2021	2020	2019
Total sales to external customers
United States and Canada	$127,661	$119,769	$151,646
Americas-Other	12,973	9,057	14,110
Germany	48,772	46,166	52,083
Europe-Other	55,577	45,224	70,196
Japan	25,997	4,998	33,361
China	40,808	31,748	32,934
Asia-Other	26,026	46,806	27,435
	$337,814	$303,768	$381,765
Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2021	2020	2019
Long-Lived Assets
United States	$82,845	$42,729	$45,225
Americas-Other	9,794	10,415	10,889
Germany	24,415	26,671	26,295
Europe-Other	10,063	10,966	4,984
Japan	1,039	1,192	1,423
Asia-Other	1,750	1,960	2,313
	$129,906	$93,933	$91,129

17.    LEASES
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
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) asset, Lease liability, and Lease liability - less current portion in our consolidated balance sheets. Finance leases are included in Property and equipment, net, Lease liability, and Lease liability - less current portion in our consolidated balance sheets.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.

The components of lease expense were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$7,805	$8,506

Finance lease cost:
Amortization of ROU assets	$295	$307
Interest on lease liabilities	$20	$29
Total finance lease cost	$315	$336

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the year ended December 31, 2021 and December 31, 2020 was $0.1 million and $0.1 million respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use asset	$22,543	$26,107

Current operating lease liability	$5,601	$5,557
Operating lease liability - less current portion	18,538	21,985
Total operating lease liability	$24,139	$27,542

Finance leases:
Property and equipment, at cost	$1,380	$1,813
Accumulated depreciation	(1,222)	(1,415)
Property and equipment, net	$158	$398

Current finance lease liability	$137	$278
Finance lease liability - less current portion	110	146
Total finance lease liability	$247	$424

Weighted Average Remaining Lease Term (in years):
Operating leases	5.69	6.55
Finance leases	2.12	1.93

Weighted Average Discount Rate:
Operating leases	5.67%	5.66%
Finance leases	5.02%	5.07%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,860	$8,272
Operating cash flows from finance leases	$20	$29
Financing cash flows from finance leases	$296	$309

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,210	$13,611

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2022	$6,795	$146
2023	5,664	68
2024	4,628	40
2025	3,219	5
2026	2,305	1
Thereafter	5,794	—
Total lease payments	$28,405	$260
Less imputed interest	(4,266)	(13)
Total	$24,139	$247

18.    BUSINESS COMBINATIONS
On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $33.8 million paid, net of cash acquired and paid with cash on hand. We believe this acquisition enables the Company to provide reality-capture photo documentation and added remote access capability for industries such as construction management which further expand the Company's Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of December 31, 2021.
The acquisition of Holobuilder constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition with the exception of deferred revenue which is recorded at book value. The purchase price allocations below represent our preliminary determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (Final)
Tangible assets acquired:
Accounts receivable	$375
Property, plant and equipment, net	46
Other assets	7
Total assets acquired	428

Liabilities assumed:
Accounts payable and accrued liabilities	(55)
Deferred revenue	(3,966)
Total liabilities assumed	(4021)

Intangible assets	10,670
Net assets acquired	7,077
—
Goodwill	26,723
Purchase price paid, net of cash acquired	$33,800

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. To date, we have incurred $0.5 million in acquisition or integration costs for the Holobuilder acquisition. Pro forma financial results for Holobuilder has not been presented because the effect of this transaction was not material to our consolidated financial results.

Following are the details of the purchase price allocated to the intangible assets acquired for the Holobuilder acquisition:

	Amount	Weighted Average Life (Years)
Brand	$370	3
Technology	6,800	5
Customer relationships	3,500	12
Fair value of intangible assets acquired	$10,670	7

19.    RESTRUCTURING
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
These activities are expected to be substantially completed by the second quarter of 2022. Pre-tax charges of approximately $49 million were recorded in the fourth quarter of 2019 in connection with the implementation of our new strategic plan and included the following:
•$21.2 million impairment of goodwill;
•$12.8 million charge, increasing our reserve for excess and obsolete inventory;
•$10.5 million impairment of intangible assets associated with recent acquisitions;
•$1.4 million impairment of intangible assets related to capitalized patents; and
•$3.4 million impairment of other assets and other charges.
In connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $15.8 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, professional fees and other related charges and costs including a non-cash expense of $0.4 million related to the disposal of our Photonics business and 3D Design related assets. We paid approximately $13.1 million during the year ended December 31, 2020 primarily consisting of severance and related benefits, and had $2.3 million in accrual for future cash payments. We received $0.7 million in cash payments for the disposal of our Photonics business and 3D Design related assets in the second quarter of 2020. We have continued to make significant progress in executing the Restructuring Plan during 2021. We recorded a pre-tax charge of approximately $7.4 million and paid $5.8 million during the year ended December 31, 2021 primarily consisting of severance and related benefits, professional fees and other related charges and costs.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. The Company expects to pay approximately $4 million in fiscal year 2022, primarily consisting of severance and related benefits.
We continue to evaluate our key initiatives and execution of the Restructuring Plan, and expect to incur additional pre-tax charges in the range of $6 million to $10 million through the end of fiscal year 2022. Activity related to the accrued restructuring charge and cash payments during the year ended December 31, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2020	$1,481	$866	$2,347
Additions charged to expense	5,197	2,171	7,368
Cash payments	(3,236)	(2,560)	(5,796)
Balance at December 31, 2021	$3,442	$477	$3,919

Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,107	3,349	15,456
Cash payments	(10,626)	(2,483)	(13,109)
Balance at December 31, 2020	$1,481	$866	$2,347

20.    QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

Quarter ended	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Sales	$76,331	$82,110	$79,169	$100,204
Gross profit	40,407	45,482	42,331	55,707
Net (loss) income (1)	(3,221)	(1,176)	(3,855)	(31,712)
Net (loss) income per share:
Basic	$(0.18)	$(0.06)	$(0.21)	$(1.74)
Diluted	$(0.18)	$(0.06)	$(0.21)	$(1.74)
(1)During 2021, in connection with the Restructuring Plan, we recorded a pre-tax charge of approximately $1.5 million during the first quarter 2021, $0.8 million during the second quarter, $1.4 million during the third quarter and $3.7 million during the fourth quarter primarily consisting of severance and related benefits, professional fees and other related charges.

Quarter ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Sales (1)	$79,515	$60,564	$70,736	$92,953
Gross profit (2)	43,873	28,896	36,298	50,780
Net income (loss)	(14,823)	(8,932)	(3,024)	27,408
Net income (loss) per share:
Basic	$(0.84)	$(0.50)	$(0.17)	$1.53
Diluted	$(0.84)	$(0.50)	$(0.17)	$1.52
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Holobuilder, Inc. and its subsidiary, Bitstars GmbH (collectively, “Holobuilder”), which we acquired in 2021. At December 31, 2021 and for the period from acquisition through December 31, 2021, total assets and sales subject to Holobuilder's internal control over financial reporting represented less than one percent of our consolidated total assets and total sales, respectively, as of and for the year ended December 31, 2021. Based on our assessment under the framework in the 2013 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which appears below.
FARO Technologies, Inc.
Lake Mary, Florida
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Holobuilder, Inc., a wholly-owned subsidiary, whose financial statements' total assets and sales represented less than 1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Holobuilder, Inc. was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Holobuilder, Inc.

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
/s/ GRANT THORNTON LLP
Orlando, Florida
February 16, 2022

ITEM 9B. OTHER INFORMATION
On and effective February 15, 2022, the Company’s Board of Directors, upon the recommendation of the Nominating, Governance and Sustainability Committee of the Board, approved and adopted an amendment (the “Florida Forum Provision”) to the Company’s bylaws to provide that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim or breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Florida Business Corporation Act or the Company’s articles of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine, will be a state court located within Seminole County in the State of Florida (or, if no such state court within Seminole County has jurisdiction, another state court located within the State of Florida, or if no such other state court located within the State of Florida has jurisdiction, the federal district court for the Middle District of Florida). In addition, the Florida Forum Provision provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Florida Forum Provision; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The foregoing summary of the Florida Forum Provision is qualified in its entirety by reference to the full text of the Company’s bylaws, as amended and restated and filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers is incorporated herein by reference to the information under the headings “Election of Directors” and “Executive Officers” contained in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference to the information contained in the Proxy Statement under the headings “Executive Compensation” and “2021 Director Compensation.”
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
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
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

10.44
Settlement Agreement between General Services Administration and FARO Technologies, Inc. executed February 25, 2021 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 17, 2021 and incorporated herein by reference)

10.45
Transition and Separation Agreement by and Between FARO Technologies, Inc. and Katrona Tyrrell dated June 28, 2021 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 2, 2021 and incorporated herein by reference)

10.46	Summary of Director Compensation Program (Effective July 1, 2021)

10.47	Manufacturing Services Agreement by and Between FARO Technologies, Inc. and Sanmina corporation dated July 15, 2021

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Properties

101	The following information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)

*	Indicates management contracts or compensatory plans or arrangements
**	Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date:	February 16, 2022	By:	/s/ Allen Muhich
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

Signature	Title	Date

/s/ Michael Burger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2022
Michael Burger

/s/ Allen Muhich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2022
Allen Muhich

/s/ John Donofrio	Chairman of the Board and Director	February 16, 2022
John Donofrio

/s/ Lynn Brubaker	Director	February 16, 2022
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 16, 2022
Stephen R. Cole

/s/ Yuval Wasserman	Director	February 16, 2022
Yuval Wasserman

/s/ Jeroen van Rotterdam	Director	February 16, 2022
Jeroen van Rotterdam

/s/ Alex Davern	Director	February 16, 2022
Alex Davern

/s/ Moonhie Chin	Director	February 16, 2022
Moonhie Chin