Form 10-Q
period 2022-03-31
FARO TECHNOLOGIES INC
filed 2022-04-27
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No  ☒

There were 18,261,399 shares of the registrant’s common stock outstanding as of April 25, 2022.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$107,192	$121,989
Accounts receivable, net	76,745	78,523
Inventories, net	53,992	53,145
Prepaid expenses and other current assets	23,063	19,793
Total current assets	260,992	273,450
Non-current assets:
Property, plant and equipment, net	22,454	22,194
Operating lease right-of-use assets	21,141	22,543
Goodwill	81,507	82,096
Intangible assets, net	27,223	25,616
Service and sales demonstration inventory, net	31,894	30,554
Deferred income tax assets, net	20,713	21,277
Other long-term assets	1,979	2,010
Total assets	$467,903	$479,740
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,793	$14,199
Accrued liabilities	25,650	28,208
Income taxes payable	5,760	4,499
Current portion of unearned service revenues	40,286	40,838
Customer deposits	5,876	5,399
Lease liabilities	5,653	5,738
Total current liabilities	98,018	98,881
Unearned service revenues - less current portion	22,486	22,350
Lease liabilities - less current portion	17,288	18,648
Deferred income tax liabilities	1,041	1,058
Income taxes payable - less current portion	11,297	11,297
Other long-term liabilities	1,034	1,047
Total liabilities	151,164	153,281
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,637,028 and 19,588,003 issued, respectively; 18,260,677 and 18,205,636 outstanding, respectively	20	20
Additional paid-in capital	302,877	301,061
Retained earnings	63,857	73,544
Accumulated other comprehensive loss	(19,358)	(17,374)
Common stock in treasury, at cost - 1,376,351 and 1,382,367 shares held, respectively	(30,657)	(30,792)
Total shareholders’ equity	316,739	326,459
Total liabilities and shareholders’ equity	$467,903	$479,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2022	March 31, 2021
Sales
Product	$56,730	$54,635
Service	19,926	21,696
Total sales	76,656	76,331
Cost of Sales
Product	24,333	24,804
Service	11,297	11,120
Total cost of sales	35,630	35,924
Gross Profit	41,026	40,407
Operating Expenses
Selling, general and administrative	35,490	33,348
Research and development	12,128	11,973
Restructuring costs	600	1,524
Total operating expenses	48,218	46,845
Loss from operations	(7,192)	(6,438)
Other (income) expense
Interest expense, net	8	10
Other (income) expense, net	(13)	(1,615)
Loss before income tax benefit	(7,187)	(4,833)
Income tax expense (benefit)	2,500	(1,612)
Net loss	$(9,687)	$(3,221)
Net loss per share - Basic	$(0.53)	$(0.18)
Net loss per share - Diluted	$(0.53)	$(0.18)
Weighted average shares - Basic	18,240,299	18,076,410
Weighted average shares - Diluted	18,240,299	18,076,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net loss	$(9,687)	$(3,221)
Currency translation adjustments, net of income taxes	(1,984)	(10,174)
Comprehensive loss	$(11,671)	$(13,395)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Cash flows from:
Operating activities:
Net loss	$(9,687)	$(3,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,012	3,190
Stock-based compensation	2,867	2,094
Provisions for bad debts, net of recoveries	16	(89)
Loss on disposal of assets	112	20
Provision for excess and obsolete inventory	229	1,404
Deferred income tax expense (benefit)	66	(1,612)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	1,449	3,676
Inventories	(2,065)	(3,999)
Prepaid expenses and other current assets	(3,313)	(1,346)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(1,682)	(9,823)
Income taxes payable	1,261	(1,153)
Customer deposits	492	896
Unearned service revenues	206	(323)
Net cash used in operating activities	(7,037)	(10,286)
Investing activities:
Purchases of property and equipment	(2,442)	(1,547)
Cash paid for technology development, patents and licenses	(2,612)	(890)
Net cash used in investing activities	(5,054)	(2,437)
Financing activities:
Payments on finance leases	(58)	(86)
Payments for taxes related to net share settlement of equity awards	(916)	(3,336)
Proceeds from issuance of stock related to stock option exercises	—	5,118
Net cash (used in) provided by financing activities	(974)	1,696
Effect of exchange rate changes on cash and cash equivalents	(1,732)	(4,649)
Decrease in cash and cash equivalents	(14,797)	(15,676)
Cash and cash equivalents, beginning of period	121,989	185,633
Cash and cash equivalents, end of period	$107,192	$169,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	$20	$302,877	$63,857	$(19,358)	$(30,657)	$316,739

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss	—	—	—	(3,221)	—	—	(3,221)
Currency translation adjustment	—	—	—	—	(10,174)	—	(10,174)
Stock-based compensation	—	—	2,094	—	—	—	2,094
Common stock issued, net of shares withheld for employee taxes	163,457	—	1,530	—	—	251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783
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
During 2021, we saw a recovery in our revenue across our served industries. However, we continue to assess the ongoing impact of COVID-19 on our business results and we remain committed to taking actions to mitigate both the impact on the health and safety of our employees, as well as negative business effects resulting from demand disruption, material availability and potential production and shipment challenges, including, but not limited to, the following:
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
•Monitoring our liquidity, disciplined inventory management, and scrutinizing our capital expenditures while executing our strategic plan; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $107.2 million and no debt as of March 31, 2022. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022 or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accompanying December 31, 2021 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.
Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statement of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of Sales
Product	$160	$110
Service	39	(44)
Total cost of sales	$199	$66

Operating Expenses
Selling, general and administrative	$2,221	$1,682
Research and development	447	346
Total operating expenses	$2,668	$2,028

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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree's financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08 we recorded the deferred revenue associated with the acquisition of Holobuilder in 2021 at its book value of approximately $4.0 million.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands, unaudited):

	For the Three Months Ended March 31,
	2022	2021
Product sales
Product transferred to customers at a point in time	$51,480	$50,870
Product transferred to customers over time	5,250	3,765
	$56,730	$54,635

	For the Three Months Ended March 31,
	2022	2021
Service sales
Service transferred to customers at a point in time	$8,703	$9,997
Service transferred to customers over time	11,223	11,699
	$19,926	$21,696

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	For the Three Months Ended March 31,
	2022	2021
Total sales to external customers
Americas (1)	$36,677	$32,549
EMEA (1)	22,136	25,454
APAC (1)	17,843	18,328
	$76,656	$76,331

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2022. As of December 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2021.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription based software and software maintenance contract liabilities. The unearned service revenues - less current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three months ended March 31, 2022, we recognized $10.9 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2021. During the three months ended March 31, 2021, we recognized $11.9 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2020.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for March 31, 2022 and March 31, 2021 were both approximately $0.2 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.

NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2022	As of December 31, 2021
Accounts receivable	$78,992	$80,754
Allowance for credit losses	(2,247)	(2,231)
Total	$76,745	$78,523

Activity related to the allowance for credit losses was as follows:

Three Months Ended March 30, 2022
Beginning balance of the allowance for credit losses	$(2,231)
Current period provision for expected credit losses, net of recoveries	(16)
Charge-offs of amounts previously expensed	—
Ending balance of the allowance for credit losses	$(2,247)

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

Inventories consist of the following:

	As of March 31, 2022	As of December 31, 2021
Raw materials	$37,077	$34,617
Finished goods	16,915	18,528
Inventories, net	$53,992	$53,145

Service and sales demonstration inventory, net	$31,894	$30,554

NOTE 8 – LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and market-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2022, there were approximately 599,083 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended March 31, 2021, there were approximately 446,650 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted loss per share is presented below:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic loss per share	18,240,299	$(0.53)	18,076,410	$(0.18)
Effect of dilutive securities	—	—	—	—
Diluted loss per share	18,240,299	$(0.53)	18,076,410	$(0.18)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued compensation and benefits	$13,294	$15,723
Accrued restructuring costs	3,845	3,919
Accrued warranties	1,748	1,880
Professional and legal fees	2,688	2,053
Taxes other than income	2,797	3,674
Other accrued liabilities	1,278	959
	$25,650	$28,208

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Balance, beginning of period	$1,880	$1,683
Provision for warranty expense	618	620
Fulfillment of warranty obligations	(750)	(724)
Balance, end of period	$1,748	$1,579

NOTE 10 – FAIR VALUE MEASUREMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, customer deposits, accounts payable and accrued liabilities. The carrying amounts of such financial instruments approximate their fair value due to the short-term nature of these instruments.
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,008
Total	$—	$—	$1,008
	As of December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,028
Total	$—	$—	$1,028

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.1 million as of March 31, 2022. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. Additionally, all other activities under the Restructuring Plan are expected to be substantially completed by the end of the first half of 2022.
In connection with the Restructuring Plan, we paid $0.7 million during the three months ended March 31, 2022, primarily consisting of severance and related benefits. Since the approval of the Restructuring Plan, we have paid $19.6 million, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments during the three months ended March 31, 2022 and March 31, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	431	169	600
Cash payments	(458)	(216)	(674)
Balance at March 31, 2022	$3,415	$430	$3,845

Balance at December 31, 2020	$1,481	$866	$2,347
Additions charged to expense	1,043	481	1,524
Cash payments	(841)	(576)	(1,417)
Balance at March 31, 2021	$1,683	$771	$2,454

We continue to evaluate our key initiatives and execution of the Restructuring Plan, and expect to incur additional pre-tax charges in the range of $3 million to $5 million through the end of fiscal year 2022. The Company expects to make cash payments of approximately $6 million in the remainder of fiscal year 2022, consisting of severance and related benefits.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2022, we had approximately $37.6 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of March 31, 2022, we also had $7.3 million in long-term commitments for purchases to be delivered after 12 months.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney's fees and interest arising under or related to the GSA Matter. As of March 31, 2022, we no longer have any outstanding liability related to this matter.

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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$1,806	$1,970

Finance lease cost:
Amortization of ROU assets	48	84
Interest on lease liabilities	5	5
Total finance lease cost	$53	$89

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended March 31, 2022 and March 31, 2021 were both less than $0.1 million respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$21,141	$22,543

Current operating lease liabilities	$5,458	$5,601
Operating lease liabilities - less current portion	17,102	18,538
Total operating lease liabilities	$22,560	$24,139

Finance leases:
Property and equipment, at cost	$1,481	$1,380
Accumulated depreciation	(1,359)	(1,222)
Property and equipment, net	$122	$158

Current finance lease liabilities	$195	$137
Finance lease liabilities - less current portion	186	110
Total finance lease liabilities	$381	$247

Weighted Average Remaining Lease Term (in years):
Operating leases	5.52	5.69
Finance leases	2.04	2.12

Weighted Average Discount Rate:
Operating leases	5.69%	5.67%
Finance leases	5.35%	5.02%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,853	$1,873
Operating cash flows from finance leases	$5	$5
Financing cash flows from finance leases	$58	$86

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$567

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2022 (excluding the first 3 months)	$5,076	$165
2023	5,674	172
2024	4,594	59
2025	3,177	5
2026	2,264	1
Thereafter	5,650	—
Total lease payments	$26,435	$402
Less imputed interest	(3,875)	(21)
Total	$22,560	$381
NOTE 14 – INCOME TAXES
For the three months ended March 31, 2022, we recorded an income tax expense of $2.5 million compared with an income tax benefit of $1.6 million for the three months ended March 31, 2021. Our effective tax rate was 34.8% for the three months ended March 31, 2022 compared with 33.4% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•the effect of shipping disruptions caused by COVID-19 related lockdowns in China and its impact on our ability to deliver our products to customers;
•our inability to realize the intended benefits of reorganizing our business functions to improve the efficiency of our sales organization and to improve operational effectiveness;
•our inability to realize the intended benefits of our undertaking to transition to a subscription based business model to deliver new and existing software offerings on a cloud computing based platform, including but not limited to impairment charges of capitalized expenditures related to the development of Sphere, our cloud computing based platform, and our inability to realize the expected benefits;
•our inability to successfully execute our strategic plan and restructuring plan, including but not limited to additional impairment charges including existing leasehold improvements and/or higher than expected severance costs and exit costs, and our inability to realize the expected benefits of such plans;
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
•our inability to defend against a cyberattack or security breach of our systems may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data;
•our inability to adequately maintain effective internal controls over financial reporting;
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
•the loss of any of our executive officers or other key personnel which may include an inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements;
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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other SEC filings.
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021 or the three months ended March 31, 2022.
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products currently manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility is expected to be completed by the end of the second quarter of 2022 as part of our cost reduction initiative. Additionally, all other activities under the Restructuring Plan are expected to be substantially completed by the end of the first half of 2022.
We continue to evaluate our key initiatives and execution of the Restructuring Plan, and expect to incur additional pre-tax charges in the range of $3 million to $5 million through the end of fiscal year 2022. In connection with the Restructuring Plan, we paid $0.7 million during the three months ended March 31, 2022, primarily consisting of severance and related benefits. Since the approval of the Restructuring Plan, we have paid $19.6 million, primarily consisting of severance and related benefits. The Company expects to pay approximately $6 million in the remainder of fiscal year 2022, consisting of severance and related benefits.
Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access as well as ultimately, the ability for our customers to purchase, renew or manage all of their FARO software and hardware assets. FARO Sphere represents the first step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would be expected to lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We launched FARO Sphere to the market on April 12, 2022.

Revenue from our current software products was $10.3 million and $10.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription based software applications was $16.5 million and $15.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.5 million and $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Acquisition of Holobuilder
On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $33.8 million paid, net of cash acquired and was paid with cash on hand. We believe this acquisition enables the Company to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding the Company's Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended March 31, 2022.
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

	Three months ended March 31,
(dollars in thousands)	2022	% of Sales	2021	% of Sales
Sales
Product	$56,730	74.0%	$54,635	71.6%
Service	19,926	26.0%	21,696	28.4%
Total sales	76,656	100.0%	76,331	100.0%
Cost of Sales
Product	24,333	31.7%	24,804	32.5%
Service	11,297	14.7%	11,120	14.6%
Total cost of sales	35,630	46.5%	35,924	47.1%
Gross Profit	41,026	53.5%	40,407	52.9%
Operating Expenses
Selling, general and administrative	35,490	46.3%	33,348	43.7%
Research and development	12,128	15.8%	11,973	15.7%
Restructuring costs	600	0.8%	1,524	2.0%
Total operating expenses	48,218	62.9%	46,845	61.4%
Loss from operations	(7,192)	(9.4)%	(6,438)	(8.4)%
Other (income) expense
Interest expense, net	8	—%	10	—%
Other (income) expense, net	(13)	—%	(1,615)	(2.1)%
Loss before income tax benefit	(7,187)	(9.4)%	(4,833)	(6.3)%
Income tax expense (benefit)	2,500	3.3%	(1,612)	(2.1)%
Net loss	$(9,687)	(12.6)%	$(3,221)	(4.2)%

Consolidated Results
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Sales. Total sales increased by $0.4 million, or 0.4%, to $76.7 million for the three months ended March 31, 2022 from $76.3 million for the three months ended March 31, 2021. Total product sales increased by $2.1 million, or 3.8%, to $56.7 million for the three months ended March 31, 2022 from $54.6 million for the three months ended March 31, 2021. Product sales reflect continued recovery in global demand from the economic effect of the COVID-19 pandemic which adversely affected the prior year and acceptance of our new Quantum Max Arm products and was partially offset by temporary closures of third party shipping facilities in Shanghai due to COVID-19 delaying our shipments during the three months ended March 31, 2022. Service revenue decreased by $1.8 million, or 8.2%, to $19.9 million for the three months ended March 31, 2022 from $21.7 million for the three months ended March 31, 2021, primarily due to depressed product sales in prior periods driven by the COVID-19 pandemic resulting in a smaller serviceable product base. Foreign exchange rates had a negative impact on total sales of $2.2 million, or 2.9 percentage points, primarily due to the weakening of the Euro and the Yen relative to the U.S. dollar.
Gross profit. Gross profit increased by $0.6 million, or 1.5%, to $41.0 million for the three months ended March 31, 2022 from $40.4 million for the three months ended March 31, 2021, and gross margin increased to 53.5% for the three months ended March 31, 2022 from 52.9% for the three months ended March 31, 2021. Gross margin from product revenue increased by 2.5 percentage points to 57.1% for the three months ended March 31, 2022 from 54.6% for the prior year period primarily due to changes in product mix and was partially offset by unfavorable price variances in the current year due to global supply shortages. Gross margin from service revenue decreased by 5.4 percentage points to 43.3% for the three months ended March 31, 2022 from 48.7% for the prior year period, primarily due to the aforementioned decrease in service revenue with relatively consistent fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.2 million, or 6.4%, to $35.5 million for the three months ended March 31, 2022 from $33.3 million for the three months ended March 31, 2021. This increase was driven primarily by higher personnel costs resulting from headcount additions. Selling, general and administrative expenses as a percentage of sales increased to 46.3% for the three months ended March 31, 2022 from 43.7% for the three months ended March 31, 2021. Our worldwide period-ending selling, general and administrative headcount increased by 46, or 6.3%, to 773 at March 31, 2022, from 727 at March 31, 2021.
Research and development expenses. Research and development expenses increased by $0.1 million, or 1.3%, to $12.1 million for the three months ended March 31, 2022 from $12.0 million for the three months ended March 31, 2021. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales increased to 15.8% for the three months ended March 31, 2022 from 15.7% for the three months ended March 31, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $0.9 million to $0.6 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021 primarily consisting of additional severance and related benefits charges as part of our phased transition to our third party contract manufacturer, Sanmina.
Interest expense, net. We recorded net interest expense of less than $0.1 million for both the three months ended March 31, 2022 and three months ended March 31, 2021.
Other (income) expense, net. For the three months ended March 31, 2022, other income was less than $0.1 million compared with other income of $1.6 million for the three months ended March 31, 2021. This change was primarily driven by the effect of foreign exchange rates.
Income tax expense (benefit). For the three months ended March 31, 2022 we recorded an income tax expense of $2.5 million compared with an income tax benefit of $1.6 million for the three months ended March 31, 2021. Our effective tax rate was 34.8% for the three months ended March 31, 2022 compared with 33.4% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $9.7 million for the three months ended March 31, 2022 compared with net loss of $3.2 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $14.8 million to $107.2 million at March 31, 2022 from $122.0 million at December 31, 2021. The decrease was primarily driven by net cash used in operating and investing activities.
Cash used in operating activities was $7.0 million during the three months ended March 31, 2022, compared to $10.3 million of cash used in operating activities during the three months ended March 31, 2021. The change was due to changes in working capital accounts, primarily an increase in inventories in preparation for our phased transition to our third party contract manufacturer, Sanmina and an increase in prepaid expenses and other current assets. Separately, the accounts receivable balance as of March 31, 2022, remained consistent with the December 31, 2021 balance, as a result of a large number of our shipments occurring during the third month of the quarter, and due to delays in collections. We do not, however, have concerns about the orderly collection of our stated net accounts receivable balance as of March 31, 2022.
Cash used in investing activities during the three months ended March 31, 2022 was $5.1 million compared to cash used in investing activities of $2.4 million during the three months ended March 31, 2021. The change was primarily due to purchases of property and equipment and cash paid for technology development, patents, and licenses during the three months ended March 31, 2022, as compared to lower purchase activity of property and equipment and cash paid for technology development, patents, and licenses during the three months ended March 31, 2021.
Cash used in financing activities was $1.0 million during the three months ended March 31, 2022 compared to cash provided by financing activities of $1.7 million for the three months ended March 31, 2021. The change was primarily due to lower proceeds from the issuance of stock related to stock option exercises during the three months ended March 31, 2022 compared to during the three months ended March 31, 2021.
Of our cash and cash equivalents, $93.9 million was held by foreign subsidiaries as of March 31, 2022. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company has reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2022 under this program. As of March 31, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2022, we had $37.6 million in purchase commitments that are expected to be delivered within the next 12 months. We also had $7.3 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 16, 2022. As of March 31, 2022, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2022, 56% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies, and 37% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021 or the three months ended March 31, 2022.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2022 under this program. As of March 31, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 5. Other Information
As disclosed in the Company’s Form 8-K filed with the SEC on April 15, 2022, on April 11, 2022, Kevin Beadle, at that time the Senior Vice President of Sales of the Company, announced his intention to resign as Senior Vice President of Sales in connection with his retirement from the Company. Mr. Beadle will remain with the Company through April 29, 2022 to aid in a smooth transition.
On April 21, 2022, the Company and Mr. Beadle entered into a Severance Agreement and General Release relating to this resignation (the “Transition Agreement”). The Transition Agreement provides that, among other benefits contemplated therein, (i) the Company will pay Mr. Beadle a lump sum payment equal to his current base salary and (ii) the Company will pay Mr. Beadle an additional lump sum payment equal to $255,000. In return for these payments and benefits, among other agreements by Mr. Beadle, (a) Mr. Beadle has agreed to enter into and not revoke a general release of claims in favor of the Company and (b) Mr. Beadle has reaffirmed his obligations under the Intellectual Property & Confidentiality Agreement and Non-Competition Addendum dated December 17, 2019, by and between the Company and Mr. Beadle. The foregoing description of the Transition Agreement is not complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

INDEX TO EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 3.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed February 16, 2022 and incorporated herein by reference)

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A filed September 10, 1997, and incorporated herein by reference)

10.1	Severance Agreement and General Release by and between FARO Technologies, Inc. and Kevin Beadle dated April 21, 2022

31-A	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*  - Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: April 27, 2022	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)