Form 10-Q
period 2022-06-30
FARO TECHNOLOGIES INC
filed 2022-08-03
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No  ☒

There were 18,278,511 shares of the registrant’s common stock outstanding as of August 1, 2022.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$101,969	$121,989
Accounts receivable, net	70,915	78,523
Inventories, net	44,076	53,145
Prepaid expenses and other current assets	25,248	19,793
Total current assets	242,208	273,450
Non-current assets:
Property, plant and equipment, net	21,109	22,194
Operating lease right-of-use assets	20,154	22,543
Goodwill	79,595	82,096
Intangible assets, net	28,382	25,616
Service and sales demonstration inventory, net	29,692	30,554
Deferred income tax assets, net	19,635	21,277
Other long-term assets	2,174	2,010
Total assets	$442,949	$479,740
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,635	$14,199
Accrued liabilities	24,692	28,208
Income taxes payable	6,539	4,499
Current portion of unearned service revenues	36,372	40,838
Customer deposits	6,975	5,399
Lease liabilities	5,867	5,738
Total current liabilities	94,080	98,881
Unearned service revenues - less current portion	22,323	22,350
Lease liabilities - less current portion	16,053	18,648
Deferred income tax liabilities	1,010	1,058
Income taxes payable - less current portion	10,131	11,297
Other long-term liabilities	956	1,047
Total liabilities	144,553	153,281
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 19,651,715 and 19,588,003 issued, respectively; 18,275,364 and 18,205,636 outstanding, respectively	20	20
Additional paid-in capital	306,119	301,061
Retained earnings	55,283	73,544
Accumulated other comprehensive loss	(32,369)	(17,374)
Common stock in treasury, at cost - 1,376,351 and 1,382,367 shares held, respectively	(30,657)	(30,792)
Total shareholders’ equity	298,396	326,459
Total liabilities and shareholders’ equity	$442,949	$479,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales
Product	$59,702	$60,275	$116,432	$114,910
Service	20,215	21,835	40,141	43,531
Total sales	79,917	82,110	156,573	158,441
Cost of sales
Product	28,169	25,455	52,504	50,259
Service	11,311	11,173	22,607	22,293
Total cost of sales	39,480	36,628	75,111	72,552
Gross profit	40,437	45,482	81,462	85,889
Operating expenses
Selling, general and administrative	36,018	33,594	71,508	66,942
Research and development	12,042	11,760	24,170	23,733
Restructuring costs	1,333	779	1,932	2,303
Total operating expenses	49,393	46,133	97,610	92,978
Loss from operations	(8,956)	(651)	(16,148)	(7,089)
Other (income) expense
Interest (income) expense, net	(12)	39	(4)	49
Other (income) expense, net	(1,636)	883	(1,649)	(732)
Loss before income tax benefit	(7,308)	(1,573)	(14,495)	(6,406)
Income tax expense (benefit)	1,266	(397)	3,766	(2,009)
Net loss	$(8,574)	$(1,176)	$(18,261)	$(4,397)
Net loss per share - Basic	$(0.47)	$(0.06)	$(1.00)	$(0.24)
Net loss per share - Diluted	$(0.47)	$(0.06)	$(1.00)	$(0.24)
Weighted average shares - Basic	18,266,747	18,161,110	18,267,783	18,133,368
Weighted average shares - Diluted	18,266,747	18,161,110	18,267,783	18,133,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(8,574)	$(1,176)	$(18,261)	$(4,397)
Currency translation adjustments, net of income taxes	(13,011)	4,867	(14,995)	(5,307)
Comprehensive loss (income)	$(21,585)	$3,691	$(33,256)	$(9,704)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Cash flows from:
Operating activities:
Net loss	$(18,261)	$(4,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,655	6,289
Stock-based compensation	6,358	5,377
Provisions for bad debts, net of recoveries	80	(43)
Loss on disposal of assets	82	86
Provision for excess and obsolete inventory	6	1,640
Deferred income tax expense (benefit)	(48)	(2,009)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	5,102	3,964
Inventories	4,311	(7,495)
Prepaid expenses and other current assets	(6,101)	(982)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(2,398)	(13,525)
Income taxes payable	1,007	(2,310)
Customer deposits	1,769	1,723
Unearned service revenues	(1,822)	(627)
Net cash used in operating activities	(3,260)	(12,309)
Investing activities:
Purchases of property and equipment	(3,481)	(2,072)
Cash paid for technology development, patents and licenses	(5,548)	(1,780)
Acquisition of business, net of cash acquired	—	(33,908)
Net cash used in investing activities	(9,029)	(37,760)
Financing activities:
Payments on finance leases	(116)	(167)
Payments for taxes related to net share settlement of equity awards	(1,165)	(3,779)
Proceeds from issuance of stock related to stock option exercises	—	5,165
Net cash (used in) provided by financing activities	(1,281)	1,219
Effect of exchange rate changes on cash and cash equivalents	(6,450)	(3,446)
Decrease in cash and cash equivalents	(20,020)	(52,296)
Cash and cash equivalents, beginning of period	121,989	185,633
Cash and cash equivalents, end of period	$101,969	$133,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	$20	$302,877	$63,857	$(19,358)	$(30,657)	$316,739
Net loss	—	—	—	(8,574)	—	—	(8,574)
Currency translation adjustment	—	—	—	—	(13,011)	—	(13,011)
Stock-based compensation	—	—	3,491	—	—	—	3,491
Common stock issued, net of shares withheld for employee taxes	6,080	—	(249)	—	—	—	(249)
BALANCE JUNE 30, 2022	18,266,757	$20	$306,119	$55,283	$(32,369)	$(30,657)	$298,396

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss	—	—	—	(3,221)	—	—	(3,221)
Currency translation adjustment	—	—	—	—	(10,174)	—	(10,174)
Stock-based compensation	—	—	2,094	—	—	—	2,094
Common stock issued, net of shares withheld for employee taxes	163,457	—	1,530	—	—	251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783
Net loss	—	—	—	(1,176)	—	—	(1,176)
Currency translation adjustment	—	—	—	—	4,867	—	4,867
Stock-based compensation	—	—	3,283	—	—	—	3,283
Common stock issued, net of shares withheld for employee taxes	20,709	1	(396)	—	—	—	(395)
BALANCE JUNE 30, 2021	18,174,873	$20	$294,490	$109,111	$(15,467)	$(30,792)	$357,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.

COVID-19 and Impact On Our Business
Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing coronavirus (“COVID-19”) pandemic that has surfaced in virtually every country of our global operating footprint. During 2020, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19.
During 2022, we continue to mitigate the ongoing impact of COVID-19 on our business results and we remain committed to taking actions to mitigate both the impact on the health and safety of our employees, as well as negative business effects resulting from demand disruption, material availability and potential production and shipment challenges, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Isolating our production environment from non-essential personnel, to minimize the risk of COVID-19 exposures;
•Recommending that our employees receive vaccinations and vaccine boosters to help protect our colleagues, families, and communities;
•Aggressively pursuing required raw materials to ensure continuity of supply and minimize material cost increases;
•Aggressively pursuing alternative logistics paths when intermittent government-ordered shutdowns affect current logistics paths;
•Monitoring our liquidity, disciplined inventory management, and scrutinizing our capital expenditures while executing our strategic plan; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $102.0 million and no debt as of June 30, 2022. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries that have begun to recover from the early impact of the pandemic and new actions taken by governments in response to future resurgence, are highly uncertain. Therefore, the Company is not able to predict the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions.
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

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022 or any future period.
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
Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of sales
Product	$244	$178	$404	$288
Service	40	36	79	$(8)
Total cost of sales	$284	$214	$483	$280

Operating expenses
Selling, general and administrative	$2,512	$2,526	$4,733	$4,208
Research and development	695	543	1,142	889
Total operating expenses	$3,207	$3,069	$5,875	$5,097

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and aims to simplify accounting disclosure requirements regarding a number of topics, including intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. We adopted ASU 2019-12 effective as of January 1, 2021, and the adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree’s financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08, we recorded the deferred revenue associated with the acquisition of Holobuilder in 2021 at its book value of approximately $4.0 million.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Product sales
Product transferred to customers at a point in time	$54,178	$56,674	$105,659	$107,544
Product transferred to customers over time	5,524	3,601	10,774	7,366
Total product sales	$59,702	$60,275	$116,433	$114,910

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service sales
Service transferred to customers at a point in time	$8,620	$9,602	$17,322	$19,599
Service transferred to customers over time	11,595	12,233	22,818	23,932
Total service sales	$20,215	$21,835	$40,140	$43,531

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total sales to external customers
Americas (1)	$34,667	$33,702	$71,344	$66,251
EMEA (1)	21,555	26,474	43,691	51,928
APAC (1)	23,695	21,934	41,538	40,262
	$79,917	$82,110	$156,573	$158,441

(1) Regions represent North America and South America (the “Americas”); Europe, the Middle East, and Africa (“EMEA”); and Asia-Pacific (“APAC”).
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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2022, the deferred cost asset related to deferred commissions was approximately $3.4 million. For classification purposes, $2.3 million and $1.1 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2022. As of December 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2021.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and six months ended June 30, 2022, we recognized $9.5 million and $20.4 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2021. During the three and six months ended June 30, 2021, we recognized $9.6 million and $21.6 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2020.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for June 30, 2022 and June 30, 2021 were both approximately $0.2 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.

NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2022	As of December 31, 2021
Accounts receivable	$73,144	$80,754
Allowance for credit losses	(2,229)	(2,231)
Total	$70,915	$78,523

Activity related to the allowance for credit losses was as follows:

Six Months Ended June 30, 2022
Beginning balance of the allowance for credit losses	$(2,231)
Current period provision for expected credit losses, net of recoveries	(80)
Charge-offs of amounts previously expensed	82
Ending balance of the allowance for credit losses	$(2,229)

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

Inventories consist of the following:

	As of June 30, 2022	As of December 31, 2021
Raw materials	$35,381	$34,617
Finished goods	8,695	18,528
Inventories, net	$44,076	$53,145

Service and sales demonstration inventory, net	$29,692	$30,554

NOTE 8 – NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock units and market-based awards. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three and six months ended June 30, 2022, there were approximately 582,595 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months and six months ended June 30, 2021, there were approximately 425,455 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,266,747	$(0.47)	18,161,110	$(0.06)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,266,747	$(0.47)	18,161,110	$(0.06)

	Six Months Ended
	June 30, 2022		June 30, 2021
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,267,783	$(1.00)	18,133,368	$(0.24)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,267,783	$(1.00)	18,133,368	$(0.24)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$12,834	$15,723
Accrued restructuring costs	3,016	3,919
Accrued warranties	1,865	1,880
Professional and legal fees	2,672	2,053
Taxes other than income	3,135	3,674
Other accrued liabilities	1,170	959
Total accrued liabilities	$24,692	$28,208

Activity related to accrued warranties was as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Balance, beginning of period	$1,880	$1,683
Provision for warranty expense	1,497	1,284
Fulfillment of warranty obligations	(1,512)	(1,351)
Balance, end of period	$1,865	$1,616

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of June 30, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$938
Total	$—	$—	$938
	As of December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,028
Total	$—	$—	$1,028

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.0 million as of June 30, 2022. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

NOTE 11 – RESTRUCTURING
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which included a planned decrease of total headcount by approximately 500 employees upon the completion of the Restructuring Plan.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (Nasdaq: SANM) (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was substantially completed at the end of the second quarter of 2022 as part of our cost reduction initiative. The facilities which previously housed our manufacturing function are currently under evaluation for a reduction in occupancy. All of these facilities are mixed-use spaces with our service, research and development, or sales teams, and are in use for those functions.
In connection with the Restructuring Plan, we paid $2.8 million during the six months ended June 30, 2022, primarily consisting of severance and related benefits. Since the approval of the Restructuring Plan, we have paid $21.7 million, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments during the six months ended June 30, 2022 and June 30, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,422	510	1,932
Cash payments	(2,016)	(819)	(2,835)
Balance at June 30, 2022	$2,848	$168	$3,016

Balance at December 31, 2020	$1,481	$867	$2,348
Additions charged to expense	1,480	823	2,303
Cash payments	(2,257)	(1,279)	(3,536)
Balance at June 30, 2021	$704	$411	$1,115

Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to incur remaining pre-tax charges in the range of $1 million to $3 million through the end of fiscal year 2022. We have reduced our total headcount by approximately 390 employees. The Company expects to make concluding cash payments of approximately $4 million in the remainder of fiscal year 2022, consisting of severance and related benefits.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2022, we had approximately $60.8 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of June 30, 2022, we also had $1.2 million in long-term commitments for purchases to be delivered after 12 months.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney’s fees and interest arising under or related to the GSA Matter. As of June 30, 2022, we no longer have any outstanding liability related to this matter.

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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost	$1,842	$1,922	$3,648	$3,891

Finance lease cost:
Amortization of ROU assets	29	78	$77	$161
Interest on lease liabilities	5	4	$10	$10
Total finance lease cost	$34	$82	$87	$171

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended June 30, 2022 and June 30, 2021 were both less than $0.1 million. Our short-term lease costs for the six months ended June 30, 2022 and June 30, 2021 were both $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$20,154	$22,543

Current operating lease liabilities	$5,680	$5,601
Operating lease liabilities - less current portion	15,894	18,538
Total operating lease liabilities	$21,574	$24,139

Finance leases:
Property and equipment, at cost	$1,299	$1,380
Accumulated depreciation	(1,179)	(1,222)
Property and equipment, net	$120	$158

Current finance lease liabilities	$187	$137
Finance lease liabilities - less current portion	159	110
Total finance lease liabilities	$346	$247

Weighted Average Remaining Lease Term (in years):
Operating leases	5.21	5.69
Finance leases	2.05	2.12

Weighted Average Discount Rate:
Operating leases	5.66%	5.67%
Finance leases	5.34%	5.02%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,748	$3,827
Operating cash flows from finance leases	$10	$9
Financing cash flows from finance leases	$116	$167

ROU assets obtained in exchange for lease obligations:
Operating leases	$826	$614

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2022 (excluding the first 6 months)	$3,548	$111
2023	6,013	173
2024	4,834	62
2025	3,156	11
2026	2,173	7
Thereafter	5,330	1
Total lease payments	$25,054	$365
Less imputed interest	(3,480)	(19)
Total	$21,574	$346
NOTE 14 – INCOME TAXES
For the three months ended June 30, 2022, we recorded an income tax expense of $1.3 million compared with an income tax benefit of $0.4 million for the three months ended June 30, 2021. Our effective tax rate was 17.3% for the three months ended June 30, 2022 compared with 25.2% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•an economic downturn or other adverse changes in the industries that we serve or the domestic and international economies in the regions of the world where we operate and other general economic, business, and financial conditions;
•the effect of the ongoing COVID-19 pandemic, including on our business operations, as well as its impact on general economic and financial market conditions;
•the effect of shipping disruptions caused by COVID-19-related lockdowns and its impact on our ability to deliver our products to customers;
•our inability to realize the intended benefits of reorganizing our business functions to improve the efficiency of our sales organization and to improve operational effectiveness;
•our inability to realize the intended benefits of our undertaking to transition to a subscription-based business model to deliver new and existing software offerings on a cloud-computing-based platform, including but not limited to impairment charges of capitalized expenditures related to the development of Sphere, our cloud-computing-based platform, and our inability to realize the expected benefits;
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
•our inability to reasonably source essential equipment and materials to manufacture our products as a result of global supply shortages;
•the effect of inflationary pressures and its impact on our business operations;
•our inability to successfully realize changes to the pricing of our products and services;
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
•the impact of fluctuations in exchange rates on non-U.S. dollar-denominated revenues and expenses which could materially effect our reported financial results;
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
•the sufficiency of our plants and third-party resources to meet manufacturing requirements;
•the continuation of our share repurchase program;
•the sufficiency of our working capital and cash flow from operations to fund our short- and long-term liquidity requirements;
•the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate;
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q, and in other SEC filings.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report on Form 10-Q, unless otherwise required by law.
Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the 3D metrology, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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

Prior to the end of the second quarter of 2022, we manufactured our FARO Quantum Max Arm products in our manufacturing facility located in Florida for customer orders from North America and South America (the “Americas”) and Europe, the Middle East and Africa (“EMEA”), and in our manufacturing facility located in Singapore for customer orders from the Asia-Pacific region (“APAC”). We manufactured our FARO Focus laser scanner in our manufacturing facilities located in Germany for customer orders from EMEA and APAC, and in our manufacturing facility located in Pennsylvania for customer orders from the Americas. We manufactured our FARO Laser Tracker and our FARO Laser Projector products in our manufacturing facility located in Pennsylvania.
Under the manufacturing services agreement dated July 15, 2021 and in connection with the Restructuring Plan described below, Sanmina now provides manufacturing services for our measurement device products previously manufactured by us at the aforementioned manufacturing facilities. The phased transition to a Sanmina production facility was substantially completed at the end of the second quarter of 2022 as part of our cost reduction initiative. The facilities which previously housed our manufacturing function are currently under evaluation for a reduction in occupancy. All of these facilities are mixed-use spaces with our service, research and development, or sales teams, and are in use for those functions. We expect our third party manufacturing facilities to have the production capacity necessary to support our volume requirements for the remainder of 2022.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021 or the six months ended June 30, 2022. We may not use such instruments in the future.
Restructuring Plan
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which included a planned decrease of total headcount by approximately 500 employees upon the completion of the Restructuring Plan.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (Nasdaq: SANM) (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was substantially completed at the end of the second quarter of 2022 as part of our cost reduction initiative. The facilities which previously housed our manufacturing function are currently under evaluation for a reduction in occupancy. All of these facilities are mixed-use spaces with our service, research and development, or sales teams, and are in use for those functions.
Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to incur remaining pre-tax charges in the range of $1 million to $3 million through the end of fiscal year 2022. Since the approval of the Restructuring Plan, we have paid $21.7 million, primarily consisting of severance and related benefits and have reduced our total headcount by approximately 390 employees. We expect to make concluding cash payments of approximately $4 million in the remainder of fiscal year 2022, consisting of severance and related benefits.
Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access as well as ultimately, the ability for our customers to purchase, renew or manage all of their FARO software and hardware assets. FARO Sphere represents the first step in the expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere platform can be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. If FARO Sphere is adopted widely, we would expect this to lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We launched FARO Sphere to the market on April 12, 2022.

Revenue from our current software products was $10.5 million and $10.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $20.8 million and $20.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $17.1 million and $15.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $33.6 million and $31.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.7 million and $1.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $3.2 million and $1.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Acquisition of Holobuilder
On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $33.8 million, net of cash acquired. This acquisition enables us to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding our Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended June 30, 2022.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Sales
Product	$59,702	74.7%	$60,275	73.4%	$116,432	74.4%	$114,910	72.5%
Service	20,215	25.3%	21,835	26.6%	40,141	25.6%	43,531	27.5%
Total sales	79,917	100.0%	82,110	100.0%	156,573	100.0%	158,441	100.0%
Cost of sales
Product	28,169	35.2%	25,455	31.0%	52,504	33.5%	50,259	31.7%
Service	11,311	14.2%	11,173	13.6%	22,607	14.4%	22,293	14.1%
Total cost of sales	39,480	49.4%	36,628	44.6%	75,111	48.0%	72,552	45.8%
Gross profit	40,437	50.6%	45,482	55.4%	81,462	52.0%	85,889	54.2%
Operating expenses
Selling, general and administrative	36,018	45.1%	33,594	40.9%	71,508	45.7%	66,942	42.3%
Research and development	12,042	15.1%	11,760	14.3%	24,170	15.4%	23,733	15.0%
Restructuring costs	1,333	1.7%	779	0.9%	1,932	1.2%	2,303	1.5%
Total operating expenses	49,393	61.8%	46,133	56.2%	97,610	62.3%	92,978	58.7%
Loss from operations	(8,956)	(11.2)%	(651)	(0.8)%	(16,148)	(10.3)%	(7,089)	(4.5)%
Other (income) expense
Interest (income) expense, net	(12)	—%	39	—%	(4)	—%	49	—%
Other (income) expense, net	(1,636)	(2.0)%	883	1.1%	(1,649)	(1.1)%	(732)	(0.5)%
Loss before income tax benefit	(7,308)	(9.1)%	(1,573)	(1.9)%	(14,495)	(9.3)%	(6,406)	(4.0)%
Income tax expense (benefit)	1,266	1.6%	(397)	(0.5)%	3,766	2.4%	(2,009)	(1.3)%
Net loss	$(8,574)	(10.7)%	$(1,176)	(1.4)%	$(18,261)	(11.7)%	$(4,397)	(2.8)%

Consolidated Results
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Sales. Total sales decreased by $2.2 million, or 2.7%, to $79.9 million for the three months ended June 30, 2022 from $82.1 million for the three months ended June 30, 2021. Foreign exchange rates had a negative impact on total sales of $4.7 million, or 5.7%, primarily due to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar in the current period as compared to the change in foreign exchange rates applicable in the prior period. Total product sales decreased by $0.6 million, or 1.0%, to $59.7 million for the three months ended June 30, 2022 from $60.3 million for the three months ended June 30, 2021. Increased product sales due to the global demand of our new Quantum Max Arm and Focus Laser Scanner products were completely offset by the negative impact on sales related to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar during the three months ended June 30, 2022. Service sales decreased by $1.6 million, or 7.4%, to $20.2 million for the three months ended June 30, 2022 from $21.8 million for the three months ended June 30, 2021.
Gross profit. Gross profit decreased by $5.1 million, or 11.1%, to $40.4 million for the three months ended June 30, 2022 from $45.5 million for the three months ended June 30, 2021, and gross margin decreased by 4.8 percentage points to 50.6% for the three months ended June 30, 2022 from 55.4% for the three months ended June 30, 2021. Gross margin from product revenue decreased by 5.0 percentage points to 52.8% for the three months ended June 30, 2022 from 57.8% for the prior year period primarily due to changes in product mix and unfavorable price variances due to global supply shortages. Gross margin from service revenue decreased by 4.8 percentage points to 44.0% for the three months ended June 30, 2022 from 48.8% for the prior year period, primarily due to the aforementioned decrease in service sales with relatively consistent fixed costs.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.4 million, or 7.2%, to $36.0 million for the three months ended June 30, 2022 from $33.6 million for the three months ended June 30, 2021.

This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from our Holobuilder acquisition and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 4.2 percentage points to 45.1% for the three months ended June 30, 2022 from 40.9% for the three months ended June 30, 2021. Our worldwide period-ending selling, general and administrative headcount increased by 25, or 3.3%, to 776 at June 30, 2022, from 751 at June 30, 2021.
Research and development expenses. Research and development expenses increased by $0.2 million, or 1.7%, to $12.0 million for the three months ended June 30, 2022 from $11.8 million for the three months ended June 30, 2021. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development and from our acquisition of Holobuilder. Research and development expenses as a percentage of sales increased to 15.1% for the three months ended June 30, 2022 from 14.3% for the three months ended June 30, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses increased by $0.5 million to $1.3 million for the three months ended June 30, 2022 from $0.8 million for the three months ended June 30, 2021 primarily consisting of additional severance and related benefits charges as part of our phased transition to our third party contract manufacturer, Sanmina.
Interest (income) expense, net. We recorded net interest income of less than $0.1 million for the three months ended June 30, 2022 and net interest expense of less than $0.1 million for the three months ended June 30, 2021.
Other (income) expense, net. For the three months ended June 30, 2022, other income was $1.6 million compared with other expense of $0.9 million for the three months ended June 30, 2021. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.dollar-denominated balance sheet.
Income tax expense (benefit). For the three months ended June 30, 2022 we recorded an income tax expense of $1.3 million compared with an income tax benefit of $0.4 million for the three months ended June 30, 2021. Our effective tax rate was 17.3% for the three months ended June 30, 2022 compared with 25.2% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $8.6 million for the three months ended June 30, 2022 compared with net loss of $1.2 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Sales. Total sales decreased by $1.8 million, or 1.2%, to $156.6 million for the six months ended June 30, 2022 from $158.4 million for the six months ended June 30, 2021. Foreign exchange rates had a negative impact on total sales of $6.9 million, or 4.3%, primarily due to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar in the current period as compared to the change in foreign exchange rates applicable in the prior period. Total product sales increased by $1.5 million, or 1.3%, to $116.4 million for the six months ended June 30, 2022 from $114.9 million for the six months ended June 30, 2021 due to global demand of our new Quantum Max Arm products. Service sales decreased by $3.4 million, or 7.8%, to $40.1 million for the six months ended June 30, 2022 from $43.5 million for the six months ended June 30, 2021.
Gross profit. Gross profit decreased by $4.4 million, or 5.2%, to $81.5 million for the six months ended June 30, 2022 from $85.9 million for the six months ended June 30, 2021 and gross margin decreased by 2.2 percentage points to 52.0% for the six months ended June 30, 2022 from 54.2% for the six months ended June 30, 2021. Gross margin from product revenue decreased by 1.4 percentage points to 54.9% for the six months ended June 30, 2022 from 56.3% for the prior year period, primarily due to changes in product mix and unfavorable cost variances due to global supply shortages. Gross margin from service revenue decreased by 5.1 percentage points to 43.7% for the six months ended June 30, 2022 from 48.8% for the prior year period, primarily due to the aforementioned decrease in service sales with relatively consistent fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.6 million, or 6.8%, to $71.5 million for the six months ended June 30, 2022 from $66.9 million for the six months ended June 30, 2021. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from our Holobuilder acquisition and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 3.4 percentage points to 45.7% for the six months ended June 30, 2022, compared with 42.3% of sales for the six months ended June 30, 2021. Our worldwide period-ending selling headcount increased by 25, or 3.3%, to 776 at June 30, 2022, from 751 at June 30, 2021.
Research and development expenses. Research and development expenses increased by $0.5 million, or 2.1%, to $24.2 million for the six months ended June 30, 2022 from $23.7 million for the six months ended June 30, 2021. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development and from our acquisition of Holobuilder. Research and development expenses as a percentage of sales increased to 15.4% for the six months ended June 30, 2022 from 15.0% for the six months ended June 30, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $0.4 million to $1.9 million for the six months ended June 30, 2022 from $2.3 million for the six months ended June 30, 2021 primarily driven by the reduction of severance and related benefits.
Interest (income) expense, net. For the six months ended June 30, 2022, we recorded interest income of less than $0.1 million compared with interest expense of less than $0.1 million for the six months ended June 30, 2021.
Other (income) expense, net. For the six months ended June 30, 2022, other income was $1.6 million compared to other income of $0.7 million for the six months ended June 30, 2021. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.dollar-denominated balance sheet.
Income tax expense (benefit). For the six months ended June 30, 2022, we recorded an income tax expense of $3.8 million compared with income tax benefit of $2.0 million for the six months ended June 30, 2021. Our effective tax rate was 26.0% for the six months ended June 30, 2022 compared with 31.4% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $18.3 million for the six months ended June 30, 2022 compared to $4.4 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $20.0 million to $102.0 million at June 30, 2022 from $122.0 million at December 31, 2021. The decrease was primarily driven by net cash used in investing activities.
Cash used in operating activities was $3.3 million during the six months ended June 30, 2022, compared to $12.3 million of cash used in operating activities during the six months ended June 30, 2021. The decrease was due to changes in working capital accounts, primarily consisting of a decrease in inventory in the current year from the sale of our raw materials at cost to our third party contract manufacturer, Sanmina and the settlement of the GSA Liability in the prior year.
Cash used in investing activities during the six months ended June 30, 2022 was $9.0 million compared to cash used in investing activities of $37.8 million during the six months ended June 30, 2021. The decrease was primarily due to the acquisition of Holobuilder in the prior year and purchases of property and equipment and cash paid for technology development, patents, and licenses during the six months ended June 30, 2022, compared to lower purchase activity of property and equipment and cash paid for technology development, patents, and licenses during the six months ended June 30, 2021.
Cash used in financing activities was $1.3 million during the six months ended June 30, 2022 compared to cash provided by financing activities of $1.2 million for the six months ended June 30, 2021. The decrease was primarily due to lower proceeds from the issuance of stock related to stock option exercises during the six months ended June 30, 2022, compared to during the six months ended June 30, 2021.
Of our cash and cash equivalents, $97.3 million was held by foreign subsidiaries as of June 30, 2022. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six-month period ended June 30, 2022 under this program. As of June 30, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2022, we had $60.8 million in purchase commitments that are expected to be delivered within the next 12 months. We also had $1.2 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 16, 2022. As of June 30, 2022, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2022, 58% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 38% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021 or the six months ended June 30, 2022. We may not use such instruments in the future.
Global Inflation Exposure
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries negatively impact our business by increasing our cost of sales and operating expenses. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services. The impact of future inflation fluctuations on the results of our operations cannot be accurately predicted.

Item 4. Controls and Procedures
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as set forth below.
The risk factors entitled “Because a significant portion of our revenues and expenses are denominated in foreign currencies, we face significant exposure to foreign exchange rate risk” and “Increases in the cost and constraints in the availability of raw materials or components used in our products could negatively impact our business and profitability” have been updated to read as follows:
Because a significant portion of our revenues, expenses, and assets are denominated in foreign currencies, we face significant exposure to foreign exchange rate risk.
We conduct a significant portion of our business outside the United States and consequently much of our revenues, expenses and assets are denominated in foreign currencies, most notably the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. Our results of operations are affected by fluctuations in exchange rates, which have caused, and may in the future cause, significant fluctuations in our quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on our results of operations and financial condition and could result in potentially significant foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Additionally, currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. If we do not adjust the prices for our products in response to unfavorable currency fluctuations, we could be forced to sell our products at a lower margin or at a net loss. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options; however, we have not used such instruments in the past, and may not use such instruments in the future.

Increases in the cost and constraints in the availability of raw materials or components used in our products could negatively impact our business and profitability.
Our products contain various raw materials, including steel, steel byproducts, aluminum, aluminum byproducts, resin products and various electronic components. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. These raw materials are subject to extensive laws, governmental regulations, policies, including tariffs and other import restrictions, inflationary pressures, exchange rate fluctuations and supply shortages. Some of the raw materials are obtained from suppliers outside the United States, and to the extent that the quantity or proportion of materials derived from such foreign suppliers increases in the future, our exposure to tariffs and other import restrictions, supply chain disruptions and exchange rate fluctuations may increase. The occurrence and impact of future changes in laws, governmental regulations, policies, inflationary pressures, exchange rate fluctuations and supply shortages cannot be accurately predicted. Changes to the laws, governmental regulations and policies governing these raw materials, including tariffs and other import restrictions, have increased and could continue to increase the cost of such raw materials and, correspondingly, the cost of manufacturing our products. Further, interruptions in global supply chains, inflationary pressures and exchange rate fluctuations have increased and could continue to increase the cost of such raw materials, and have constrained and could continue to constrain the availability of such raw materials. If the costs of our raw materials further increase, whether due to changes in laws, governmental regulations, policies, supply shortages or for other reasons, we may not be able to pass on these costs to our customers, which could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be substantially passed through to our customers, our gross margin percentages would decline.

The following risk factor has been added:
Inflation in the global economy could negatively impact our business and results of operations.
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries negatively impact our business by increasing our operating expenses. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
On May 27, 2022, pursuant to our 2022 Equity Incentive Plan, which was approved at our 2022 annual meeting of shareholders (the “annual meeting”), and our Company’s Non-Employee Director Compensation Policy, each of our non-employee directors was automatically granted restricted stock units equal to an aggregate total of 37,884 shares of the Company’s common stock in connection with our annual meeting (the “Annual Director Grants”). Additionally, Rajani Ramanathan was automatically granted restricted stock units equal to an aggregate total of 3,189 shares of the Company’s common stock in connection with her appointment to our Board of Directors on July 25, 2022 (the “Initial Director Grant”). The Annual Director Grants shall vest on the day prior to the 2023 annual meeting of shareholders and the Initial Director Grant shall vest on July 25, 2025, each subject to the director’s continued service on our Board of Directors as of such date.
During the quarter ended June 30, 2022, we also issued restricted stock units equal to an aggregate total of 1,986 shares of the Company’s common stock to certain employees (the “Employee Grants”). The Employee Grants shall vest in three equal annual installments on the anniversary dates of each respective grant.
The restricted stock units were granted in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended. The shares underlying these restricted stock units will be registered on a Form S-8 registration statement prior to the vesting event applicable to such awards.

Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2022 under this program. As of June 30, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	333-32983	3.1	September 10,1997

3.2	Amended and Restated Bylaws	10-K	0-23081	3.2	February 16, 2022

4.1	Specimen Stock Certificate	S-1/A	333-32983	4.1	September 10, 1997

4.2**	FARO Technologies, Inc. 2022 Equity Incentive Plan and forms of agreement thereunder					X

10.1	Severance Agreement and General Release by and between FARO Technologies, Inc. and Kevin Beadle dated April 21, 2022	10-Q	0-23081	10.1	April 27, 2022

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* - The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 3, 2022	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)