Form 10-Q
period 2022-09-30
FARO TECHNOLOGIES INC
filed 2022-11-02
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No  ☒

There were 18,779,816 shares of the registrant’s common stock outstanding as of October 31, 2022.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$48,534	$121,989
Accounts receivable, net	75,347	78,523
Inventories, net	50,956	53,145
Prepaid expenses and other current assets	33,801	19,793
Total current assets	208,638	273,450
Non-current assets:
Property, plant and equipment, net	20,424	22,194
Operating lease right-of-use assets	18,404	22,543
Goodwill	101,279	82,096
Intangible assets, net	48,094	25,616
Service and sales demonstration inventory, net	28,249	30,554
Deferred income tax assets, net	18,092	21,277
Other long-term assets	2,047	2,010
Total assets	$445,227	$479,740
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,546	$14,199
Accrued liabilities	22,881	28,208
Income taxes payable	6,421	4,499
Current portion of unearned service revenues	36,440	40,838
Customer deposits	5,873	5,399
Lease liabilities	5,532	5,738
Total current liabilities	94,693	98,881
Unearned service revenues - less current portion	20,868	22,350
Lease liabilities - less current portion	14,344	18,648
Deferred income tax liabilities	5,708	1,058
Income taxes payable - less current portion	10,131	11,297
Other long-term liabilities	19	1,047
Total liabilities	145,763	153,281
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,153,287 and 19,588,003 issued, respectively; 18,776,936 and 18,205,636 outstanding, respectively	20	20
Additional paid-in capital	325,244	301,061
Retained earnings	49,022	73,544
Accumulated other comprehensive loss	(44,165)	(17,374)
Common stock in treasury, at cost - 1,376,351 and 1,382,367 shares held, respectively	(30,657)	(30,792)
Total shareholders’ equity	299,464	326,459
Total liabilities and shareholders’ equity	$445,227	$479,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales
Product	$65,581	$57,838	$182,015	$172,748
Service	19,751	21,331	59,891	64,862
Total sales	85,332	79,169	241,906	237,610
Cost of sales
Product	30,375	25,650	82,879	75,909
Service	11,692	11,188	34,299	33,481
Total cost of sales	42,067	36,838	117,178	109,390
Gross profit	43,265	42,331	124,728	128,220
Operating expenses
Selling, general and administrative	37,226	33,433	108,734	100,375
Research and development	12,586	12,731	36,756	36,464
Restructuring costs	580	1,376	2,512	3,679
Total operating expenses	50,392	47,540	148,002	140,518
Loss from operations	(7,127)	(5,209)	(23,274)	(12,298)
Other (income) expense
Interest (income) expense, net	(24)	5	(28)	54
Other (income) expense, net	(1,428)	299	(3,077)	(433)
Loss before income tax expense (benefit)	(5,675)	(5,513)	(20,169)	(11,919)
Income tax expense (benefit)	586	(1,658)	4,352	(3,667)
Net loss	$(6,261)	$(3,855)	$(24,521)	$(8,252)
Net loss per share - Basic	$(0.34)	$(0.21)	$(1.34)	$(0.45)
Net loss per share - Diluted	$(0.34)	$(0.21)	$(1.34)	$(0.45)
Weighted average shares - Basic	18,436,615	18,194,960	18,336,537	18,166,930
Weighted average shares - Diluted	18,436,615	18,194,960	18,336,537	18,166,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(6,261)	$(3,855)	$(24,521)	$(8,252)
Currency translation adjustments, net of income taxes	(11,796)	(328)	(26,791)	(5,635)
Comprehensive loss	$(18,057)	$(4,183)	$(51,312)	$(13,887)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Cash flows from:
Operating activities:
Net loss	$(24,521)	$(8,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,061	9,560
Stock-based compensation	10,024	8,657
Provisions for bad debts, net of recoveries	80	33
Loss on disposal of assets	356	130
Provision for excess and obsolete inventory	209	1,955
Deferred income tax expense (benefit)	568	(3,667)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	867	4,311
Inventories	2,129	(9,106)
Prepaid expenses and other current assets	(14,566)	(2,935)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(2,249)	(14,153)
Income taxes payable	1,008	(1,847)
Customer deposits	588	1,966
Unearned service revenues	(2,710)	(2,223)
Net cash used in operating activities	(18,156)	(15,571)
Investing activities:
Purchases of property and equipment	(4,978)	(4,845)
Cash paid for technology development, patents and licenses	(9,154)	(1,933)
Acquisition of business, net of cash acquired	(29,068)	(33,908)
Net cash used in investing activities	(43,200)	(40,686)
Financing activities:
Payments on finance leases	(172)	(229)
Payments for taxes related to net share settlement of equity awards	(1,584)	(4,137)
Proceeds from issuance of stock related to stock option exercises	—	5,835
Net cash (used in) provided by financing activities	(1,756)	1,469
Effect of exchange rate changes on cash and cash equivalents	(10,343)	(5,031)
Decrease in cash and cash equivalents	(73,455)	(59,819)
Cash and cash equivalents, beginning of period	121,989	185,633
Cash and cash equivalents, end of period	$48,534	$125,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	$20	$302,877	$63,857	$(19,358)	$(30,657)	$316,739
Net loss	—	—	—	(8,574)	—	—	(8,574)
Currency translation adjustment	—	—	—	—	(13,011)	—	(13,011)
Stock-based compensation	—	—	3,491	—	—	—	3,491
Common stock issued, net of shares withheld for employee taxes	6,080	—	(249)	—	—	—	(249)
BALANCE JUNE 30, 2022	18,266,757	$20	$306,119	$55,283	$(32,369)	$(30,657)	$298,396
Net loss	—	—	—	(6,261)	—	—	(6,261)
Currency translation adjustment	—	—	—	—	(11,796)	—	(11,796)
Stock-based compensation	—	—	3,666	—	—	—	3,666
Common stock issued, net of shares withheld for employee taxes	4,617	—	(418)	—	—	—	(418)
Acquisition of business	495,562	—	15,878	—	—	—	15,878
BALANCE SEPTEMBER 30, 2022	18,766,936	$20	$325,244	$49,022	$(44,165)	$(30,657)	$299,464

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss	—	—	—	(3,221)	—	—	(3,221)
Currency translation adjustment	—	—	—	—	(10,174)	—	(10,174)
Stock-based compensation	—	—	2,094	—	—	—	2,094
Common stock issued, net of shares withheld for employee taxes	163,457	—	1,530	—	—	251	1,781
BALANCE MARCH 31, 2021	18,154,164	$19	$291,603	$110,287	$(20,334)	$(30,792)	$350,783
Net loss	—	—	—	(1,176)	—	—	(1,176)
Currency translation adjustment	—	—	—	—	4,867	—	4,867
Stock-based compensation	—	—	3,283	—	—	—	3,283
Common stock issued, net of shares withheld for employee taxes	20,709	1	(396)	—	—	—	(395)
BALANCE JUNE 30, 2021	18,174,873	$20	$294,490	$109,111	$(15,467)	$(30,792)	$357,362
Net loss	—	—	—	(3,855)	—	—	(3,855)
Currency translation adjustment	—	—	—	—	(328)	—	(328)
Stock-based compensation	—	—	3,280	—	—	—	3,280
Common stock issued, net of shares withheld for employee taxes	27,543	—	312	—	—	—	312
BALANCE SEPTEMBER 30, 2021	18,202,416	20	$298,082	$105,256	$(15,795)	$(30,792)	$356,771
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
•Aggressively pursuing required raw materials to ensure continuity of supply and minimize material cost increases in collaboration with our third party manufacturer, Sanmina;
•Aggressively pursuing alternative logistics paths when intermittent government-ordered shutdowns affect current logistics paths;
•Monitoring our liquidity, disciplined inventory management, and scrutinizing our capital expenditures while executing our strategic plan; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We continue to maintain a strong capital structure with a cash balance of $48.5 million and no debt as of September 30, 2022. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.
Future developments, such as the potential resurgence of COVID-19 in countries and new actions taken by governments in response to future resurgence, are highly uncertain. Therefore, the Company is not able to predict the extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial conditions.
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

NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022 or any future period.
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
Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales
Product	$231	$147	$635	$435
Service	42	43	121	$35
Total cost of sales	$273	$190	$756	$470

Operating expenses
Selling, general and administrative	$2,742	$2,581	$7,475	$6,789
Research and development	651	509	1,793	1,398
Total operating expenses	$3,393	$3,090	$9,268	$8,187

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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree’s financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08, we recorded the deferred revenue associated with the acquisition of Holobuilder in 2021 at its book value of approximately $4.0 million. Further, we recorded the deferred revenue associated with the acquisition of GeoSLAM in 2022 at its book value of approximately $1.3 million.

NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales
Product transferred to customers at a point in time	$60,090	$53,536	$165,750	$161,080
Product transferred to customers over time	5,491	4,302	16,265	11,668
Total product sales	$65,581	$57,838	$182,015	$172,748

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Service sales
Service transferred to customers at a point in time	$8,651	$9,332	$25,973	$28,931
Service transferred to customers over time	11,100	11,999	33,918	35,931
Total service sales	$19,751	$21,331	$59,891	$64,862

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total sales to external customers
Americas (1)	$38,732	$33,944	$110,077	$100,195
EMEA (1)	22,802	23,387	66,494	75,315
APAC (1)	23,798	21,838	65,335	62,100
	$85,332	$79,169	$241,906	$237,610

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2022, the deferred cost asset related to deferred commissions was approximately $3.1 million. For classification purposes, $2.1 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2022. As of December 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2021.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and nine months ended September 30, 2022, we recognized $8.7 million and $29.1 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2021. During the three and nine months ended September 30, 2021, we recognized $7.6 million and $29.2 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2020.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for September 30, 2022 and September 30, 2021 was approximately $0.2 million, and $0.1 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.

NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2022	As of December 31, 2021
Accounts receivable	$77,591	$80,754
Allowance for credit losses	(2,244)	(2,231)
Total	$75,347	$78,523

Activity related to the allowance for credit losses was as follows:

Nine Months Ended September 30, 2022
Beginning balance of the allowance for credit losses	$(2,231)
Current period provision for expected credit losses, net of recoveries	(80)
Charge-offs of amounts previously expensed	67
Ending balance of the allowance for credit losses	$(2,244)

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
Inventories consist of the following:

	As of September 30, 2022	As of December 31, 2021
Raw materials	$30,440	$34,617
Finished goods	20,516	18,528
Inventories, net	$50,956	$53,145

Service and sales demonstration inventory, net	$28,249	$30,554

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
For the three and nine months ended September 30, 2022, there were approximately 578,121 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months and nine months ended September 30, 2021, there were approximately 393,995 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,436,615	$(0.34)	18,194,960	$(0.21)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,436,615	$(0.34)	18,194,960	$(0.21)

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,336,537	$(1.34)	18,166,930	$(0.45)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,336,537	$(1.34)	18,166,930	$(0.45)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$15,310	$15,723
Accrued restructuring costs	520	3,919
Accrued warranties	2,192	1,880
Professional and legal fees	1,386	2,053
Taxes other than income	194	3,674
Other accrued liabilities	3,279	959
Total accrued liabilities	$22,881	$28,208

Activity related to accrued warranties was as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance, beginning of period	$1,880	$1,683
Provision for warranty expense	2,548	1,941
Fulfillment of warranty obligations	(2,236)	(1,951)
Balance, end of period	$2,192	$1,673

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of September 30, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$881
Total	$—	$—	$881
	As of December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,028
Total	$—	$—	$1,028

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.0 million as of September 30, 2022. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

NOTE 11 – RESTRUCTURING
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which included a planned decrease of total headcount upon the completion of the Restructuring Plan.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (Nasdaq: SANM) (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. We are currently evaluating these manufacturing sites with the intention to reduce our leased floor space. However, all of these facilities are mixed-use spaces shared with our service, research and development, or sales teams who continue to use these spaces. The Company, in collaboration with third party lessors and architectural resources, intends to conduct studies over the feasibility of abandoning or demising leased floor space against our current needs. Our current needs continue to include access to existing spaces previously constructed to closely monitor temperature and vibration for our service and research and development teams. The conclusion of this evaluation and any subsequent approval to abandon or reduce these leased spaces would be considered as a change in the manner of the use of these corresponding assets, and thereby will be evaluated for impairment. We expect to complete this evaluation before the first half of fiscal year 2023. As of September 30, 2022, the remaining value of leasehold improvements for these facilities is approximately $3 million and a portion of this may be impaired, if the Company decides to reduce or abandon the leased space. Separately, we may also incur additional charges for the modification of leases for these facilities.
In connection with the Restructuring Plan, we paid $5.9 million during the nine months ended September 30, 2022, primarily consisting of severance and related benefits. Since the approval of the Restructuring Plan, we have paid $24.8 million, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments during the nine months ended September 30, 2022 and September 30, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,439	1,072	2,511
Cash payments	(4,619)	(1,291)	(5,910)
Balance at September 30, 2022	$262	$258	$520

Balance at December 31, 2020	$1,481	$867	$2,348
Additions charged to expense	2,515	1,164	3,679
Cash payments	(2,784)	(1,750)	(4,534)
Balance at September 30, 2021	$1,212	$281	$1,493

Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $1.5 million to $3.5 million through the first half of fiscal year 2023. We have reduced our total headcount by approximately 390 employees. The Company expects to make concluding cash payments of approximately $1.5 million in the remainder of fiscal year 2022, primarily consisting of remaining severance and related benefits.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2022, we had approximately $46.2 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of September 30, 2022, we also had $6.6 million in long-term commitments for purchases to be delivered after 12 months.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney’s fees and interest arising under or related to the GSA Matter. As of September 30, 2022, we no longer have any outstanding liability related to this matter.

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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost	$1,805	$2,010	$5,453	$5,901

Finance lease cost:
Amortization of ROU assets	18	60	$96	$221
Interest on lease liabilities	4	5	$15	$14
Total finance lease cost	$22	$65	$111	$235

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended September 30, 2022 and September 30, 2021 were both less than $0.1 million. Our short-term lease costs for the nine months ended September 30, 2022 and September 30, 2021 were both $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$18,404	$22,543

Current operating lease liabilities	$5,363	$5,601
Operating lease liabilities - less current portion	14,225	18,538
Total operating lease liabilities	$19,588	$24,139

Finance leases:
Property and equipment, at cost	$1,415	$1,380
Accumulated depreciation	(1,312)	(1,222)
Property and equipment, net	$103	$158

Current finance lease liabilities	$169	$137
Finance lease liabilities - less current portion	119	110
Total finance lease liabilities	$288	$247

Weighted Average Remaining Lease Term (in years):
Operating leases	5.01	5.69
Finance leases	1.97	2.12

Weighted Average Discount Rate:
Operating leases	5.67%	5.67%
Finance leases	5.35%	5.02%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,686	$5,874
Operating cash flows from finance leases	$15	$14
Financing cash flows from finance leases	$172	$229

ROU assets obtained in exchange for lease obligations:
Operating leases	$808	$1,209

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2022 (excluding the first 6 months)	$1,673	$49
2023	6,105	170
2024	4,826	61
2025	3,074	12
2026	2,075	8
Thereafter	4,984	2
Total lease payments	$22,737	$302
Less imputed interest	(3,149)	(14)
Total	$19,588	$288
NOTE 14 – INCOME TAXES
For the three months ended September 30, 2022, we recorded an income tax expense of $0.6 million compared with an income tax benefit of $1.7 million for the three months ended September 30, 2021. Our effective tax rate was 10.3% for the three months ended September 30, 2022 compared with 30.1% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

NOTE 15 - BUSINESS COMBINATIONS

On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (SLAM) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended September 30, 2022. The total purchase price included $29 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
The acquisition of GeoSLAM constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our preliminary determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.

Following is a preliminary summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (Preliminary)
Tangible assets acquired:
Accounts receivable	2,452
Inventory	6,576
Property, plant and equipment, net	270
Other assets	505
Total assets acquired	9,803

Liabilities assumed:
Accounts payable and accrued liabilities	(2,187)
Deferred revenue	(1,282)
Other current liabilities	(289)
Total liabilities assumed	(3,758)

Intangible assets	18,610
Net assets acquired	24,655

Deferred income tax liability	4,472
Goodwill	24,763
Purchase price paid, net of cash acquired	$44,946

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of September 30, 2022, we have incurred $2.4 million of acquisition or integration costs for the GeoSLAM acquisition. Accounts receivable acquired represent a gross contractual amount of $2.6 million of which we expect to collect $2.5 million. We believe that the fair value of these receivables approximates the net book value given their short term nature. Pro forma financial results for GeoSLAM have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the preliminary purchase price allocated to the intangible assets acquired for the GeoSLAM acquisition:

	Amount	Weighted Average Life (Years)
Brand	$466	3
Technology	3,828	5
Customer relationships	14,316	15
Fair value of intangible assets acquired	$18,610	13

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
FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this report within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words identify forward-looking statements.
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
•our inability to defend against a cyberattack, security or other data breach of our systems may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data;
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
•difficulties in recruiting research and development engineers, application engineers, or other key personnel;

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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions
•our ability to effectively integrate the operations from Holobuilder, Inc. and UK-based GeoSLAM, including the intellectual property acquired; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q, and in other SEC filings.
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
Under the manufacturing services agreement dated July 15, 2021 and in connection with the Restructuring Plan described below, Sanmina now provides manufacturing services for our measurement device products previously manufactured by us at the aforementioned manufacturing facilities. The phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. The facilities which previously housed our manufacturing function are currently under evaluation for a reduction in occupancy. All of these facilities are mixed-use spaces with our service, research and development, or sales teams, and are in use for those functions. We expect our third party manufacturing facilities to have the production capacity necessary to support our volume requirements for the remainder of 2022.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. No such instruments were utilized by the Company in 2021 or the nine months ended September 30, 2022. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Restructuring Plan
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which included a planned decrease of total headcount upon the completion of the Restructuring Plan.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (Nasdaq: SANM) (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. We are currently evaluating these manufacturing sites with the intention to reduce our leased floor space. However, all of these facilities are mixed-use spaces shared with our service, research and development, or sales teams who continue to use these spaces. The Company, in collaboration with third party lessors and architectural resources, intends to conduct studies over the feasibility of abandoning or demising leased floor space against our current needs. Our current needs continue to include access to existing spaces previously constructed to closely monitor temperature and vibration for our service and research and development teams. The conclusion of this evaluation and any subsequent approval to abandon or reduce these leased spaces would be considered as a change in the manner of the use of these corresponding assets, and thereby will be evaluated for impairment. We expect to complete this evaluation before the first half of fiscal year 2023. As of September 30, 2022, the remaining value of leasehold improvements for these facilities is approximately $3 million and a portion of this may be impaired, if the Company decides to reduce or abandon the leased space. Separately, we may also incur additional charges for the modification of leases for these facilities.

Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $1.5 million to $3.5 million through the first half of fiscal year 2023. We have reduced our total headcount by approximately 390 employees. The Company expects to make concluding cash payments of approximately $1.5 million in the remainder of fiscal year 2022, primarily consisting of remaining severance and related benefits.
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
Revenue from our current software products was $10.6 million and $11.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $31.4 million and $31.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $16.6 million and $16.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $50.2 million and $47.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.3 million and $1.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $4.5 million and $2.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
Acquisitions
On June 4, 2021, we acquired all of the outstanding shares of Holobuilder, Inc. (“Holobuilder”), a company focused on 3D photogrammetry-based technology for a purchase price of $33.8 million, net of cash acquired. This acquisition enables us to provide reality-capture photo documentation and added remote access capability for industries such as construction management further expanding our Digital Twin solution portfolio. The results of Holobuilder’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended September 30, 2022.
On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (SLAM) software for a purchase price of $29 million cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended September 30, 2022.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Sales
Product	$65,581	76.9%	$57,838	73.1%	$182,015	75.2%	$172,748	72.7%
Service	19,751	23.1%	21,331	26.9%	59,891	24.8%	64,862	27.3%
Total sales	85,332	100.0%	79,169	100.0%	241,906	100.0%	237,610	100.0%
Cost of sales
Product	30,375	35.6%	25,650	32.4%	82,879	34.3%	75,909	31.9%
Service	11,692	13.7%	11,188	14.1%	34,299	14.2%	33,481	14.1%
Total cost of sales	42,067	49.3%	36,838	46.5%	117,178	48.4%	109,390	46.0%
Gross profit	43,265	50.7%	42,331	53.5%	124,728	51.6%	128,220	54.0%
Operating expenses
Selling, general and administrative	37,226	43.6%	33,433	42.2%	108,734	44.9%	100,375	42.2%
Research and development	12,586	14.7%	12,731	16.1%	36,756	15.2%	36,464	15.3%
Restructuring costs	580	0.7%	1,376	1.7%	2,512	1.0%	3,679	1.5%
Total operating expenses	50,392	59.1%	47,540	60.0%	148,002	61.2%	140,518	59.1%
Loss from operations	(7,127)	(8.4)%	(5,209)	(6.6)%	(23,274)	(9.6)%	(12,298)	(5.2)%
Other (income) expense
Interest (income) expense, net	(24)	—%	5	—%	(28)	—%	54	—%
Other (income) expense, net	(1,428)	(1.7)%	299	0.4%	(3,077)	(1.3)%	(433)	(0.2)%
Loss before income tax benefit	(5,675)	(6.7)%	(5,513)	(7.0)%	(20,169)	(8.3)%	(11,919)	(5.0)%
Income tax expense (benefit)	586	0.7%	(1,658)	(2.1)%	4,352	1.8%	(3,667)	(1.5)%
Net loss	$(6,261)	(7.3)%	$(3,855)	(4.9)%	$(24,521)	(10.1)%	$(8,252)	(3.5)%

Consolidated Results
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Sales. Total sales increased by $6.1 million, or 7.8%, to $85.3 million for the three months ended September 30, 2022 from $79.2 million for the three months ended September 30, 2021, after the impact of foreign exchange rates. Foreign exchange rates had a negative impact on total sales of $6.9 million, or 8.4%, primarily due to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar in the current period as compared to the foreign exchange rates applicable in the prior period. Total product sales increased by $7.8 million, or 13.4%, to $65.6 million for the three months ended September 30, 2022 from $57.8 million for the three months ended September 30, 2021. Total product sales increased due to an increased global demand of our new Quantum Max Arm, new Focus Laser Scanner, and Vantage Laser Tracker products which were partially offset by the negative impact on sales related to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar during the three months ended September 30, 2022. Service sales decreased by $1.5 million, or 7.4%, to $19.8 million for the three months ended September 30, 2022 from $21.3 million for the three months ended September 30, 2021.
Gross profit. Gross profit increased by $1.0 million, or 2.2%, to $43.3 million for the three months ended September 30, 2022 from $42.3 million for the three months ended September 30, 2021, and gross margin decreased by 2.8 percentage points to 50.7% for the three months ended September 30, 2022 from 53.5% for the three months ended September 30, 2021. Gross margin from product revenue decreased by 2.0 percentage points to 53.7% for the three months ended September 30, 2022 from 55.7% for the prior year period primarily due to changes in product mix and unfavorable price variances due to global supply shortages. We expect continued unfavorable price variances until global supply and cost conditions normalize. Gross margin from service revenue decreased by 6.8 percentage points to 40.8% for the three months ended September 30, 2022 from 47.6% for the prior year period, primarily due to the aforementioned decrease in service sales with relatively consistent fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.8 million, or 11.3%, to $37.2 million for the three months ended September 30, 2022 from $33.4 million for the three months ended September 30, 2021. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions, base compensation increases and transaction costs for the GeoSLAM acquisition. Selling, general and administrative expenses as a percentage of sales increased by 1.4 percentage points to 43.6% for the three months ended September 30, 2022 from 42.2% for the three months ended September 30, 2021. Our worldwide period-ending selling, general and administrative headcount increased by 42, or 5.6%, to 795 at September 30, 2022, from 753 at September 30, 2021.
Research and development expenses. Research and development expenses decreased by $0.1 million, or 0.8%, to $12.6 million for the three months ended September 30, 2022 from $12.7 million for the three months ended September 30, 2021. Research and development expenses as a percentage of sales decreased to 14.7% for the three months ended September 30, 2022 from 16.1% for the three months ended September 30, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $0.8 million to $0.6 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021 primarily consisting of reduced severance and related benefits charges and professional fees as we conclude the Restructuring Plan and completed our transition to our third party contract manufacturer, Sanmina.
Interest (income) expense, net. We recorded net interest income of less than $0.1 million for the three months ended September 30, 2022 and net interest expense of less than $0.1 million for the three months ended September 30, 2021.
Other (income) expense, net. For the three months ended September 30, 2022, other income was $1.4 million compared with other expense of $0.3 million for the three months ended September 30, 2021. This change was primarily driven by the effect of foreign exchange rates on our non-U.S. dollar-denominated balance sheet.
Income tax expense (benefit). For the three months ended September 30, 2022 we recorded an income tax expense of $0.6 million compared with an income tax benefit of $1.7 million for the three months ended September 30, 2021. Our effective tax rate was 10.3% for the three months ended September 30, 2022 compared with 30.1% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $6.3 million for the three months ended September 30, 2022 compared with net loss of $3.9 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Sales. Total sales increased by $4.3 million, or 1.8%, to $241.9 million for the nine months ended September 30, 2022 from $237.6 million for the nine months ended September 30, 2021, after the impact of foreign exchange rates. Foreign exchange rates had a negative impact on total sales of $13.8 million, or 8.7%, primarily due to the weakening of the Euro and the Japanese Yen relative to the U.S. dollar in the current period as compared to the foreign exchange rates applicable in the prior period. Total product sales increased by $9.3 million, or 5.4%, to $182.0 million for the nine months ended September 30, 2022 from $172.7 million for the nine months ended September 30, 2021 due to global demand of our new Quantum Max Arm products. Service sales decreased by $5.0 million, or 7.7%, to $59.9 million for the nine months ended September 30, 2022 from $64.9 million for the nine months ended September 30, 2021.

Gross profit. Gross profit decreased by $3.5 million, or 2.7%, to $124.7 million for the nine months ended September 30, 2022 from $128.2 million for the nine months ended September 30, 2021 and gross margin decreased by 2.4 percentage points to 51.6% for the nine months ended September 30, 2022 from 54.0% for the nine months ended September 30, 2021. Gross margin from product revenue decreased by 1.6 percentage points to 54.5% for the nine months ended September 30, 2022 from 56.1% for the prior year period, primarily due to unfavorable cost variances as a result of global supply shortages. We expect continued unfavorable price variances until global supply and cost conditions normalize. Gross margin from service revenue decreased by 5.7 percentage points to 42.7% for the nine months ended September 30, 2022 from 48.4% for the prior year period, primarily due to the aforementioned decrease in service sales with relatively consistent fixed costs.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.3 million, or 8.3%, to $108.7 million for the nine months ended September 30, 2022 from $100.4 million for the nine months ended September 30, 2021. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions, base compensation increases and transaction costs for the GeoSLAM acquisition. Selling, general and administrative expenses as a percentage of sales increased by 2.7 percentage points to 44.9% for the nine months ended September 30, 2022, compared with 42.2% of sales for the nine months ended September 30, 2021. Our worldwide period-ending selling headcount increased by 42, or 5.6%, to 795 at September 30, 2022, from 753 at September 30, 2021.
Research and development expenses. Research and development expenses increased by $0.3 million, or 0.8%, to $36.8 million for the nine months ended September 30, 2022 from $36.5 million for the nine months ended September 30, 2021. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development and from our acquisition of Holobuilder. Research and development expenses as a percentage of sales decreased to 15.2% for the nine months ended September 30, 2022 from 15.3% for the nine months ended September 30, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $1.2 million to $2.5 million for the nine months ended September 30, 2022 from $3.7 million for the nine months ended September 30, 2021 primarily consisting of reduced severance and related benefits charges and professional fees as we conclude the Restructuring Plan and completed our transition to our third party contract manufacturer, Sanmina.
Interest (income) expense, net. For the nine months ended September 30, 2022, we recorded interest income of less than $0.1 million compared with interest expense of less than $0.1 million for the nine months ended September 30, 2021.
Other (income) expense, net. For the nine months ended September 30, 2022, other income was $3.1 million compared to other income of $0.4 million for the nine months ended September 30, 2021. This change was primarily driven by the effect of foreign exchange rates on our non-U.S. dollar-denominated balance sheet.
Income tax expense (benefit). For the nine months ended September 30, 2022, we recorded an income tax expense of $4.4 million compared with income tax benefit of $3.7 million for the nine months ended September 30, 2021. Our effective tax rate was 21.6% for the nine months ended September 30, 2022 compared with 30.8% in the prior year period. The tax rate for 2022 reflects a tax expense on a pre-tax loss and the tax rate for 2021 reflects a tax benefit on a pre-tax loss. The change in our income tax expense and our effective tax rate were primarily due to the impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the effects of the Act on the forecasted domestic cash tax payments for the year ending December 31, 2022. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $24.5 million for the nine months ended September 30, 2022 compared to $8.3 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $73.5 million to $48.5 million at September 30, 2022 from $122.0 million at December 31, 2021. The decrease was primarily driven by net cash used in investing activities.
Cash used in operating activities was $18.2 million during the nine months ended September 30, 2022, compared to $15.6 million of cash used in operating activities during the nine months ended September 30, 2021. The increase was due to a larger current year net loss and changes in working capital accounts, primarily consisting of an increase in other current assets originating from our relationship with our third party contract manufacturer, Sanmina.
Cash used in investing activities during the nine months ended September 30, 2022 was $43.2 million compared to cash used in investing activities of $40.7 million during the nine months ended September 30, 2021. The increase was primarily due to the acquisition of GeoSLAM and higher cash paid for technology development, patents, and licenses during the nine months ended September 30, 2022, compared to the acquisition of Holobuilder and lower cash paid for technology development, patents, and licenses during the nine months ended September 30, 2021.
Cash used in financing activities was $1.8 million during the nine months ended September 30, 2022 compared to cash provided by financing activities of $1.5 million for the nine months ended September 30, 2021. The decrease was primarily due to lower proceeds from the issuance of stock related to stock option exercises during the nine months ended September 30, 2022, compared to during the nine months ended September 30, 2021.
Of our cash and cash equivalents, $41.3 million was held by foreign subsidiaries as of September 30, 2022. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine-month period ended September 30, 2022 under this program. As of September 30, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2022, we had $46.2 million in purchase commitments that are expected to be delivered within the next 12 months. We also had $6.6 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 16, 2022. As of September 30, 2022, our critical accounting policies have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2022, 59% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 30% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase.
Global Inflation Exposure
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries negatively impact our business by increasing our cost of sales and operating expenses. A period of a rising rate of inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services. The impact of future inflation fluctuations on the results of our operations cannot be accurately predicted.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We conduct a significant portion of our business outside the United States and consequently much of our revenues, expenses and assets are denominated in foreign currencies, most notably the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. Our results of operations are affected by fluctuations in exchange rates, which have caused, and may in the future cause, significant fluctuations in our quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on our results of operations and financial condition and could result in potentially significant foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Additionally, currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. If we do not adjust the prices for our products in response to unfavorable currency fluctuations, we could be forced to sell our products at a lower margin or at a net loss. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options; however, we have not used such instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.

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
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries negatively impact our business by increasing our operating expenses. A period of a rising rate of inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Rajani Ramanathan was automatically granted restricted stock units equal to an aggregate total of 3,189 shares of the Company’s common stock in connection with her appointment to our Board of Directors on July 25, 2022 pursuant to our 2022 Equity Incentive Plan, which was approved at our 2022 annual meeting of shareholders and our Company’s Non-Employee Director Compensation Policy (the “Initial Director Grant”). The Initial Director Grant shall vest on July 25, 2025, subject to the director’s continued service on our Board of Directors as of such date.
During the quarter ended June 30, 2022, we also issued restricted stock units equal to an aggregate total of 1,986 shares of the Company’s common stock to certain employees (the “Employee Grants”). The Employee Grants shall vest in three equal annual installments on the anniversary dates of each respective grant.
The restricted stock units were granted in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended. The shares underlying these restricted stock units were registered on a Form S-8 registration statement subsequent to the granting of such awards.
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2022 under this program. As of September 30, 2022, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	333-32983	3.1	September 10,1997

3.2	Amended and Restated Bylaws	10-K	0-23081	3.2	February 16, 2022

4.1	Specimen Stock Certificate	S-1/A	333-32983	4.1	September 10, 1997

10.1*	Key Executive Change in Control and Severance Plan					X

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* - Indicates management contracts or compensatory plans or arrangements.
** - The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: November 2, 2022	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)