Form 10-K
period 2022-12-31
FARO TECHNOLOGIES INC
filed 2023-02-15
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $559,423,854 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 13, 2023, there were outstanding 18,780,364 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

PART I
CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
FARO Technologies, Inc. (“FARO,” the “Company,” “us,” “we” or “our”) has made “forward-looking statements” in this Annual Report on Form 10-K (the “Annual Report”), within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts or that describe our plans, beliefs, goals, intentions, objectives, projections, expectations, assumptions, strategies, or future events, are forward-looking statements. In addition, words such as “may,” “might,” “would,” “will,” “will be,” “future,” “strategy,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal,” “objective,” “project,” “forecast,” “target” and similar words, or the negative of these terms or other similar expressions, identify forward-looking statements.
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•an economic downturn or other adverse changes in the industries that we serve or the domestic and international economies in the regions of the world where we operate and other general economic, business, and financial conditions;
•the effects of the ongoing COVID-19 pandemic, including on our business operations, as well as its impact on general economic and financial market conditions;
•the effects of shipping and other supply chain disruptions caused by the ongoing COVID-19 pandemic and its impact on our ability to deliver our products to customers;
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
•our inability to successfully execute our strategic plan and Restructuring Plan (defined below), including but not limited to additional impairment charges including existing leasehold improvements and/or higher than expected severance costs and exit costs, and our inability to realize the expected benefits of such plans;
•our inability to realize the anticipated benefits of our partnership with Sanmina (defined below);
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
•our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated, including the operations from Holobuilder, Inc., UK-based NGH Holdings Limited and its subsidiaries (collectively, “GeoSLAM”) and US-based SiteScape Inc., and the intellectual property acquired;
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
•the loss of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements;
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
•the impact of fluctuations in exchange rates on non-U.S. dollar-denominated revenues and expenses;
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
•the sufficiency of our working capital and cash flows from operations to fund our short- and long-term liquidity requirements;
•the impact of geographic changes in the manufacturing or sales of our products on our effective income tax rate; and
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions.
A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Part I, Item 1A of this Annual Report. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Annual Report, unless otherwise required by law.

SUMMARY RISK FACTORS
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described in the section titled “Risk Factors” as part of your evaluation of an investment in our securities:
•Competitors may develop products that make our products obsolete or less competitive.
•Our growth depends on the ability of our products to attain broad market acceptance.
•We may not be able to identify or consummate acquisitions or achieve expected benefits from or effectively integrate acquisitions, which could harm our growth.
•The buying process for most of our customers for our measurement products is highly decentralized and typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.
•Our operations are significantly vulnerable to the effects of pandemics, such as the novel coronavirus (“COVID-19”), which have, and could continue to materially impact our business.
•Our failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.
•We derive a substantial part of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.
•We may experience volatility in our stock price.
•We are subject to risks of natural disasters and other catastrophic events.
•Developments relating to the United Kingdom's (“UK”) exit from European Union membership could adversely impact our business.
•We may face difficulties managing the effects of any future growth.
•If our efforts to develop our current services towards a subscription based business model do not succeed, we may reduce our revenue growth rate and profitability, fail to keep pace with technological developments and harm our business.
•Reductions in defense spending could adversely affect our business.
•Anti-takeover provisions in our articles of incorporation, bylaws and provisions of Florida law could delay or prevent a change of control that you may favor.
•Our bylaws designate specific courts in Florida as the exclusive forum for certain litigation that may be initiated by the Company’s shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
•Our financial performance is dependent on the conditions of various industries, including the automotive, aerospace, and heavy-equipment industries, which have from time to time experienced, and may again experience, significant disruptions in the economic environment.
•Because a significant portion of our revenues, expenses, and assets are denominated in foreign currencies, we face significant exposure to foreign exchange rate risk.
•We may be unable to recognize the anticipated benefits of our Restructuring Plan, our new strategic plan, and any future restructuring and strategic plans.
•Changes in tariffs and other export regulations could increase the cost of our products sold to our international customers, which could negatively impact our sales and profitability.
•We may not be able to achieve financial results within our target goals, and our operating results may fluctuate due to a number of factors, many of which are beyond our control.
•Future impairments of our goodwill, intangible and long-lived assets could adversely affect our financial condition and results of operations.

•We may require additional capital to support our liabilities, operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•Inflation in the global economy could negatively impact our business and results of operations.
•If we fail to establish and maintain effective internal controls over financial reporting, our financial statements could contain a material misstatement, which could adversely affect our business and financial condition.
•Our financial results may be adversely affected by exposure to additional tax liabilities.
•A valuation allowance may be required for our deferred tax assets, which may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our existing debt obligations, including the Notes.
•We may not have sufficient cash to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for the Notes could adversely affect our reported financial condition and results.
•Product failures or product availability and performance issues could result in increased warranty costs and delays in new product introductions and enhancements, and could adversely affect our business and financial condition.
•Increases in the cost and constraints in the availability of raw materials or components used in our products could negatively impact our business and profitability.
•We compete with manufacturers of measurement systems and traditional measurement devices, many of which have more resources than us and may develop new products and technologies.
•We are subject to the impact of governmental and other similar certification processes and regulations, which could adversely affect our business and results of operations.
•If we or our vendors fail to protect data and prevent data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.
•Our sales to the U.S. government are subject to compliance with regulatory and contractual requirements, and noncompliance could expose us to liability or impede current or future business.
•Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption, anti-bribery or anti-money-laundering laws could subject us to fines and penalties.
•Our failure to comply with trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
•Any failure to protect our patents and proprietary rights in the United States and foreign countries could adversely affect our revenues.
•Claims from others that we infringed on their intellectual property rights may adversely affect our business and financial condition.
•Our dependence on suppliers for materials could impair our ability to manufacture our products.
•Risks generally associated with our information systems could adversely affect our business reputation and results of operations.

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
Strategy
Our executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. Our Chief Executive Officer (“CEO”), who is also our Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance with respect to operations, operating results or planning at the total Company level. We report as one reporting segment that develops, manufactures, markets, supports and sells a suite of 3D imaging and software solutions.
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and to help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings and included a targeted decrease in total headcount of approximately 500 employees and achieved a decrease of 390 employees upon the substantial completion of the Restructuring Plan. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
In the second quarter of 2020, we evaluated our hardware and software product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we simplified our hardware and software product portfolio and divested our Photonics business and 3D Design related assets obtained from our acquisition of Opto-Tech SRL and its subsidiary, Open Technologies SRL (collectively, “Open Technologies”).
Our marketing leadership team continues to focus its efforts on gaining an increased understanding of customer applications and workflows which enables value-based product positioning while optimizing our customer's total cost of ownership. By strengthening our understanding of customer applications and workflows, we will continue to develop high-value solutions across our product and software platforms. Our marketing leadership team has transformed our lead generation process and implemented technology to provide our sales organization with higher quality leads which optimizes the time and effort spent by our sales team.
In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million during the year ended December 31, 2022, which include expenses to be paid in cash of $3.0 million primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million consisting of the impairments of assets. We paid $6.4 million for expenses related to the Restructuring Plan for the year ended December 31, 2022, primarily consisting of severance and related benefits, professional fees and other related charges. We recorded a pre-tax charge of approximately $7.4 million and paid $5.8 million during the year ended December 31, 2021, primarily consisting of severance and related benefits, professional fees and other related charges and costs. We recorded a pre-tax charge of approximately $15.8 million and paid $13.1 million during the year ended December 31, 2020, primarily consisting of severance and related benefits, professional fees and other related charges.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility was completed at the end of the third quarter of 2022 as part of our cost reduction initiative.

Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2023.
Acquisitions
On June 4, 2021, we acquired Holobuilder, a company focused on a 360° photo software platform which delivers hardware agnostic image capture, registration and viewing to the Construction and Digital Twin market. With an initial focus on construction management, Holobuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras.
On September 1, 2022, we acquired UK-based NGH Holdings Limited and its subsidiaries (collectively, “GeoSLAM”), a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (“SLAM”) software. GeoSLAM's software enables mobile 3D documentation of indoor or enclosed environments without the need for global positioning system (“GPS”). GeoSLAM’s products and solutions are primarily used today in the geospatial and mining markets. However, there is a growing demand for high productivity mobile scanning in the construction, operations and maintenance markets as well.
On December 1, 2022, we acquired SiteScape Inc. (“SiteScape”), an innovator in light detecting and ranging (“LiDAR”) 3D scanning software solutions for the architecture, engineering and construction (“AEC”) and operations and maintenance (“O&M”) markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. The SiteScape software is available for all LiDAR equipped iPhone operating system (“iOS”) devices, which enables quick and easily accessible data capture to be available to the consumer-based market.
Industry Background
We have a wide variety of customers that support a large number of industries, including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, as well as, public safety forensics. The pressures in reducing overall manufacturing costs, improving profitability in the AEC market and the need for complete information in public safety are all driving the need for automated solutions to quickly and accurately capture 3D data, and for this information to be made accessible remotely. In each of the industries we serve, there is a growing need for accurate 3D information for high accuracy inspection, machine alignment and calibration, as-built modeling and design, quality control, digital twin and crash and crime scene investigations as well as pre-incident planning. Each of these industries are undergoing a form of transformation where the use of FARO’s digital technology would help improve customers’ yields, reduce costs and drive additional profitability.
In the manufacturing industry, the continued focus on higher yields, cost reductions and decreased time to market all drive the need for accurate information to support overall manufacturing processes, which include part quality, machine down time and overall manufacturing yield. The dimensional metrology market will be challenged to continue to provide higher accuracy results and meet the continuing demand of tightening tolerances in both the automotive and aerospace industries. The higher accuracy requirements will also result in trends away from traditional hand measurement tools towards automated and integrated equipment. With increasing pressure on costs, the need for tighter quality control and increased automation will likely drive the adoption of applications and processes that support real-time 3D information to make quick, accurate decisions resulting in optimized manufacturing processes. Industry 4.0 will also continue to drive the need to have 3D information available on-demand across the entire manufacturing ecosystem.
The emergence of building information modeling (“BIM”) in the AEC market has required improvements in 3D documentation, coordination and simulation across the entire building lifecycle. BIM, in part, is the compilation of a 3D model representation of a project that can be updated real time and compare actual to design. BIM is believed to become more prevalent as it aides in reducing the costs associated with scrap and overruns. The ability to obtain accurate, real-time 3D measurements and information will help to replace existing methodologies such as tape measures and chalk lines. In addition, an increase in modular and pre-fab construction is being driven by growing urbanization, government initiatives and a need for affordable housing. Modular and pre-fab construction allow for building all, or large portions of a building and then assembling them on-site. The processes of creating such structures resembles more traditional manufacturing flows where real-time 3D measurements and information can vastly improve the costs associated with re-work of materials and poor quality.
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
Our acquisition of HoloBuilder addressed a need for less accurate yet higher resolution 3D data. This acquisition brought to FARO its leading 360° photo software platform, which delivers hardware agnostic image capture, registration and viewing to the fast-growing Digital Twin market. With an initial focus on construction management, HoloBuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras. Further, we believe HoloBuilder’s SaaS platform will add fast and easy reality-capture photo documentation and added remote access capability to FARO’s highly accurate 3D point cloud-based laser scanning to create the industry’s first end-to-end Digital Twin solution. The combined solution will provide comprehensive scanning and image management capabilities for the Digital Twin market including robotic assembly 3D simulation, construction management, facilities operations and management, and incident pre-planning.
In 2022, we acquired UK-based GeoSLAM and US-based SiteScape. The acquisition of GeoSLAM enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe GeoSLAM’s capture technologies will integrate into our 4D digital reality-based SaaS offering and will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. The acquisition of SiteScape will integrate an iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere Platform. This acquisition is a further step in streamlining multiple capture methods into a centralized environment to be accessed in a single environment on a single coordinate system. We believe this unique capability will enable FARO’s construction and facilities customers to access the widest portfolio of reality capture methods in the market, ranging from low-resolution Lidar, 360° photo, video, mobile mapping to terrestrial laser scanning.
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

•Quantum Max ScanArm - The FAROBluTM line of laser line probes (“LLP”) offer the ability to upgrade a Quantum Max FaroArm® into a Quantum Max ScanArm providing high accuracy, 3D point-cloud data in full color. As with the Quantum Max FaroArm®, the Quantum Max ScanArm is available from 2.0 meters to 4.0 meters measuring diameter to allow for a wide range of applications at a wide range of part sizes. The LLP provides the user the ability to achieve high-speed point cloud capture with different density through basic, standard and high-definition models. The Quantum Max ScanArm offers the same portability and ease of use as the Quantum Max FaroArm® series.
FARO Laser Tracker. The FARO Vantage® Laser Tracker combines a portable, large-volume laser measurement tool, a computer, and CAM2® software programs, representing a product offering primarily sold to customers in the aerospace, automotive, metal and machine fabrication industries.

•Laser Tracker Vantage® – The FARO Laser Tracker Vantage® utilizes a laser beam for ultra-precise measurement of objects of up to 80 meters. It enables manufacturing, engineering, and quality control professionals to build, measure and inspect large parts, machine tools and other large objects, on-site and in-process.

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
FARO Laser Scanning Portfolio. The laser scanning portfolio utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise 3D rendering of an object or area. This technology is primarily used for factory planning, facility life-cycle management, quality control, forensic analysis and capturing large volumes of 3D data.
•Focus Premium - The FARO Focus Premium laser scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the detailed and precise 3D rendering of an object or an area as large as an industrial facility. The Focus Premium is available in several models which allow the customer to choose the best capability for their applications. Faro Focus Core is ultra-portable laser scanner and captures high accuracy point cloud data for short range measurements. Faro Premium 150 and 350 are designed to capture high accurate and dense point cloud data at mid to long range distances, respectively. The large distant range of measurement capability ensures there is a model to capture 3D information of almost any device, structure or facility. This product is primarily sold to customers in the AEC and public safety industries.
•Freestyle 2 - The FARO Freestyle 2 is a high-quality, portable 3D scanner designed for photorealistic 3D reality capture. It is a lightweight, handheld device with a high degree of flexibility, allowing operators to scan anywhere in most conditions. This product is primarily sold to customers in the AEC and public safety industries.
GeoSLAM ZEB Handheld 3D Laser Scanners. GeoSLAM's ZEB handheld 3D laser scanners use LiDAR technology and SLAM technology to provide fast, highly portable accurate 3D scanning. The portability allows for these solutions to be used in difficult environments and attached to other mobile devices such as drones. GeoSLAM offers several models which provide different levels of point cloud density, range and accuracy. The Zeb Go is light-weight and offers a 30 meter range within a 1-3 cm accuracy. The Zeb Horizon offers a 100 meter range with an accuracy down to 6mm.
FARO Software. We provide a complete portfolio of software solutions that integrate with FARO hardware products to merge data and provide collaborative workflows and applications.

•CAM2® allows users in the 3D metrology market to efficiently fulfill quality assurance and inspection tasks. CAM2® is currently offered under either a subscription based plan or as a standalone licensed product.
•BuildIT Construction is a construction quality control software solution that leverages reality data to uncover design deviations compared to construction industry standards. BuildIT Construction is currently offered under either a subscription based plan or as a standalone licensed product.
•BuildIT Metrology is a 3D metrology software platform for alignment, inspection and build applications. BuildIT Metrology is currently offered under either a subscription based plan or as a standalone licensed product.
•BuildIT Projector allows manufacturers to plan and operate imaging laser projection and verification workflows to improve the quality and speed of assembly processes. BuildIT Projector is currently offered under either a subscription based plan or as a standalone licensed product.
•FARO SCENE software combines ease-of-use, networking, and an enhanced 3D experience to deliver a complete scan processing solution. With SCENE, customers can display, analyze, administer and edit 3D point clouds. FARO SCENE is currently offered under either a subscription based plan or as a standalone licensed product.
•FARO Zone allows public safety professionals to diagram, analyze and share any scene, available in both 2D and 3D. The software combines data to accelerate forensic crime investigations, crashes and pre-incident planning. FARO Zone is currently offered under either a subscription based plan or as a standalone licensed product.
•FARO As-BuiltTM enables AEC professionals to integrate reality data into any CAD and virtual design environment for buildings. FARO As-BuiltTM is currently offered under either a subscription based plan or as a standalone license product.

•Webshare is a native cloud platform that allows users to collaborate, view, share and explore 3D reality data securely and directly from any common web browser. Webshare is offered as a subscription based plan.
•HolobuilderTM is a cloud based virtual reality capturing software that allows construction contractors to create, document, analyze, compare and share virtual 3D views of construction projects utilizing commercially available 360° cameras. Holobuilder is offered as a subscription based plan.
•GeoSLAM Connect automatically processes mobile mapping data that allows customers to perform additional workflows. It has the capability to provide point cloud measurements, classify the data and perform manual and automatic alignment of multiple data sets. GeoSLAM Connect is currently offered as a standalone license product.
•SiteScape is a cloud based virtual reality capturing software that uses the Apple LiDAR sensor as a core part of its 3D scanning engine. This software allows users to capture up to 10 scans back-to-back and seamlessly merge them into a single, accurate model. Scans and models can be cloud hosted with the SiteScape web application.
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
Customers
Our sales are diversified across a broad number of over 15,000 customers worldwide in a range of metrology, reverse engineering, factory automation, building information modeling, public safety and other applications. Our metrology, reverse engineering and factory automation applications are purchased primarily by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrial manufacturers. Applications are used by these customers for alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and setup, and assembly guidance. Our building information modeling applications are purchased primarily by customers in the AEC markets. Applications are used by these customers for as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation. Our public safety applications are purchased primarily by law enforcement agencies, private investigators, and forensic experts and are used for capturing environmental or situational scenes, crash and fire scene investigations and environmental safety evaluations. Our ten largest customers by revenue represented an aggregate of approximately 2.9% of our total sales in 2022. No customer represented more than 1.0% of our sales in 2022.
Sales and Marketing
We sell our products worldwide through direct sales and service offices, as well as third-party distributors and resellers. We have direct sales personnel in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, Austria, Belgium and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification. As of December 31, 2022, we employed 646 sales and marketing staff globally.
Research and Development
We believe that our future success depends, in part, on our ability to maintain what we believe to be our technological leadership, which will require ongoing enhancements of both our hardware and software products and the development of new applications and products that provide 3D measurement and imaging solutions. The field of 3D measurement and imaging continues to expand, and new technologies and applications will be essential to compete in this market. Accordingly, we intend to continue to make substantial investments in the development of new technologies, the commercialization of new products that build on our existing technological base, and the enhancement and development of additional applications for our products.

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
At December 31, 2022, we employed 358 staff in our research and development efforts. Research and development expenses were approximately $49.4 million in 2022, compared to $48.8 million in 2021 and $42.9 million in 2020.
Intellectual Property
We own approximately 690 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2024 and 2044. We also own approximately 187 trademark registrations worldwide, with 158 pending trademark applications.
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

Sanmina currently manufactures our FARO Quantum Max Arm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2023.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm® portfolio, FARO Laser Tracker, and FARO Focus solution lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. In our cloud based virtual reality capturing software, HolobuilderTM product line, we compete primarily with OpenSpace and StructionSite. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and value with respect to all of our products.
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
In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Further, a number of other regions where we do business, including the United States, the Asia-Pacific region and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues. In addition, certain states, including California, Colorado, Connecticut, Virginia and Utah, have adopted new or modified privacy and security laws and regulations that may apply to our business. These laws are prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. In order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and logistics of such transfers. Compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.

We historically have sold our products and related services to the U.S. Government (the “Government”) under two General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) through the end of 2021. For sales to the Government in 2022, we sold our products and related services through approved distributors. We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
COVID-19
Our business is vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 pandemic that has surfaced in virtually every country of our global operating footprint. During 2020 and 2021, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19.
During 2022, we continued to mitigate the ongoing impact of COVID-19, including its variants, on our business results and we remain committed to taking actions to mitigate both the impact on the health and safety of our employees, as well as negative business effects resulting from demand disruption, material availability and potential production and shipment challenges, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Recommending that our employees receive vaccinations and vaccine boosters to help protect our colleagues, families, and communities;
•Aggressively pursuing required raw materials to ensure continuity of supply and minimize material cost increases in collaboration with our third-party manufacturer, Sanmina, and other third-party providers;
•Aggressively pursuing alternative logistics paths when intermittent government-ordered shutdowns affect current logistics paths;
•Monitoring our liquidity, disciplined inventory management, and scrutinizing our capital expenditures while executing our strategic plan; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We reported a cash balance of $37.8 million and no debt as of December 31, 2022. On January 24, 2023, we issued $75 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2028 (the "Notes"). The Notes are general senior unsecured obligations. We believe this positions our current liquidity to adequately meet our projected growth needs in the reasonably foreseeable future, and to weather any impacts of the predicted economic downturns.
Backlog and Seasonality
At December 31, 2022, we had orders representing approximately $29.9 million in sales outstanding, of which $11.6 million related to services that we expect to deliver within one year. At December 31, 2021 and 2020, we had orders representing approximately $26.1 million and $19.7 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter, as customers spend the remaining balances of their capital expenditure budgets.

Human Capital
At December 31, 2022, we had 1,490 full-time employees worldwide, consisting of 646 sales and marketing professionals, 212 customer service/training/application engineering specialists, 112 production and supply chain staff, 358 research and development staff, and 162 administrative staff. As we are a global company, so too is the distribution of our headcount with 37% residing in the Americas, 44% in EMEA and 19% in the APAC region.

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
Our CEO and Chief Human Resource Officer regularly update the Company's board of directors on key areas of our human capital strategy, including the following:
Diversity and Inclusion: Because we want our employees to grow professionally and personally during their careers at FARO, we have pledged to provide a diverse and collaborative environment rich in equal opportunities. We actively strive to maintain an environment that treats all employees with dignity and respect and believe that the combined knowledge and diverse views our employees contribute across our global locations strengthens our competitive edge. In 2022 we launched various internal programs to further support this vision, including the addition of diversity trainings to our annual training requirements. In 2023 we have a plan to launch our first Employee Resource Groups (“ERGs”), sponsored and supported by senior leaders across our Company. Additionally, as part of our commitment to DEI practices, we have included disclosure of our workforce’s gender and racial/ethnic group representation in our annual environmental, social and governance report. As of December 31, 2022, approximately 24% of our global workforce identified as female and 22% of our employees in managerial roles identified as female. As of December 31, 2022, minorities represented approximately 31% of the Company’s US workforce.
Employee Engagement: To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants and takes actions to address areas of employee concern. 80% of employees responded to our bi-annual survey in 2022. Based on action plans that were put in place in 2021, we saw a 12% improvement in our engagement score in a 12-month period.
Core Values and Ethics: Our culture and values, along with our approximately 1,500 employees in approximately 26 countries, are the most valuable assets of our Company. The “Power of We” describes our values, which are the foundation of our Company culture. They are:
We Strive for Excellence: We aim to exceed the expectation of our internal and external customers,
We Think Big & Move Fast: We are pioneers in digitalization, leaders with bold ideas who act quickly to ensure we deliver on the value customers expect;
We Make our Mark: We offer solutions that enable our customers to work more efficiently and competitively, creating a more sustainable world; and
We Support Each Other: We embrace a culture of trust, integrity, transparency, and diversity to nurture talent and foster a collaborative work environment,
In addition to these values, our employees are provided with required ethics training covering key topics like Diversity and Inclusion, Cyber Security, Code of Conduct, and Global Ethics policies. To ensure we live our values and that our culture stays unique and strong, our Board of Directors and the executive team put significant focus on our human capital resources.
Employee Recruitment: We work diligently to attract the best talent from diverse backgrounds in order to meet the current and future demands of our business. In 2022, we hired 344 new employees in 24 different countries. Our average employee tenure is 5.86 years.
Our investment in tomorrow includes providing experiences for higher-education students and new graduates through two immersive programs. FARO University provides professional experience opportunities through a select number of part-time paid internships. In the last year, we hosted 63 interns in the United States, Germany, Portugal, and Sweden. Interns are embedded in a variety of functional teams, including Hardware Engineering, Software Engineering, Optical Engineering, Manufacturing Engineering, Logistics and Trade Compliance, Quality Analysis, Supply Chain and Process Engineering. For graduates pursuing post-secondary engineering careers, FARO offers a New Graduates Program. The 2021-2022 cohort included eight participants who were paired with a mentor and spent 12-18 months rotating through various roles at FARO to gain exposure to different functional areas. During the program, participants are given opportunities to develop or hone technical and professional skills through specialized training. At the conclusion of the program, participants may have the opportunity to accept a full-time role at FARO.
Health and Safety: Health, safety, and the well-being of our employees is one of our top priorities. We strive to achieve world-class safety levels on an annual basis. Our safety culture focuses on reducing workplace injuries and is supported by effective communication and reporting of workplace injuries. Due to the ongoing COVID-19 pandemic, most of our personnel continue to work remote from our offices. To protect our employees in facilities in which our teams operate, we have employed preventative measures to help ensure the health and safety of our employees. We ensure our preventative measures are in compliance with the most recent local governmental regulations and requirements.
Available Information
We make available, free of charge on our Internet website at www.faro.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You can find these reports on our website at www.faro.com by first clicking “Investor Relations” and then “SEC Filings.” We have included our website address throughout this filing as textual references only. The information on, or accessible through, our website is not a part of, or incorporated into, this Annual Report. You may also access this information at the SEC’s website at http://www.sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS
The statements under this heading describe the most significant risks to our business identified by management and should be considered carefully in conjunction with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report, in our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Annual Report, and in our other public filings before deciding to invest in, or retain, shares of our common stock.
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
Our success depends, in part, on our ability to further penetrate our customer base. During 2022, approximately 85% of our revenue was attributable to sales to our existing customers whom have previously purchased products or services from us. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.
Our operations are significantly vulnerable to the effects of pandemics, such as COVID-19, which have, and could continue to materially impact our business.
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 outbreak that has surfaced in every country of our global operating footprint. The impact of COVID-19 or COVID-19 variants including the severity of other additional periods of increases or spikes in the number of cases in areas in which we operate, disruptions to our business, changes in consumer behaviors, restrictions on individual and business activities, and financial liquidity concerns, has created significant volatility in the macro-economic environment and initially led to reduced economic activity. There have been and continues to be material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses. While the effects of COVID-19 are lessening, the continued impact of COVID-19 is uncertain and the duration of the COVID-19 pandemic will depend, among other factors, on the continued effectiveness of vaccines and vaccine boosters.
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
•the demand for our products and services, and whether the pandemic leads to continued recessionary conditions in any of our key markets, including potential trade customer financial restructuring or insolvency and increases in uncollectible accounts receivable balances with our trade customer base; Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;
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
In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the ongoing COVID-19 may also exacerbate other risks discussed for the year ended December 31, 2022, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.
The loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Our executive management team has gone through a significant transition in the last three years, including the hiring of a new President and Chief Executive Officer and the hiring of a new Chief Financial Officer. Turnover of management could also adversely impact our stock price and our client relationships and could make recruiting for future management positions more difficult. Moreover, we face competition for qualified personnel and we continue to rely, in part, on equity awards to attract and retain qualified personnel. Our ability to attract and retain qualified personnel could result in increased salaries and other compensation expenses and could negatively affect our profitability.
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
•general economic uncertainties;
•issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2022, we had approximately 18.6 million shares outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2022 averaged approximately 116,875 shares.
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
We are currently developing cloud-computing application services to deliver new and existing software offerings. The markets for our 3D measurement, imaging and realization clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of a significant platform change, including our Sphere platform, and introduction of new services, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our continued efforts to develop new and existing services may not succeed and may reduce our revenue growth rate.
Additionally, if we are unable to rapidly enhance or develop new features for the technology underlying our future subscription-based business model that keep pace with the current and future technological environment, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and user acceptance of the feature, service or enhancement. Further, because our services will be designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in identifying the technology trends and developing the enhancements, or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
Our articles of incorporation, bylaws and provisions of Florida law could make it more difficult for a third-party to acquire us. Although we believe such provisions are appropriate to protect long-term value for our shareholders, these provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions include:

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
We may be unable to recognize the anticipated benefits of our Restructuring Plan, our new strategic plan, and any future restructuring and strategic plans.
On February 14, 2020, our Board of Directors approved a global restructuring plan, which is intended to support our new strategic plan in an effort to improve operating performance and to help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”), which is intended to streamline and simplify operations particularly around recent acquisitions and the resulting redundant operations and offerings. Actual results, including the final costs of these restructuring plans, our new strategic plan and our ability to sustain savings, may differ materially from our expectations, resulting in our inability to realize the expected benefits of these restructuring plans and negatively impact our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
•expansion of our third-party manufacturer's capability;
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
Because the historical and projected future performance of certain of our recently acquired operations were lower than our expectations, the technologies, intellectual property, know-how and related intangibles were no longer aligned with our go-forward strategies, and due to other initiatives in connection with our new strategic plan, in the second quarter of 2020, we disposed of certain of our operations. See Note 19, “Restructuring” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding the impairment. We currently hold a total of $49.0 million in intangible assets, net of accumulated amortization, and $106.7 million in goodwill at December 31, 2022. Additionally, as a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. We recognized an impairment charge related to construction-in-progress intangible assets of $1.1 million in 2022. Events may occur or circumstances may change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the assets, which could result in a further write-down of our assets.
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
We may require additional capital to support our liabilities, operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying indebtedness.
Our ability to refinance or obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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
A valuation allowance may be required for our deferred tax assets, which may reduce our earnings and have a material adverse effect on our business, results of operations and financial condition.
Our balance sheet includes $12.5 million in deferred tax assets. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure if any valuation allowances are required. The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income in the jurisdiction during the periods in which those deferred tax assets would be deductible. We continue to monitor whether any valuation allowances are necessary, and if we are required to establish a valuation allowance against any of our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Outstanding Convertible Notes
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our existing debt obligations, including the Notes.
On January 24, 2023, we issued $75 million in aggregate principal amount of our Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under any existing indebtedness. If we fail to comply with these covenants or to make payments under any existing indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and any existing other indebtedness becoming immediately payable in full. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.
We may not have sufficient cash to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of the Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the indenture governing the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as described in the indenture governing the Notes. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Further, if the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
In addition, our ability to repurchase or pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change, to pay cash upon conversion, or at maturity, as required by the indenture, would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or pay cash with respect to such series of Notes being converted or at maturity of such series of Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes will be entitled under the indenture governing the Notes to convert the Notes at any time during the specified periods at their option. Upon such event, if one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
The accounting method for the Notes could affect our reported financial condition and results.
The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning with the fiscal year ending December 31, 2022, including interim periods within that fiscal year.
In accordance with ASU 2020-06, the Notes will be reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.
In addition, we expect that the shares of common stock underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if the convert option is not exercised, and could materially reduce our reported working capital.
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
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm®, FARO ScanArm, FARO Laser TrackerTM, and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. In our cloud based virtual reality capturing software, HolobuilderTM product line, we compete primarily with OpenSpace and StructionSite. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.
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

In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Further, a number of other regions where we do business, including the United States, the Asia-Pacific region and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues. In addition, certain states, including California, Colorado, Connecticut, Virginia and Utah, have adopted new or modified privacy and security laws and regulations that may apply to our business. These laws are prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. In order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU and UK) may be subject to evolving interpretations or applications in light of privacy developments. For example, evolution of laws governing the cross-border transfer of data, such the Court of Justice of the European Union (“CJEU”) invalidating the EU-U.S. Privacy Shield in 2020. The CJEU noted that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis, creates additional uncertainty around the legality and logistics of such transfers. The European Commission has since published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant transfers since September 27, 2021; existing standard contractual clauses arrangements were required to be migrated to the revised clauses by December 27, 2022. We have or are in the process of implementing revised standard contractual clauses for existing intragroup, customer and vendor arrangements. In addition, the United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation was mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, in relation to relevant existing contracts and certain additional contractual arrangements, within the relevant time frames.
Further, European court and regulatory decisions subsequent to the CJEU decision have taken a restrictive approach to international data transfers. Therefore, as the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes. More generally, compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.
Failure to comply with the GDPR could result in penalties for noncompliance. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Outside of the EU and the UK other data privacy regimes may impose similar fines and consequences on the same or greater scale.
If we or our vendors fail to protect data and prevent data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.
We maintain sensitive and confidential business information on our own behalf and for our customers. As such, we are an attractive target for data security attacks by third parties. We also rely on third-party service providers to host or otherwise process some of our data and that of our customers. Our servers and platform may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Because the techniques used to obtain unauthorized access, disable or degrade services, or sabotage systems change frequently and are often unrecognizable until launched against a target, we may be unable to anticipate these techniques and implement adequate preventative measures. Any failure to prevent or mitigate security incidents or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new customers, and disruption to our business.

Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to data security breaches in the past and may be again in the future.
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
Effective as of February 25, 2021, as a result of the review, we entered into a settlement agreement with the GSA. Pursuant to the settlement agreement, we agreed to, among other things, pay to the GSA $12.3 million in full and final satisfaction of any and all claims, causes of actions, appeals and the like, including damages, costs, attorney's fees and interest arising under or related to the GSA Matter and we no longer have any outstanding liability related to this matter.
For sales to the Government in 2022, we sold our products and related services through approved distributors. We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption, anti-bribery or anti-money-laundering laws could subject us to fines and penalties.
We sometimes leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and, in certain circumstances, we could be held liable for any corrupt or other illegal activities of these third-party business partners and intermediaries, our team members, representatives, contractors, partners and agents, even if we do not authorize such activities. We have policies and controls that are designed to mitigate the risks of non-compliance by our employees and agents, therefore we cannot be assured that all of our team members and agents will comply at all times with our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, or if we increase our reliance on third parties abroad, our risks under these laws may increase.
For example, in 2012, our monitorship expired pursuant to our settlement with the SEC and the United States Department of Justice (“DOJ”), concerning certain payments made by our subsidiary in China that may have violated the FCPA and other applicable laws. We are, of course, still subject to such laws . However, in light of our prior conduct, any future failure, or alleged failure, to comply with any such continuing obligations could result in the SEC and the DOJ aggressively seeking to impose penalties against us. In addition, many countries in which we operate have increased regulation regarding anti-corruption practices generally. Compliance with such regulations could be costly and could adversely impact our results of operations or delay entry into new markets.

Our failure to comply with trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
Our business must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions and export control laws and regulations. In addition, our employees, representatives or distributors may engage in conduct for which we might be held responsible. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees, distributors or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The Americas
Our headquarters is located in a leased building in Lake Mary, Florida containing approximately 46,500 square feet. This facility houses our sales, marketing, customer service/application operations and administrative staff. Our U.S. research and development, and service operations are located in another leased building in Lake Mary, Florida, which consists of approximately 35,000 square feet, as well as a leased facility consisting of approximately 90,400 square feet located in Exton, Pennsylvania containing research and development and service operations of our FARO Laser Tracker™, FARO Focus, and FARO Laser Projector product lines. As part of the Restructuring Plan, we have reduced our physical footprint and entered into an agreement to sublease 17,000 square feet of our leased Exton, Pennsylvania facility. We are currently searching for a tenant to sublease this empty space. We also lease a facility in Nuevo Leon, Mexico containing service and sales operations, which consists of approximately 36,000 square feet.
Europe/Middle East/Africa
In Europe, the Middle East, and Africa (“EMEA”), our primary operations are located in a leased building in Stuttgart, Germany containing approximately 105,300 square feet. This facility houses the research and development, administration, sales, marketing and service management personnel for our EMEA operations. Additionally, we also have a leased service and sales facility located in Warwickshire, Great Britain consisting of approximately 12,700 square feet. As part of our acquisition of GeoSLAM, we also lease space in Nottingham, UK containing approximately 8,300 square feet. This facility houses the research and development, administration, sales, marketing and service management personnel for our GeoSLAM operations.
Asia-Pacific
In Asia-Pacific (“APAC”), our primary operations are located in a leased building in Singapore containing approximately 22,000 square feet. This facility houses the administration, sales, marketing and service management personnel for our Asia-Pacific operations. Our Japan operations are located in a leased building in Nagoya, Japan containing approximately 15,900 square feet. This facility houses our Japanese sales, marketing and service operations. Our China operations are located in a leased building in Shanghai, China containing approximately 24,700 square feet for sales, marketing and service operations. Our India operations are located in a leased building in New Delhi, India containing approximately 10,510 square feet for sales, distribution and service operations.
We believe our current facilities and third-party resources will be adequate for our needs in 2023 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 to this Annual Report.

ITEM 3.    LEGAL PROCEEDINGS
We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “FARO”.
As of February 13, 2023, we had 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
During the years ended December 31, 2022, 2021 and 2020, we did not sell any equity securities that were not registered under the Securities Act except for Rajani Ramanathan who was automatically granted restricted stock units equal to an aggregate total of 3,189 shares of the Company’s common stock in connection with her appointment to our Board of Directors on July 25, 2022 pursuant to our 2022 Equity Incentive Plan, which was approved at our 2022 annual meeting of shareholders and our Company’s Non-Employee Director Compensation Policy (the “Initial Director Grant”). The Initial Director Grant shall vest on July 25, 2025, subject to the director’s continued service on our Board of Directors as of such date.
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
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2022, 2021 and 2020 under this program. As of December 31, 2022, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.

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
The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2022. Data for the NASDAQ Composite Index and the Russell 2000 Index assume reinvestment of dividends.
The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Market/Peer Group	2017	2018	2019	2020	2021	2022
FARO Technologies, Inc.	$100.00	$86.47	$107.13	$150.28	$148.98	$62.57
Nasdaq Composite-Total Returns	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

ITEM 6.    Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included in Part II, Item 8 of this Annual Report.
Amounts reported in millions within this Annual Report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within the tables that follow may not add due to the use of rounded numbers. Percentages presented are calculated based on the respective amounts in thousands.
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
We operate in international markets throughout the world and maintain sales offices in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, Thailand, the United Kingdom and the United States.
Sanmina currently manufactures our FARO Quantum Max Arm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2023.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. No such instruments were utilized by the Company in 2022, 2021 or 2020. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.

Executive Summary
Organizational Structure and Segment Reporting
Our executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources are allocated to each function at a consolidated unit level. Our Chief Executive Officer (“CEO”) who is also our Chief Operating Decision Maker (“CODM”) allocates resources and evaluates performance with respect to operations, operating results or planning at the total Company level. We report as one reporting segment that develops, manufactures, markets, supports and sells a suite of 3D imaging and software solutions.
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and to help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings and included a targeted decrease in total headcount of approximately 500 employees and achieved a decrease of 390 employees upon the substantial completion of the Restructuring Plan. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
In the second quarter of 2020, we evaluated our hardware and software product portfolio and the operations of certain of our recent acquisitions. As a result of this evaluation, we simplified our hardware and software product portfolio and divested our Photonics business and 3D Design related assets obtained from our acquisition of Open Technologies.
Our marketing leadership team continues to focus its efforts on gaining an increased understanding of customer applications and workflows which enables value-based product positioning while optimizing our customer's total cost of ownership. By strengthening our understanding of customer applications and workflows, we will continue to develop high-value solutions across our product and software platforms. Our marketing leadership team has transformed our lead generation process and implemented technology to provide our sales organization with higher quality leads which optimizes the time and effort spent by our sales team.
In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million during the year ended December 31, 2022, which include expenses to be paid in cash of $3.0 million primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million consisting of the impairments of assets. We paid $6.4 million for expenses related to the Restructuring Plan for the year ended December 31, 2022, primarily consisting of severance and related benefits, professional fees and other related charges. We recorded a pre-tax charge of approximately $7.4 million and paid $5.8 million during the year ended December 31, 2021, primarily consisting of severance and related benefits, professional fees and other related charges and costs. We recorded a pre-tax charge of approximately $15.8 million and paid $13.1 million during the year ended December 31, 2020, primarily consisting of severance and related benefits, professional fees and other related charges.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina, in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. A phased transition to a Sanmina production facility was completed at the end of the third quarter of 2022 as part of our cost reduction initiative.

Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2023.
Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere represents the first step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We have released the first phase of FARO Sphere to our customers during the second quarter of 2022.
Revenue from our current software products was $44.4 million, $45.1 million and $38.3 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription based software applications was $68.3 million, $64.1 million, and $61.2 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
Acquisitions
On June 4, 2021, we acquired Holobuilder, a company focused on a 360° photo software platform which delivers hardware agnostic image capture, registration and viewing to the Construction and Digital Twin market. With an initial focus on construction management, Holobuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras.
On September 1, 2022, we acquired UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (“SLAM”) software. GeoSLAM's software enables mobile 3D documentation of indoor or enclosed environments without the need for global positioning system (“GPS”). GeoSLAM’s products and solutions are primarily used today in the geospatial and mining markets. However, there is a growing demand for high productivity mobile scanning in the construction, operations and maintenance markets as well.
On December 1, 2022, we acquired SiteScape, an innovator in light detecting and ranging (“LiDAR”) 3D scanning software solutions for the architecture, engineering and construction (“AEC”) and operations and maintenance (“O&M”) markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. The SiteScape software is available for all LiDAR equipped iPhone operating system (“iOS”) devices, which enables quick and easily accessible data capture to be available to the consumer-based market.
COVID-19 and Impact On Our Business
Our business is vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 pandemic that has surfaced in virtually every country of our global operating footprint. During 2020 and 2021, we experienced a significant decline in the demand for our products and services across all of our served markets as a result of the impact of the spread of COVID-19.
During 2022, we continued to mitigate the ongoing impact of COVID-19, including its variants, on our business results and we remain committed to taking actions to mitigate both the impact on the health and safety of our employees, as well as negative business effects resulting from demand disruption, material availability and potential production and shipment challenges, including, but not limited to, the following:
•Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing remote work policies, maintaining employee distancing and enhancing the sanitation of all of our facilities;
•Recommending that our employees receive vaccinations and vaccine boosters to help protect our colleagues, families, and communities;
•Aggressively pursuing required raw materials to ensure continuity of supply and minimize material cost increases in collaboration with our third-party manufacturer, Sanmina, and other third-party providers;

•Aggressively pursuing alternative logistics paths when intermittent government-ordered shutdowns affect current logistics paths;
•Monitoring our liquidity, disciplined inventory management, and scrutinizing our capital expenditures while executing our strategic plan; and
•Continuously reviewing our financial strategy to enhance financial flexibility in these volatile financial markets.
We reported a cash balance of $37.8 million and no debt as of December 31, 2022. On January 24, 2023, we issued $75 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2028 (the "Notes"). The Notes are general senior unsecured obligations. We believe this positions our current liquidity to adequately meet our projected growth needs in the reasonably foreseeable future, and to weather any impacts of the predicted economic downturns.
Presentation of Information
Amounts reported in millions within this Annual Report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within the tables that follow may not add due to the use of rounded numbers. Percentages presented are calculated based on the respective amounts in thousands.

Results of Operations
2022 Compared to 2021

	Years ended December 31,
	2022		2021		Change ($)
(dollars in millions)		% of Sales		% of Sales	2022 vs 2021
SALES
Product	$265.3	76.7%	$251.1	74.3%	$14.2
Service	80.5	23.3%	86.7	25.7%	(6.2)
Total sales	345.8	100.0%	337.8	100.0%	8.0
COST OF SALES
Product	123.8	35.8%	109.0	32.3%	14.8
Service	46.2	13.4%	44.9	13.3%	1.3
Total cost of sales	170.0	49.2%	153.9	45.6%	16.1
GROSS PROFIT	175.8	50.8%	183.9	54.4%	(8.1)
OPERATING EXPENSES
Selling, general and administrative	146.7	42.4%	136.2	40.3%	10.5
Research and development	49.4	14.3%	48.8	14.4%	0.6
Restructuring costs	4.6	1.3%	7.4	2.2%	(2.8)
Total operating expenses	200.7	58.0%	192.4	57.0%	8.3
LOSS FROM OPERATIONS	(24.9)	(7.2)%	(8.5)	(2.5)%	(16.4)
Other (income) expense, net	(3.3)	(1.0)%	0.1	—%	(3.4)
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(21.6)	(6.2)%	(8.6)	(2.5)%	(13.0)
INCOME TAX EXPENSE (BENEFIT)	5.1	1.5%	31.4	9.3%	(26.3)
NET (LOSS) INCOME	$(26.8)	(7.7)%	$(40.0)	(11.8)%	$13.2

Consolidated Results
Sales. Total sales increased by $8.0 million, or 2.4%, to $345.8 million for the year ended December 31, 2022 from $337.8 million for the year ended December 31, 2021. Total product sales increased by $14.2 million, or 5.6%, to $265.3 million for the year ended December 31, 2022 from $251.1 million for the year ended December 31, 2021. The increase in product sales is primarily due to our current year acquisition, GeoSLAM, as its product sales are not included in the prior year, as well as global demand for our new Quantum Max Arm products. Service sales decreased by $6.2 million, or 7.2%, to $80.5 million for the year ended December 31, 2022 from $86.7 million for the year ended December 31, 2021. Foreign exchange rates had a negative impact on sales of $20.4 million, or 6.0 percentage points, primarily due to the weakening of the Euro, Yen and Renminbi relative to the U.S. dollar in the current period as compared to the foreign exchange rates applicable in the prior period.
Gross profit. Gross profit decreased by $8.2 million, or 4.4%, to $175.8 million for the year ended December 31, 2022 from $183.9 million for the year ended December 31, 2021. Gross margin decreased to 50.8% for the year ended December 31, 2022 from 54.4% in the prior year period. Gross margin from product revenue decreased by 3.3 percentage points to 53.3% for the year ended December 31, 2022 from 56.6% in the prior year period. This decrease in gross margin from product revenue was primarily due to unfavorable cost variances as a result of global supply shortages. We expect continued unfavorable price variances until global supply and cost conditions normalize. Gross margin from service revenue decreased by 5.6 percentage points to 42.6% for the year ended December 31, 2022 from 48.2% for the prior year period, primarily due to the aforementioned decrease in service sales with relatively consistent fixed costs.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased by $10.5 million, or 7.7%, to $146.7 million, for the year ended December 31, 2022 from $136.2 million for the year ended December 31, 2021. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained from our recent acquisitions, base compensation increases and transaction costs for the GeoSLAM acquisition. SG&A expenses as a percentage of sales increased to 42.4% for the year ended December 31, 2022 from 40.3% for the year ended December 31, 2021.
Research and development expenses. Research and development expenses increased $0.6 million, or 1.3%, to $49.4 million for the year ended December 31, 2022 from $48.8 million for the year ended December 31, 2021. This increase was primarily driven by higher compensation expense resulting from increased engineering headcount and costs to accelerate new product development. Research and development expenses as a percentage of sales decreased to 14.3% for the year ended December 31, 2022 from 14.4% for the year ended December 31, 2021.
Restructuring costs. In February 2020, we initiated the Restructuring Plan to improve business effectiveness, streamline operations and achieve a stated target cost level for the Company as a whole. Restructuring costs included in operating expenses decreased by $2.8 million, or 37.4% to $4.6 million for the year ended December 31, 2022 from $7.4 million for the year ended December 31, 2021. The decrease was driven primarily by reduced severance and related benefits charges and professional fees as we conclude the Restructuring Plan and completed our transition to our third-party contract manufacturer, Sanmina.
Other (income) expense, net. Other expense was $3.3 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021 primarily driven by foreign currency transaction gains.
Income tax expense (benefit). Income tax expense for the year ended December 31, 2022 was $5.1 million compared with an income tax expense of $31.4 million for the year ended December 31, 2021. Our effective tax rate was 23.6% for the year ended December 31, 2022 compared to 366.8% for the year ended December 31, 2021. The change was primarily due to a $26.5 million expense attributable to a valuation allowance against US and certain other jurisdictions deferred tax assets for the year ended December 31, 2021.

Net (loss) income. Net loss was $26.8 million for the year ended December 31, 2022 compared with net loss of $40.0 million for the year ended December 31, 2021, reflecting the impact of the factors described above.

2021 Compared to 2020

	Years ended December 31,
	2021		2020		Change ($)
(dollars in millions)		% of Sales		% of Sales	2021 vs 2020
SALES
Product	$251.1	74.3%	$218.6	72.0%	$32.5
Service	86.7	25.7%	85.2	28.0%	1.5
Total sales	337.8	100.0%	303.8	100.0%	34.0
COST OF SALES
Product	109.0	32.3%	98.9	32.5%	10.2
Service	44.9	13.3%	45.1	14.8%	(0.2)
Total cost of sales	153.9	45.6%	143.9	47.4%	10.0
GROSS PROFIT	183.9	54.4%	159.8	52.6%	24.1
OPERATING EXPENSES
Selling, general and administrative	136.2	40.3%	131.8	43.4%	4.4
Research and development	48.8	14.4%	42.9	14.1%	5.9
Restructuring costs	7.4	2.2%	15.8	5.2%	(8.4)
Total operating expenses	192.4	57.0%	190.5	62.7%	1.9
LOSS FROM OPERATIONS	(8.5)	(2.5)%	(30.7)	(10.1)%	22.2
Other expense	0.1	—%	0.1	—%	—
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(8.6)	(2.5)%	(30.7)	(10.1)%	22.1
INCOME TAX (BENEFIT) EXPENSE	31.4	9.3%	(31.4)	(10.3)%	62.8
NET INCOME (LOSS)	$(40.0)	(11.8)%	$0.6	0.2%	$(40.6)
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

Liquidity and Capital Resources
Cash and cash equivalents decreased by $84.2 million to $37.8 million at December 31, 2022 from $122.0 million at December 31, 2021. The decrease was primarily driven by net cash used in operating and investing activities. Cash used in operating activities was $24.9 million during the year ended December 31, 2022 compared to $13.5 million of cash used in operating activities during the year ended December 31, 2021. The change was due to changes in working capital accounts, primarily an increase in prepaid expenses and other assets.
Cash used in investing activities during the year ended December 31, 2022 was $49.9 million compared with cash flows used in investing activities of $45.7 million during the year ended December 31, 2021. The change was primarily due to larger investments in technology development, patents and licenses during the year ended December 31, 2022, when compared to the year ended December 31, 2021. Both years saw similar cash used in the acquisition of businesses.
Cash flows used in financing activities during the year ended December 31, 2022 was $1.0 million compared with cash flows provided by financing activities of $1.6 million during the year ended December 31, 2021. The change was primarily due to less proceeds from fewer exercises of stock options during the year ended December 31, 2022 as compared to during the year ended December 31, 2021.

Of our cash and cash equivalents, $31.1 million was held by foreign subsidiaries as of December 31, 2022. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2022, 2021 and 2020 under this program. As of December 31, 2022, we had authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
On January 24, 2023, we issued an aggregate of $75 million principal amount of our 5.50% Convertible Senior Notes due 2028 between our business and U.S. Bank Trust Company, National Association, as trustee. The Notes are general senior unsecured obligations of the business. We believe that our working capital and anticipated cash flow from operations and our recent debt financing will be sufficient to fund our long-term liquidity operating requirements for at least the next 12 months.
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
Our non-employee directors may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2022 Equity Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan, as amended. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2022, 60% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies. At December 31, 2022, 45% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. No such instruments were utilized by the Company in 2022, 2021 or 2020. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Global Inflation Exposure
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries, negatively impact our business by increasing our cost of sales and operating expenses. A period of a rising rate of inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services. The impact of future inflation fluctuations on the results of our operations cannot be accurately predicted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2023 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Reserve for excess and obsolete inventory
As described further in Note 1 to the financial statements, the reserve for excess and obsolete inventory is established utilizing the Company’s past sales history and future sales forecasts. Inventory is considered to be potentially obsolete if the product has been withdrawn from the market or the product had no sales for the past 12 months and the product has no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected usage. The resulting excess and obsolete items are then reviewed to determine if a substitute usage or a future need exists, and items without an identified current or future usage are reserved in an amount equal to 100% of the first-in first-out cost of the inventory. We identified the reserve for excess and obsolete inventory as a critical audit matter.
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
•For a selection of items, we tested the significant assumptions made by management for not reserving potentially excess and obsolete inventory. As part of our procedures, we obtained and inspected corroborating information to support the expected future usage, which included evidence such as historical usage, outstanding products in the field, and need for replacement parts.
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
Our audit procedures related to the completeness of foreign deferred tax assets and liabilities and the valuation allowance for the U.S. deferred tax assets included the following, amongst others:
•We evaluated the design and tested the operating effectiveness of the key controls relating to the foreign deferred tax assets and liabilities calculations. We also evaluated the design and tested the operating effectiveness of key controls related to the assumptions around the timing of reversals of existing taxable temporary differences within the U.S. jurisdiction. We also tested management’s controls around the review of the completeness and accuracy of the qualitative and quantitative valuation allowance analysis.
•We involved tax specialists to assess a selection of significant foreign deferred tax assets and liabilities and perform procedures over selected foreign deferred tax assets and liabilities calculations for completeness and accuracy.
•We involved tax specialists to test a selection of the Company’s assumptions regarding its geographic mix of worldwide earnings or losses.
•We tested the Company’s analysis of recoverability of its U.S. based deferred tax assets, including the assessment of the weight of the positive and negative evidence evaluated by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Jacksonville, Florida
February 15, 2023

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,812	$121,989
Accounts receivable, net	90,326	78,523
Inventories, net	50,026	53,145
Prepaid expenses and other current assets	41,201	19,793
Total current assets	219,365	273,450
Non-current assets:
Property, plant and equipment, net	19,720	22,194
Operating lease right-of-use asset	18,989	22,543
Goodwill	107,155	82,096
Intangible assets, net	48,978	25,616
Service and sales demonstration inventory, net	30,904	30,554
Deferred income tax assets, net	24,192	21,277
Other long-term assets	4,044	2,010
Total assets	$473,347	$479,740
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,286	$14,199
Accrued liabilities	23,345	28,208
Income taxes payable	6,767	4,499
Current portion of unearned service revenues	36,407	40,838
Customer deposits	6,725	5,399
Lease liability	5,709	5,738
Total current liabilities	106,239	98,881
Unearned service revenues - less current portion	20,947	22,350
Lease liability - less current portion	14,649	18,648
Deferred income tax liabilities	11,708	1,058
Income taxes payable - less current portion	8,706	11,297
Other long-term liabilities	49	1,047
Total liabilities	162,298	153,281
Commitments and contingencies - See Note 12
Shareholders’ equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized; none issued	—	—
Common stock - par value $0.001, 50,000,000 shares authorized; 20,156,233 and 19,588,003 issued; 18,780,013 and 18,205,636 outstanding, respectively	20	20
Additional paid-in capital	328,227	301,061
Retained earnings	46,788	73,544
Accumulated other comprehensive loss	(33,331)	(17,374)
Common stock in treasury, at cost - 1,376,220 and 1,382,367 shares held, respectively	(30,655)	(30,792)
Total shareholders’ equity	311,049	326,459
Total liabilities and shareholders’ equity	$473,347	$479,740
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
SALES
Product	$265,280	$251,103	$218,587
Service	80,485	86,711	85,181
Total sales	345,765	337,814	303,768
COST OF SALES
Product	123,836	109,024	98,864
Service	46,166	44,863	45,057
Total cost of sales	170,002	153,887	143,921
GROSS PROFIT	175,763	183,927	159,847
OPERATING EXPENSES
Selling, general and administrative	146,657	136,234	131,827
Research and development	49,415	48,761	42,896
Restructuring costs	4,614	7,368	15,806
Total operating expenses	200,686	192,363	190,529
LOSS FROM OPERATIONS	(24,923)	(8,436)	(30,682)
OTHER (INCOME) EXPENSE
Other (income) expense, net	(3,236)	70	431
Interest (income) expense	(36)	55	(340)
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(21,651)	(8,561)	(30,773)
INCOME TAX EXPENSE (BENEFIT)	5,105	31,403	(31,402)
NET (LOSS) INCOME	$(26,756)	$(39,964)	$629
NET (LOSS) INCOME PER SHARE - BASIC	$(1.46)	$(2.20)	$0.04
NET (LOSS) INCOME PER SHARE - DILUTED	$(1.46)	$(2.20)	$0.04
Weighted average shares - Basic	18,318,191	18,187,946	17,769,958
Weighted average shares - Diluted	18,318,191	18,187,946	17,926,324
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income	$(26,756)	$(39,964)	$629
Currency translation adjustments, net of income tax	(15,957)	(7,214)	7,239
Comprehensive (loss) income	$(42,713)	$(47,178)	$7,868
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

					Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2020	17,576,618	$19	$267,868	$112,879	$(17,399)	$(31,375)	$331,992
Net income				629			629
Currency translation adjustment, net of income tax					7,239		7,239
Stock-based compensation			8,314				8,314
Common stock issued, net of shares withheld for employee taxes	414,089		11,797			332	12,129
BALANCE DECEMBER 31, 2020	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(39,964)			(39,964)
Currency translation adjustment, net of income tax					(7,214)		(7,214)
Stock-based compensation			11,456				11,456
Common stock issued, net of shares withheld for employee taxes	214,929	1	1,626			251	1,878
BALANCE DECEMBER 31, 2021	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss				(26,756)			(26,756)
Currency translation adjustment, net of income tax					(15,957)		(15,957)
Stock-based compensation			13,317				13,317
Common stock issued, net of shares withheld for employee taxes	78,815		(2,029)			137	(1,892)
Acquisition of business	495,562		$15,878				15,878
BALANCE DECEMBER 31, 2022	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net (loss) income	$(26,756)	$(39,964)	$629
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	13,983	13,396	14,239
Stock-based compensation	13,317	11,456	8,314
Provision for bad debts (net of recoveries)	163	176	440
Loss on disposal of assets	156	218	383
Provision for excess and obsolete inventory	(68)	2,297	1,349
Impairment of leasehold improvements	507	—	—
Impairment of intangibles	1,135	—	—
Deferred income tax expense (benefit)	2,412	24,706	(28,444)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable, net	(11,198)	(15,577)	12,346
Inventories	3,379	(6,706)	10,343
Prepaid expenses and other assets	(21,239)	5,996	3,862
(Decrease) increase in:
Accounts payable and accrued liabilities	4,777	(13,260)	2,390
Income taxes payable	(1,904)	847	(3,357)
Customer deposits	1,343	2,627	(374)
Unearned service revenues	(4,863)	312	(726)
Net cash (used in) provided by operating activities	(24,856)	(13,476)	21,394
INVESTING ACTIVITIES:
Proceeds from sale of investments	—	—	25,000
Purchases of property and equipment	(6,371)	(7,035)	(4,774)
Cash paid for technology development, patents and licenses	(10,567)	(4,905)	(1,298)
Acquisitions of businesses and minority share investments, net of cash received	(32,959)	(33,800)	(6,036)
Other	—	—	1,015
Net cash (used in) provided by investing activities	(49,897)	(45,740)	13,907
FINANCING ACTIVITIES:
Payments on capital leases	(220)	(296)	(338)
Payments of contingent consideration for acquisitions	—	—	(733)
Payments for taxes related to net share settlement of equity awards	(1,892)	(4,002)	(2,602)
Proceeds from issuance of stock related to stock option exercises	—	5,880	14,731
Short term debt	1,115	—	—
Net cash (used in) provided by financing activities	(997)	1,582	11,058
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,427)	(6,010)	5,640
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,177)	(63,644)	51,999
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	121,989	185,633	133,634
CASH AND CASH EQUIVALENTS, END OF YEAR	37,812	121,989	185,633
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021 and 2020
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
Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration we expect to receive in exchange for satisfaction of those performance obligations, or standalone selling price. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts which revenues are recognized on a straight-line basis over the term of the contract. Hardware service contracts generally extend between one month and three years. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of commercial software licenses is only recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenue from the sales of software subscriptions sold as a service are recognized on a straight-line basis over the term of the contract. Software subscriptions generally extend between one month and five years. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes.
Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions with maturities of three months or less when purchased to be cash and cash equivalents. We had deposits with foreign banks totaling $31.1 million and $95.2 million as of December 31, 2022 and 2021, respectively.
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
Property and Equipment—Property and equipment purchases exceeding two thousand five hundred dollars are capitalized and recorded at cost. Depreciation is computed beginning on the date that the asset is placed into service using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery, equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.
Depreciation expense was $8.3 million, $9.2 million and $10.8 million in 2022, 2021 and 2020, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes. Balances of major classes of depreciable assets and total accumulated depreciation as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Property, plant and equipment:
Machinery and equipment	$91,490	$87,028
Furniture and fixtures	6,225	6,377
Leasehold improvements	20,738	22,931
Property, plant and equipment at cost	118,453	116,336
Less: accumulated depreciation and amortization	(98,733)	(94,142)
Property, plant and equipment, net	$19,720	$22,194

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
Management concluded there was no goodwill impairment for the years ended 2022, 2021 and 2020. We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual test of goodwill during 2022, 2021 and 2020 as of December 31. See Note 6, “Goodwill” for further information regarding goodwill.
Other intangible assets principally include patents, existing product technology and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 20 years. As of December 31, 2022 and 2021, there were no indefinite-lived intangible assets.
Product technology and patents are recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the product technology and patents of 7 to 20 years.
Internally developed software exceeding two thousand five hundred dollars are capitalized and recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the internally developed software ranging between 1 to 5 years.
The remaining weighted-average amortization period for all our intangible assets is 8 years.
As a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. As a result, we recognized an impairment charge related to construction-in-progress intangible assets of $1.1 million in 2022. We recognized no impairment charges related to intangibles in 2021 or 2020. See Note 7, “Intangible Assets” for further information regarding intangible assets.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products prior to the attainment of the related products’ technological feasibility are recorded as expenses in the period incurred. To date, the time incurred between the attainment of the related products' technological feasibility and general release to customers has been short. Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. Any costs related to preliminary project activities and post implementation activities of internal-use software are expensed as incurred. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $5.4 million during 2022, $2.0 million during 2021 and no costs were capitalized in 2020. In 2022, we recognized $0.6 million in amortization expense related to these assets. No amounts were charged to amortization expense during 2021 or 2020. These capitalized costs, which total $7.1 million as of December 31, 2022 and $2.0 million as of December 31, 2021 are primarily included in net intangible assets in our consolidated balance sheet.
Reserve for Warranties—We establish at the time of sale a liability for the one-year warranty included with the initial purchase price of our products, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. Installation-month is defined as the length of time measured in months that our purchased products are covered by our warranty. The warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.

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
Accounting for Stock-Based Compensation—We have one stock-based employee and director compensation plans, which are described more fully in Note 13, “Stock Compensation Plans.”
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree's financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08 we recorded the deferred revenue associated with the acquisition of Holobuilder at its book value of approximately $4.0 million. Our acquisition of GeoSLAM also recorded its opening deferred revenue at its book value of approximately $1.3 million.

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$4	$1,186	$21
Cash paid for income taxes	$1,659	$4,365	$3,409
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	$175	$2,226	$1,688
Assumption of contingent consideration from acquisition	$—	$—	$980
Purchases of Property, plant, equipment and Intangibles accrued but not paid	$157	$754	$—

3.    REVENUES

The following tables present our revenues by sales type as presented in our consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands):

	Years ended December 31,
	2022	2021	2020
Product Sales
Products transferred to a customer at a point in time	$242,969	$234,188	$205,849
Products transferred to a customer over time	22,311	16,915	12,738
	$265,280	$251,103	$218,587

	Years ended December 31,
	2022	2021	2020
Service Sales
Service transferred to a customer at a point in time	$34,525	$39,559	$36,732
Service transferred to a customer over time	45,960	47,152	48,449
	$80,485	$86,711	$85,181

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands):

	Years ended December 31,
	2022	2021	2020
Total Sales to External Customers
Americas (1)	$154,422	$140,633	$128,826
EMEA (1)	98,174	104,350	91,390
APAC (1)	93,169	92,831	83,552
	$345,765	$337,814	$303,768

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of December 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2022. As of December 31, 2021, the deferred cost asset related to deferred commissions was approximately $3.5 million. For classification purposes, $2.3 million and $1.2 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheet as of December 31, 2021.

The unearned service revenue liabilities reported on our consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription based software and software maintenance. The current portion of unearned service revenues on our consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. The Unearned service revenues - less current portion on our consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. Customer deposits on our consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the year ended December 31, 2022, we recognized $33.5 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2021. During the year ended December 31, 2021, we recognized $34.4 million of revenue that was deferred on our consolidated balance sheet as of December 31, 2020.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for December 31, 2022 and December 31, 2021 was approximately $0.3 million and $0.2 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added, sales and other taxes that we collect concurrently with revenue-producing activities.

4.    ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2022	2021	2020
Balance, beginning of year	$2,231	$3,888	$3,449
Current period provision for expected credit losses, net of recoveries	163	176	440
Charge-offs of amounts previously written off	(109)	(1,833)	(1)
Balance, end of year	$2,285	$2,231	$3,888

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

Inventories consist of the following:

	December 31, 2022	December 31, 2021
Raw materials	$33,076	$34,617
Finished goods	16,950	18,528
Inventories, net	$50,026	$53,145
Service and sales demonstration inventory, net	$30,904	$30,554

6.    GOODWILL
We had approximately $107.2 million and $82.1 million of goodwill as of December 31, 2022 and 2021, respectively, net of accumulated impairments of $35.2 million as of December 31, 2022 and 2021, respectively. Changes in these balances are shown below:

(in thousands)	December 31, 2022	December 31, 2021
Goodwill, beginning	$82,096	$57,541
Recognized goodwill	26,465	26,723
Foreign currency translation	(1,406)	(2,168)
Goodwill, ending	$107,155	$82,096

We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual qualitative test of goodwill during 2022 as of December 31, 2022, and recorded no impairment expense for the year ended December 31, 2022 and we performed an annual quantitative test of goodwill during 2021 as of December 31, 2021, and recorded no impairment expense for the year ended December 31, 2021.
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

7.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2022
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$22,903	$12,704	$10,199
Patents and trademarks	16,733	9,028	7,705
Customer relationships	24,283	5,503	18,780
Other	19,110	6,816	12,294
Total	$83,029	$34,051	$48,978

	As of December 31, 2021
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$20,944	$12,337	$8,607
Patents and trademarks	15,535	8,294	7,241
Customer relationships	9,892	4,811	5,081
Other	10,369	5,682	4,687
Total	$56,740	$31,124	$25,616

Amortization expense was $5.7 million, $4.2 million and $3.4 million in 2022, 2021 and 2020, respectively. The estimated amortization expense for each of the years 2023 through 2027 and thereafter is as follows:

Years ending December 31,	Amount
2023	$9,323
2024	6,431
2025	6,040
2026	4,377
2027	3,137
Thereafter	19,670
$48,978

8.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2022	2021
Accrued compensation and benefits	$12,483	$15,723
Accrued restructuring costs	528	3,919
Accrued warranties	2,610	1,880
Professional and legal fees	1,662	2,053
Taxes other than income	3,737	3,674
Other accrued liabilities	2,325	959
	$23,345	$28,208
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2022	2021	2020
Balance, beginning of year	$1,880	$1,683	$2,090
Provision for warranty expense	3,715	2,851	2,727
Fulfillment of warranty obligations	(2,985)	(2,654)	(3,134)
Balance, end of year	$2,610	$1,880	$1,683

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

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,043
Total	$—	$—	$1,043

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$1,028
Total	$—	$—	$1,028

(1)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was $1.1 million as of December 31, 2022. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Years ended December 31,
	2022	2021	2020
Foreign exchange transaction (gains) losses	$(3,331)	$560	$1,680
Other	95	(490)	(1,249)
Total other (income) expense, net	$(3,236)	$70	$431

11.    INCOME TAXES
Income (loss) before income tax (benefit) expense consists of the following:

	Years ended December 31,
	2022	2021	2020
Domestic	$(37,875)	$(13,202)	$(33,991)
Foreign	16,224	4,641	3,218
(Loss) Income before income taxes	$(21,651)	$(8,561)	$(30,773)

The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$(1,329)	$211	$(3,557)
State	162	114	169
Foreign	3,860	6,372	(2,032)
Current income tax expense (benefit)	2,693	6,697	(5,420)
Deferred:
Federal	2	15,464	(2,886)
State	(32)	6,418	(2,937)
Foreign	2,442	2,824	(20,159)
Deferred income tax expense (benefit)	2,412	24,706	(25,982)
Income tax expense (benefit)	$5,105	$31,403	$(31,402)

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax expense (benefit) are summarized below:

	Years ended December 31,
	2022	2021	2020
Tax expense at statutory rate	$(4,548)	$(1,798)	$(6,462)
State income taxes, net of federal benefit	(864)	106	(1,400)
Foreign tax rate difference	314	303	1,999
Change in valuation allowance	2,534	26,475	(3,736)
Impact of intra-entity IP transfers	—	231	(19,227)
Prepaid tax on intercompany profit	2,966	3390	—
Impact of permanent differences of non-deductible cost	2,221	1,658	(602)
Withholding/other foreign taxes	165	838	—
Research and development credit	(273)	(737)	(662)
Global intangible low-taxed income (“GILTI”)	3,238	763	—
Foreign currency gain/loss	(468)	594	—
Provision to return adjustments & deferred adjustments	(395)	313	(572)
Change in enacted tax rates	(883)	(306)	(1,138)
Equity based compensation	1,144	(245)	(42)
Uncertain tax positions	(46)	(185)	—
Other	—	3	440
Income tax expense (benefit)	$5,105	$31,403	$(31,402)

The components of our net deferred income tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Net deferred income tax asset - Non-current
Warranty cost	$301	$305
Inventory reserve	2,255	2,287
Unearned service revenue	8,930	9,913
Employee stock options	3,772	3,282
Tax credits	4,296	3,688
Loss carryforwards	19,197	18,487
Depreciation	729	1,295
Other, net	—	1,402
Intangibles & goodwill	12,461	14,400
Lease liability	3,690	4,749
Total deferred tax assets	55,631	59,808
Valuation allowance	(37,295)	(35,148)
Total deferred tax assets net of valuation allowance	18,336	24,660
Net deferred income tax liability - Non-current
Other, net	(2,420)	—
Operating lease right-of-use asset	(3,441)	(4,441)
Total deferred tax liabilities	(5,861)	(4,441)
Net deferred tax assets	$12,475	$20,219

Our domestic entities had a net deferred tax liability in the amount of $0.5 million and $0.4 million as of December 31, 2022 and December 31, 2021, respectively. Our foreign entities had net deferred tax assets in the amount of $12.9 million and $20.6 million as of December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 we had U.S. federal and state net operating loss carryforwards of $22.1 million and $90.5 million, respectively. $21.9 million of our federal net operating losses carryforward indefinitely while a portion of our federal and state net operating loss carryforwards will begin to expire in 2034 and 2029, respectively. We also had federal and state R&D credits of $3.2 million and $0.4 million, respectively. The federal credits will begin to expire in 2037 and our state credits carryforward indefinitely. Foreign net operating losses are $48.7 million, the majority of which can be carried forward indefinitely.

At December 31, 2022, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $10.3 million and net operating losses of $9.0 million, the majority of which can be carried forward indefinitely. At December 31, 2021, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $17.3 million and net operating losses of $7.8 million, the majority of which can be carried forward indefinitely.

The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Management's evaluation begins with a jurisdictional review of cumulative gains or losses incurred over recent years. A significant piece of objective negative evidence exists when a jurisdiction has incurred cumulative losses over recent years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. We have valuation allowances of $37.3 million and $35.1 million for the years December 31, 2022 and 2021, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2022, 2021 and 2020 was a $2.1 million increase, $26.5 million increase and $3.7 million increase, respectively. The increase in the valuation allowance for the year ended December 31, 2022 primarily relates to the recording of valuation allowances against our net U.S. and Singapore deferred tax assets.

On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and GILTI tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. At December 31, 2022, we have not provided for approximately $0.4 million of withholding tax on foreign earnings and profits in certain jurisdictions that we intend to invest these earnings indefinitely.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

During 2022, the United States enacted the Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022. We have performed an analysis of the applicable tax law changes and have determined any change would be immaterial.

As of December 31, 2022, 2021 and 2020, our unrecognized tax benefits totaled $2.4 million, $1.7 million and $1.9 million, respectively, which are included in Income taxes payable and offsetting an associated deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2022	2021	2020
Balance at January 1	$1,664	$1,873	$1,924
Additions based on tax positions related to the current year	1,924	53	273
Additions for tax positions of prior years	—	—	—
Lapse of statute of limitations	(1,160)	(262)	(324)
Balance at December 31	$2,428	$1,664	$1,873

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2022.

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2019-2022	N/A
United States - various states	2018-2022	N/A
Germany	2014-2022	N/A
Switzerland	2020-2022	N/A
Singapore	2018-2022	N/A

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. state level and are subject to a three to four year statute of limitations, depending on the state.

12.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2022, we had approximately $42.0 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of December 31, 2022, we also had $23.9 million in long-term commitments for purchases to be delivered after 12 months.
Legal Proceedings — We are not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations.

13.    STOCK COMPENSATION PLAN
We have one compensation plan that provides for the granting of stock options and other share-based awards to key employees and non-employee members of the Board of Directors. The 2022 Equity Incentive Plan (“2022 Plan”) provides for granting options, restricted stock, restricted stock units, dividend equivalent rights or stock appreciation rights to employees and non-employee directors.
We were authorized to grant awards for up to 750,000 shares of common stock under the 2022 Plan, as well as any shares underlying awards outstanding under our 2014 Stock Incentive Plan (the “2014 Plan”) that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason as of the effective date of the 2022 Plan. The 2022 Plan is the successor to and continuation of the 2014 Plan, no additional awards may be granted under the 2014 Plan. All outstanding awards previously granted under the 2014 Plan will remain subject to its previous terms.
There were 22,667 options outstanding at December 31, 2022 under the 2014 Plan at exercise prices between $33.05 and $61.30. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period. There were no options outstanding at December 31, 2022 under the 2022 Plan.
Upon election to the Board, each non-employee director receives an initial equity grant of shares of restricted common stock with a value equal to $100,000, calculated using the closing share price on the date of the non-employee director’s election to the Board. The initial restricted stock grant vests on the third anniversary of the grant date, subject to the non-employee director’s continued membership on the Board. Annually, the non-employee directors are granted restricted shares equal to $175,000 on the first business day following the annual meeting of shareholders, calculated using the closing price of our common stock on that day. The shares of restricted stock granted annually to our non-employee directors and our independent Chairman of the Board vest on the day prior to the following year’s annual meeting date, subject to a non-employee director’s continued membership on the Board. We record compensation cost associated with our restricted stock grants on a straight-line basis over the vesting term. Our non-employee directors also may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2022 Plan and the 2018 Non-Employee Director Deferred Compensation Plan. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service.
Annually, upon approval by our Compensation Committee, we grant stock-based awards, which historically have been in the form of restricted stock units, to certain employees. We also have historically granted restricted stock units to certain new employees throughout the year. The fair value of these stock-based awards is determined by using (a) the current market price of our common stock on the grant date in the case of restricted stock units without a market condition, (b) the Monte Carlo Simulation valuation model in the case of market-based restricted stock units with a market condition.
For the stock-based awards granted in 2022, 2021 and 2020, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The market-based restricted stock unit awards vest at the end of the 3-year performance period if the applicable market-based measure is achieved. The related stock-based compensation expense will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The market-based restricted stock units granted in 2022, 2021 and 2020 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these market-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.

The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the market-based restricted stock units that were granted during 2022, 2021 and 2020 valued using the Monte Carlo Simulation valuation model was $68.62, $145.67 and $80.38, respectively. For market-based restricted stock units granted during 2022, 2021 and 2020 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Year ended December 31
	2022	2021	2020
Risk-free interest rate	2.0%	0.2%	1.2%
Expected dividend yield	—%	—%	—%
Term	3 years	3 years	3 years
Expected volatility	42.5%	45.0%	40.0%

Historical information was the primary basis for the selection of the expected dividend yield and expected volatility. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the term of the award being valued.
A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2022
Outstanding at January 1, 2022	44,524	$56.11
Granted	—	—
Forfeited	(21,857)	59.97
Exercised	—	—
Outstanding at December 31, 2022	22,667	$52.39	1.8	$—
Options exercisable at December 31, 2022	22,667	$52.39	0.2	$—
As no stock options were exercised during the year ended December 31, 2022, the aggregate intrinsic value of stock options exercised was zero. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $3.0 million and $4.2 million, respectively. No stock options vested during the year ended December 31, 2022. The total fair value of stock options vested during the years ended December 31, 2021 and 2020 was $0.2 million and $0.8 million, respectively.
The following table summarizes the restricted stock and restricted stock unit activity and weighted-average grant date fair values for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	350,579	$79.11
Granted	446,701	50.66
Forfeited	(99,477)	68.02
Vested	(119,868)	65.45
Non-vested at December 31, 2022	577,935	$61.86
We recorded total stock-based compensation expense associated with our stock incentive plans of $13.3 million, $11.5 million and $8.3 million in 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $21.5 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted-average period of 1.96.

The following table summarizes total stock-based compensation expense for each of the line items on our consolidated statement of operations:

	Years ended December 31,
	2022	2021	2020
Cost of Sales
Product	$889	$566	$356
Service	161	69	346
Total cost of sales	$1,050	$635	$702
Operating Expenses
Selling, general and administrative	$9,656	$8,985	$6,327
Research and development	2,611	1,836	1,285
Total operating expenses	$12,267	$10,821	$7,612
Total stock-based compensation	$13,317	$11,456	$8,314

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

	Years Ended December 31,
	2022			2021		2020
	Shares		Per-Share Amount	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic earnings per share	18,318,191		$(1.46)	18,187,946	$(2.20)	17,769,958	$0.04
Effect of dilutive securities	—		—	—	—	156,366	—
Diluted earnings per share	18,318,191	—	$(1.46)	18,187,946	$(2.20)	17,926,324	$0.04
Securities excluded from the determination of weighted average shares for the calculation of diluted earnings per share, as they were potentially antidilutive	600,602			395,387		—

15.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2022, 2021 and 2020 aggregated to $1.9 million, $1.8 million, and $1.8 million, respectively.

16.    GEOGRAPHIC INFORMATION
Our executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources. Our CEO, who is also our Chief Operating Decision Maker (“CODM”) allocates resources to each function and evaluates performance at a consolidated unit level. We do not have separate business units or segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. We report as one reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety. These activities represent more than 99% of consolidated sales.
Total sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2022	2021	2020
Total sales to external customers
United States and Canada	$137,190	$127,661	$119,769
Americas-Other	17,233	12,973	9,057
Germany	41,485	48,772	46,166
EMEA-Other	56,688	55,577	45,224
Japan	21,661	25,997	4,998
China	43,108	40,808	31,748
Asia-Other	28,400	26,026	46,806
	$345,765	$337,814	$303,768
Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2022	2021	2020
Long-Lived Assets
United States	$89,424	$82,845	$42,729
Americas-Other	8,800	9,794	10,415
Germany	22,055	24,415	26,671
EMEA-Other	53,656	10,063	10,966
Japan	617	1,039	1,192
Asia-Other	1,301	1,750	1,960
	$175,853	$129,906	$93,933

17.    LEASES
We have operating and finance leases for manufacturing facilities, corporate offices, research and development facilities, sales and training facilities, vehicles, and certain equipment under which we assume the role of lessee. We do not materially lease assets as a lessor. Our leases have remaining lease terms of less than one year to approximately eight years, some of which include options to extend the leases for up to fifteen years, and some of which include options to terminate the leases within three months. We do not participate in any material subleasing.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$7,212	$7,805

Finance lease cost:
Amortization of ROU assets	$113	$295
Interest on lease liabilities	$18	$20
Total finance lease cost	$131	$315

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the year ended December 31, 2022 and December 31, 2020 was $0.1 million and $0.1 million respectively.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use asset	$18,989	$22,543

Current operating lease liability	$5,535	$5,601
Operating lease liability - less current portion	14,532	18,538
Total operating lease liability	$20,067	$24,139

Finance leases:
Property and equipment, at cost	$1,523	$1,380
Accumulated depreciation	$(1,387)	$(1,222)
Property and equipment, net	$136	$158

Current finance lease liability	$174	$137
Finance lease liability - less current portion	$117	$110
Total finance lease liability	$291	$247

Weighted Average Remaining Lease Term (in years):
Operating leases	4.97	5.69
Finance leases	2.24	2.12

Weighted Average Discount Rate:
Operating leases	5.67%	5.67%
Finance leases	5.31%	5.02%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,513	$7,860
Operating cash flows from finance leases	$18	$20
Financing cash flows from finance leases	$220	$296

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,792	$1,210

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2023	$6,674	$184
2024	$5,245	$73
2025	$3,422	$23
2026	$2,392	$18
2027	$1,579	$10
Thereafter	$4,053	$—
Total lease payments	$23,365	$308
Less imputed interest	$(3,298)	$(17)
Total	$20,067	$291

18.    BUSINESS COMBINATIONS
On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (“SLAM”) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended September 30, 2022. The total purchase price included $29.1 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
The acquisition of GeoSLAM constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.
Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (Final)
Tangible assets acquired:
Accounts receivable	2,452
Inventory	6,576
Property, plant and equipment, net	270
Other assets	505
Total assets acquired	9,803

Liabilities assumed:
Accounts payable and accrued liabilities	(2,375)
Deferred revenue	(1,282)
Other current liabilities	(197)
Total liabilities assumed	(3,854)

Intangible assets	18,610
Net assets acquired	24,559

Deferred income tax liability	(4,969)
Goodwill	25,356
Purchase price paid, net of cash acquired	$44,946

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of December 31, 2022, we have incurred $2.1 million of acquisition or integration costs for the GeoSLAM acquisition. Accounts receivable acquired represent a gross contractual amount of $2.6 million of which we expect to collect $2.5 million. We believe that the fair value of these receivables approximates the net book value given their short term nature. Pro forma financial results for GeoSLAM have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the GeoSLAM acquisition:

	Amount	Weighted Average Life (Years)
Brand	$466	3
Technology	3,828	5
Customer relationships	14,316	15
Fair value of intangible assets acquired	$18,610	13
On December 1, 2022, we completed the acquisition of SiteScape, an innovator in LiDAR 3D scanning software solutions for the AEC and O&M markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. We believe integrating SiteScape’s iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere Platform will allow streamlining multiple capture methods into a single centralized environment on a single coordinate system. We believe this enables FARO’s construction and facilities customers to access a portfolio which now contains low-resolution Lidar, 360° photo, video, mobile mapping and terrestrial laser scanning. The total purchase price included $1.9 million of cash paid, net of cash acquired. The results of SiteScape’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of and for the period ended December 31, 2022.

The acquisition of SiteScape constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent our preliminary determination of the fair value of the assets acquired and liabilities assumed for the acquisitions.
Following is a preliminary summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value (Preliminary)
Intangible assets	807
Goodwill	1,109
Purchase price paid, net of cash acquired	1,916

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of December 31, 2022, we have incurred $0.2 million of acquisition or integration costs for the SiteScape acquisition. Pro forma financial results for SiteScape have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the preliminary purchase price allocated to the intangible assets acquired for the SiteScape acquisition:

	Amount	Weighted Average Life (Years)
Technology	$807	3
Fair value of intangible assets acquired	$807	3

19.    RESTRUCTURING
In the first quarter of 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”), which is intended to support our strategic plan in an effort to improve operating performance and ensure that we are appropriately structured and resourced to deliver increased and sustainable value to our shareholders and customers. Key activities under the Restructuring Plan include a continued focus on efficiency and cost-saving efforts, which included a planned decrease of total headcount.
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina, in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. We are currently evaluating the Lake Mary, Florida and Stuttgart, Germany manufacturing sites with the intention to reduce our leased floor space. However, all of these facilities are mixed-use spaces shared with our service, research and development, or sales teams who continue to use these spaces. The Company, in collaboration with third-party lessors and architectural resources, intends to conduct studies over the feasibility of abandoning or demising leased floor space against our current needs. Our current needs continue to include access to existing spaces previously constructed to closely monitor temperature and vibration for our service and research and development teams. The conclusion of this evaluation and any subsequent approval to abandon or reduce these leased spaces would be considered as a change in the manner of the use of these corresponding assets, and thereby will be evaluated for impairment. We expect to complete this evaluation before the first half of fiscal year 2023. We have completed this evaluation for the Exton, Pennsylvania manufacturing site and entered into an agreement to sublease 17,000 square feet of unused space. As of December 31, 2022, the remaining value of leasehold improvements for the remaining facilities under evaluation is approximately $0.6 million and a portion of this may be impaired, if the Company decides to reduce or abandon the leased space. For the period ended December

31, 2022, we have recognized $0.5 million in impairment expense related to leasehold improvements for the Exton, Pennsylvania manufacturing site. For the period ended December 31, 2021, we have recognized no such expense. Separately, we may also incur future additional charges for the potential modification of leases for these facilities.
In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million during the year ended December 31, 2022 which include expenses to be paid in cash of $3.0 million primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million consisting of the impairment of assets. We paid $6.4 million for the year ended December 31, 2022, primarily consisting of severance and related benefits. Since the approval of the Restructuring Plan, we have paid $25.3 million, primarily consisting of severance and related benefits. Activity related to the accrued restructuring charge and cash payments during the year ended December 31, 2022, and December 31, 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,643	1,330	2,973
Cash payments	(4,767)	(1,597)	(6,364)
Balance at December 31, 2022	$318	$210	$528

Balance at December 31, 2020	$1,481	$866	$2,347
Additions charged to expense	5,197	2,171	7,368
Cash payments	(3,236)	(2,560)	(5,796)
Balance at December 31, 2021	$3,442	$477	$3,919

Balance at February 14, 2020	$—	$—	$—
Additions charged to expense	12,107	3,349	15,456
Cash payments	(10,626)	(2,483)	(13,109)
Balance at December 31, 2020	$1,481	$866	$2,347
Substantially all of our planned activities under the Restructuring Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2023. We have reduced our total headcount by approximately 390 employees. The Company expects to make concluding cash payments of approximately $0.5 million in the remainder of fiscal year 2022, primarily consisting of remaining severance and related benefits.

20.    SUBSEQUENT EVENTS
Subsequent to the year-end, the Company entered into a convertible offering to raise $75 million in aggregate principal amount, and announced an integration plan to streamline and simply operations. Both of these events are detailed below.
A. On January 24, 2023, we issued $75 million in aggregate principal amount of 5.50% Convertible Senior Notes due 2028 (the “Notes”). The Notes are general senior unsecured obligations of the Company.
The Notes will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes will bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the Notes or if the Notes are not freely tradeable as required by the indenture.
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The Company may not redeem the Notes prior to February 5, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, on or after February 5, 2026 and on or before the 50th scheduled trading day immediately before the maturity date, if the last reported sale price of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on and including the last trading day immediately before the date on which the Company provides notice of redemption and (ii) the trading day immediately before the date the Company provides such notice. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) prior to the maturity date, subject to certain conditions, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The net proceeds from this offering were approximately $72.2 million, after deducting the initial purchaser discounts and commissions and the Company’s estimated offering expenses related to the offering. For the year ended December 31, 2022, we have incurred $0.5 million in debt issuance costs primarily related to professional fees which are excluded from the discounts and commissions previously mentioned. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.
B. On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facilities assets to align with current and expected future utilization. As a result, we expect to incur potentially $10 million to $16 million in pre-tax charges through the end of fiscal year 2023. We expect to realize approximately $10 million in annualized cost savings when this plan is complete. In the fourth quarter of 2022, we recorded $1.1 million in asset impairment charges to fully expense the net book value of certain software assets in anticipation of the execution of this plan. These charges are included in restructuring costs. No other charges have been accrued as we have determined separate triggering events which would prompt the recognition of expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of GeoSLAM and SiteScape, which we acquired in 2022. At December 31, 2022 and for the period from acquisition through December 31, 2022, total assets and sales subject to GeoSLAM's and SiteScape's internal control over financial reporting both represented approximately two percent of our consolidated total assets and total sales, respectively, as of and for the year ended December 31, 2022. Based on our assessment under the framework in the 2013 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which appears below.
FARO Technologies, Inc.
Lake Mary, Florida
February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 15, 2023 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of NGH Holdings Limited and its subsidiaries (collectively, “GeoSLAM”) and SiteScape Inc. (“SiteScape”) wholly-owned subsidiaries, whose financial statements reflect total assets and sales constituting approximately 2% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, GeoSLAM and SiteScape were acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of GeoSLAM and SiteScape.
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
/s/ GRANT THORNTON LLP
Jacksonville, Florida
February 15, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    (1) Financial Statements.
The following consolidated financial statements required by this item are included in Part II, Item 8 of this Annual Report under the caption “Financial Statements and Supplementary Data”:
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
(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1**	Stock Purchase Agreement by and among FARO Technologies, Inc., Laser Projection Technologies, Inc., and the Other Parties Listed on the Signature Pages Hereto, dated as of August 26, 2016, Inc.	8-K	000-23081	2.1	August 30, 2016

2.2**	Quota Purchase Agreement, by and among FARO FNH Netherlands Holdings B.V., Opto-Tech SRL, and the Other Parties Listed on the Signature Pages Hereto, dated as of July 13, 2018	8-K	000-23081	2.1	July 19, 2018

3.1	Amended and Restated Articles of Incorporation of FARO Technologies, Inc.	S-1/A	333-32983	3.1	September 10, 1997

3.2	Amended and Restated Bylaws of FARO Technologies, Inc.(a Florida Corporation)	10-K	000-23081	3.2	February 16, 2022

4.1	Specimen of the Company’s Stock Certificate	S-1/A	333-32983	4.1	September 10, 1997

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	000-23081	4.2	February 16, 2022

4.3	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	000-23081	4.1	January 24, 2023

4.4	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	000-23081	4.1, Exhibit A	January 24, 2023

10.1*	FARO Technologies, Inc., 2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement)	Proxy Statement, Schedule 14A	000-23081	Appendix A	April 15, 2009

10.2*	First Amendment to the FARO Technologies, Inc. 2009 Equity Incentive Plan	8-K	000-23081	10.1	April 15, 2011

10.3*	FARO Technologies, Inc. 2014 Incentive Plan	8-K	000-23081	10.1	June 3, 2014

10.4*	FARO Technologies, Inc. 2014 Incentive Plan (as amended May 11, 2018)	8-K	000-23081	10.1	May 15, 2018

10.5*	FARO Technologies, Inc.2022 Equity Incentive Plan and forms of agreement thereunder	10-Q	000-23081	4.2	August 3, 2022

10.6*	Summary of Director Compensation Program (Effective July 1, 2021)	10-Q	000-23081	10.2	October 27, 2021

10.7	Form of Intellectual Property and Confidentiality Agreement between the Company and new employees	10-K	000-23081	10.8	February 29, 2016

10.8*	FARO Technologies 2009 Equity Incentive Plan, Incentive Stock Option Award Agreement	10-K	000-23081	10.10	February 29, 2016

10.9*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Grant	10-K	000-23081	10.12	February 29, 2016

10.10*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	000-23081	10.13	February 29, 2016

10.11*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Unit Award Agreement	10-Q	000-23081	10.4	August 2, 2016

10.12*	FARO Technologies 2014 Incentive Plan, Form of Time-Based Nonqualified Stock Option Award Agreement	10-K	000-23081	10.15	February 24, 2017

10.13*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Award Agreement	10-K	000-23081	10.14	February 21, 2018

10.14*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement	10-Q	000-23081	10.5	May 1, 2019

10.15*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement (Performance-Based)	10-Q	000-23081	10.6	May 1, 2019

10.16*	Amendment to 2019 Performance-Based Restricted Stock Unit Award Agreement	10-K	000-23081	10.15	February 19, 2020

10.17*	Employment Agreement between FARO Technologies, Inc. and Michael Burger, dated as of April 5, 2019	8-K	000-23081	10.1	April 9, 2019

10.18*	Offer of Employment Letter between FARO Technologies, Inc. and Allen Muhich, dated as of July 15, 2019	8-K	000-23081	10.1	July 16, 2019

10.19*	FARO Technologies, Inc. Key Executive Change in Control and Severance Plan, dated as of October 25, 2022	10-Q	000-23081	10.1	November 2, 2022

10.20*	2018 Non-Employee Director Deferred Compensation Plan, as amended					X

10.21*	Form of Deferred Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	000-23081	10.25	February 21, 2019

10.22*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	000-23081	10.26	February 21, 2019

10.23	Office Flex Lease [Triple Net], 250 Technology Parkway, Lake Mary, FL, dated as of September 26, 2007, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada	10-K	000-23081	10.15	March 10, 2008

10.24	First Amendment to Lease Agreement, dated as of October 1, 2009, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada	10-K	000-23081	10.27	February 26, 2010

10.25	Second Amendment to Office Flex Lease between RCS - Tech Park, LLC and FARO Technologies, Inc., dated as of February 27, 2019	8-K	000-23081	10.1	March 5, 2019

10.26	Amended and Restated Lease Agreement, dated as of October 1, 2009, by and between FARO Technologies, Inc. and Emma Investments, LLC	10-K	000-23081	10.26	February 26, 2010

10.27	First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of May 14, 2014	8-K	000-23081	10.1	May 16, 2014

10.28	Second Amendment to Amended and Restated Lease Agreement, dated as of January 29, 2019, by and between FARO Technologies, Inc. and Emma Investments, LLC	8-K	000-23081	10.1	January 31, 2019

10.29	Agreement of Lease (Amendment and Restatement) between 290 National Road Limited Partnership and FARO Technologies, Inc., dated as of September 9, 2014	8-K	000-23081	10.1	September 12, 2014

10.30	Assignment and Assumption of Lease, dated as of April 21, 2017, by and between FARO Technologies, Inc., Instrument Associates, LLC and Century Park, L.L.C.	10-K	000-23081	10.27	February 21, 2018

10.31	Non-residential Tenancy Agreement, dated as of July 1, 2017, by and between Eredi Martinelli Marmi E Graniti S.p.A. and Opto-tech S.R.L.	10-K	000-23081	10.35	February 21, 2019

10.32*	Form of Director Indemnification Agreement	8-K	000-23081	10.1	October 28, 2020

10.33*	Form of Officer Indemnification Agreement	8-K	000-23081	10.2	October 28, 2020

10.34	Settlement Agreement between General Services Administration and FARO Technologies, Inc. dated as of February 25, 2021	8-K	000-23081	10.1	March 2, 2021

10.35	Manufacturing Services Agreement by and Between FARO Technologies, Inc. and Sanmina corporation dated as of July 15, 2021	10-Q	000-23081	10.3	October 27, 2021

10.36*	Severance Agreement and General Release by and between FARO Technologies, Inc. and Kevin Beadle, dated as of April 21, 2022	10-Q	000-23081	10.1	April 27, 2022

21.1	FARO Technologies, Inc. List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP					X

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).					X

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Properties	X

101	The following information from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)	X

*	Indicates management contracts or compensatory plans or arrangements
**	Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARO TECHNOLOGIES, INC.

Date:	February 15, 2023	By:	/s/ Allen Muhich
Allen Muhich, Chief Financial Officer
(Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints each of MICHAEL BURGER AND ALLEN MUHICH as his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael Burger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 15, 2023
Michael Burger

/s/ Allen Muhich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2023
Allen Muhich

/s/ Yuval Wasserman	Chairman of the Board and Director	February 15, 2023
Yuval Wasserman

/s/ Lynn Brubaker	Director	February 15, 2023
Lynn Brubaker

/s/ Stephen R. Cole	Director	February 15, 2023
Stephen R. Cole

/s/ John Donofrio	Director	February 15, 2023
John Donofrio

/s/ Jeroen van Rotterdam	Director	February 15, 2023
Jeroen van Rotterdam

/s/ Alex Davern	Director	February 15, 2023
Alex Davern

/s/ Moonhie Chin	Director	February 15, 2023
Moonhie Chin

/s/ Rajani Ramanathan	Director	February 15, 2023
Rajani Ramanathan

/s/ Jawad Ahsan	Director	February 15, 2023
Jawad Ahsan