Form 10-Q
period 2023-03-31
FARO TECHNOLOGIES INC
filed 2023-05-08
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No  ☒

There were 18,902,121 shares of the registrant’s common stock outstanding as of May 4, 2023.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,564	$37,812
Short-term investments	20,024	—
Accounts receivable, net	90,238	90,326
Inventories, net	50,886	50,026
Prepaid expenses and other current assets	45,830	41,201
Total current assets	275,542	219,365
Non-current assets:
Property, plant and equipment, net	19,505	19,720
Operating lease right-of-use assets	17,605	18,989
Goodwill	108,051	107,155
Intangible assets, net	48,793	48,978
Service and sales demonstration inventory, net	30,917	30,904
Deferred income tax assets, net	24,271	24,192
Other long-term assets	4,044	4,044
Total assets	$528,728	$473,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,888	$27,286
Accrued liabilities	26,180	23,345
Income taxes payable	7,282	6,767
Current portion of unearned service revenues	36,792	36,407
Customer deposits	6,389	6,725
Lease liabilities	5,479	5,709
Total current liabilities	105,010	106,239
Loan - 5.50% convertible Senior Notes	72,379	—
Unearned service revenues - less current portion	21,101	20,947
Lease liabilities - less current portion	13,287	14,649
Deferred income tax liabilities	11,897	11,708
Income taxes payable - less current portion	8,718	8,706
Other long-term liabilities	23	49
Total liabilities	232,415	162,298
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,276,813 and 20,156,233 issued, respectively; 18,902,121 and 18,780,013 outstanding, respectively	20	20
Additional paid-in capital	331,875	328,227
Retained earnings	25,624	46,788
Accumulated other comprehensive loss	(30,551)	(33,331)
Common stock in treasury, at cost - 1,374,692 and 1,376,220 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	296,313	311,049
Total liabilities and shareholders’ equity	$528,728	$473,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2023	March 31, 2022
Sales
Product	$65,240	$56,730
Service	19,727	19,926
Total sales	84,967	76,656
Cost of sales
Product	33,957	24,333
Service	11,294	11,297
Total cost of sales	45,251	35,630
Gross profit	39,716	41,026
Operating expenses
Selling, general and administrative	41,376	35,490
Research and development	12,718	12,128
Restructuring costs	4,238	600
Total operating expenses	58,332	48,218
Loss from operations	(18,616)	(7,192)
Other (income) expense
Interest expense	835	8
Other income, net	(220)	(13)
Loss before income tax expense	(19,231)	(7,187)
Income tax expense	1,933	2,500
Net loss	$(21,164)	$(9,687)
Net loss per share - Basic	$(1.12)	$(0.53)
Net loss per share - Diluted	$(1.12)	$(0.53)
Weighted average shares - Basic	18,816,110	18,240,299
Weighted average shares - Diluted	18,816,110	18,240,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net loss	$(21,164)	$(9,687)
Currency translation adjustments, net of income taxes	2,780	(1,984)
Comprehensive loss	$(18,384)	$(11,671)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows from:
Operating activities:
Net loss	$(21,164)	$(9,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,413	3,012
Stock-based compensation	3,634	2,867
Deferred income tax expense (benefit)	562	66
Provision for excess and obsolete inventory	344	229
Loss on disposal of assets	69	112
Provisions for bad debts, net of recoveries	33	16
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	2,378	1,449
Inventories	(1,530)	(2,065)
Prepaid expenses and other current assets	(4,219)	(3,313)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(2,450)	(1,682)
Income taxes payable	(102)	1,261
Customer deposits	(433)	492
Unearned service revenues	121	206
Net cash used in operating activities	(18,344)	(7,037)
Investing activities:
Purchases of property and equipment	(1,688)	(2,442)
Purchases of short-term investments	(20,024)	—
Cash paid for technology development, patents and licenses	(1,820)	(2,612)
Net cash used in investing activities	(23,532)	(5,054)
Financing activities:
Payments on finance leases	(44)	(58)
Payments for taxes related to net share settlement of equity awards	14	(916)
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	72,310	—
Net cash provided by (used in) financing activities	72,280	(974)
Effect of exchange rate changes on cash and cash equivalents	348	(1,732)
Increase (Decrease) in cash and cash equivalents	30,752	(14,797)
Cash and cash equivalents, beginning of period	37,812	121,989
Cash and cash equivalents, end of period	$68,564	$107,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	$20	$331,875	$25,624	$(30,551)	$(30,655)	$296,313

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	$20	$302,877	$63,857	$(19,358)	$(30,657)	$316,739
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

NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our consolidated financial statements include the accounts of FARO Technologies, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net income (loss).
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying December 31, 2022, condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of sales
Product	$240	$160
Service	32	39
Total cost of sales	$272	$199

Operating expenses
Selling, general and administrative	$2,568	$2,221
Research and development	794	447
Total operating expenses	$3,362	$2,668
Total stock-based compensation	$3,634	$2,867

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
In August 2020, the FASB issued ASU No. 2020-06—Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update simplifies the accounting for convertible instruments that were previous separated into a debt component and an equity component, and our convertible debt was already determined to be a single debt instrument that did not require bifurcation. The Company adopted ASU 2020-06 as of January 1, 2022, and therefore, the Notes (as defined below) would not be subject any beneficial conversion or cash conversion guidance. Moreover, the Company did not elect the fair value option - as defined in ASC 825 and 815 - to present the Notes on its financial statements.
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	For the Three Months Ended March 31,
	2023	2022
Product sales
Product transferred to customers at a point in time	$59,892	$51,480
Product transferred to customers over time	5,348	5,250
Total product sales	$65,240	$56,730

	For the Three Months Ended March 31,
	2023	2022
Service sales
Service transferred to customers at a point in time	$8,390	$8,703
Service transferred to customers over time	11,337	11,223
Total service sales	$19,727	$19,926

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	For the Three Months Ended March 31,
	2023	2022
Total sales to external customers
Americas (1)	$42,343	$36,677
EMEA (1)	24,165	22,136
APAC (1)	18,459	17,843
	$84,967	$76,656

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2023, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.1 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2023. As of December 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2022.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three months ended March 31, 2023, we recognized $11.4 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2022. During the three ended March 31, 2022, we recognized $10.9 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2021.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for March 31, 2023 and March 31, 2022 was approximately $0.2 million, and $0.2 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.

NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accounts receivable	$92,466	$92,611
Allowance for credit losses	(2,228)	(2,285)
Total	$90,238	$90,326

Activity related to the allowance for credit losses was as follows:

Three Months Ended March 31, 2023
Beginning balance of the allowance for credit losses	$2,285
Current period provision for expected credit losses, net of recoveries	33
Charge-offs of amounts previously expensed	(90)
Ending balance of the allowance for credit losses	$2,228

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
Inventories consist of the following:

	As of March 31, 2023	As of December 31, 2022
Raw materials	$30,960	$33,076
Finished goods	19,926	16,950
Inventories, net	$50,886	$50,026

Service and sales demonstration inventory, net	$30,917	$30,904

NOTE 8 – NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of Notes (as defined in Note 16). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended March 31, 2023, there were approximately 1,077,583 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended March 31, 2022, there were approximately 599,083 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company has issued $75 million aggregate principal amount of Notes on January 24, 2023, which, if converted, would result in the issuance of a maximum of 2,124,645 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,816,110	$(1.12)	18,240,299	$(0.53)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,816,110	$(1.12)	18,240,299	$(0.53)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued compensation and benefits	$11,910	$12,483
Accrued restructuring costs	3,970	528
Accrued warranties	2,682	2,610
Professional and legal fees	2,516	1,662
Taxes other than income	2,459	3,737
Other accrued liabilities	2,643	2,325
Total accrued liabilities	$26,180	$23,345

Activity related to accrued warranties was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Balance, beginning of period	$2,610	$1,880
Provision for warranty expense	736	618
Fulfillment of warranty obligations	(664)	(750)
Balance, end of period	$2,682	$1,748

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
Liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	As of March 31, 2023
	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities (due in 6 months) (1)	20,024	$—	$—
Liabilities:
Contingent consideration (2)	$—	$—	$1,043
Total	$20,024	$—	$1,043
	As of December 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (2)	$—	$—	$1,043
Total	$—	$—	$1,043

(1)As of March 31, 2023, the Company held U.S. Treasury securities with a total fair value of $35.0 million. Of this amount, $20.0 million represents Treasury bills with a 6-month maturity, and are included as short-term investments on the Condensed Consolidated Balance Sheets. These securities were classified as Level 1 investments in the above fair value hierarchy. The remaining $15.0 million represents Treasury bills with a 3-month maturity, which were included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheets. The fair value of the U.S. Treasury securities with 6-months maturity was determined using quoted market prices in active markets, which represents Level 1 inputs in the fair value hierarchy.

(2)Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was approximately $1.0 million as of March 31, 2023. We expect to make payments earned by former owners under these arrangements on August 31, 2023.
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina, in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. We are currently evaluating the Lake Mary, Florida and Stuttgart, Germany manufacturing sites with the intention to reduce our leased floor space. However, all of these facilities are mixed-use spaces shared with our service, research and development, or sales teams who continue to use these spaces. The Company, in collaboration with third-party lessors and architectural resources, intends to conduct studies over the feasibility of abandoning or demising leased floor space against our current needs. Our current needs continue to include access to existing spaces previously constructed to closely monitor temperature and vibration for our service and research and development teams. The conclusion of this evaluation and any subsequent approval to abandon or reduce these leased spaces would be considered as a change in the manner of the use of these corresponding assets, and thereby will be evaluated for impairment. We expect to complete this evaluation before the first half of fiscal year 2023. We have completed this evaluation for the Exton, Pennsylvania manufacturing site and entered into an agreement to sublease 17,000 square feet of unused space. As of March 31, 2023, the remaining value of leasehold improvements for the remaining facilities under evaluation is approximately $0.6 million and a portion of this may be impaired, if the Company decides to reduce or abandon the leased space. Since the approval of the Restructuring Plan, we have paid $24.8 million, primarily consisting of severance and related benefits. As of March 31, 2023, we have completed all of our planned activities under the 2020 restructuring plan and have rolled forward the $0.5 million in remaining amounts payable to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of March 31, 2023, we expected to incur total pre-tax charges in the range of $10 million to $16 million through the end of fiscal year 2023, and expected to realize approximately $10 million in annualized cost savings when this plan is complete. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings (see Note 17 - Subsequent Events, for further details). In the first quarter of 2023, we have recognized $4.2 million in restructuring costs associated with the Integration Plan, and paid $0.8 million during the same period; primarily consisting of severance and related benefits.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the first quarter ended March 31, 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at January 1, 2023	$318	$210	$528
Additions charged to expense	4,118	120	4,238
Cash payments	(796)		(796)
Balance at March 31, 2023	$3,640	$330	$3,970

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2023, we had approximately $29.7 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of March 31, 2023, we also had $23.9 million in long-term commitments for purchases to be delivered after 12 months.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$1,730	$1,806

Finance lease cost:
Amortization of ROU assets	15	48
Interest on lease liabilities	3	5
Total finance lease cost	$18	$53

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended March 31, 2023 and March 31, 2022 were both less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$17,605	$18,989

Current operating lease liabilities	$5,479	$5,535
Operating lease liabilities - less current portion	13,287	14,532
Total operating lease liabilities	$18,766	$20,067

Finance leases:
Property and equipment, at cost	$1,523	$1,523
Accumulated amortization	(1,402)	(1,387)
Property and equipment, net	$121	$136

Current finance lease liabilities	$160	$174
Finance lease liabilities - less current portion	86	117
Total finance lease liabilities	$246	$291

Weighted Average Remaining Lease Term (in years):
Operating leases	4.89	4.97
Finance leases	2.12	2.24

Weighted Average Discount Rate:
Operating leases	5.70%	5.67%
Finance leases	5.30%	5.31%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,773	$1,853
Operating cash flows from finance leases	$3	$5
Financing cash flows from finance leases	$44	$58

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2023 (excluding the first 6 months)	$4,911	$137
2024	5,247	73
2025	3,422	23
2026	2,392	18
2027	1,579	9
Thereafter	4,052	—
Total lease payments	$21,603	$260
Less imputed interest	(2,837)	(14)
Total	$18,766	$246
NOTE 14 – INCOME TAXES
For the three months ended March 31, 2023, we recorded an income tax expense of $1.9 million compared with an income tax benefit of $2.5 million for the three months ended March 31, 2022. Our effective tax rate was -10.1% for the three months ended March 31, 2023, compared with -34.8% in the prior year period. The tax rate for 2023 reflects a tax expense on a pre-tax loss consistent with the prior year period. The change in our income tax expense and our effective tax rate were primarily due to the continued impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the continued effects of the Act on the forecasted domestic taxable income for the year ending December 31, 2023. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.

NOTE 15 - BUSINESS COMBINATIONS

On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (SLAM) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended March 31, 2023. The total purchase price included $29 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
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

Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value
Tangible assets acquired:
Accounts receivable	$2,452
Inventory	6,576
Property, plant and equipment, net	270
Other assets	505
Total assets acquired	9,803

Liabilities assumed:
Accounts payable and accrued liabilities	(2,187)
Deferred revenue	(1,282)
Other current liabilities	(289)
Total liabilities assumed	(3,758)

Intangible assets	18,610
Net assets acquired	24,655

Deferred income tax liability	4,472
Goodwill	24,763
Purchase price paid, net of cash acquired	$44,946

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of March 31, 2023, we have incurred $2.1 million of acquisition or integration costs for the GeoSLAM acquisition. Accounts receivable acquired represent a gross contractual amount of $2.6 million of which we expect to collect $2.5 million. We believe that the fair value of these receivables approximates the net book value given their short term nature. Pro forma financial results for GeoSLAM have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of March 31, 2023, we have incurred $0.2 million of acquisition or integration costs for the SiteScape acquisition. Pro forma financial results for SiteScape have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the SiteScape acquisition:

	Amount	Weighted Average Life (Years)
Technology	$807	3
Fair value of intangible assets acquired	$807	3

NOTE 16 - DEBT
On January 24, 2023, the Company issued $75 million aggregate principal amount of 5.50% Convertible Senior Notes due 2028 (the “Notes”). The Notes are general senior unsecured obligations of the Company and will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes will bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023.
The Notes are convertible into shares of the Company’s common stock at an initial conversion price of approximately $42.36 per share, which represents a premium of approximately 20% to the $35.30 per share closing market price of the common stock on January 19, 2023.
The proceeds from the issuance of the Notes are presented under the long term liabilities of our condensed consolidated balance sheet. The net proceeds from the issuance of the Notes were approximately $72.2 million, after deducting underwriting discounts and other offering expenses. The Company intends to use the net proceeds from this offering to fund working capital needs and for general corporate purposes. As of March 31, 2023, the outstanding principal balance of the Notes was $75 million. The Company is in compliance with all covenants under the indenture governing the Notes.
As of March 31, 2023, the future minimum payments for interest on our outstanding convertible debt for the next five years are as follows:

Year Ending	Minimum Interest Payments
2023	$2,154
2024	$4,125
2025	$4,125
2026	$4,125
2027	$4,125

NOTE 17 - SUBSEQUENT EVENTS
Subsequent to the quarter-end, the Company announced the retirement of its President and Chief Executive Officer, Michael Burger, to be effective on July 1, 2023, and an amendment to the Integration Plan approved on February 7, 2023.
A. The Company announced on May 3, 2023 that Michael Burger, its President and Chief Executive Officer, has informed the Company of his intention to retire as President and Chief Executive Officer of the Company, with the retirement to be effective July 1, 2023. The Company and Mr. Burger intend to enter into a transition agreement relating to Mr. Burger’s retirement and continuing service as an advisor to the Company for a period of time thereafter.
The Company also announced the appointment of Yuval Wasserman, the Company’s current Chairman of the Board, as the Company’s Executive Chairman, effective May 4, 2023. As of such date, Mr. Wasserman will be, on an interim basis, the most senior executive officer of the Company, and the Company’s principal executive officer for purposes of the rules and regulations of the Securities and Exchange Commission. Upon Mr. Burger’s retirement, Mr. Wasserman will also assume the role of Interim Chief Executive Officer.
B. On May 3, 2023, an amendment to the Integration Plan was approved by our Board of Directors. The original approval anticipated pre-tax charges in the range of $10 million to $16 million, along with an anticipated annualized savings of approximately $10 million. The amendment approves pre-tax charges in the range of $22 million to $28 million, with a targeted annualized savings of approximately $20 million to $30 million. The increase in expected savings reflects our revised growth expectations for the remainder of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securites and Exchange Commission on February 15, 2023 (the Annual Report”).
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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless otherwise required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

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
•our inability to successfully execute our strategic plan, Integration Plan (defined below) and Restructuring Plan (defined below), including but not limited to additional impairment charges including existing leasehold improvements and/or higher than expected severance costs and exit costs, and our inability to realize the expected benefits of such plans;
•our inability to realize the anticipated benefits of our partnership with Sanmina (defined below);
•our inability to reasonably source essential equipment and materials to manufacture our products as a result of global supply shortages;
•the effect of inflationary pressures, rising interest rates, and instability in the banking sector, and its impact on our business operations;
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
•the loss or change of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements;
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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report, elsewhere in this Quarterly Report on Form 10-Q, and in other SEC filings.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review such risks and uncertainties included in this Quarterly Report, unless otherwise required by law.

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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. No such instruments were utilized by the Company in 2023, 2022 or 2021. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Restructuring Plan and Integration Plan
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (Nasdaq: SANM) (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, and Stuttgart, Germany manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. We are currently evaluating these manufacturing sites with the intention to reduce our leased floor space. However, all of these facilities are mixed-use spaces shared with our service, research and development, or sales teams who continue to use these spaces. The Company, in collaboration with third party lessors and architectural resources, intends to conduct studies over the feasibility of abandoning or demising leased floor space against our current needs. Our current needs continue to include access to existing spaces previously constructed to closely monitor temperature and vibration for our service and research and development teams. The conclusion of this evaluation and any subsequent approval to abandon or reduce these leased spaces would be considered as a change in the manner of the use of these corresponding assets, and thereby will be evaluated for impairment. We expect to complete this evaluation before the first half of fiscal year 2023. As of March 31, 2023, the remaining value of leasehold improvements for these facilities is approximately $0.6 million and a portion of this may be impaired, if the Company decides to reduce or abandon the leased space. Separately, we may also incur additional charges for the modification of leases for these facilities.
Substantially all of our planned activities under the Restructuring Plan are complete and any final steps will be performed as a part of the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of March 31, 2023, we expected to incur total pre-tax charges in the range of $10 million to $16 million through the end of fiscal year 2023, and expected to realize $10 million in annualized cost savings when this plan is complete. This plan was amended on May 3, 2023. As of the date of this filing and per the amendment on May 3, 2023, the total expected pre-tax charges are in the range of $22 million to $28 million. We now expect to realize annualized cost savings in the range of $20 million to $30 million when this plan is complete. In the first quarter of 2023, we have recognized $4.2 million in restructuring costs associated with the Integration Plan, and paid $0.8 million during the same period; primarily consisting of severance and related benefits. Also, in the fourth quarter of 2022, we’ve taken a $1.1 million asset impairment charge to fully expense the net book value of certain software assets. These costs were included in the financial results of the fourth quarter of 2022.

Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere represents the first step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We have released the first phase of FARO Sphere to our customers during the second quarter of 2022. A key aspect our our Integration Plan is to consolidate our cloud-based offerings into a single Unified Software Environment.
Revenue from our current software products was $10.3 million and $10.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $16.7 million and $16.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.3 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
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
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current Assets:
Prepaid expenses and other current assets	$13,816	$14,674
Current Liabilities:
Accounts payable (1)	$3,250	$5,137
(1) As of March 31, 2023, we had a net payable balance of $3.3 million, which includes $8.7 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina. As of December 31, 2022, we had a net payable balance of $5.1 million, which included $10.6 million of accounts receivable due from Sanmina and $15.7 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three months ended March 31,
(dollars in thousands)	2023	% of Sales	2022	% of Sales
Sales
Product	$65,240	76.8%	$56,730	74.0%
Service	19,727	23.2%	19,926	26.0%
Total sales	84,967	100.0%	76,656	100.0%
Cost of sales
Product	33,957	40.0%	24,333	31.7%
Service	11,294	13.3%	11,297	14.7%
Total cost of sales	45,251	53.3%	35,630	46.5%
Gross profit	39,716	46.7%	41,026	53.5%
Operating expenses
Selling, general and administrative	41,376	48.7%	35,490	46.3%
Research and development	12,718	15.0%	12,128	15.8%
Restructuring costs	4,238	5.0%	600	0.8%
Total operating expenses	58,332	68.7%	48,218	62.9%
Loss from operations	(18,616)	(21.9)%	(7,192)	(9.4)%
Other (income) expense
Interest (income) expense, net	835	1.0%	8	—%
Other (income) expense, net	(220)	(0.3)%	(13)	—%
Loss before income tax benefit	(19,231)	(22.6)%	(7,187)	(9.4)%
Income tax expense (benefit)	1,933	2.3%	2,500	3.3%
Net loss	$(21,164)	(24.9)%	$(9,687)	(12.6)%

Consolidated Results
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Sales. Total sales increased by $8.3 million, or 10.8%, to $85.0 million for the three months ended March 31, 2023 from $76.7 million for the three months ended March 31, 2022. The increase was primarily driven by our product sales, as our service sales remained consistent with the comparable period. Total product sales increased by $8.5 million, or 15.0%, to $65.2 million for the three months ended March 31, 2023 from $56.7 million for the three months ended March 31, 2022. Total product sales increased due to an increased global demand for our Focus Laser Scanner and Quantum Max Arm, combined with the addition of GeoSLAM product sales of $4.0 million.
Gross profit. Gross profit decreased by $1.3 million, or 3.2%, to $39.7 million for the three months ended March 31, 2023 from $41.0 million for the three months ended March 31, 2022, and gross margin decreased by 6.8 percentage points to 46.7% for the three months ended March 31, 2023 from 53.5% for the three months ended March 31, 2022. Gross margin from product revenue decreased by 9.1 percentage points to 48.0% for the three months ended March 31, 2023 from 57.1% for the prior year period primarily due to unfavorable price variances due to global supply shortages. The higher cost of raw materials primarily stems from sourcing semiconductor components in an extremely tight broker market, where we had to make large payments to secure delivery in advance of receiving certain components, since the third quarter of 2023. As of March 31, 2023, these advance payments included in Inventories, net, on our Consolidate Balance Sheets accounts for $8.6 million. We expect amortizing these amounts in the second and third quarters of 2023, in correlation with the receipt and consumption of the associated materials. We anticipate continued unfavorable price variances until global supply and cost conditions normalize. However, we are expecting our continued shift in supply chain sourcing to Southeast Asia to positively impact gross margins in 2024. Gross margin from service revenue decreased by 0.6 percentage points to 42.7% for the three months ended March 31,

2023 from 43.3% for the prior year period, primarily due to higher service component pricing with a relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.9 million, or 16.6%, to $41.4 million for the three months ended March 31, 2023 from $35.5 million for the three months ended March 31, 2022. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions of GeoSLAM and SiteScape, and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 2.4 percentage points to 48.7% for the three months ended March 31, 2023 from 46.3% for the three months ended March 31, 2022. Our worldwide period-ending selling, general and administrative headcount increased by 42, or 5.6%, to 795 at March 31, 2023, from 753 at March 31, 2022.
Research and development expenses. Research and development expenses increased by $0.6 million, or 4.9%, to $12.7 million for the three months ended March 31, 2023 from $12.1 million for the three months ended March 31, 2022. Research and development expenses as a percentage of sales decreased to 15.0% for the three months ended March 31, 2023 from 15.8% for the three months ended March 31, 2022.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. Restructuring costs included in operating expenses increased by $3.6 million to $4.2 million for the three months ended March 31, 2023 from $0.6 million for the three months ended March 31, 2022 primarily consisting of accrued severance and related benefits charges and professional fees.
Interest (income) expense, net. We recorded net interest expense of $0.8 million for the three months ended March 31, 2023 and net interest expense of less than $0.1 million for the three months ended March 31, 2022.
Other income, net. For the three months ended March 31, 2023, other income was $0.2 million compared with other expense of less than $0.1 million for the three months ended March 31, 2022.
Income tax expense (benefit). For the three months ended March 31, 2023 we recorded an income tax expense of $1.9 million compared with an income tax benefit of $2.5 million for the three months ended March 31, 2022. Our effective tax rate was -10.1% for the three months ended March 31, 2023 compared with -34.8% in the prior year period. The tax rate for 2023 reflects a tax expense on a pre-tax loss consistent with the prior year period. The change in our income tax expense and our effective tax rate were primarily due to the continued impact of the capitalization of research and development (“R&D”) expenditures for income tax purposes. The Tax Cuts and Jobs Act (the “Act”) requires the capitalization and amortization of R&D costs incurred after December 31, 2021. We have considered the continued effects of the Act on the forecasted domestic taxable income for the year ending December 31, 2023. Our entity in the United States remains in a full valuation allowance position, hence we were not able to recognize the tax benefits associated with the capitalization of these R&D expenditures.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pretax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pretax income or loss recognized during the quarter.
Net loss. Our net loss was $21.2 million for the three months ended March 31, 2023 compared with net loss of $9.7 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $30.8 million to $68.6 million at March 31, 2023, from $37.8 million at December 31, 2022. The increase was primarily driven by our issuance of the Notes.
Cash used in operating activities was $18.3 million during the three months ended March 31, 2023, compared to $7.0 million of cash used in operating activities during the three months ended March 31, 2022. The increase was due to a larger current year net loss and changes in working capital accounts, primarily consisting of an increase in other current assets originating from the timing of refunds on value-added tax payments. We received approximately $9.0 million of the aforementioned tax refunds in the first half of the second quarter of 2023.
Cash used in investing activities during the three months ended March 31, 2023, was $23.5 million compared to cash used in investing activities of $5.1 million during the three months ended March 31, 2022. The increase was primarily due to the Company’s investment of $20.0 million in U.S. Treasury securities with a 6-month maturity.
Cash provided by financing activities was $72.3 million during the three months ended March 31, 2023, compared to cash used in financing activities of $1.0 million for the three months ended March 31, 2022. The increase was primarily due to the Company's issuance of the Notes. The Notes are general senior unsecured obligations of the Company.
The Notes will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the Notes or if the Notes are not freely tradeable as required by the indenture.
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture (governing the Notes).
The Company may not redeem the Notes prior to February 5, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, on or after February 5, 2026, and on or before the 50th scheduled trading day immediately before the maturity date, if the last reported sale price of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on and including the last trading day immediately before the date on which the Company provides notice of redemption and (ii) the trading day immediately before the date the Company provides such notice. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.
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
The net proceeds from this offering were approximately $72.2 million, after deducting the initial purchaser discounts and commissions and the Company’s estimated offering expenses related to the offering. For the three months ended March 31, 2023, we have incurred $0.5 million in debt issuance costs primarily related to professional fees which are excluded from the discounts and commissions previously mentioned. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.
Of our cash and cash equivalents, $31.6 million was held by foreign subsidiaries as of March 31, 2023. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three-month period ended March 31, 2023, under this program. As of March 31, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2023, we had $29.7 million in purchase commitments that are expected to be delivered within the next 12 months. We also had $23.9 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.
Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of March 31, 2023, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2023, 54% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 56% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase.
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

Item 4. Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report, before deciding to invest in, or retain, shares of our common stock. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report, in this Quarterly Report, and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report, other than as set forth below.
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, in March 2023, Silicon Valley Bank (“SVB”), was placed into receivership with the FDIC, and all funds held at SVB were temporarily inaccessible to SVB’s customers and then in May 2023, First Republic Bank was also placed into receivership with the FDIC, and substantially all of its assets were sold to JPMorgan Chase Bank, National Association. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, or we may lose, some or all of our existing cash, cash equivalents and investments, to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments, or the loss of some or all of such funds, or inability to timely pay key vendors and others, could have a material adverse effect on our operations and cause us to seek additional capital sooner than planned.
Our executive management team has gone through significant changes and any failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.
The loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Our executive management team has gone through a significant transition over the course of the last three years, including the hiring of a new President and Chief Executive Officer and a new Chief Financial Officer and most recently, the announcement of the retirement of our President and Chief Executive Officer and the appointment of our current Chairman, Yuval Wasserman, as our Executive Chairman, who will also assume the role of Interim Chief Executive Officer. Any changes and turnover of management could also adversely impact our stock price, and our client relationships and could make recruiting for future management positions more difficult. Moreover, we face competition for qualified personnel and we continue to rely, in part, on equity awards to attract and retain qualified personnel. Our ability to attract and retain qualified personnel could result in increased salaries and other compensation expenses and could negatively affect our profitability.
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

The market price of our common stock may also be affected by announcements of executive leadership changes or our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline significantly. Volatility in our stock price may result in the inability of our shareholders to sell their shares at or above the price at which they purchased them.
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At March 31, 2023, we had approximately 20.1 million shares outstanding held by non-affiliates. Our daily trading volume for the quarter ended March 31, 2023 averaged approximately 180,034 shares.
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
On February 14, 2020, our Board of Directors approved a global restructuring plan, which is intended to support our new strategic plan in an effort to improve operating performance and to help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”), which is intended to streamline and simplify operations particularly around recent acquisitions and the resulting redundant operations and offerings, and on May 3, 2023, amended the Integration Plan, to further increase savings. Actual results, including the final costs of these restructuring plans, our new strategic plan and our ability to sustain savings, may differ materially from our expectations, resulting in our inability to realize the expected benefits of these restructuring plans and negatively impact our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2023 under this program. As of March 31, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
On May 3, 2023, an amendment to the Integration Plan was approved by our Board of Directors. The original approval anticipated pre-tax charges in the range of $10 million to $16 million, along with an anticipated annualized savings of approximately $10 million. The amendment approves pre-tax charges in the range of $22 million to $28 million, with a targeted annualized savings of approximately $20 million to $30 million.

The Integration Plan is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	333-32983	3.1	September 10,1997

3.2	Amended and Restated Bylaws	10-K	0-23081	3.2	February 16, 2022

4.1	Specimen Stock Certificate	S-1/A	333-32983	4.1	September 10, 1997

4.2	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	000-23081	4.1	January 24, 2023

4.3	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	000-23081	4.1, Exhibit A	January 24, 2023

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

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

FARO Technologies, Inc.
(Registrant)

Date: May 8, 2023	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)