Form 10-Q
period 2023-06-30
FARO TECHNOLOGIES INC
filed 2023-08-02
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No  ☒

There were 18,949,528 shares of the registrant’s common stock outstanding as of July 31, 2023.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,228	$37,812
Short-term investments	20,240	—
Accounts receivable, net	88,293	90,326
Inventories, net	41,560	50,026
Prepaid expenses and other current assets	38,551	41,201
Total current assets	256,872	219,365
Non-current assets:
Property, plant and equipment, net	23,247	19,720
Operating lease right-of-use assets	13,315	18,989
Goodwill	108,883	107,155
Intangible assets, net	48,643	48,978
Service and sales demonstration inventory, net	23,063	30,904
Deferred income tax assets, net	24,221	24,192
Other long-term assets	4,039	4,044
Total assets	$502,283	$473,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,241	$27,286
Accrued liabilities	29,979	23,345
Income taxes payable	10,056	6,767
Current portion of unearned service revenues	35,767	36,407
Customer deposits	5,584	6,725
Lease liabilities	5,140	5,709
Total current liabilities	107,767	106,239
Loan - 5.50% Convertible Senior Notes	72,491	—
Unearned service revenues - less current portion	21,017	20,947
Lease liabilities - less current portion	12,463	14,649
Deferred income tax liabilities	11,928	11,708
Income taxes payable - less current portion	5,292	8,706
Other long-term liabilities	39	49
Total liabilities	230,997	162,298
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,321,490 and 20,156,233 issued, respectively; 18,946,798 and 18,780,013 outstanding, respectively	20	20
Additional paid-in capital	336,534	328,227
Retained earnings	(2,621)	46,788
Accumulated other comprehensive loss	(31,992)	(33,331)
Common stock in treasury, at cost - 1,374,692 and 1,376,220 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	271,286	311,049
Total liabilities and shareholders’ equity	$502,283	$473,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Sales
Product	$67,603	$59,702	$132,843	$116,432
Service	20,608	20,215	40,335	40,141
Total sales	88,211	79,917	173,178	156,573
Cost of sales
Product	44,094	28,169	78,051	52,504
Service	10,794	11,311	22,088	22,607
Total cost of sales	54,888	39,480	100,139	75,111
Gross profit	33,323	40,437	73,039	81,462
Operating expenses
Selling, general and administrative	38,561	36,018	79,937	71,508
Research and development	11,662	12,042	24,380	24,170
Restructuring costs	8,450	1,333	12,688	1,932
Total operating expenses	58,673	49,393	117,005	97,610
Loss from operations	(25,350)	(8,956)	(43,966)	(16,148)
Other (income) expense
Interest expense (income)	1,003	(12)	1,838	(4)
Other expense (income), net	476	(1,636)	256	(1,649)
Loss before income tax	(26,829)	(7,308)	(46,060)	(14,495)
Income tax expense	1,416	1,266	3,349	3,766
Net loss	$(28,245)	$(8,574)	$(49,409)	$(18,261)
Net loss per share - Basic	$(1.49)	$(0.47)	$(2.62)	$(1.00)
Net loss per share - Diluted	$(1.49)	$(0.47)	$(2.62)	$(1.00)
Weighted average shares - Basic	18,920,675	18,266,747	18,871,007	18,267,783
Weighted average shares - Diluted	18,920,675	18,266,747	18,871,007	18,267,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(28,245)	$(8,574)	$(49,409)	$(18,261)
Currency translation adjustments, net of income taxes	(1,679)	(13,011)	1,101	(14,995)
Net unrealized gain (loss) on short-term investments	238	—	238	—
Comprehensive loss	$(29,686)	$(21,585)	$(48,070)	$(33,256)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from:
Operating activities:
Net loss	$(49,409)	$(18,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,925	6,655
Stock-based compensation	8,584	6,358
Inventory write-downs	8,132	—
Asset impairment charges	4,571	—
Deferred income tax expense (benefit) and other non-cash charges	(41)	80
Provision for excess and obsolete inventory	1,033	82
Amortization of debt discount and issuance costs	181	—
Loss on disposal of assets	130	6
Provisions for bad debts, net of recoveries	408	(48)
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,280	5,102
Inventories	1,587	4,311
Prepaid expenses and other current assets	3,105	(6,101)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(277)	(2,398)
Income taxes payable	(263)	1,007
Customer deposits	(1,210)	1,769
Unearned service revenues	(750)	(1,822)
Other liabilities	(193)	—
Net cash used in operating activities	(13,207)	(3,260)
Investing activities:
Purchases of property and equipment	(4,312)	(3,481)
Purchases of short-term investments	(20,024)	—
Cash paid for technology development, patents and licenses	(3,616)	(5,548)
Net cash used in investing activities	(27,952)	(9,029)
Financing activities:
Payments on finance leases	(105)	(116)
Payments for taxes related to net share settlement of equity awards	(277)	(1,165)
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	72,310	—
Net cash provided by (used in) financing activities	71,928	(1,281)
Effect of exchange rate changes on cash and cash equivalents	(353)	(6,450)
Increase (Decrease) in cash and cash equivalents	30,416	(20,020)
Cash and cash equivalents, beginning of period	37,812	121,989
Cash and cash equivalents, end of period	$68,228	$101,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	20	331,875	25,624	(30,551)	(30,655)	296,313
Net loss				(28,245)			(28,245)
Currency translation adjustment					(1,679)		(1,679)
Unrealized gain (loss) on short-term investment					238		238
Stock-based compensation			4,950				4,950
Common stock issued, net of shares withheld for employee taxes	44,677		(291)				(291)
BALANCE JUNE 30, 2023	18,946,798	$20	$336,534	$(2,621)	$(31,992)	$(30,655)	$271,286

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	20	302,877	63,857	(19,358)	(30,657)	316,739
Net loss	—	—	—	(8,574)	—	—	(8,574)
Currency translation adjustment	—	—	—	—	(13,011)	—	(13,011)
Stock-based compensation	—	—	3,491	—	—	—	3,491
Common stock issued, net of shares withheld for employee taxes	6,080	—	(249)	—	—	—	(249)
BALANCE JUNE 30, 2022	18,266,757	$20	$306,119	$55,283	$(32,369)	$(30,657)	$298,396
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying December 31, 2022 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales
Product	$364	$244	$604	$404
Service	56	40	88	79
Total cost of sales	420	284	692	483

Operating expenses
Selling, general and administrative	3,554	2,512	6,122	4,733
Research and development	976	695	1,770	1,142
Total operating expenses	4,530	3,207	7,892	5,875
Total stock-based compensation	$4,950	$3,491	$8,584	$6,358
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
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales
Product transferred to customers at a point in time	$62,737	$54,178	$122,629	$105,659
Product transferred to customers over time	4,866	5,524	10,214	10,774
Total product sales	$67,603	$59,702	$132,843	$116,433

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service sales
Service transferred to customers at a point in time	$9,078	$8,620	$17,468	$17,322
Service transferred to customers over time	11,530	11,595	22,867	22,818
Total service sales	$20,608	$20,215	$40,335	$40,140

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total sales to external customers
Americas (1)	$41,358	$34,667	$83,701	$71,344
EMEA (1)	24,855	21,555	49,020	43,691
APAC (1)	21,998	23,695	40,457	41,538
	$88,211	$79,917	$173,178	$156,573

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2023, the deferred cost asset related to deferred commissions was approximately $2.9 million. For classification purposes, $1.9 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2023. As of December 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2022.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and six months ended June 30, 2023, we recognized $9.1 million and $20.5 million of revenue that was deferred on our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. During the three and six months ended June 30, 2022, we recognized $9.5 million and $20.4 million of revenue that was deferred on our condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for June 30, 2023 and December 31, 2022 was approximately $0.1 million, and $0.3 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of Sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accounts receivable	$90,931	$92,611
Allowance for credit losses	(2,638)	(2,285)
Total	$88,293	$90,326

Activity related to the allowance for credit losses was as follows:

Six Months Ended June 30, 2023
Beginning balance of the allowance for credit losses	$(2,285)
Current period provision for expected credit losses, net of recoveries	(408)
Charge-offs of amounts previously expensed	55
Ending balance of the allowance for credit losses	$(2,638)
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

Inventories consist of the following:

	As of June 30, 2023	As of December 31, 2022
Raw materials	$25,042	$33,076
Finished goods	16,518	16,950
Inventories, net	41,560	50,026

Service and sales demonstration inventory, net	$23,063	$30,904

NOTE 8 – GOODWILL
The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually on December 31 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test.
During the second quarter ended June 30, 2023, the Company’s common stock declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill is tested at the entity level as the Company has only one reporting unit. In determining the fair value of the reporting unit, the Company uses a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value is determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value is derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2023, the fair value of the reporting unit exceeded its net book value by approximately 45%. There was no impairment charge for the three and six month ended June 30, 2023 and 2022.
The underlying valuation techniques deployed in the analysis are highly judgmental and entail significant estimates, including but not limited to, future growth and profitability, discount rates, and selection of peer companies and valuation multiples. Estimates are made based on the information available at the time of the valuation. Future changes in estimates and assumptions could result in material changes in the valuation.
We had $108.9 million and $107.2 million of goodwill as of June 30, 2023 and December 31, 2022, respectively.
NOTE 9 – NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of Notes (as defined in Note 17). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.

For the three and six months ended June 30, 2023, there were approximately 1,223,344 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and six months ended June 30, 2022, there were approximately 582,595 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company has issued $75 million aggregate principal amount of Notes on January 24, 2023, which, if converted, would result in the issuance of a maximum of 2,124,645 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended June 30,
	2023		2022
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,920,675	$(1.49)	18,266,747	$(0.47)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,920,675	$(1.49)	18,266,747	$(0.47)

	Six Months Ended June 30,
	2023		2022
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic EPS	18,871,007	$(2.62)	18,267,783	$(1.00)
Effect of dilutive securities	—	—	—	—
Diluted EPS	18,871,007	$(2.62)	18,267,783	$(1.00)
NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$12,733	$12,483
Accrued restructuring costs	3,957	528
Accrued warranties	2,753	2,610
Professional and legal fees	4,917	1,662
Taxes other than income	2,291	3,737
Other accrued liabilities	3,328	2,325
Total accrued liabilities	$29,979	$23,345

Activity related to accrued warranties was as follows:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$2,610	$1,880
Provision for warranty expense	1,769	1,497
Fulfillment of warranty obligations	(1,626)	(1,512)
Balance, end of period	$2,753	$1,865

NOTE 11 – FAIR VALUE MEASUREMENTS AND INVESTMENTS
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

	June 30, 2023
	Level 1	Level 2	Level 3
Assets
Short-term investments:
U.S. Treasury securities (6 months maturity)	$20,240	$—	$—
Liabilities
Contingent consideration	—	—	1,043
Total	$20,240	$—	$1,043

	As of December 31, 2022
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$1,043
Total	$—	$—	$1,043

Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was approximately $1.0 million as of June 30, 2023. We expect to make payments earned by former owners under these arrangements on August 31, 2023.

Investments

At June 30, 2023, the Company’s cash equivalents and marketable securities were as follows:

	June 30, 2023
	Amortized cost	Gross unrealized gain (loss)	Fair value
Short-term investments:
U.S. Treasury securities (6 months maturity)	$20,002	$238	$20,240
Total	$20,002	$238	$20,240
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we have paid $24.8 million, primarily consisting of severance and related benefits. All actions under this plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of June 30, 2023, we expected to incur total pre-tax charges in the range of $22 million to $28 million through the end of fiscal year 2023, with a targeted annualized savings of approximately $20 million to $30 million. As of June 30, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $21.4 million, and have made cash payments of $4.0 million.
In the second quarter of 2023, we completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart, Germany and Portugal and determined that portions of these facilities will be abandoned. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $3.7 million,which was included in restructuring costs on the condensed consolidated statements of operations.As a part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. This led to inventory and related purchase commitments impairment charges of $8.1 million in the second quarter of 2023, and these charges were included in the cost of sales on the condensed consolidated statements of operations.
In the second quarter of 2023 and 2022, we have recognized $3.1 million and $1.0 million, respectively, in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $3.2 million and $1.6 million, respectively, for the same periods, primarily consisting of severance and related benefits.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the six months ended June 30, 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at 12/31/2022	$318	$210	$528
Additions charged to expense	7,197	220	7,417
Cash payments	(3,988)		(3,988)
Balance at June 30, 2023	$3,527	$430	$3,957

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,422	510	1,932
Cash payments	(2,016)	(819)	(2,835)
Balance at June 30, 2022	$2,848	$168	$3,016
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2023, we had approximately $19.5 million in purchase commitments that are expected to be delivered within the next 12 months. To ensure adequate component availability, as of June 30, 2023, we also had $28.7 million in long-term commitments for purchases to be delivered after 12 months.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,841	$1,842	$3,571	$3,648

Finance lease cost:
Amortization of ROU assets	34	29	49	77
Interest on lease liabilities	6	5	9	10
Total finance lease cost	$40	$34	$58	$87

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended June 30, 2023 and June 30, 2022 were both less than $0.1 million. Our short-term lease costs for the six months ended June 30, 2023 and June 30, 2022 were both less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$13,315	$18,989

Current operating lease liabilities	5,140	5,535
Operating lease liabilities - less current portion	12,463	14,532
Total operating lease liabilities	17,603	20,067

Finance leases:
Property and equipment, at cost	1,526	1,523
Accumulated amortization	(1,401)	(1,387)
Property and equipment, net	125	136

Current finance lease liabilities	137	174
Finance lease liabilities - less current portion	86	117
Total finance lease liabilities	$223	$291

Weighted Average Remaining Lease Term (in years):
Operating leases	4.94	4.97
Finance leases	2.08	2.24

Weighted Average Discount Rate:
Operating leases	5.73%	5.67%
Finance leases	5.24%	5.31%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,722	$3,748
Operating cash flows from finance leases	9	10
Financing cash flows from finance leases	105	116

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$826

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2023 (excluding the first 6 months)	$3,123	$92
2024	5,273	80
2025	3,505	32
2026	2,466	22
2027	1,649	9
Thereafter	4,292	—
Total lease payments	20,308	235
Less imputed interest	(2,705)	(12)
Total	$17,603	$223
NOTE 15 – INCOME TAXES
For the three months ended June 30, 2023 , we recorded an income tax expense of $1.4 million compared with an income tax expense of $1.3 million for the three months ended June 30, 2022. Our effective tax rate was -5.3% for the three months ended June 30, 2023, compared with -17.3% in the prior year period. The tax rate for the three months ended June 30, 2023 reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
NOTE 16 - BUSINESS COMBINATIONS

On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (SLAM) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended June 30, 2023. The total purchase price included $29 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of June 30, 2023, we have incurred $2.1 million of acquisition or integration costs for the GeoSLAM acquisition. Accounts receivable acquired represent a gross contractual amount of $2.6 million of which we expect to collect $2.5 million. We believe that the fair value of these receivables approximates the net book value given their short term nature. Pro forma financial results for GeoSLAM have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the GeoSLAM acquisition:

	Amount	Weighted Average Life (Years)
Brand	$466	3
Technology	3,828	5
Customer relationships	14,316	15
Fair value of intangible assets acquired	$18,610	13

On December 1, 2022, we completed the acquisition of SiteScape, an innovator in LiDAR 3D scanning software solutions for the AEC and O&M markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. We believe integrating SiteScape’s iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere Platform will allow streamlining multiple capture methods into a single centralized environment on a single coordinate system. We believe this enables FARO’s construction and facilities customers to access a portfolio which now contains low-resolution Lidar, 360° photo, video, mobile mapping and terrestrial laser scanning. The total purchase price included $1.9 million of cash paid, net of cash acquired. The results of SiteScape’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of and for the period ended June 30, 2023.

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
Following is a summary of our allocations of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair Value
Intangible assets	$807
Goodwill	1,109
Purchase price paid, net of cash acquired	$1,916

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of June 30, 2023, we have incurred $0.2 million of acquisition or integration costs for the SiteScape acquisition. Pro forma financial results for SiteScape have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the SiteScape acquisition:

	Amount	Weighted Average Life (Years)
Technology	$807	3
Fair value of intangible assets acquired	$807	3
NOTE 17 - DEBT
On January 24, 2023, the Company issued $75 million aggregate principal amount of 5.50% Convertible Senior Notes due 2028 (the “Notes”). The Notes are general senior unsecured obligations of the Company and will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes will bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The annual effective interest rate of the Notes is 6.27% when including discounts and and offering expenses incurred by the Company.
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended June 30, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of June 30, 2023 and are classified in long term liabilities in the condensed consolidated balance sheet.

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
The proceeds from the issuance of the Notes are presented under the long term liabilities of our condensed consolidated balance sheet. The net proceeds from the issuance of the Notes were approximately $72.3 million, after deducting underwriting discounts of $2.3 million and other offering expenses of $0.4 million. As of June 30, 2023, the outstanding principal balance of the Notes was $75 million. The Company is in compliance with all covenants under the indenture governing the Notes.
The net carrying amount of the Notes was as follows:

As of June 30, 2023
Principal	$75,000
Unamortized discount and insurance costs	(2,509)
Net carrying amount	$72,491
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023
Contractual interest expense	$1,147	$1,990
Amortization of discount and issuance costs	116	171
Total interest expense related to the Notes	$1,263	$2,161

As of June 30, 2023, the future minimum payments for interest on our outstanding convertible debt for the next five years are as follows:

Year Ending	Minimum Interest Payments
2023	$2,154
2024	4,125
2025	4,125
2026	4,125
2027	$4,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 15, 2023 (the Annual Report”).
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. No such instruments were utilized by the Company in 2023 or 2022. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we have paid $24.8 million, primarily consisting of severance and related benefits. All actions under this plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of June 30, 2023, we expected to incur total pre-tax charges in the range of $22 million to $28 million through the end of fiscal year 2023, with a targeted annualized savings of approximately $20 million to $30 million. As of June 30, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $21.4 million, and have made cash payments of $4.0 million.
In the second quarter of 2023, we completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart, Germany and Portugal and determined that portions of these facilities will be abandoned. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $3.7 million,which was included in restructuring costs on the condensed consolidated statements of operations.As a part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. This led to an inventory and related purchase commitments impairment charges of $8.1 million in the second quarter of 2023 that was included in cost of sales on the condensed consolidated statements of operations.
In the second quarter of 2023 and 2022, we have recognized $3.1 million and $1.0 million, respectively, in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $3.2 million and $1.6 million, respectively, for the same periods, primarily consisting of severance and related benefits.

Faro Sphere and the Unified Software Environment
FARO Sphere is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere represents the first step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We released the first phase of FARO Sphere to our customers during the second quarter of 2022. A key aspect of our Integration Plan is to consolidate our cloud-based offerings into a single Unified Software Environment.
Revenue from our current software products was $10.8 million and $10.5 million for the three months ended June 30, 2023 and 2022, respectively, and Revenue from our current software products was $21.1 million and $20.8 million for the six months ended June 30, 2023 and 2022, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $16.4 million and $17.1 million for the three months ended June 30, 2023 and 2022, respectively, and $33.1 million and $33.6 million for the six months ended June 30, 2023 and 2022, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.5 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
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
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Current Assets:
Prepaid expenses and other current assets	$10,184	$14,674
Current Liabilities:
Accounts payable (1)	$4,181	$5,137
(1) As of June 30, 2023, we had a net payable balance of $4.2 million, which includes $10.3 million of accounts receivable due from Sanmina and $14.5 million of accounts payable owed to Sanmina. As of December 31, 2022, we had a net payable balance of $5.1 million, which included $10.6 million of accounts receivable due from Sanmina and $15.7 million of accounts payable owed to Sanmina.

The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Sales
Product	$67,603	76.6%	$59,702	74.7%	$132,843	76.7%	$116,432	74.4%
Service	20,608	23.4%	20,215	25.3%	40,335	23.3%	40,141	25.6%
Total sales	88,211	100.0%	79,917	100.0%	173,178	100.0%	156,573	100.0%
Cost of sales
Product	44,094	50.0%	28,169	35.2%	78,051	45.1%	52,504	33.5%
Service	10,794	12.2%	11,311	14.2%	22,088	12.8%	22,607	14.4%
Total cost of sales	54,888	62.2%	39,480	49.4%	100,139	57.8%	75,111	48.0%
Gross profit	33,323	37.8%	40,437	50.6%	73,039	42.2%	81,462	52.0%
Operating expenses
Selling, general and administrative	38,561	43.7%	36,018	45.1%	79,937	46.2%	71,508	45.7%
Research and development	11,662	13.2%	12,042	15.1%	24,380	14.1%	24,170	15.4%
Restructuring costs	8,450	9.6%	1,333	1.7%	12,688	7.3%	1,932	1.2%
Total operating expenses	58,673	66.5%	49,393	61.8%	117,005	67.6%	97,610	62.3%
Loss from operations	(25,350)	(28.7)%	(8,956)	(11.2)%	(43,966)	(25.4)%	(16,148)	(10.3)%
Other (income) expense
Interest expense (income)	1,003	1.1%	(12)	—%	1,838	1.1%	(4)	—%
Other expense (income), net	476	0.5%	(1,636)	(2.0)%	256	0.1%	(1,649)	(1.1)%
Loss before income tax	(26,829)	(30.4)%	(7,308)	(9.1)%	(46,060)	(26.6)%	(14,495)	(9.3)%
Income tax expense	1,416	1.6%	1,266	1.6%	3,349	1.9%	3,766	2.4%
Net loss	$(28,245)	(32.0)%	$(8,574)	(10.7)%	$(49,409)	(28.5)%	$(18,261)	(11.7)%

Consolidated Results
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Sales. Total sales increased by $8.3 million, or 10.4%, to $88.2 million for the three months ended June 30, 2023 from $79.9 million for the three months ended June 30, 2022. The increase was primarily driven by our product sales, as our service sales remained consistent with the comparable period. Total product sales increased by $7.9 million, or 13.2%, to $67.6 million for the three months ended June 30, 2023 from $59.7 million for the three months ended June 30, 2022. Total product sales increased due to the continued demand for the Quantum Max Arm, improved Tracker sales, combined with the addition of GeoSLAM product sales.
Gross profit. Gross profit decreased by $7.1 million, or 17.6%, to $33.3 million for the three months ended June 30, 2023 from $40.4 million for the three months ended June 30, 2022, and gross margin decreased by 12.8 percentage points to 37.8% for the three months ended June 30, 2023 from 50.6% for the three months ended June 30, 2022. Gross margin from product revenue decreased by 18.0 percentage points to 34.8% for the three months ended June 30, 2023, from 52.8% for the prior year period primarily due to $8.1 million in inventory impairment charges incurred in the second quarter of 2023 as a part of our Integration Plan, and to a lesser extent by the unfavorable price variances due to global supply shortages. The higher cost of raw materials primarily stems from sourcing semiconductor components in an extremely tight broker market, since the third quarter of 2022. We anticipate continued unfavorable price variances until global supply and cost conditions normalize. This unfavorability, however, is expected to be mitigated with our continued shift in supply chain sourcing to Southeast Asia and we are expecting a positive impact on gross margins in 2024. Gross margin from service revenue increased by 3.6 percentage points to 47.6% for the three months ended June 30, 2023 from 44.0% for the prior year period, primarily due to higher service component pricing with a relatively consistent fixed cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.6 million, or 7.1%, to $38.6 million for the three months ended June 30, 2023 from $36.0 million for the three months ended June 30, 2022. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions of GeoSLAM and SiteScape, and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 1.4 percentage points to 43.7% for the three months ended June 30, 2023 from 45.1% for the three months ended June 30, 2022.
Research and development expenses. Research and development expenses decreased by $0.3 million, or 2.5%, to $11.7 million for the three months ended June 30, 2023 from $12.0 million for the three months ended June 30, 2022. Research and development expenses as a percentage of sales decreased to 13.2% for the three months ended June 30, 2023 from 15.1% for the three months ended June 30, 2022.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses increased by $7.2 million to $8.5 million for the three months ended June 30, 2023 from $1.3 million for the three months ended June 30, 2022. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. We recorded net interest expense of $1.0 million for the three months ended June 30, 2023 and net interest expense of less than $0.1 million for the three months ended June 30, 2022. This change was primarily due to interest expense associated with the Notes issued in January 2023.
Other income, net. For the three months ended June 30, 2023, other income was $0.5 million compared with other expense of less than $0.1 million for the three months ended June 30, 2022. This increase was driven by interest income on our three-month treasury-bill which matured in the second quarter of 2023.
Income tax expense (benefit). For the three months ended June 30, 2023 we recorded an income tax expense of $1.4 million compared with $1.3 million for the three months ended June 30, 2022. Our effective tax rate was -5.3% for the three months ended June 30, 2023 compared with -17.3% in the prior year period. The tax rate for the three months ended June 30, 2023, reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $28.2 million for the three months ended June 30, 2023 compared with net loss of $8.6 million for the prior year period, reflecting the impact of the factors described above.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Sales. Total sales increased by $16.6 million, or 10.6%, to $173.2 million for the six months ended June 30, 2023 from $156.6 million for the six months ended June 30, 2022. This increase is primarily driven by our product sales, as service remained consistent for comparable period. Total product sales increased by $16.4 million, or 14.1%, to $132.8 million for the six months ended June 30, 2023 from $116.4 million for the six months ended June 30, 2022 due to continued demand for our Quantum Max Arm products and the addition of GeoSLAM product sales. Service sales increased by $0.2 million, or 0.5%, to $40.3 million for the six months ended June 30, 2023 from $40.1 million for the six months ended June 30, 2022.
Gross profit. Gross profit decreased by $8.4 million, or 10.3%, to $73.0 million for the six months ended June 30, 2023 from $81.5 million for the six months ended June 30, 2022 and gross margin decreased by 9.8%percentage points to 42.2% for the six months ended June 30, 2023 from 52.0% for the six months ended June 30, 2022. Gross margin from product revenue decreased by 13.7% percentage points to 41.2% for the six months ended June 30, 2023 from 54.9% for the prior year period, primarily due to $8.1 million in inventory impairment charges incurred in the second quarter of 2023 as a part of our Integration Plan, and to a lesser extent by the unfavorable price variances due to global supply shortages. Gross margin from service revenue increased by 1.5% percentage points to 45.2% for the six months ended June 30, 2023 from 43.7% for the prior year period, primarily due to higher service component pricing with relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.4 million, or 11.8%, to $79.9 million for the six months ended June 30, 2023 from $71.5 million for the six months ended June 30, 2022. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions of GeoSLAM and SiteScape, and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 0.5% percentage points to 46.2% for the six months ended June 30, 2023, compared with 45.7% of sales for the six months ended June 30, 2022.
Research and development expenses. Research and development expenses increased by $0.2 million, or 0.8%, remaining relatively consistent at $24.4 million for the six months ended June 30, 2023 from $24.2 million for the six months ended June 30, 2022. Research and development expenses as a percentage of sales decreased to 14.1% for the six months ended June 30, 2023 from 15.4% for the six months ended June 30, 2022.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses increased by $10.8 million to $12.7 million for the six months ended June 30, 2023 from $1.9 million for the six months ended June 30, 2022. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. For the six months ended June 30, 2023, we recorded interest expense of $1.8 million compared with interest expense of less than $0.1 million for the six months ended June 30, 2022. This change was primarily due to interest expense associated with the Notes issued in January 2023.
Other (income) expense, net. For the six months ended June 30, 2023, other expense was $0.3 million compared to other income of 1.6 million for the six months ended June 30, 2022. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.dollar-denominated balance sheet.
Income tax expense (benefit). For the six months ended June 30, 2023, we recorded an income tax expense of $3.3 million compared with income tax expense of $3.8 million for the six months ended June 30, 2022. Our effective tax rate was -7.3% for the six months ended June 30, 2023 compared with -26.0% in the prior year period. .The change in our income tax expense was primarily associated with a shift in the geographic mix of pre-tax income expected for the full year 2023. The change in our effective tax rate was primarily due to the increase in the pre-tax loss during the six months ended June 30, 2023 compared to the same period of 2022.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $49.4 million for the six months ended June 30, 2023 compared to $18.3 million for the prior year period, reflecting the impact of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $30.4 million to $68.2 million at June 30, 2023, from $37.8 million at December 31, 2022. The increase was primarily driven by our issuance of the Notes.
Cash used in operating activities was $13.2 million during the six months ended June 30, 2023, compared to $3.3 million of cash used in operating activities during the six months ended June 30, 2022. The increased cash usage was primarily due to a larger current year net loss, partially offset by favorable changes in working capital accounts.
Cash used in investing activities during the six months ended June 30, 2023, was $28.0 million compared to cash used in investing activities of $9.0 million during the six months ended June 30, 2022. The increase was primarily due to the Company’s investment of $20.2 million in U.S. Treasury securities with a 6-month maturity.
Cash provided by financing activities was $71.9 million during the six months ended June 30, 2023, compared to cash used in financing activities of $1.3 million for the six months ended June 30, 2022. Financing cash increase was driven by the Company's issuance of the Notes. The Notes are general senior unsecured obligations of the Company.
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

Of our cash and cash equivalents, $41.8 million was held by foreign subsidiaries as of June 30, 2023. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six-month period ended June 30, 2023, under this program. As of June 30, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months and beyond.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2023, we had $19.5 million in purchase commitments that are expected to be delivered within the next 12 months. We also had $28.7 million in long-term commitments for purchases to be delivered after 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.
Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of June 30, 2023, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2023, 58% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 61% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase.
Interest Rate Exposure
We had short-term investment $20.2 million as of June 30, 2023, consisting of U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
Our short-term investment are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in this Item 1A and in our Annual Report, before deciding to invest in, or retain, shares of our common stock. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report, in this Quarterly Report, and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report, other than as set forth below.
Our executive management team has gone through significant changes and any failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability.
The loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Our executive management team has gone through a significant transition over the course of the last four years, including the hiring of a new President and Chief Executive Officer and a new Chief Financial Officer in 2019; the retirement of our President and Chief Executive Officer in 2023; the appointment of our current Chairman, Yuval Wasserman, as our Executive Chairman, who also assumed the role of Interim Chief Executive Officer in 2023; and, most recently, the appointment of Peter J. Lau as the President and Chief Executive Officer and a member of our Board of Directors in 2023. Any changes and turnover of management could also adversely impact our stock price, and our client relationships and could make recruiting for future management positions more difficult. Moreover, we face competition for qualified personnel and we continue to rely, in part, on equity awards to attract and retain qualified personnel. Our ability to attract and retain qualified personnel could result in increased salaries and other compensation expenses and could negatively affect our profitability.
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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At June 30, 2023, we had approximately 19.9 million shares outstanding held by non-affiliates. Our daily trading volume for the quarter ended June 30, 2023 averaged approximately 393,793 shares.
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

Our bylaws designate specific courts in Florida and the federal district courts of the United States of America are the exclusive forums for substantially all litigation that may be initiated by the Company’s shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee or shareholder of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Florida Business Corporation Act or the Company’s articles of incorporation or bylaws (as either may be amended from time to time), or (iv) any action governed by the internal affairs doctrine, will be a state court located within Seminole County in the State of Florida (or, if no such state court within Seminole County has jurisdiction, another state court located within the State of Florida, or if no such other state court located within the State of Florida has jurisdiction, the federal district court for the Middle District of Florida) (the “Florida Forum Provision”), except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction.
Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, against any person in connection with any offering of the Company’s securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant.
In addition, our amended and restated bylaws provide that any person or entity purchasing, holding or otherwise acquiring any interest in any security of the Company is deemed to have notice of and consented to the provisions of our amended and restated bylaws; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The exclusive-forum provisions in our bylaws may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the exclusive-forum provisions may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, if the exclusive-forum are found to be unenforceable, we may incur additional costs associated with resolving such matters. The exclusive-forum provisions may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts specified in the exclusive-forum provisions may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan

On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2023 under this program. As of June 30, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.

Amended and Restated Bylaws.

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on May 30, 2023, on May 26, 2023, our Board of Directors approved the Company’s amended and restated bylaws, effective immediately. The amended and restated bylaws were amended and restated, among other things, to:

a.enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of proposals regarding other business at the Company’s annual meeting of shareholders (except for proposals properly made in accordance with Rule 14a-8 under the Exchange Act), including by requiring additional background information and disclosures regarding proposing shareholders, proposed nominees and business, and other persons related to a shareholder’s solicitation of proxies;
b.change certain provisions relating to shareholder nominees for election as a director to limit the number of director candidates a shareholder may nominate for election and to address the universal proxy rules adopted by the SEC;
c.clarify the procedures around calling a special meeting of shareholders, the notice required for special meetings, who can vote at shareholder meetings, and the process for adjourning a shareholder meeting;
d.clarify the Company’s exclusive forum provisions; and
e.make other updates, including ministerial, clarifying and conforming changes, and technical edits.

The foregoing description is qualified in its entirety by reference to our amended and restated bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed with the SEC on May 30, 2023, and is incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	333-32983	3.1	September 10,1997

3.2	Amended and Restated Bylaws	8-K	000-23081	3.1	May 30, 2023

4.1	Specimen Stock Certificate	S-1/A	333-32983	4.1	September 10, 1997

4.2	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	000-23081	4.1	January 24, 2023

4.3	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	000-23081	4.1, Exhibit A	January 24, 2023

10.1#	2022 Equity Incentive Plan, as amended, and forms of agreement thereunder					X

10.2#	Transition and Retirement Agreement, dated as of May 12, 2023, by and between Michael Burger and FARO Technologies, Inc.	8-K/A	000-23081	10.1	May 18, 2023

10.3#	Offer Letter between FARO Technologies, Inc. and Peter J. Lau	8-K	000-23081	10.1	June 29, 2023

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

* - The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the

Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
# - Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARO Technologies, Inc.
(Registrant)

Date: August 2, 2023	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)