Form 10-Q
period 2023-09-30
FARO TECHNOLOGIES INC
filed 2023-11-01
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida			59-3157093
(State or other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

150 Technology Park,	Lake Mary,	Florida	32746
(Address of Principal Executive Offices)			(Zip Code)
(407) 333-9911
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	FARO	Nasdaq Global Select Market LLC
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
Yes ☐ No  ☒

There were 18,954,257 shares of the registrant’s common stock outstanding as of October 30, 2023.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$79,919	$37,812
Accounts receivable, net	88,363	90,326
Inventories, net	40,095	50,026
Prepaid expenses and other current assets	37,325	41,201
Total current assets	245,702	219,365
Non-current assets:
Property, plant and equipment, net	22,207	19,720
Operating lease right-of-use assets	12,521	18,989
Goodwill	106,873	107,155
Intangible assets, net	46,999	48,978
Service and sales demonstration inventory, net	22,662	30,904
Deferred income tax assets, net	24,093	24,192
Other long-term assets	4,047	4,044
Total assets	$485,104	$473,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,408	$27,286
Accrued liabilities	24,994	23,345
Income taxes payable	12,083	6,767
Current portion of unearned service revenues	34,493	36,407
Customer deposits	5,237	6,725
Lease liabilities	5,258	5,709
Total current liabilities	105,473	106,239
Loan - 5.50% Convertible Senior Notes	72,604	—
Unearned service revenues - less current portion	20,893	20,947
Lease liabilities - less current portion	11,495	14,649
Deferred income tax liabilities	11,497	11,708
Income taxes payable - less current portion	4,020	8,706
Other long-term liabilities	30	49
Total liabilities	226,012	162,298
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,328,417 and 20,156,233 issued, respectively; 18,953,725 and 18,780,013 outstanding, respectively	20	20
Additional paid-in capital	340,414	328,227
Retained earnings	(11,377)	46,788
Accumulated other comprehensive loss	(39,310)	(33,331)
Common stock in treasury, at cost - 1,374,692 and 1,376,220 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	259,092	311,049
Total liabilities and shareholders’ equity	$485,104	$473,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Sales
Product	$66,911	$65,581	$199,754	$182,015
Service	19,902	19,751	60,237	59,891
Total sales	86,813	85,332	259,991	241,906
Cost of sales
Product	34,640	30,375	112,691	82,879
Service	10,499	11,692	32,587	34,299
Total cost of sales	45,139	42,067	145,278	117,178
Gross profit	41,674	43,265	114,713	124,728
Operating expenses
Selling, general and administrative	37,970	37,226	117,907	108,734
Research and development	8,188	12,586	32,568	36,756
Restructuring costs	2,442	580	15,130	2,512
Total operating expenses	48,600	50,392	165,605	148,002
Loss from operations	(6,926)	(7,127)	(50,892)	(23,274)
Other (income) expense
Interest expense (income)	691	(24)	2,529	(28)
Other income, net	(381)	(1,428)	(125)	(3,077)
Loss before income tax	(7,236)	(5,675)	(53,296)	(20,169)
Income tax expense	1,520	586	4,869	4,352
Net loss	$(8,756)	$(6,261)	$(58,165)	$(24,521)
Net loss per share - Basic	$(0.46)	$(0.34)	$(3.08)	$(1.34)
Net loss per share - Diluted	$(0.46)	$(0.34)	$(3.08)	$(1.34)
Weighted average shares - Basic	18,953,251	18,436,615	18,899,954	18,336,537
Weighted average shares - Diluted	18,953,251	18,436,615	18,899,954	18,336,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(8,756)	$(6,261)	$(58,165)	$(24,521)
Currency translation adjustments, net of income taxes	(7,080)	(11,796)	(5,979)	(26,791)
Net unrealized loss on short-term investments	(238)	—	—	—
Comprehensive loss	$(16,074)	$(18,057)	$(64,144)	$(51,312)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from:
Operating activities:
Net loss	$(58,165)	$(24,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,728	10,061
Stock-based compensation	12,276	10,024
Inventory write-downs	8,132	—
Asset impairment charges	5,333	—
Deferred income tax (benefit) expense and other non-cash charges	(82)	568
Provision for excess and obsolete inventory	1,754	209
Amortization of debt discount and issuance costs	294	—
Loss on disposal of assets	(155)	356
Provisions for bad debts, net of recoveries	834	80
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	1,282	867
Inventories	(544)	2,129
Prepaid expenses and other current assets	4,047	(14,566)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(2,802)	(2,249)
Income taxes payable	653	1,008
Customer deposits	(1,534)	588
Unearned service revenues	(1,198)	(2,710)
Other liabilities	567	—
Net cash used in operating activities	(17,580)	(18,156)
Investing activities:
Purchases of property and equipment	(5,016)	(4,978)
Cash paid for technology development, patents and licenses	(5,071)	(9,154)
Acquisition of business, net of cash acquired	—	(29,068)
Net cash used in investing activities	(10,087)	(43,200)
Financing activities:
Payments on finance leases	(154)	(172)
Payments for taxes related to net share settlement of equity awards	(89)	(1,584)
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	72,310	—
Payment of contingent consideration for business acquisition	(1,098)	—
Net cash provided by (used in) financing activities	70,969	(1,756)
Effect of exchange rate changes on cash and cash equivalents	(1,195)	(10,343)
Increase (Decrease) in cash and cash equivalents	42,107	(73,455)
Cash and cash equivalents, beginning of period	37,812	121,989
Cash and cash equivalents, end of period	$79,919	$48,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	20	331,875	25,624	(30,551)	(30,655)	296,313
Net loss	—	—	—	(28,245)		—	(28,245)
Currency translation adjustment	—	—	—	—	(1,679)	—	(1,679)
Unrealized gain (loss) on short-term investment	—	—	—	—	238	—	238
Stock-based compensation	—	—	4,950	—	—	—	4,950
Common stock issued, net of shares withheld for employee taxes	44,677		(291)	—	—	—	(291)
BALANCE JUNE 30, 2023	18,946,798	20	336,534	(2,621)	(31,992)	(30,655)	271,286
Net loss	—	—	—	(8,756)		—	(8,756)
Currency translation adjustment	—	—	—	—	(7,080)	—	(7,080)
Unrealized gain (loss) on short-term investment	—	—	—	—	(238)	—	(238)
Stock-based compensation	—	—	3,692	—	—	—	3,692
Common stock issued, net of shares withheld for employee taxes	6,927	—	188	—	—	—	188
BALANCE SEPTEMBER 30, 2023	18,953,725	$20	$340,414	$(11,377)	$(39,310)	$(30,655)	$259,092

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss	—	—	—	(9,687)	—	—	(9,687)
Currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Stock-based compensation	—	—	2,867	—	—	—	2,867
Common stock issued, net of shares withheld for employee taxes	55,041	—	(1,051)	—	—	135	(916)
BALANCE MARCH 31, 2022	18,260,677	20	302,877	63,857	(19,358)	(30,657)	316,739
Net loss	—	—	—	(8,574)	—	—	(8,574)
Currency translation adjustment	—	—	—	—	(13,011)	—	(13,011)
Stock-based compensation	—	—	3,491	—	—	—	3,491
Common stock issued, net of shares withheld for employee taxes	6,080	—	(249)	—	—	—	(249)
BALANCE JUNE 30, 2022	18,266,757	20	306,119	55,283	(32,369)	(30,657)	298,396
Net loss	—	—	—	(6,261)	—	—	(6,261)
Currency translation adjustment	—	—	—	—	(11,796)	—	(11,796)
Stock-based compensation	—	—	3,666	—	—	—	3,666
Common stock issued, net of shares withheld for employee taxes	4,617	—	(419)	—	—	—	(419)
Acquisition of business	495,562	—	15,878	—	—	—	15,878
BALANCE SEPTEMBER 30, 2022	18,766,936	$20	$325,244	$49,022	$(44,165)	$(30,657)	$299,464
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or any future period.
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

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales
Product	$229	$231	$833	$635
Service	51	42	139	121
Total cost of sales	280	273	972	756

Operating expenses
Selling, general and administrative	3,588	2,742	9,710	7,475
Research and development	(176)	651	1,594	1,793
Total operating expenses	3,412	3,393	11,304	9,268
Total stock-based compensation	$3,692	$3,666	$12,276	$10,024
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
In August 2020, the FASB issued ASU No. 2020-06—Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update simplifies the accounting for convertible instruments that were previous separated into a debt component and an equity component, and our convertible debt was already determined to be a single debt instrument that did not require bifurcation. The Company adopted ASU 2020-06 as of January 1, 2022, and therefore, the Notes (as defined below) would not be subject to any beneficial conversion or cash conversion guidance. Moreover, the Company did not elect the fair value option - as defined in ASC 825 and 815 - to present the Notes on its financial statements.
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales
Product transferred to customers at a point in time	$60,882	$60,090	$183,511	$165,750
Product transferred to customers over time	6,029	5,491	16,243	16,265
Total product sales	$66,911	$65,581	$199,754	$182,015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service sales
Service transferred to customers at a point in time	$8,875	$8,651	$26,343	$25,973
Service transferred to customers over time	11,027	11,100	33,894	33,918
Total service sales	$19,902	$19,751	$60,237	$59,891

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total sales to external customers
Americas (1)	$41,033	$38,732	$124,734	$110,077
EMEA (1)	25,621	22,802	74,641	66,494
APAC (1)	20,159	23,798	60,616	65,335
	$86,813	$85,332	$259,991	$241,906

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2023, the deferred cost asset related to deferred commissions was approximately $2.9 million. For classification purposes, $1.9 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2023. As of December 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2022.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and nine months ended September 30, 2023, we recognized $19.0 million and $27.5 million of revenue that was deferred on our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2022, we recognized $8.7 million and $29.1 million of revenue that was deferred on our condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of sales. Our allowance for sales returns for September 30, 2023 and December 31, 2022 was approximately $0.1 million, and $0.3 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2023	As of December 31, 2022
Accounts receivable	$91,401	$92,611
Allowance for credit losses	(3,038)	(2,285)
Total	$88,363	$90,326

Activity related to the allowance for credit losses was as follows:

Nine Months Ended September 30, 2023
Beginning balance of the allowance for credit losses	$(2,285)
Current period provision for expected credit losses, net of recoveries	(834)
Charge-offs of amounts previously expensed	81
Ending balance of the allowance for credit losses	$(3,038)
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

Inventories consist of the following:

	As of September 30, 2023	As of December 31, 2022
Raw materials	$21,679	$33,076
Finished goods	18,416	16,950
Inventories, net	40,095	50,026

Service and sales demonstration inventory, net	$22,662	$30,904

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
In the second quarter of 2023, the Company’s common stock price declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill is tested at the entity level as the Company has only one reporting unit. In determining the fair value of the reporting unit, the Company uses a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value is determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value is derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2023, the fair value of the reporting unit exceeded its net book value by approximately 45%. There was no impairment charge recorded.
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
During the three months ended September 30, 2023, the trading price of the Company's common stock was higher than the net book value of equity at September 30, 2023. As a result, the Company determined that a triggering event had not occurred for the Company’s reporting unit for goodwill impairment assessment during the three months ended September 30, 2023.
We had $106.9 million and $107.2 million of goodwill as of September 30, 2023 and December 31, 2022, respectively.
NOTE 9 – NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of the Notes (as defined in Note 17 to the condensed consolidated financial statements). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.

As of September 30, 2023, there were approximately 1,439,944 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three and nine months ended September 30, 2022, there were approximately 578,121 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company issued $75 million aggregate principal amount of the Notes on January 24, 2023, which, if converted, would result in the issuance of a maximum of 2,124,645 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended September 30,
	2023		2022
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,953,251	$(0.46)	18,436,615	$(0.34)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,953,251	$(0.46)	18,436,615	$(0.34)

	Nine Months Ended September 30,
	2023		2022
	Shares	Per-Share Amount	Shares	Per-Share Amount
Basic net loss per share	18,899,954	$(3.08)	18,336,537	$(1.34)
Effect of dilutive securities	—	—	—	—
Diluted net loss per share	18,899,954	$(3.08)	18,336,537	$(1.34)
NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$14,656	$12,483
Accrued restructuring costs	2,482	528
Accrued warranties	2,718	2,610
Professional and legal fees	3,263	1,662
Taxes other than income	127	3,737
Other accrued liabilities	1,748	2,325
Total accrued liabilities	$24,994	$23,345

Activity related to accrued warranties was as follows:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$2,610	$1,880
Provision for warranty expense	2,731	2,548
Fulfillment of warranty obligations	(2,623)	(2,236)
Balance, end of period	$2,718	$2,192

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

Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was approximately $1.0 million and was paid in full to former owners under these arrangements on August 30, 2023, leaving a zero balance as of September 30, 2023.
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we paid $24.8 million, primarily consisting of severance and related benefits. All actions under this plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.

On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. We expected to incur total pre-tax charges in the range of $22 million to $28 million for the Integration Plan predominantly through the end of fiscal year 2023, with a targeted annualized savings of approximately $20 million to $30 million. As of September 30, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $24.2 million, and have made cash payments of $7.1 million.
During the nine months ended September 30, 2023, we have completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart and Dresden, Germany, Portugal and Singapore and determined that we will abandon portions of these facilities. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $0.3 million and $4.0 million for the three and nine months ended September 30, 2023, which was included in restructuring costs on the condensed consolidated statements of operations. We expect to make cash payments for the remaining duration of the contractual lease period approximating the right-of-use asset write-off value. As a part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. This led to inventory and related purchase commitments impairment charges of $8.1 million, which were included in the cost of sales on the condensed consolidated statements of operations.
In the third quarter of 2023 and 2022, we recognized $1.6 million and $17.0 thousand, respectively, in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $3.1 million and $2.6 million, respectively, for the same periods, primarily consisting of severance and related benefits.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the nine months ended September 30, 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	8,836	220	9,056
Cash payments	(7,102)	—	(7,102)
Balance at September 30, 2023	$2,052	$430	$2,482

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,439	1,072	2,511
Cash payments	(4,619)	(1,291)	(5,910)
Balance at September 30, 2022	$262	$258	$520
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2023, we had approximately $26.4 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,598	$1,805	$5,169	$5,453

Finance lease cost:
Amortization of ROU assets	21	18	70	96
Interest on lease liabilities	3	4	12	15
Total finance lease cost	$24	$22	$82	$111

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for the three months ended September 30, 2023 and September 30, 2022 were both less than $0.1 million. Our short-term lease costs for the nine months ended September 30, 2023 and September 30, 2022 were both less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$12,521	$18,989

Current operating lease liabilities	5,258	5,535
Operating lease liabilities - less current portion	11,495	14,532
Total operating lease liabilities	16,753	20,067

Finance leases:
Property and equipment, at cost	1,589	1,523
Accumulated amortization	(1,442)	(1,387)
Property and equipment, net	147	136

Current finance lease liabilities	120	174
Finance lease liabilities - less current portion	95	117
Total finance lease liabilities	$215	$291

Weighted Average Remaining Lease Term (in years):
Operating leases	4.67	4.97
Finance leases	2.16	2.24

Weighted Average Discount Rate:
Operating leases	5.68%	5.67%
Finance leases	5.12%	5.31%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,535	$5,686
Operating cash flows from finance leases	12	15
Financing cash flows from finance leases	154	172

ROU assets obtained in exchange for lease obligations:
Operating leases	$721	$808

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2023 (excluding the first 9 months)	$1,695	$48
2024	5,955	95
2025	3,718	47
2026	2,428	28
2027	1,598	9
Thereafter	3,801	—
Total lease payments	19,195	227
Less imputed interest	(2,442)	(12)
Total	$16,753	$215
NOTE 15 – INCOME TAXES
For the three months ended September 30, 2023 , we recorded an income tax expense of $1.5 million compared with an income tax expense of $0.6 million for the three months ended September 30, 2022. Our effective tax rate was 21.0% for the three months ended September 30, 2023, compared with 10.3% in the prior year period. The tax rate for the three months ended September 30, 2023 reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
NOTE 16 - BUSINESS COMBINATIONS

On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (SLAM) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our condensed consolidated financial statements as of and for the period ended September 30, 2023. The total purchase price included $29 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred but are recorded as expense in the period in which such costs are incurred. As of September 30, 2023, we have incurred $2.1 million of acquisition or integration costs for the GeoSLAM acquisition. Accounts receivable acquired represent a gross contractual amount of $2.6 million of which we expect to collect $2.5 million. We believe that the fair value of these receivables approximates the net book value given their short-term nature. Pro forma financial results for GeoSLAM have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the GeoSLAM acquisition:

	Amount	Weighted Average Life (Years)
Brand	$466	3
Technology	3,828	5
Customer relationships	14,316	15
Fair value of intangible assets acquired	$18,610	13

On December 1, 2022, we completed the acquisition of SiteScape, an innovator in LiDAR 3D scanning software solutions for the AEC and O&M markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. We believe integrating SiteScape’s iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere Platform will allow streamlining multiple capture methods into a single centralized environment on a single coordinate system. We believe this enables FARO’s construction and facilities customers to access a portfolio which now contains low-resolution Lidar, 360° photo, video, mobile mapping and terrestrial laser scanning. The total purchase price included $1.9 million of cash paid, net of cash acquired. The results of SiteScape’s operations as of and after the date of acquisition have been included in our consolidated financial statements as of and for the period ended September 30, 2023.

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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. This goodwill is not tax deductible. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. As of September 30, 2023, we have incurred $0.2 million of acquisition or integration costs for the SiteScape acquisition. Pro forma financial results for SiteScape have not been presented because the effects of these transactions, individually and in the aggregate, were not material to our condensed consolidated financial results.
Following are the details of the purchase price allocated to the intangible assets acquired for the SiteScape acquisition:

	Amount	Weighted Average Life (Years)
Technology	$807	3
Fair value of intangible assets acquired	$807	3
NOTE 17 - DEBT
On January 24, 2023, the Company issued $75 million aggregate principal amount of 5.50% Convertible Senior Notes due 2028 (the “Notes”). The Notes are general senior unsecured obligations of the Company and will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes will bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The annual effective interest rate of the Notes is 6.27% when including discounts and offering expenses incurred by the Company.
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended September 30, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of September 30, 2023 and are classified in long term liabilities in the condensed consolidated balance sheet.

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
The proceeds from the issuance of the Notes are presented under the long term liabilities of our condensed consolidated balance sheet. The net proceeds from the issuance of the Notes were approximately $72.3 million, after deducting underwriting discounts of $2.3 million and other offering expenses of $0.4 million. As of September 30, 2023, the outstanding principal balance of the Notes was $75 million. The Company is in compliance with all covenants under the indenture governing the Notes as of September 30, 2023.
The net carrying amount of the Notes was as follows:

As of September 30, 2023
Principal	$75,000
Unamortized discount and issuance costs	(2,396)
Net carrying amount	$72,604
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
Contractual interest expense	$1,161	$3,152
Amortization of discount and issuance costs	130	301
Total interest expense related to the Notes	$1,291	$3,453

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
Amounts reported in millions within this Quarterly Report are computed based on the amounts in thousands. As a result, due to rounding, the sum of the components reported in millions may not equal the total amount reported in millions. Certain columns and rows within the tables that follow may not add due to the use of rounded numbers. Percentages presented are calculated based on the respective amounts in thousands.
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
Forward-looking statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to update any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law. Important factors that could cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following:

•an economic downturn or other adverse changes in the industries that we serve or the domestic and international economies in the regions of the world where we operate and other general economic, business, and financial conditions;
•the effects of the ongoing COVID-19 pandemic, including on our business operations, as well as its impact on general economic and financial market conditions;
•the effects of shipping and other supply chain disruptions and the impact of supply chain disruptions on our ability to deliver our products to customers;
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
•global macroeconomic conditions, including inflationary pressures, rising interest rates, and instability in the banking sector;
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
•our inability to defend against a cyberattack, security or other data breach of our systems, which may compromise the confidentiality, integrity, or availability of our internal data and the availability of our products and websites designed to support our customers or their data;
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
•our inability to successfully comply with the requirements of product compliance regulations, including but not limited to the Restriction of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive in the European Union;

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
•our ability to comply with the requirements for favorable tax rates in foreign jurisdictions; and
•other risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report, elsewhere in this Quarterly Report, and in our other SEC filings.
Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review such risks and uncertainties included in this Quarterly Report, unless required by law.
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
On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina, in connection with the Restructuring Plan. Under the Agreement, Sanmina will provide manufacturing services for the Company’s measurement device products manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we paid $24.8 million, primarily consisting of severance and related benefits. All actions under this plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. We expected to incur total pre-tax charges in the range of $22 million to $28 million for the Integration Plan, predominantly through the end of fiscal year 2023, with a targeted annualized savings of approximately $20 million to $30 million. As of September 30, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $24.2 million, and have made cash payments of $7.1 million.

During the nine months ended September 30, 2023, we have completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart and Dresden, Germany, Portugal and Singapore and determined that we will abandon portions of these facilities. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $0.3 million and $4.0 million for the three and nine months ended September 30, 2023, which was included in restructuring costs on the condensed consolidated statements of operations. As a part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. This led to inventory and related purchase commitments impairment charges of $8.1 million, which were included in the cost of sales on the condensed consolidated statements of operations.
In the third quarter of 2023 and 2022, we recognized $1.6 million and $17.0 thousand, respectively, in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $3.1 million and $2.6 million, respectively, for the same periods, primarily consisting of severance and related benefits.
FARO Sphere and the Unified Software Environment
FARO Sphere XG is our new cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere XG represents the next step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere XG environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We released the first phase of FARO Sphere to our customers during the second quarter of 2022 with the next generation with additional features and functionality FARO Sphere XG announced on October 23, 2023 which is the culmination of the consolidation of our cloud-based offerings into a single Unified Software Environment.
Revenue from our current software products was $11.2 million and $10.6 million for the three months ended September 30, 2023 and 2022, respectively, and revenue from our current software products was $32.3 million and $31.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $17.1 million and $16.6 million for the three months ended September 30, 2023 and 2022, respectively, and $50.1 million and $50.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
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
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets

In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current Assets:
Prepaid expenses and other current assets	$6,497	$14,674
Current Liabilities:
Accounts payable (1)	$4,982	$5,137
(1) As of September 30, 2023, we had a net payable balance of 5.0 million, which includes 7.6 million of accounts receivable due from Sanmina and 12.6 million of accounts payable owed to Sanmina. As of December 31, 2022, we had a net payable balance of $5.1 million, which included $10.6 million of accounts receivable due from Sanmina and $15.7 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Sales
Product	$66,911	77.1%	$65,581	76.9%	$199,754	76.8%	$182,015	75.2%
Service	19,902	22.9%	19,751	23.1%	60,237	23.2%	59,891	24.8%
Total sales	86,813	100.0%	85,332	100.0%	259,991	100.0%	241,906	100.0%
Cost of sales
Product	34,640	39.9%	30,375	35.6%	112,691	43.3%	82,879	34.3%
Service	10,499	12.1%	11,692	13.7%	32,587	12.5%	34,299	14.2%
Total cost of sales	45,139	52.0%	42,067	49.3%	145,278	55.9%	117,178	48.4%
Gross profit	41,674	48.0%	43,265	50.7%	114,713	44.1%	124,728	51.6%
Operating expenses
Selling, general and administrative	37,970	43.7%	37,226	43.6%	117,907	45.4%	108,734	44.9%
Research and development	8,188	9.4%	12,586	14.7%	32,568	12.5%	36,756	15.2%
Restructuring costs	2,442	2.8%	580	0.7%	15,130	5.8%	2,512	1.0%
Total operating expenses	48,600	56.0%	50,392	59.1%	165,605	63.7%	148,002	61.2%
Loss from operations	(6,926)	(8.0)%	(7,127)	(8.4)%	(50,892)	(19.6)%	(23,274)	(9.6)%
Other (income) expense
Interest expense (income)	691	0.8%	(24)	—%	2,529	1.0%	(28)	—%
Other income, net	(381)	(0.4)%	(1,428)	(1.7)%	(125)	—%	(3,077)	(1.3)%
Loss before income tax	(7,236)	(8.3)%	(5,675)	(6.7)%	(53,296)	(20.5)%	(20,169)	(8.3)%
Income tax expense	1,520	1.8%	586	0.7%	4,869	1.9%	4,352	1.8%
Net loss	$(8,756)	(10.1)%	$(6,261)	(7.3)%	$(58,165)	(22.4)%	$(24,521)	(10.1)%

Consolidated Results
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Sales. Total sales increased by $1.5 million, or 1.7%, to $86.8 million for the three months ended September 30, 2023 from $85.3 million for the three months ended September 30, 2022. The increase was driven by our product sales, while our service sales remained consistent with the comparable period. Total product sales increased by $1.3 million, or 2.0%, to $66.9 million for the three months ended September 30, 2023 from $65.6 million for the three months ended September 30, 2022. The increase in product sales was primarily driven by the Laser Scanner and Tracker products.
Gross profit. Gross profit decreased by $1.6 million, or 3.7%, to $41.7 million for the three months ended September 30, 2023 from $43.3 million for the three months ended September 30, 2022, and gross margin decreased by 2.7 percentage points to 48.0% for the three months ended September 30, 2023 from 50.7% for the three months ended September 30, 2022. Gross margin from product revenue decreased by 5.5 percentage points to 48.2% for the three months ended September 30, 2023, from 53.7% for the prior year period primarily due to higher cost of raw materials caused by global supply chain shortages, and to a lesser extent, by the favorable foreign exchange impact of the U.S. dollar in 2023 compared to the third quarter of 2022. We anticipate continued unfavorable price variances until global supply and cost conditions normalize. We expect that this unfavorability will be mitigated with our continued shift in supply chain sourcing to Southeast Asia, and, as a result, are expecting a positive impact on gross margins in 2024. Gross margin from service revenue increased by 6.4 percentage points to 47.2% for the three months ended September 30, 2023 from 40.8% for the prior year period, primarily due to higher service component pricing with a relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses increased moderately by $0.8 million, or 2.0%, to $38.0 million for the three months ended September 30, 2023 from $37.2 million for the three months ended September 30, 2022. This increase was primarily driven by the annual base compensation increases, mostly offset by the savings realized from the Integration Plan. Selling, general and administrative expenses as a percentage of sales increased by 0.1 percentage points to 43.7% for the three months ended September 30, 2023 from 43.6% for the three months ended September 30, 2022.
Research and development expenses. Research and development expenses decreased by $4.4 million, or 35.0%, to $8.2 million for the three months ended September 30, 2023 from $12.6 million for the three months ended September 30, 2022. Research and development expenses as a percentage of sales decreased to 9.4% for the three months ended September 30, 2023 from 14.7% for the three months ended September 30, 2022, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses increased by $1.8 million to $2.4 million for the three months ended September 30, 2023 from $0.6 million for the three months ended September 30, 2022. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. We recorded net interest expense of $0.7 million for the three months ended September 30, 2023 and net interest income of less than $0.1 million for the three months ended September 30, 2022. This change was primarily due to interest expense associated with the Notes issued in January 2023.
Other income, net. For the three months ended September 30, 2023, other income was $0.4 million compared with other income of $1.4 million for the three months ended September 30, 2022. This decrease was driven by interest income on our six-month treasury-bill which matured in the second quarter of 2023.
Income tax expense (benefit). For the three months ended September 30, 2023 we recorded an income tax expense of $1.5 million compared with $0.6 million for the three months ended September 30, 2022. Our effective tax rate was -21.0% for the three months ended September 30, 2023 compared with -10.3% in the prior year period. The tax rate for the three months ended September 30, 2023, reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $8.8 million for the three months ended September 30, 2023 compared with net loss of $6.3 million for the prior year period, reflecting the impact of the factors described above.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Sales. Total sales increased by $18.1 million, or 7.5%, to $260.0 million for the nine months ended September 30, 2023 from $241.9 million for the nine months ended September 30, 2022. This increase is primarily driven by our product sales, as service remained consistent for comparable period. Total product sales increased by $17.7 million, or 9.7%, to $199.8 million for the nine months ended September 30, 2023 from $182.0 million for the nine months ended September 30, 2022 due to continued demand for our Quantum Max Arms, Laser Scanner and Tracker products and the addition of GeoSLAM product sales. Service sales increased by $0.3 million, or 0.6%, to $60.2 million for the nine months ended September 30, 2023 from $59.9 million for the nine months ended September 30, 2022.
Gross profit. Gross profit decreased by $10.0 million, or 8.0%, to $114.7 million for the nine months ended September 30, 2023 from $124.7 million for the nine months ended September 30, 2022 and gross margin decreased by 7.5 percentage points to 44.1% for the nine months ended September 30, 2023 from 51.6% for the nine months ended September 30, 2022. Gross margin from product revenue decreased by 10.9 percentage points to 43.6% for the nine months ended September 30, 2023 from 54.5% for the prior year period, primarily due to $8.1 million in inventory impairment charges incurred in the second quarter of 2023 as a part of our Integration Plan, and to a lesser extent by the unfavorable price variances due to global supply shortages. Gross margin from service revenue increased by 3.2 percentage points to 45.9% for the nine months ended September 30, 2023 from 42.7% for the prior year period, primarily due to higher service component pricing with relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $9.2 million, or 8.4%, to $117.9 million for the nine months ended September 30, 2023 from $108.7 million for the nine months ended September 30, 2022. This increase was primarily driven by higher personnel costs resulting from additional headcount obtained primarily from both of our recent acquisitions of GeoSLAM and SiteScape, and base compensation increases. Selling, general and administrative expenses as a percentage of sales increased by 0.5 percentage points to 45.4% for the nine months ended September 30, 2023, compared with 44.9% of sales for the nine months ended September 30, 2022.
Research and development expenses. Research and development expenses decreased by $4.2 million, or 11.4%, to $32.6 million for the nine months ended September 30, 2023 from $36.8 million for the nine months ended September 30, 2022. Research and development expenses as a percentage of sales decreased to 12.5% for the nine months ended September 30, 2023 from 15.2% for the nine months ended September 30, 2022, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses increased by $12.6 million to $15.1 million for the nine months ended September 30, 2023 from $2.5 million for the nine months ended September 30, 2022. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. For the nine months ended September 30, 2023, we recorded interest expense of $2.5 million compared with interest income of less than $0.1 million for the nine months ended September 30, 2022. This change was primarily due to interest expense associated with the Notes issued in January 2023.
Other (income) expense, net. For the nine months ended September 30, 2023, other income was $0.1 million compared to $3.1 million for the nine months ended September 30, 2022. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.-dollar-denominated balance sheet.
Income tax expense (benefit). For the nine months ended September 30, 2023, we recorded an income tax expense of $4.9 million compared with income tax expense of $3.8 million for the nine months ended September 30, 2022. Our effective tax rate was -9.1% for the nine months ended September 30, 2023 compared with -21.6% in the prior year period. The change in our income tax expense was primarily associated with a shift in the geographic mix of pre-tax income expected for the full year 2023. The change in our effective tax rate was primarily due to the increase in the pre-tax loss during the nine months ended September 30, 2023 compared to the same period of 2022, largely attributable to fluctuations in the valuation allowance.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $58.2 million for the nine months ended September 30, 2023 compared to $24.5 million for the prior year period, reflecting the impact of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $42.1 million to $79.9 million at September 30, 2023, from $37.8 million at December 31, 2022. The increase was primarily driven by our issuance of the Notes.
Cash used in operating activities was $17.6 million during the nine months ended September 30, 2023, compared to $18.2 million of cash used in operating activities during the nine months ended September 30, 2022. The decreased cash usage was primarily due to favorable changes in working capital accounts, partially offset by a larger current year net loss.
Cash used in investing activities during the nine months ended September 30, 2023, was $10.1 million compared to cash used in investing activities of $43.2 million during the nine months ended September 30, 2022. The decrease was primarily due to the acquisition of GeoSLAM in the third quarter of 2022, in the amount of $29.1 million, net of cash acquired.
Cash provided by financing activities was $71.0 million during the nine months ended September 30, 2023, compared to cash used in financing activities of $1.8 million for the nine months ended September 30, 2022. Financing cash increase was driven by the Company's issuance of the Notes. The Notes are general senior unsecured obligations of the Company.
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

Of our cash and cash equivalents, $34.9 million was held by foreign subsidiaries as of September 30, 2023. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine-month period ended September 30, 2023, under this program. As of September 30, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months and beyond.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2023, we had $26.4 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.
Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of September 30, 2023, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2023, 57% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 60% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Our most significant exposures are to the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase.
Interest Rate Exposure
We had cash and cash equivalent of $79.9 million as of September 30, 2023, consisting of cash and investments in U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
Our investments in U.S. Treasury obligations are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Our executive management team has gone through a significant transition over the course of the last four years, including the hiring of a new President and Chief Executive Officer and a new Chief Financial Officer in 2019; the retirement of our President and Chief Executive Officer in 2023; the appointment of our current Chairman, Yuval Wasserman, as our Executive Chairman, who also assumed the role of Interim Chief Executive Officer in 2023; and, most recently, the appointment of Peter J. Lau as the President and Chief Executive Officer and a member of our Board of Directors in 2023. Any changes or turnover of management could also adversely impact our stock price, and our client relationships and could make recruiting for management positions in the future more difficult. Moreover, we face competition for qualified personnel and we continue to rely, in part, on equity awards to attract and retain qualified personnel. Our ability to attract and retain qualified personnel could result in increased salaries and other compensation expenses and could negatively affect our profitability.
We have experienced volatility in our stock price.
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
The market price of our common stock has in the past and may in the future also be affected by announcements of executive leadership changes or our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline significantly. Volatility in our stock price may result in the inability of our shareholders to sell their shares at or above the price at which they purchased them.
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At September 30, 2023, we had approximately 18.7 million shares outstanding held by non-affiliates. Our daily trading volume for the quarter ended September 30, 2023 averaged approximately 199,059 shares.
In addition, stock markets have experienced in the past and may in the future experience a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced in the past and may in the future experience wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations have and may continue to adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our results of operations and financial condition.
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
The exclusive-forum provisions in our bylaws may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the exclusive-forum provisions may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, if the exclusive-forum are found to be unenforceable, we may incur additional costs associated with resolving such matters. The exclusive-forum provisions may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts specified in the exclusive-forum provisions may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the nine month period ended September 30, 2023 under this program. As of September 30, 2023, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) Principal Executive Officer (“PEO”) Designation
In connection with and as of the filing of this Quarterly Report on Form 10-Q, Peter J. Lau, our President and Chief Executive Officer, assumed the responsibilities of the Company’s PEO, replacing Yuval Wasserman, our Executive Chairman, who previously served as our PEO. Mr. Wasserman will continue to serve as our Executive Chairman and his role will not otherwise change or be affected by the designation of Mr. Lau as our PEO.

(c) Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference			Provided Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	3.1	September 10,1997

3.2	Amended and Restated Bylaws	8-K	3.1	May 30, 2023

4.1	Specimen Stock Certificate	S-1/A	4.1	September 10, 1997

4.2	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	January 24, 2023

4.3	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	4.1, Exhibit A	January 24, 2023

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

FARO Technologies, Inc.
(Registrant)

Date: November 1, 2023	By:	/s/ Allen Muhich
Name: Allen Muhich
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)