Form 10-K
period 2023-12-31
FARO TECHNOLOGIES INC
filed 2024-02-28
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $299,411,381 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 19, 2024, there were outstanding 18,969,298 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•the changes in our executive management team in 2023 and 2024 and the loss of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements;
•our inability to realize the intended benefits of reorganizing our business functions and improve operational effectiveness;
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
•our inability to successfully realize increases to the pricing of our products and services;
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

ITEM 1.    BUSINESS
FARO is a Florida corporation founded in 1982 with worldwide headquarters located at 125 Technology Park, Lake Mary, Florida 32746.
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide selection of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of sectors including manufacturing, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Over the past three years, we strategically pursued growth and long-term profitability through a combination of strategic acquisitions to bolster our investment in software development, increase gross margins, optimize working capital and targeted restructuring initiatives to lower our operating expense base.
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
Restructuring
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.

In conjunction with the Restructuring Plan, on July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation ("Sanmina"). Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022, as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we have incurred total restructuring charges of $25.8 million and have paid $24.8 million, primarily consisting of severance and related benefits.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. We expected to incur total pre-tax charges in the range of $22 million to $28 million, at the inception of the Integration Plan, predominantly through the first half of 2024, with a targeted annualized savings of approximately $20 million to $30 million. As of December 31, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $26.1 million, and have made cash payments of $8.7 million, primarily consisting of severance and related benefits, inventory impairment charges and right-of-use asset impairment charges.
Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2024.
Industry Background
We have a wide variety of customers that support a large number of sectors, including manufacturing, surveying, architecture, engineering and construction, as well as, public safety forensics. The pressures in reducing overall manufacturing costs, improving profitability in the AEC market and the need for complete information in public safety are all driving the need for automated solutions to quickly and accurately capture 3D data, and for this information to be made accessible remotely. In each of the industries we serve, there is a growing need for accurate 3D information for high accuracy inspection, machine alignment and calibration, as-built modeling and design, quality control, digital twin and crash and crime scene investigations as well as pre-incident planning. Each of these industries are undergoing a form of transformation where the use of FARO’s digital technology would help improve customers’ yields, reduce costs and drive additional profitability.
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
The emergence of building information modeling (“BIM”) in the AEC market has required improvements in 3D documentation, coordination, collaboration, and simulation across the entire building lifecycle. BIM, in part, is the compilation of a 3D model representation of a project that can be updated real time and compare actual to design. BIM is believed to become more prevalent as it aides in reducing the costs associated with scrap and overruns. The ability to obtain accurate, real-time 3D measurements and information will help to replace existing methodologies such as tape measures and chalk lines. In addition, an increase in modular and pre-fab construction is being driven by growing urbanization, government initiatives and a need for affordable housing. Modular and prefabrication construction allow for building all, or large portions of a building and then assembling them on-site. The processes of creating such structures resembles more traditional manufacturing flows where real-time 3D measurements and information can vastly improve the costs associated with re-work of materials and poor quality.
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
Our acquisition of HoloBuilder addressed a need for less accurate yet higher resolution 3D data. This acquisition brought to FARO its leading 360° photo software platform, which delivers hardware agnostic image capture, registration and viewing to the fast-growing Digital Twin market. With an initial focus on construction management, HoloBuilder’s technology platform provides general contractors a solution to efficiently capture and virtually manage construction progress using off-the-shelf 360° cameras. Further, we believe HoloBuilder’s SaaS platform added fast and easy reality-capture photo documentation and added remote access capability to FARO’s highly accurate 3D point cloud-based laser scanning to create the industry’s first end-to-end Digital Twin solution. The combined solution will provide comprehensive scanning and image management capabilities for the Digital Twin market including robotic assembly 3D simulation, construction management, facilities operations and management, and incident pre-planning.
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

•Quantum Max and Gage Max FaroArm® – The Quantum Max series of articulated arms comes in various sizes ranging from 2.0 meters up to 4.0 meters in probing diameter to allow for measuring a large array of part sizes. The 2.0 meter Quantum Max FaroArm® and 1.5 meter Gage Max FaroArm®, offer the highest accuracy for measuring small parts, molds and assemblies replacing the need for small handheld tools such as micrometers, calipers and height gauges. The Quantum Max and Gage Max FaroArms® are ergonomically designed 6- or 7-axis articulated ARMs that have the ability to measure across a wide range of sizes and accuracies in various applications and industries. FaroArm® 8-axis allows additional degrees of freedom to capture the most complex parts.

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

•Vantage® – The FARO Laser Tracker Vantage® utilizes a laser beam for ultra-precise measurement of objects of up to 80 meters. It enables manufacturing, engineering, and quality control professionals to build, measure and inspect large parts, machine tools and other large objects, on-site and in-process.

•Vantage® Max – The higher end Laser Tracker maximizes 6 degrees of freedom (6DoF) measurement capabilities via the optional 6Probe, enabling precise measurement of hidden areas and small features. The Vantage Max provides more accurate 6DoF probing that helps speed up inspections and reduce the number of tooling changes and device moves.
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
•Focus - The FARO Focus Laser Scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the accurate and photorealistic 3D representations of an object or environment such as building, facility, street, mine or even crash/crime scene. The Focus is available in several models which allow the customer to choose the best capability for their applications: Focus Core, Focus Premium (available with different ranges: 70m, 150m and 350m). The Focus connects with the FARO Stream mobile app, bridging FARO hardware to the FARO Sphere cloud environment. Users can also benefit from Hybrid Reality Capture™, powered by Flash Technology™. The new scan mode for the FARO Focus Premium Laser Scanner is available as an add-on subscription that combines the accuracy of a 3D scan with the speed of a panoramic camera. This product line is primarily sold to customers in the AEC and public safety industries.
•Freestyle 2 - The FARO Freestyle 2 is a high-quality, portable 3D scanner designed for photorealistic 3D reality capture. It is a lightweight, handheld device with a high degree of flexibility, allowing operators to scan anywhere in most conditions. This product is primarily sold to customers in the AEC and public safety industries.
FARO Mobile Laser Portfolio. The Mobile Scanner Portfolio, inherited from the GeoSLAM acquisition, uses LiDAR technology and SLAM technology to provide fast, highly portable accurate 3D scanning. The portability allows for these solutions to be used in difficult environments and attached to other mobile devices such as drones.
•Orbis — The FARO® Orbis™ is a unique hybrid mobile scanning solution created to optimize workflows and elevate productivity. It can be used for both mobile and stationary data capture in one device. Designed for construction, engineering and surveying professionals, Orbis delivers rapid speed of capture, while returning highly accurate 3D visual representations of the real world. Integrating FARO’s Flash Technology™ in Orbis allows for stationary scans in just 15 seconds and provides unrivaled detail from a mobile mapping solution. As with the FARO Focus laser scanner, Orbis is operated with FARO Stream mobile app and connects to our FARO Sphere cloud environment.
•GeoSLAM Zeb — The legacy GeoSLAM Zeb series is still offered. Several models (Zeb Go, Zeb Revo, Zeb Horizon) provide different levels of point cloud density, range and accuracy.
FARO Software. We provide a complete portfolio of software solutions that integrate with FARO hardware products to merge data and provide collaborative workflows and applications.

•FARO Sphere XG is a cloud-based digital reality platform that provides its users a centralized, collaborative experience across the company’s reality capture applications. When paired with the Stream mobile app, Sphere XG enables faster 3D data capture, processing and project management from anywhere in the world
•CAM2® allows users in the 3D metrology market to efficiently fulfill quality assurance and inspection tasks. CAM2® is currently offered under either a subscription based plan or as a standalone licensed product.
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
•FARO Connect automatically processes mobile scanning data that allows customers to perform additional workflows. It has the capability to provide point cloud measurements, classify the data and perform manual and automatic alignment of multiple data sets. FARO Connect is currently offered under either a subscription based plan or as a standalone license product.
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
Hardware Warranty, Repair & Other Services. We generally warrant our products against defects in design, materials and workmanship for one to two years. To support our product lines, we also separately sell hardware service contracts that typically range from one year to three years, software maintenance contracts which enable our customers to receive the latest software updates and typically range from one year to three years, and comprehensive support, training and technology consulting services to our customers.
Customers
Our sales are diversified across a broad number of over 12,000 customers worldwide in a range of metrology, reverse engineering, factory automation, building information modeling, public safety and other applications. Our metrology, reverse engineering and factory automation applications are purchased by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrial manufacturers. Applications are used by these customers for alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and setup, and assembly guidance. Our building information modeling applications are purchased primarily by customers in the AEC markets. Applications are used by these customers for as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation. Our public safety applications are purchased primarily by law enforcement agencies, private investigators, and forensic experts and are used for capturing environmental or situational scenes, crash and fire scene investigations and environmental safety evaluations. Our ten largest customers by revenue represented an aggregate of approximately 2.3% of our total sales in 2023.
Sales and Marketing
We sell our products worldwide through direct sales and service offices, as well as third-party distributors and resellers. We have direct sales personnel in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Romania, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the United Kingdom, Austria, Belgium and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification. As of December 31, 2023, we employed 576 sales and marketing staff globally.
Our marketing team focuses its efforts on gaining an increased understanding of customer applications and workflows which enables value-based product positioning while optimizing our customer's total cost of ownership. By strengthening our understanding of customer applications and workflows, we continue to develop high-value solutions across our product and software platforms. Our sales and marketing leadership teams have transformed our lead generation process and implemented technology to provide our sales organization with higher quality leads which optimizes the time and effort spent by our sales team.
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
At December 31, 2023, we employed 215 staff in our research and development efforts. Research and development expenses were approximately $41.8 million in 2023.
Intellectual Property
We own approximately 730 patents and pending patent applications worldwide, which generally expire on a rolling basis between 2024 and 2044. We also own approximately 510 trademark registrations worldwide, with 220 pending trademark applications.
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
Sanmina currently manufactures our FARO Quantum Max Arm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2024.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing and industrial applications, which, in addition to portable articulated arms, laser trackers, 3D imaging and laser scanner products, consist of fixed-base CMMs, templates and go/no-go gages, check fixtures, handheld measurement tools, and various categories of surveying equipment. In the FaroArm® portfolio, FARO Laser Tracker, FARO Orbis, FARO Focus and FARO Sphere solution lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; Artec Europe, S.a.r.l.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Gerber Technology LLC. In our cloud based virtual reality capturing software, HolobuilderTM product line, we compete primarily with OpenSpace and StructionSite. We also compete in these product lines with a number of other smaller companies. We compete on the basis of technical innovation, product performance, quality and value with respect to all of our products.
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
In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the China personal Information Protection Law adopted in 2021 (the "China GDPR") (the EU GDPR, UK GDPR and China GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Further, a number of other regions where we do business, including the United States, the Asia-Pacific region and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues. In addition, certain states, including California, Colorado, Connecticut, Virginia and Utah, have adopted new or modified privacy and security laws and regulations that may apply to our business. These laws are prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. In order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and logistics of such transfers. Compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.
We historically have sold our products and related services to the U.S. Government (the “Government”) under two General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) through the end of 2021. Beginning in 2022, we have sold our products and related services to the government through approved distributors . We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
COVID-19
Our business is vulnerable to the economic effects of pandemics and other public health crises, including the COVID-19 pandemic and related variants. While we experienced less of an impact in 2023 (compared to prior years) due to the COVID-19 pandemic and related variants on our employees, operations and supply chain, any resurgence could again impact our workforce, cause demand disruptions, impact material availability and product production and result in shipment challenges. Any one of these adverse events could materially impact our business, financial condition, and results of operations.
Backlog and Seasonality
At December 31, 2023, we had orders representing approximately $28.2 million in sales outstanding, of which $11.4 million related to services that we expect to deliver within one year. At December 31, 2022 and 2021, we had orders representing approximately $29.9 million and $26.1 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter, as customers spend the remaining balances of their capital expenditure budgets.

Human Capital
At December 31, 2023, we had 1,243 full-time employees worldwide, consisting of 576 sales and marketing professionals, 209 customer service/training/application engineering specialists, 92 production and supply chain staff, 215 research and development staff, and 151 administrative staff. As we are a global company, so too is the distribution of our headcount with 38% residing in the Americas, 41% in Europe, the Middle East, and Africa ("EMEA") and 21% in the Asia-Pacific ("APAC") region.
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
Our CEO and Chief Human Resource Officer regularly update the Company's board of directors on key areas of our human capital strategy, including the following:
Diversity and Inclusion: Because we want our employees to grow professionally and personally during their careers at FARO, we have pledged to provide a diverse and collaborative environment rich in equal opportunities. We actively strive to maintain an environment that treats all employees with dignity and respect and believe that the combined knowledge and diverse views our employees contribute across our global locations strengthens our competitive edge. To foster a respectful atmosphere that embraces diversity of thought, we require annual diversity and inclusion training for all employees and in 2023 we launched our first Employee Resource Groups, sponsored and supported by senior leaders across our Company. As of December 31, 2023, approximately 26% of our global workforce identified as female and 26% of our employees in managerial roles identified as female. As of December 31, 2023, minorities represented approximately 28% of the Company’s U.S. workforce.
Employee Engagement: To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants and takes actions to address areas of employee concern. 80% of employees responded to our bi-annual survey in 2023. Feedback from the survey informs our functional level action plan as well as corporate-wide initiatives.
Core Values and Ethics: Our culture and values, along with our approximately 1,250 full-time employees in approximately 28 countries, are the most valuable assets of our Company. The “Power of We” describes our values, which are the foundation of our Company culture. They are:
We Strive for Excellence: We aim to exceed the expectation of our internal and external customers.
We Think Big & Move Fast: We are pioneers in digitalization, leaders with bold ideas who act quickly to ensure we deliver on the value customers expect.
We Make our Mark: We offer solutions that enable our customers to work more efficiently and competitively, creating a more sustainable world.
We Support Each Other: We embrace a culture of trust, integrity, transparency, and diversity to nurture talent and foster a collaborative work environment.
Our employees are required to participate in ethics training covering key topics like our Global Ethics policy, code of conduct and other policies. To ensure we live our values and that our culture stays unique and strong, our Board of Directors and the executive team put significant focus on our human capital resources.
Employee Recruitment: We work diligently to attract the best talent from diverse backgrounds in order to meet the current and future demands of our business. In 2023, we hired 90 new employees in 15 different countries. Our average employee tenure is 6.5 years.
Our investment in tomorrow includes providing experiences for higher-education students and new graduates through two immersive programs. FARO University provides professional experience opportunities through a select number of part-time paid internships. In the last year, we hosted 63 interns in the United States, Germany, Portugal, and Sweden. Interns are embedded in a variety of functional teams, including Hardware Engineering, Software Engineering, Optical Engineering, Manufacturing Engineering, Logistics and Trade Compliance, Quality Analysis, Supply Chain and Process Engineering. For graduates pursuing post-secondary engineering careers, FARO offers a New Graduates Program. The 2022-2023 cohort included four participants who were paired with a mentor and spent 10 months rotating through various roles at FARO to gain exposure to different functional areas. During the program, participants are given opportunities to develop or hone technical and professional skills through specialized training. At the conclusion of the program, participants may have the opportunity to accept a full-time role at FARO.
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
Available Information
We make available, free of charge on our Internet website at www.faro.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission(the "SEC"). You can find these reports on our website at www.faro.com by first clicking “Investor Relations” and then “SEC Filings.” We have included our website address throughout this filing as textual references only. The information on, or accessible through, our website is not a part of, or incorporated into, this Annual Report. You may also access this information at the SEC’s website at http://www.sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
The loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth. Our executive management team has gone through a significant transition during the last year, with the retirement of our President and Chief Executive Officer in May 2023; the appointment of our current Chairman, Yuval Wasserman, as our Executive Chairman, who also assumed the role of Interim Chief Executive Officer in May 2023; and, most recently, the appointment of Peter J. Lau as the President and Chief Executive Officer and a member of our Board of Directors in July 2023, and the appointment of Matthew Horwath as the Senior Vice President and Chief Financial Officer in January 2024.
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
We market closely interdependent hardware products and related software for use in measurement, inspection, and high density surveying applications. Substantially all of our revenues are currently derived from sales of these products and software, and we plan to continue our business strategy of focusing on the hardware and software solution-driven, 3D measurement and imaging solutions market. Consequently, our financial performance will depend, in large part, on computer-based measurement, inspection and high density surveying products achieving broad market acceptance. If our products cannot attain broad market acceptance, we will not grow as anticipated and may be required to make increased expenditures on research and development for new applications or new products.
The buying process for most of our customers for our measurement products is highly decentralized and typically requires significant time and expense for us to further penetrate the potential market of a specific customer, which may delay our ability to generate additional revenue.
Our success depends, in part, on our ability to further penetrate our customer base. During 2023, approximately 83% of our revenue was attributable to sales to our existing customers whom have previously purchased products or services from us. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.

If our efforts to develop our current services towards a subscription-based business model do not succeed, we may reduce our revenue growth rate and profitability, fail to keep pace with technological developments and harm our business.
We are currently developing cloud-computing application services to deliver new and existing software offerings. The markets for our 3D measurement, imaging and realization clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of a significant platform change, including our SphereXG platform, and introduction of new services, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our continued efforts to develop new and existing services may not succeed and may reduce our revenue growth rate.
Additionally, if we are unable to rapidly enhance or develop new features for the technology underlying our future subscription-based business model that keep pace with the current and future technological environment, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion introduction and user acceptance of the feature, service or enhancement. Further, because our services will be designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in identifying the technology trends and developing the enhancements, or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2023, we had approximately 18.9 million shares outstanding held by non-affiliates. Our daily trading volume for the quarter ended December 31, 2023 averaged approximately 231,194 shares.
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
We are significantly vulnerable to the economic effects of pandemics and other public health crises, including the COVID-19 pandemic and the associated COVID-19 variants in any of the global locations we operate in. While the impact of COVID-19 has lessened during the past year, the risk of resurgence and variants could have a material adverse effect on our business, financial condition and results of operations in the future.
Should we experience a resurgence of COVID-19 or any associated variants, the impact on our business could include, but not be limited to, the following:
•potential production slowdowns of our factories in impacted countries or potential supply and distribution chain disruption (including any impact on our contract manufacturer, Sanmina, located in Thailand), which could in the future result in increased costs and decreased efficiency, and which have and could impact our ability to respond to rapid changes in demand;
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
•potential significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future;
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
As such, the potential future impact on our financial condition and results of operations cannot be determined at this time.
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
The occurrence of one or more natural disasters, such as fires, explosions, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather, or the occurrence of acts of war, political unrest, terrorist activities or labor issues, including due to public health crises such as pandemics and epidemics, where our contracted manufacturer or we have a manufacturing facility could result in physical damage to, and complete or partial closure of, such manufacturing facilities, which could adversely affect our business, operations and financial performance. Since most of our manufacturing is done by our contract manufacturer located in Thailand, a natural disaster or other catastrophic event impacting that site could result in a significant impact on our business. Interruptions in our manufacturing operations or damage to any of our manufacturing facilities could reduce our revenues and increase our costs, and the extent of losses from natural disasters, severe weather and such other events will be a function of both the severity of the event and the total amount of insured exposure. Although we maintain insurance coverage, we can offer no assurance that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If losses from business interruption or property damage exceed the amounts for which we are insured, our business, results of operations and financial condition could be adversely affected.
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
Certain of our customers operate in the defense sector and depend significantly on U.S. government spending, and, as a result, purchase volumes of our products by such customers are subject to changes in military strategy and government priorities. Further, while many of the U.S. government defense programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations. When U.S. and foreign allied governments are faced with competing national priorities, such as addressing financial or spending crises or public health emergencies, there can be significant pressure to reduce defense spending, which could reduce the demand for our products and adversely affect our financial position, results of operations and cash flows. . Reductions in defense spending that impact the aerospace and defense industries, or uncertainty regarding future levels of government expenditures, could have an adverse effect on our results of operations. Additionally, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result, which may have impacts in addition to those resulting from budget cuts, sequestration impacts or program-level appropriations, including payment delays, impairment of our ability to perform work on existing contracts and reductions in future orders.
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
The exclusive-forum provisions in our bylaws may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the exclusive-forum provisions may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, if the exclusive-forum are found to be unenforceable, we may incur additional costs associated with resolving such matters. The exclusive forum provisions may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts specified in the exclusive-forum provisions may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

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
We conduct a significant portion of our business outside the United States and consequently much of our revenues, expenses and assets are denominated in foreign currencies, most notably the Euro, Japanese Yen, Swiss Franc, Chinese Yuan and Brazilian Real. Our results of operations are affected by fluctuations in exchange rates, which have caused, and may in the future cause, significant fluctuations in our quarterly and annual results of operations. Fluctuations in exchange rates may have a material adverse effect on our results of operations and financial condition and could result in potentially significant foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. Additionally, currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to those customers. If we do not adjust the prices for our products in response to unfavorable currency fluctuations, we could be forced to sell our products at a lower margin or at a net loss. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
We may be unable to recognize the anticipated benefits of our Restructuring Plan, our new strategic plan, and any future restructuring and strategic plans.
On February 14, 2020, our Board of Directors approved a global restructuring plan, which is intended to support our new strategic plan in an effort to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”), which is intended to streamline and simplify operations particularly around recent acquisitions and the resulting redundant operations and offerings, and on May 3, 2023, amended the Integration Plan, to further increase savings. Actual results, including the final costs of these restructuring plans, our new strategic plan and our ability to sustain savings, may differ materially from our expectations, resulting in our inability to realize the expected benefits of these restructuring plans and negatively impact our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve financial results that are within our goals is subject to a number of factors beyond our control. Moreover, our annual and quarterly operating results have varied significantly in the past and likely will vary significantly in the future. Factors that cause our financial results to fluctuate include, but are not limited to, the following:
•adverse changes with regard to our contract manufacturer, the manufacturing industry in general and general economic conditions;
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
Because the historical and projected future performance of certain of our recently acquired operations were lower than our expectations, the technologies, intellectual property, know-how and related intangibles were no longer aligned with our go-forward strategies, and due to other initiatives in connection with our new strategic plan, in the second quarter of 2020, we disposed of certain of our operations. See Note 19, “Restructuring” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding the impairment. We currently hold a total of $47.9 million in intangible assets, net of accumulated amortization, and $109.5 million in goodwill at December 31, 2023. Additionally, as a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. Events may occur or circumstances may change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the assets, which could result in a further write-down of our assets.
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
On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying indebtedness. As of December 31, 2023, the outstanding principal balance of our Convertible Senior Notes was $75 million.
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
As described in Part II, Item 9A — Controls and Procedures, of this Annual Report on Form 10-K, we identified a material weakness in our internal control related to information technology general controls (ITGC) in the area of user access over certain IT systems that support the Company’s financial reporting process. A material weakness, as defined by the SEC rules, is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have been implementing and continue to implement a remediation plan to address the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If our remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.
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
Our balance sheet includes $25.0 million in deferred tax assets. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure if any valuation allowances are required. The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income in the jurisdiction during the periods in which those deferred tax assets would be deductible. We continue to monitor whether any valuation allowances are necessary, and if we are required to establish a valuation allowance against any of our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.
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
The accounting method for reflecting the Notes on our consolidated balance sheets, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning with the fiscal year ending December 31, 2022, including interim periods within that fiscal year.
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
In addition, the shares of common stock underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if the conversion option is not exercised, and could materially reduce our reported working capital.

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
In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the China personal Information Protection Law adopted in 2021 (the China GDPR") GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Further, a number of other regions where we do business, including the United States, the remaining Asia-Pacific region and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues. In addition, certain states, including California, Colorado, Connecticut, Virginia and Utah, have adopted new or modified privacy and security laws and regulations that may apply to our business. These laws are prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. In order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
Failure to comply with the GDPR could result in penalties for noncompliance. Since we are subject to the supervision of relevant data protection authorities under the EU GDPR, the UK GDPR and the China GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Outside of the EU, the UK and China, other data privacy regimes may impose similar fines and consequences on the same or greater scale.
Risks generally associated with our information systems or cybersecurity attacks on our systems could adversely affect our business reputation, the results of our business operations and our financial condition.
We rely on the efficient and uninterrupted operation of our information systems and networks, including cloud-based and other third-party services, to obtain, rapidly process, analyze and manage data to, among other things:
•capture, store, measure, manipulate, interact with and share 4D, 3D and 2D scanned data generated from our products and software;
•facilitate the purchase and distribution of thousands of inventory items used in the manufacture of our products;
•develop, maintain and license our software systems used by customers;

•receive, process and ship orders for our products and software on a timely basis;
•accurately bill and collect from customers;
•process payments to suppliers and employees; and
•summarize results, manage our business and report our financial results.
As with any information systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which could in turn inhibit effective and timely business decisions. It is possible that the centers hosting our information systems, or the information systems themselves, could experience a complete or partial shutdown. Such shutdowns, or a significant network disruption, could be the result of a new system implementation, the integration of systems, facility issues, power outages, energy blackouts, telecommunications failures, computer viruses, cyber security attacks, or security breaches, including ransomware, some of which could go undetected for an extended period. We also face the challenge of supporting our older systems, which are vulnerable to increased risks, including the risk of system breaches, failures, and disruptions, and implementing necessary upgrades.
Threats to our information technology security can take a variety of forms. Individuals or groups of hackers, or sophisticated organizations including state-sponsored organizations, may take steps that attack or pose threats to our customers and our information technology infrastructure. If we were to experience a complete or partial shutdown, disruption or attack, it would likely adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee confidential information or personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, impact our business reputation, and cause us to incur liability and significant costs to remedy the damages caused by the disruptions or security breaches. In addition, existing or changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in our operating or capital expenditures which are needed to comply with these laws or regulations. If any of the foregoing events were to occur, our operating results during such periods would be adversely impacted.
We have experienced cybersecurity incidents from time to time as part of our operations. Cybersecurity attacks have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Given the dynamic and rapidly evolving nature of cyber threats, we are continually working to maintain reliable information systems to manage our business and improve our ability to deliver our products to our customers worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patching, logging and monitoring, back-up infrastructure with offsite retention of storage media, system audits, periodic password changes and training of our employees. Our internal information technology and security policies continue to evolve as our business and the nature of the cyber security threats we face changes.
No assurance can be given that our efforts to continue to enhance our information systems and our cyber security capabilities will always be successful. We may experience future unauthorized access and cyber incidents that could result in significant liability, damage to our brand and reputation and materially adversely affect and impact our business, results of operations and financial condition. For further information regarding our Cybersecurity programs, please see Item 1C. Cybersecurity in this Annual Report on Form 10-K.
Our sales to the U.S. government are subject to compliance with regulatory and contractual requirements, and noncompliance could expose us to liability or impede current or future business.
The U.S. Government (the "Government"), as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, price reductions, up to treble damages, fines or other sanctions and penalties. Additionally, violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting.
We have sold our products and related services to the Government under General Services Administration (“GSA”) Federal Supply Schedule contracts (the “GSA Contracts”) since 2002. Each GSA Contract is subject to extensive legal and regulatory requirements and includes, among other provisions, a price reduction clause (the “Price Reduction Clause”), which generally requires us to reduce the prices billed to the Government under the GSA Contracts to correspond to the lowest prices billed to certain benchmark customers.
Late in the fourth quarter of 2018, during an internal review we preliminarily determined that certain of our pricing practices may have resulted in the Government being overcharged under the Price Reduction Clauses of the GSA Contracts (the “GSA Matter”). As a result, we performed remediation efforts, including but not limited to, the identification of additional controls and procedures to ensure future compliance with the pricing and other requirements of the GSA Contracts. We also retained outside legal counsel and forensic accountants to assist with these efforts and to conduct a comprehensive review of our pricing and other practices under the GSA Contracts. On February 14, 2019, we reported the GSA Matter to the GSA and its Office of Inspector General.
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
For sales to the Government since 2022, we have sold our products and related services through approved distributors. We chose to make this change in our sales strategy to simplify operations and mitigate compliance risk. The Government, as well as state and local governments, can typically terminate or modify their contracts with our distributors either at their discretion or if these distributors default by failing to perform under the terms of their applicable contract, which could impede our ability to compete in the future for contracts and orders.
Any failure to comply with the Foreign Corrupt Practices Act or similar anti-corruption, anti-bribery or anti-money-laundering laws could subject us to fines and penalties.
We utilize third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and, in certain circumstances, we could be held liable for any corrupt or other illegal activities of these third-party business partners and intermediaries, our team members, representatives, contractors, partners and agents, even if we do not authorize such activities. We have policies and controls that are designed to mitigate the risks of non-compliance by our employees and agents, therefore we cannot be assured that all of our team members and agents will comply at all times with our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, or if we increase our reliance on third parties abroad, our risks under these laws may increase.
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
World geopolitical conflict, including the Russia Ukraine conflict, has created a humanitarian crisis, materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Risks associated with the Russian-Ukrainian conflict, as well as other world geopolitical conflicts that have arisen or could arise in the future, include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is involved in the oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. The Company’s cybersecurity policies, standards, processes, and practices are being integrated into the Company’s enterprise risk management program and are based on recognized frameworks and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As part of our overall enterprise risk management approach, the Company’s cybersecurity program framework is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance” below, the Board receives presentations and interacts with management on cybersecurity readiness.
Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also utilize a managed security provider (the “Security Provider”) to identify and assess vulnerabilities. Our Security Provider monitors our network, does vulnerability scanning, provides event logging services, and raises potential and actual threats with the Company’s security operations center when appropriate.

Incident Response Plan: The Company has established and maintains an incident response plan that governs the Company’s response to a cybersecurity incident, and such plan is evaluated on a regular basis. Potentially material cybersecurity risks and incidents are escalated to management and the Board as applicable.

Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. On occasion, the Company engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board and Audit Committee, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our Board and Audit Committee oversee the Company’s cybersecurity risk management. Management presents to, and discusses with, the Board the security of our systems and applications. Our Chief Digital Officer and our Information Security Director ("CDO"), provide strategic and technical leadership for the Company’s cybersecurity program and lead teams across the Company that support the cybersecurity functions. Our CDO has 30 years of experience in IT, including being accountable for IT compliance and security, and previously served as Chief Information Officer for a publicly traded company for 5 years. Our Information Security Director has nearly 30 years of experience in software development and IT, and, for 17 of those years, was responsible for security, compliance and privacy. These executives regularly report to the Chief Executive Officer and Chief Financial Officer with regards to our cybersecurity program and readiness.
Although we experience cybersecurity incidents from time to time as part of operations, these incidents have not had, and are not reasonably likely to have, a material impact on our business strategy, results of operations or financial condition. Any breach of our security measures, or those of our third-party service providers, could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of systems, operations or transactions, any of which could have a material adverse effect on our business strategy, results of operations or financial condition. See “Risk Factors” on page 24 of this Form 10-K for further discussion of the risks related to cybersecurity threats.

ITEM 2.    PROPERTIES
FARO’s facility strategy is to lease properties in the global regions in which we serve our customers with global administrative functions residing in the United States and engineering for key products residing in the locations where the technical expertise exists. We have adopted a hybrid work strategy that reduces the overall need for leased square footage.
The Americas
Our operations in the Americas are primarily located in leased facilities in Lake Mary, Florida, which consists of approximately 35,000 square feet and Exton, Pennsylvania, which consists of approximately 90,400 square feet, of which 73,400 square feet is being used for operations at December 31, 2023. In these facilities, we house our sales, marketing, customer service, research and development, service and administrative functions. We also lease a facility in Nuevo Leon, Mexico containing service and sales operations, which consists of approximately 23,000 square feet.
Europe/Middle East/Africa
In Europe, the Middle East, and Africa (“EMEA”), our primary operations are located in a leased facility in Stuttgart, Germany containing approximately 105,300 square feet, of which 10,900 square feet is being used for operations at December 31, 2023. This facility houses the research and development, administration, sales, marketing and service management personnel for our EMEA operations. Additionally, we also have a leased service and sales facility located in Warwickshire, England consisting of approximately 12,700 square feet and Nottingham, England consisting of approximately 8,300 square feet. These facilities house additional research and development, administration, sales, marketing and service management personnel for our EMEA operations.
Asia-Pacific
In Asia-Pacific (“APAC”), our primary operations are located in leased facilities in Singapore containing approximately 22,000 square feet, of which 11,400 square feet is being used for operations at December 31, 2023, Nagoya, Japan containing approximately 15,900 square feet, Shanghai, China containing approximately 24,700 square feet and New Delhi, India containing approximately 10,510 square feet. These facilities house our sales, service and administrative functions in support of our APAC operations.
We believe our current facilities and third-party resources will be adequate for our needs in 2024 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
As part of our Integration Plan, we have abandoned several office buildings under operating leases. See Note 19 Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report for additional information regarding our facilities consolidation efforts.
The information required by the remainder of this Item is incorporated herein by reference to Exhibit 99.1 to this Annual Report.
ITEM 3.    LEGAL PROCEEDINGS
We are involved in disputes, claims and other legal actions arising in the normal course of our business. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our business, financial condition or results of operations. However, any litigation, regardless of its outcome, may be costly and may require significant time and attention of our management and technical personnel.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “FARO”.
As of February 19, 2024, we had 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2023.
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2023, 2022 and 2021 under this program. As of December 31, 2023, we had remaining authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.

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
The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2023. Data for the NASDAQ Composite Index and the Russell 2000 Index assume reinvestment of dividends.
The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Company/Market/Peer Group	2018	2019	2020	2021	2022	2023
FARO Technologies, Inc.	$100.00	$123.89	$173.79	$172.29	$72.36	$55.42
Nasdaq Composite-Total Returns	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85

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

Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
We operate in international markets throughout the world and maintain sales offices in Brazil, China, Germany, India, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, the United Kingdom and the United States.
Sanmina currently manufactures our FARO Quantum Max Arm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2024.
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our consolidated financial statements. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. We have not used hedging instruments in the past as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
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
Over the past three years, we strategically pursued growth and long-term profitability through a combination of strategic acquisitions to bolster our investment in software development, increase gross margin, optimizing working capital and targeted restructuring initiatives to lower our operating expense base.
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
Restructuring
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
In conjunction with the Restructuring Plan, on July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation ("Sanmina"). Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022, as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we have incurred total restructuring charges of $25.8 million and have paid $24.8 million, primarily consisting of severance and related benefits.
In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million for the year ended December 31, 2022, which included expenses to be paid in cash of $3.0 million, primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million, consisting of the impairment of assets. We paid $6.4 million for the year ended December 31, 2022, primarily consisting of severance and related benefits.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. We expected to incur total pre-tax charges in the range of $22 million to $28 million, at the inception of the Integration Plan, predominantly through the first half of 2024, with a targeted annualized savings of approximately $20 million to $30 million. As of December 31, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $26.1 million, and have made cash payments of $8.7 million, primarily consisting of severance and related benefits, inventory impairment charges and right-of-use asset impairment charges.
Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2024.

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
Revenue from our current software products was $44.4 million, $44.4 million and $45.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription based software applications was $67.5 million, $68.3 million, and $64.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
Sanmina Relationship Components: As presented on our Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our consolidated balance sheets as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Current Assets:
Prepaid expenses and other current assets	$9,540	$14,674
Current Liabilities:
Accounts payable (1)	$6,454	$5,137
(1) As of December 31, 2023, we had a net payable balance of $6.5 million, which includes $5.4 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina. As of December 31, 2022, we had a net payable balance of $5.1 million, which included $10.6 million of accounts receivable due from Sanmina and $15.7 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.
COVID-19 and Impact On Our Business
Our business is vulnerable to the economic effects of pandemics and other public health crises, including the COVID-19 pandemic and related variants. While we experienced less of an impact in 2023 (compared to prior years) due to the COVID-19 pandemic and related variants on our employees, operations and supply chain, any resurgence could again impact our workforce, cause demand disruptions, impact material availability and product production and result in shipment challenges. Any one of these adverse events could materially impact our business, financial condition, and results of operations.

Results of Operations
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2022 performance compared to our fiscal 2021 performance and our financial condition is incorporated by reference to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended December 31, 2022, filed on February 15, 2023.
2023 Compared to 2022

	Years ended December 31,
	2023		2022		Change ($)
(dollars in thousands)		% of Sales		% of Sales	2023 vs 2022
Sales
Product	$278,572	77.6%	$265,280	76.7%	$13,292
Service	80,259	22.4%	80,485	23.3%	(226)
Total sales	358,831	100.0%	345,765	100.0%	13,066
Cost of sales
Product	150,472	41.9%	123,836	35.8%	26,636
Service	43,360	12.1%	46,166	13.4%	(2,806)
Total cost of sales	193,832	54.0%	170,002	49.2%	23,830
Gross profit	164,999	46.0%	175,763	50.8%	(10,764)
Operating expenses
Selling, general and administrative	157,336	43.8%	146,657	42.4%	10,679
Research and development	41,806	11.7%	49,415	14.3%	(7,609)
Restructuring costs	15,393	4.3%	4,614	1.3%	10,779
Total operating expenses	214,535	59.8%	200,686	58.0%	13,849
Loss from operations	(49,536)	(13.8)%	(24,923)	(7.2)%	(24,613)
Other (income) expense
Interest expense (income)	3,348	0.9%	(36)	—%	3,384
Other expense (income), net	1,178	0.3%	(3,236)	(0.9)%	4,414
Loss before income tax	(54,062)	(15.1)%	(21,651)	(6.3)%	(32,411)
Income tax expense	2,515	0.7%	5,105	1.5%	(2,590)
Net loss	$(56,577)	(15.8)%	$(26,756)	(7.7)%	$(29,821)

Consolidated Results
Sales. Total sales increased by $13.1 million, or 3.8%, to $358.8 million for the year ended December 31, 2023 from $345.8 million for the year ended December 31, 2022. Total product sales increased by $13.3 million, or 5.0%, to $278.6 million for the year ended December 31, 2023 from $265.3 million for the year ended December 31, 2022. The increase in product sales is primarily due to continued demand for our Quantum Max Arms, Laser Scanner and Tracker products and the addition of the full-year sales of GeoSLAM products. Service sales remained fairly consistent with $80.3 million for the year ended December 31, 2023, compared to $80.5 million for the year ended December 31, 2022.
Gross profit. Gross profit decreased by $10.8 million, or 6.1%, to $165.0 million for the year ended December 31, 2023 from $175.8 million for the year ended December 31, 2022. Gross margin decreased to 46.0% for the year ended December 31, 2023 from 50.8% in the prior year period. Gross margin from product revenue decreased by 7.3 percentage points to 46.0% for the year ended December 31, 2023 from 53.3% in the prior year period. This decrease in gross profit from product revenue was primarily due to $9.3 million in inventory impairment charges incurred during 2023 as a part of our Integration Plan, higher material costs and costs from GeoSLAM products. Gross margin from service revenue increased by 3.4 percentage points to 46.0% for the year ended December 31, 2023 from 42.6% for the prior year period, primarily due to higher service component pricing with relatively consistent fixed cost structure.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased by $10.6 million, or 7.3%, to $157.3 million, for the year ended December 31, 2023 from $146.7 million for the year ended December 31, 2022. This increase was primarily driven by higher compensation expenses and the full year impact from consolidating GeoSLAM and SiteScape. SG&A expenses as a percentage of sales increased to 43.8% for the year ended December 31, 2023 from 42.4% for the year ended December 31, 2022.
Research and development expenses. Research and development expenses decreased by $7.6 million, or 15.4%, to $41.8 million for the year ended December 31, 2023 from $49.4 million for the year ended December 31, 2022. This decrease was primarily due to the cost savings realized from the Restructuring Plan and the Integration Plan. Research and development expenses as a percentage of sales decreased to 11.7% for the year ended December 31, 2023 from 14.3% for the year ended December 31, 2022.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses increased by $10.8 million, or 233.6% to $15.4 million for the year ended December 31, 2023 from $4.6 million for the year ended December 31, 2022. The 2023 costs of $15.4 million were driven primarily by severance and related benefits charges and professional fees, and non-cash impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan. The 2022 costs of $4.6 million were primarily driven by severance and related benefit charges for the Restructuring Plan.
Interest (income) expense, net. For the year ended December 31, 2023, we recorded interest expense of $3.3 million compared with interest income of less than $0.1 million for the year ended December 31, 2022. This change was primarily due to interest expense associated with the Convertible Senior Notes due 2028 (the “Notes”) issued in January 2023.
Other (income) expense, net. Other expense was $1.2 million for the year ended December 31, 2023 compared to other income of $3.2 million for the year ended December 31, 2022. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.-dollar-denominated balance sheet.
Income tax expense (benefit). Income tax expense for the year ended December 31, 2023 was $2.5 million compared with $5.1 million for the year ended December 31, 2022. Our effective tax rate was -4.7% for the year ended December 31, 2023 compared to -23.6% for the year ended December 31, 2022. The decrease in tax expense for the year ended December 31, 2023, is primarily related to the release of valuation allowances in certain jurisdictions. The rate variance between the fiscal years ending December 31, 2023 and December 31, 2022 arises mainly from the increase in the pretax loss, and the absence of tax benefits for losses in the US and Singapore due to their valuation allowance position

Net (loss) income. Net loss was $56.6 million for the year ended December 31, 2023 compared with net loss of $26.8 million for the year ended December 31, 2022, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $39.0 million to $76.8 million at December 31, 2023 from $37.8 million at December 31, 2022. We also had $19.5 million in U.S. Treasury Bills recorded as short-term investments on our consolidated balance sheet. The increase in Cash and cash equivalents was primarily driven by our issuance of the Notes and favorable operating cash generation.
Cash used in operating activities was $1.1 million during the year ended December 31, 2023 compared to $24.9 million of cash used in operating activities during the year ended December 31, 2022. The decreased cash usage was primarily due to favorable working capital changes, partially offset by cash payments in connection with the Integration Plan.
Cash used in investing activities during the year ended December 31, 2023 was $33.5 million compared with cash flows used in investing activities of $49.9 million during the year ended December 31, 2022. The decrease was primarily due to acquisitions of businesses and minority share investments, net of cash received in the amount of $33.0 million in 2022, partially offset by purchase of short-term investments of $19.5 million and lower spending on technology development, patents and licenses in 2023 as compared with 2022.
Cash flows provided by financing activities during the year ended December 31, 2023 was $71.3 million compared with cash flows provided by financing activities of $1.0 million during the year ended December 31, 2022. Financing cash increase was driven by the Company's issuance of the Notes. The Notes are general senior unsecured obligations of the Company.
Of our cash and cash equivalents, $47.4 million was held by foreign subsidiaries as of December 31, 2023. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. We made no stock repurchases during the years ended December 31, 2022 and 2021 under this program. As of December 31, 2023, we had remaining authorization to repurchase $18.3 million of the $50.0 million authorized by our Board of Directors under the existing share repurchase program.
The Company's material cash requirements include the following contractual and other obligations:
Debt
On January 24, 2023, the Company issued $75 million aggregate principal amount of 5.50% Notes due 2028. The Notes will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the Notes or if the Notes are not freely tradeable as required by the indenture. Total interest expense associated with the convertible senior notes is $20.7 million, of which $4.1 million is due within 12 months.

Contractual obligations

We lease certain facilities under non-cancellable operating lease arrangements. As of December 31, 2023, we had fixed lease payment obligations of $18.8 million, with $6.3 million payable within 12 months. See Note 17 Leases for additional information regarding our lease obligations.

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
Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for a period of one to two years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts that typically range from one year to three years. Hardware service contract revenues are recognized on a straight-line basis over the term of the contract. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of licensed software only is recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenue from sales of subscription based software are recognized as such services are performed and are deferred when billed in advance of the performance of services. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes.
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
Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as described by Financial Accounting Standards Board ("FASB") ASC Topic 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcome of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that gave rise to a revision become known.
Reserve for Warranties
We establish at the time of sale a liability for the one or two year warranty included with the initial purchase price of our products, based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales. The warranty period is measured in installation-months for each major product group. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.
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
Each period, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is necessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the quantitative goodwill impairment test. We perform the quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we impair goodwill for the excess amount of the reporting unit compared to its fair value, not to be reduced below zero. Management concluded there was no goodwill impairment for the years ended December 31, 2023 and 2022.

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
Our non-employee directors may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2022 Equity Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan, as amended. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service. We discontinued future deferral elections in December 2023.

Impact of Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree’s financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08, we recorded the deferred revenue associated with the acquisition of Holobuilder in 2021 at its book value of approximately $4.0 million. Further, we recorded the deferred revenue associated with the acquisition of GeoSLAM in 2022 at its book value of approximately $1.3 million.
In August 2020, the FASB issued ASU No. 2020-06—Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update simplifies the accounting for convertible instruments that were previously separated into a debt component and an equity component, and our convertible debt was already determined to be a single debt instrument that did not require bifurcation. The Company adopted ASU 2020-06 as of January 1, 2022, and therefore, the Notes (as defined below) would not be subject to any beneficial conversion or cash conversion guidance. Moreover, the Company did not elect the fair value option - as defined in ASC 825 and 815 - to present the Notes on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2023, 57% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies. At December 31, 2023, 44% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in 2023, 2022 or 2021. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had short-term investments of $19.5 million and cash equivalents of $9.9 million as of December 31, 2023, consisting of U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
We do not believe that an increase or decrease in interest rates of 5 percent would have a material effect on our business, financial condition or results of operations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an adverse opinion.
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

•We tested the completeness and accuracy of the previous 12 months’ usage utilized by the Company to evaluate the excess and obsolete reserve.
•We developed an independent estimate of the Company’s excess and obsolete reserve testing the significant assumptions utilized by the Company, including historical usage and need for replacement parts, and compared it to management’s reserve.
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
Our audit procedures related to the completeness of foreign deferred tax assets and liabilities and the valuation allowance for the U.S. deferred tax assets included the following, amongst others:
•We evaluated the design and tested the operating effectiveness of the key controls relating to the foreign deferred tax assets and liabilities calculations. We also evaluated the design and tested the operating effectiveness of key controls related to the assumptions around the timing of reversals of existing taxable temporary differences within the .S.jurisdiction. We also tested management’s controls around the review of the completeness and accuracy of the qualitative and quantitative valuation allowance analysis.
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
Allowance for credit losses
As described further in Note 1 to the financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances. As of December 31, 2023, the allowance for credit losses was $3.2 million on $95.2 million of gross accounts receivables. This estimate is based on historical trends, future customer payment expectations, and an analysis of all receivables for possible impairment issues. We identified the evaluation of the Company’s estimation of allowance for as a critical audit matter.
The principal consideration for our determination that the allowance for credit losses estimate was a critical audit matter was the high risk of estimation uncertainty due to the judgment in place for certain account balances that require additional evaluation and judgment used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management’s assessment of the allowance for credit losses, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgment in auditing the estimate.

Our audit procedures related to the allowance for credit losses included the following, among others:
•We evaluated the design and tested the operating effectiveness of key controls over the allowance for credit losses.
•We tested the completeness and accuracy of the aged accounts receivable subledger.
•We made a selection of customers with accounts receivable balances outstanding over 90 days that have not been reserved for and tested management’s key judgements by obtaining supporting documentation including one or more of the following: customer payment history throughout the year, communications with the customer, the customer’s creditworthiness, and subsequent collections after year-end.
•We performed a retrospective review to determine the percentage of aged receivables from the year ended December 31, 2022 that did not result in subsequent collection and compared that percentage to management’s assumptions used for the determination of the allowance for credit losses as of December 31, 2023.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Jacksonville, Florida
February 27, 2024

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76,787	$37,812
Short-term investments	19,496	—
Accounts receivable, net	92,028	90,326
Inventories, net	34,529	50,026
Prepaid expenses and other current assets	38,768	41,201
Total current assets	261,608	219,365
Non-current assets:
Property, plant and equipment, net	21,181	19,720
Operating lease right-of-use asset	12,231	18,989
Goodwill	109,534	107,155
Intangible assets, net	47,891	48,978
Service and sales demonstration inventory, net	23,147	30,904
Deferred income tax assets, net	25,027	24,192
Other long-term assets	4,073	4,044
Total assets	$504,692	$473,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,404	$27,286
Accrued liabilities	29,930	23,345
Income taxes payable	5,699	6,767
Current portion of unearned service revenues	40,555	36,407
Customer deposits	4,251	6,725
Lease liability	5,434	5,709
Total current liabilities	113,273	106,239
Loan - 5.50% Convertible Senior Notes	72,760	—
Unearned service revenues - less current portion	20,256	20,947
Lease liability - less current portion	10,837	14,649
Deferred income tax liabilities	13,308	11,708
Income taxes payable - less current portion	5,629	8,706
Other long-term liabilities	23	49
Total liabilities	236,086	162,298
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,343,359 and 20,156,233 issued; 18,968,798 and 18,780,013 outstanding, respectively	20	20
Additional paid-in capital	346,277	328,227
(Accumulated deficit) Retained earnings	(9,789)	46,788
Accumulated other comprehensive loss	(37,247)	(33,331)
Common stock in treasury, at cost - 1,376,220 and 1,376,220 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	268,606	311,049
Total liabilities and shareholders’ equity	$504,692	$473,347
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Sales
Product	$278,572	$265,280	$251,103
Service	80,259	80,485	86,711
Total sales	358,831	345,765	337,814
Cost of sales
Product	150,472	123,836	109,024
Service	43,360	46,166	44,863
Total cost of sales	193,832	170,002	153,887
Gross profit	164,999	175,763	183,927
Operating expenses
Selling, general and administrative	157,336	146,657	136,234
Research and development	41,806	49,415	48,761
Restructuring costs	15,393	4,614	7,368
Total operating expenses	214,535	200,686	192,363
Loss from operations	(49,536)	(24,923)	(8,436)
Other (income) expense
Interest expense (income)	3,348	(36)	55
Other expense (income), net	1,178	(3,236)	70
Loss before income tax	(54,062)	(21,651)	(8,561)
Income tax expense	2,515	5,105	31,403
Net loss	$(56,577)	$(26,756)	$(39,964)
Net loss per share - Basic	$(2.99)	$(1.46)	$(2.20)
Net loss per share - Diluted	$(2.99)	$(1.46)	$(2.20)
Weighted average shares - Basic	18,917,778	18,318,191	18,187,946
Weighted average shares - Diluted	18,917,778	18,318,191	18,187,946
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(56,577)	$(26,756)	$(39,964)
Currency translation adjustments, net of income tax	(3,916)	(15,957)	(7,214)
Comprehensive loss	$(60,493)	$(42,713)	$(47,178)
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

					Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2021	17,990,707	$19	$287,979	$113,508	$(10,160)	$(31,043)	$360,303
Net loss				(39,964)			(39,964)
Currency translation adjustment, net of income tax					(7,214)		(7,214)
Stock-based compensation			11,456				11,456
Common stock issued, net of shares withheld for employee taxes	214,929	1	1,626			251	1,878
BALANCE DECEMBER 31, 2021	18,205,636	20	301,061	73,544	(17,374)	(30,792)	326,459
Net loss				(26,756)			(26,756)
Currency translation adjustment, net of income tax					(15,957)		(15,957)
Stock-based compensation			13,317				13,317
Common stock issued, net of shares withheld for employee taxes	78,815		(2,029)			137	(1,892)
Acquisition of business	495,562		15,878				15,878
BALANCE DECEMBER 31, 2022	18,780,013	20	328,227	46,788	(33,331)	(30,655)	311,049
Net loss				(56,577)			(56,577)
Currency translation adjustment, net of income tax					(3,916)		(3,916)
Stock-based compensation			17,833				17,833
Common stock issued, net of shares withheld for employee taxes	188,785		217				217
BALANCE DECEMBER 31, 2023	18,968,798	$20	$346,277	$(9,789)	$(37,247)	$(30,655)	$268,606
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from:
Operating activities:
Net loss	$(56,577)	$(26,756)	$(39,964)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,377	13,983	13,396
Stock-based compensation	17,833	13,317	11,456
Inventory write-downs	9,340	—	—
Asset impairment charges	5,707	507	—
Provision for bad debts, net of recoveries	1,030	163	176
Amortization of debt discount and issuance costs	450	—	—
Loss on disposal of assets	274	156	218
Provision for excess and obsolete inventory	2,361	(68)	2,297
Impairment of intangible assets	—	1,135	—
Deferred income tax expense (benefit)	(26)	2,412	24,706
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable, net	(50)	(11,198)	(15,577)
Inventories	736	3,379	(6,706)
Prepaid expenses and other assets	3,387	(21,239)	5,996
(Decrease) increase in:
Accounts payable and accrued liabilities	4,421	4,777	(13,260)
Income taxes payable	(3,808)	(1,904)	847
Customer deposits	(2,533)	1,343	2,627
Unearned service revenues	2,786	(4,863)	312
Other liabilities	367	—	—
Net cash provided by (used in) operating activities	1,075	(24,856)	(13,476)
Investing activities:
Purchases of property and equipment	(6,817)	(6,371)	(7,035)
Purchases of short-term investments	(19,496)	—	—
Cash paid for technology development, patents and licenses	(7,177)	(10,567)	(4,905)
Acquisitions of businesses and minority share investments, net of cash received	—	(32,959)	(33,800)
Net cash used in investing activities	(33,490)	(49,897)	(45,740)
Financing activities:
Payments on capital leases	(154)	(220)	(296)
Cash settlement of equity awards	217	(1,892)	(4,002)
Proceeds from issuance of stock related to stock option exercises	—	—	5,880
Short term debt	—	1,115	—
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	72,310	—	—
Payment of contingent consideration for business acquisition	(1,098)	—	—
Net cash provided by (used in) financing activities	71,275	(997)	1,582
Effect of exchange rate changes on cash and cash equivalents	115	(8,427)	(6,010)
Increase (Decrease) in cash and cash equivalents	38,975	(84,177)	(63,644)
Cash and cash equivalents, beginning of period	37,812	121,989	185,633
Cash and cash equivalents, end of period	$76,787	$37,812	$121,989
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(in thousands, except share and per share data or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, with an increasing volume being sold through an indirect channel across a range of sectors including manufacturing, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration we expect to receive in exchange for satisfaction of those performance obligations, or standalone selling price. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year to two years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts which revenues are recognized on a straight-line basis over the term of the contract. Hardware service contracts generally extend between one month and three years. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of commercial software licenses is only recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenue from the sales of software subscriptions sold as a service are recognized on a straight-line basis over the term of the contract. Software subscriptions generally extend between one month and three years. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes. As of December 31, 2023, none of our customers individually accounted for 10% or more of the Company's Total sales or Accounts receivable, net.

Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions, including U.S. Treasury Bill investments, with maturities of three months or less when purchased to be cash and cash equivalents. We had deposits with foreign banks totaling $47.4 million and $31.1 million as of December 31, 2023 and 2022, respectively.
Investments—The Company’s investments consist of U.S. Treasury Bills and are classified as held-to-maturity securities. These investments are recorded at amortized cost. Investments with original maturities of three months or less are considered cash equivalents. Investments with original maturities exceeding three months and less than one year are categorized as short-term investments. These investments are classified as held-to-maturity securities, based on the intent and ability to hold these investments to maturity. Our investments in the U.S. Treasury Bills with three months maturity were classified as cash equivalents and investments with six months maturity were classified as short-term investment on the consolidated balance sheets. These investments were considered held-to-maturity securities and were recorded at amortized cost.
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
Property and Equipment—Property and equipment purchases generally exceeding two thousand five hundred dollars are capitalized and recorded at cost. Depreciation is calculated using the straight-line method over the life of the asset, commencing in the month when the asset is placed into service. The estimated useful lives of various asset classes are as follows:

Machinery, equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.
Depreciation expense was $7.7 million, $8.3 million and $9.2 million in 2023, 2022 and 2021, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes. Balances of major classes of depreciable assets and total accumulated depreciation as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Property, plant and equipment:
Machinery and equipment	$99,111	$91,490
Furniture and fixtures	6,646	6,225
Leasehold improvements	20,464	20,738
Property, plant and equipment at cost	126,221	118,453
Less: accumulated depreciation and amortization	(105,040)	(98,733)
Property, plant and equipment, net	$21,181	$19,720
Business Combinations—We allocate the purchase consideration of acquired companies to the assets acquired and liabilities assumed based generally on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
Each period, and for our single reporting unit, we can elect to perform a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of our reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is necessary. We calculate the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we record the amount of the impairment loss, if any.
Management concluded there was no goodwill impairment for the years ended 2023, 2022 and 2021. We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual test of goodwill during 2023, 2022 and 2021 as of December 31. See Note 7, “Goodwill” for further information regarding goodwill.
Our intangible assets principally include patents, existing product technology, internally developed software and customer relationships that arose in connection with our acquisitions. Other intangible assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives of 3 to 14 years.
Product technology and patents are recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the product technology and patents of 7 to 14 years.
Internally developed software exceeding two thousand five hundred dollars are capitalized and recorded at cost. Amortization expense is computed using the straight-line method over the estimated useful lives of the internally developed software ranging between 1 to 3 years.
Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision or carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value.
As a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. As a result, we recognized an impairment charge related to construction-in-progress intangible assets of $1.1 million in 2022, which was included in restructuring costs on the consolidated statements of operations. We recognized no impairment charges related to intangibles in 2023 and 2021. See Note 8, “Intangible Assets” for further information regarding intangible assets.
As of December 31, 2023 and 2022, there were no indefinite-lived intangible assets.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products prior to the attainment of the related products’ technological feasibility are recorded as expenses in the period incurred. To date, the time incurred between the attainment of the related products' technological feasibility and general release to customers has been short. Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 3 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. Any costs related to preliminary project activities and post implementation activities of internal-use software are expensed as incurred. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $4.2 million during 2023, $5.4 million during 2022 and $2.0 million during 2021. In 2023 and 2022, we recognized $1.6 million and $0.6 million in amortization expense related to these assets. Of the $1.6 million in 2023, $1.4 million was related to the impairment of Sphere asset and was included in restructuring costs. No amounts were charged to amortization expense during 2021. These capitalized costs, which total $5.3 million as of December 31, 2023 and $7.1 million as of December 31, 2022 are primarily included in net intangible assets in our consolidated balance sheets.
Reserve for Warranties—We establish at the time of sale a liability for the one to two year warranty included with the initial purchase price of our products, based upon an estimate of the repair expenses likely to be incurred for the warranty period. The warranty period is measured in installation-months for each major product group. Installation-month is defined as the length of time measured in months that our purchased products are covered by our warranty. The warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. The warranty expense is estimated by applying the actual total repair expenses for each product group in the prior period and determining a rate of repair expense per installation-month. This repair rate is multiplied by the number of installation-months of warranty for each product group to determine the provision for warranty expenses for the period. We evaluate our exposure to warranty costs at the end of each period using the estimated expense per installation-month for each major product group, the number of units remaining under warranty, and the remaining number of months each unit will be under warranty. We have a history of new product introductions and enhancements to existing products, which may result in unforeseen issues that increase our warranty costs. While such expenses have historically been within expectations, we cannot guarantee this will continue in the future.
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

Loss Per Share (“EPS”)—Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units and market-based awards. Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 14, “Loss Per Share.”
Accounting for Stock-Based Compensation—We have one stock-based employee and director compensation plan, which is described more fully in Note 13, “Stock Compensation Plans.”
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
Impact of Recently Adopted Accounting Standards—In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree’s financial statements at book value. Early adoption is permitted and we early adopted ASU No. 2021-08 in the fourth quarter of 2021. As a result of the early adoption of ASU No.2021-08, we recorded the deferred revenue associated with the acquisition of Holobuilder in 2021 at its book value of approximately $4.0 million. Further, we recorded the deferred revenue associated with the acquisition of GeoSLAM in 2022 at its book value of approximately $1.3 million.
In August 2020, the FASB issued ASU No. 2020-06—Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update simplifies the accounting for convertible instruments that were previously separated into a debt component and an equity component, and our convertible debt was already determined to be a single debt instrument that did not require bifurcation. The Company adopted ASU 2020-06 as of January 1, 2022, and therefore, the Notes (as defined below) would not be subject to any beneficial conversion or cash conversion guidance. Moreover, the Company did not elect the fair value option - as defined in ASC 825 and 815 - to present the Notes on its financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2023—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures.

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$2,185	$4	$1,186
Cash paid for income taxes	5,276	1,659	4,365
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	4,428	175	2,226
Purchases of Property, plant, equipment and Intangibles accrued but not paid	$434	$157	$754

3.    REVENUES
The following tables present our revenues by sales type as presented in our consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Years ended December 31,
	2023	2022	2021
Product Sales
Products transferred to a customer at a point in time	$256,104	$242,969	$234,188
Products transferred to a customer over time	22,468	22,311	16,915
	$278,572	$265,280	$251,103

	Years ended December 31,
	2023	2022	2021
Service Sales
Service transferred to a customer at a point in time	$35,230	$34,525	$39,559
Service transferred to a customer over time	45,029	45,960	47,152
	$80,259	$80,485	$86,711

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Years ended December 31,
	2023	2022	2021
Total Sales to External Customers
Americas (1)	$167,269	$154,422	$140,633
EMEA (1)	108,298	98,174	104,350
APAC (1)	83,264	93,169	92,831
	$358,831	$345,765	$337,814

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of December 31, 2023, the deferred cost asset related to deferred commissions was approximately $4.6 million. For classification purposes, $3.5 million and $1.1 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheets as of December 31, 2023. As of December 31, 2022, the deferred cost asset related to deferred commissions was approximately $3.0 million. For classification purposes, $2.0 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheets as of December 31, 2022.
The unearned service revenue liabilities reported on our consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription based software and software maintenance. The current portion of unearned service revenues on our consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. The unearned service revenues - less current portion on our consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. Customer deposits on our consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the year ended December 31, 2023 and December 31, 2022, we recognized $33.8 million and $33.5 million of revenue that was deferred on our consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. We recognized revenue of $33.7 million and $34.8 million from invoicing activity within the year, which included overtime deliverables for the year ended December 31, 2023 and December 31, 2022, respectively.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for December 31, 2023 and December 31, 2022 was approximately less than $0.1 million and $0.3 million, respectively.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added, sales and other taxes that we collect concurrently with revenue-producing activities.

4.    ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2023	2022	2021
Balance, beginning of year	$2,285	$2,231	$3,888
Current period provision for expected credit losses, net of recoveries	1,030	163	176
Charge-offs of amounts previously written off	(148)	(109)	(1,833)
Balance, end of year	$3,167	$2,285	$2,231

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
VAT receivable and other indirect taxes	$17,848	$11,544
Prepaid maintenance and insurance	3,832	4,040
Income taxes receivable	2,651	3,710
Prepaid sales compensation	3,512	2,198
Other prepaid expenses	10,925	19,709
Total	$38,768	$41,201

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

Inventories consist of the following:

	December 31, 2023	December 31, 2022
Raw materials	$18,460	$33,076
Finished goods	16,069	16,950
Inventories, net	34,529	50,026
Service and sales demonstration inventory, net	$23,147	$30,904

7.    GOODWILL
We had approximately $109.5 million and $107.2 million of goodwill as of December 31, 2023 and 2022, respectively. Changes in these balances are shown below:

	December 31, 2023	December 31, 2022
Goodwill, beginning	$107,155	$82,096
Acquired goodwill	—	26,465
Foreign currency translation	2,379	(1,406)
Goodwill, ending	$109,534	$107,155

In the second quarter of 2023, the Company’s common stock price declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill was tested at the entity level as the Company had only one reporting unit. In determining the fair value of the reporting unit, we used a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value was determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value was derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2023, the fair value of the reporting unit exceeded its net book value. As a result, there was no impairment charge recorded.
We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual qualitative test of goodwill as of December 31, 2023, and recorded no impairment expense for the year ended December 31, 2023 and we performed an annual quantitative test of goodwill during 2022 as of December 31, 2022, and recorded no impairment expense for the year ended December 31, 2022.
We report as a single reporting segment and have one reporting unit that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety.

8.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2023
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,127	$15,742	$8,385
Patents and trademarks	19,687	11,509	8,178
Customer relationships	25,164	7,279	17,885
Other	22,062	8,619	13,443
Total	$91,040	$43,149	$47,891

	As of December 31, 2022
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$22,903	$12,704	$10,199
Patents and trademarks	16,733	9,028	7,705
Customer relationships	24,283	5,503	18,780
Other	19,110	6,816	12,294
Total	$83,029	$34,051	$48,978

Amortization expense was $7.7 million, $5.7 million and $4.2 million in 2023, 2022 and 2021, respectively. In 2023, we had $1.4 million related to the impairment of Sphere that is included in restructuring costs. The estimated amortization expense for each of the years 2024 through 2028 and thereafter is as follows:

Years ending December 31,	Amount
2024	$8,520
2025	8,107
2026	6,439
2027	5,090
2028	1,696
Thereafter	18,039
Total	$47,891

9.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2023	2022
Accrued compensation and benefits	$15,347	$12,483
Accrued restructuring costs	1,609	528
Accrued warranties	2,831	2,610
Professional and legal fees	2,851	1,662
Accrued interest	1,712	—
Taxes other than income	3,313	3,737
Other accrued liabilities	2,267	2,325
Total	$29,930	$23,345
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2023	2022	2021
Balance, beginning of year	$2,610	$1,880	$1,683
Provision for warranty expense	3,986	3,715	2,851
Fulfillment of warranty obligations	(3,765)	(2,985)	(2,654)
Balance, end of year	$2,831	$2,610	$1,880

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
The fair values of our cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their short duration.
As of December 31, 2023, the Company had $29.4 million investments in U.S. Treasury Bills, $9.9 million were classified as Cash and cash equivalents and $19.5 million were classified as Short-term investments on our consolidated balance sheets. At December 31, 2023, the fair value of these investments approximated its carrying amount. The fair value of the U.S. Treasury Bills is considered a Level 1 measurement.
The fair value of the Convertible Senior Notes due 2028 (the “Notes”) was approximately $65.3 million as of December 31, 2023. Fair value was determined based on the closing trading price of the Notes as of the last day of trading in December 2023 and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$—	$—	$1,043
Total	$—	$—	$1,043

Contingent consideration liability represents arrangements to pay the former owners of certain companies we acquired based on the attainment of future product release milestones and is reported in Other long-term liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of contingent consideration liabilities. These probability weightings are developed internally and assessed on a quarterly basis. The remaining undiscounted maximum payment under these arrangements was approximately $1.0 million and was paid in full to former owners under these arrangements on August 30, 2023, leaving a zero balance as of December 31, 2023.

11.    INCOME TAXES
Income (loss) before income tax (benefit) expense consists of the following:

	Years ended December 31,
	2023	2022	2021
Domestic	$(67,914)	$(37,875)	$(13,202)
Foreign	13,852	16,224	4,641
(Loss) Income before income taxes	$(54,062)	$(21,651)	$(8,561)
The components of the income tax expense (benefit) for income taxes are as follows:

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$(515)	$(1,329)	$211
State	179	162	114
Foreign	2,269	3,860	6,372
Current income tax expense	1,933	2,693	6,697
Deferred:
Federal	—	2	15,464
State	10	(32)	6,418
Foreign	572	2,442	2,824
Deferred income tax expense	582	2,412	24,706
Income tax expense (benefit)	$2,515	$5,105	$31,403

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax expense (benefit) are summarized below:

	Years ended December 31,
	2023	2022	2021
Tax expense at statutory rate	$(11,353)	$(4,548)	$(1,798)
State income taxes, net of federal benefit	(3,030)	(864)	106
Foreign tax rate difference	390	314	303
Change in valuation allowance	9,150	2,534	26,475
Impact of intra-entity IP transfers	—	—	231
Prepaid tax on intercompany profit	2,874	2,966	3,390
Impact of permanent differences of non-deductible cost	555	2,221	1,658
Withholding/other foreign taxes	798	165	838
Research and development credit	(608)	(273)	(737)
Global intangible low-taxed income (“GILTI”)	3,011	3,238	763
Foreign currency gain/loss	415	(468)	594
Provision to return adjustments & deferred adjustments	(1,691)	(395)	313
Change in enacted tax rates	(196)	(883)	(306)
Equity based compensation	2,089	1,144	(245)
Uncertain tax positions	109	(46)	(185)
Other	2	—	3
Income tax expense (benefit)	$2,515	$5,105	$31,403
The components of our net deferred income tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Net deferred income tax asset - Non-current
Warranty cost	$381	$301
Inventory reserve	1,676	2,255
Unearned service revenue	8,294	8,930
Employee stock options	5,102	3,772
Tax credits	6,133	4,296
Loss carryforwards	20,965	19,197
Depreciation	773	729
Intangibles & goodwill	13,996	12,461
Lease liability	3,419	3,690
Total deferred tax assets	60,739	55,631
Valuation allowance	(46,515)	(37,295)
Total deferred tax assets net of valuation allowance	14,224	18,336
Net deferred income tax liability - Non-current
Other, net	(150)	(2,420)
Operating lease right-of-use asset	(2,433)	(3,441)
Total deferred tax liabilities	(2,583)	(5,861)
Net deferred tax assets	$11,641	$12,475

Our domestic entities had a net deferred tax liability in the amount of $0.5 million and $0.5 million as of December 31, 2023 and December 31, 2022, respectively. Our foreign entities had net deferred tax assets in the amount of $12.1 million and $12.9 million as of December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 we had U.S. federal and state net operating loss carryforwards of $31.0 million and $140.0 million, respectively. $30.7 million of our federal net operating losses carryforward indefinitely while a portion of our federal and state net operating loss carryforwards will begin to expire in 2029. We had interest expense limitation carryforwards of $2.0 million that will carryforward indefinitely. We also had federal and state R&D credits of $4.6 million and $0.4 million, respectively. The federal credits will begin to expire in 2037 and our state credits carryforward indefinitely. We had foreign tax credits of $1.1 million that will begin to expire in 2032. Foreign net operating losses are $46.8 million, the majority of which can be carried forward indefinitely.

At December 31, 2023, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $8.5 million and net operating losses of $8.0 million, the majority of which can be carried forward indefinitely. At December 31, 2022, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $10.3 million and net operating losses of $9.0 million, the majority of which can be carried forward indefinitely.

The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Management's evaluation begins with a jurisdictional review of cumulative gains or losses incurred over recent years. A significant piece of objective negative evidence exists when a jurisdiction has incurred cumulative losses over recent years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. We have valuation allowances of $46.5 million and $37.3 million for the years December 31, 2023 and 2022, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2023, 2022 and 2021 was a $9.2 million increase, $2.1 million increase and $26.5 million increase, respectively. The increase in the valuation allowance for the year ended December 31, 2023 primarily relates to the recording of valuation allowances against our net U.S. and Singapore deferred tax assets.

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

During 2022, the United States enacted the Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022. We have performed an analysis of the applicable tax law changes and have determined any change was immaterial.

As of December 31, 2023, 2022 and 2021, our unrecognized tax benefits totaled $2.5 million, $2.4 million and $1.7 million, respectively, which are included in Income taxes payable and offsetting an associated deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2023	2022	2021
Balance at January 1	$2,428	$1,664	$1,873
Additions based on tax positions related to the current year	723	1,924	53
Reductions for tax provisions of prior years	(177)	—	—
Lapse of statute of limitations	(451)	(1,160)	(262)
Balance at December 31	$2,523	$2,428	$1,664

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2023.

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2020-2023	N/A
United States - various states	2019-2023	N/A
Germany	2013-2023	N/A
Switzerland	2021-2023	N/A
Singapore	2019-2023	N/A
India	2018-2023	2018-2022

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.5 million. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. state level and are subject to a three to four year statute of limitations, depending on the state.

12.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2023, we had approximately $30.4 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
Legal Proceedings — We are involved in disputes, claims and other legal actions arising in the normal course of our business. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our business, financial condition or results of operations. However, any litigation, regardless of its outcome, may be costly and may require significant time and attention of our management and technical personnel.

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
We were authorized to grant awards for up to 750,000 shares of common stock under the 2022 Plan, as well as any shares underlying awards outstanding under our 2014 Stock Incentive Plan (the “2014 Plan”) that thereafter terminate or expire unexercised or are canceled, forfeited or lapse for any reason as of the effective date of the 2022 Plan. The 2022 Plan is the successor to and continuation of the 2014 Plan, no additional awards may be granted under the 2014 Plan. All outstanding awards previously granted under the 2014 Plan will remain subject to its previous terms. At the 2023 annual shareholders' meeting, the holders of the Company’s common stock approved an amendment to the Company’s 2022 Equity Incentive Plan to increase the number of shares reserved for issuance by 1,250,000.
There were 10,501 options outstanding at December 31, 2023 under the 2014 Plan at exercise prices between $34.55 and $61.30. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period. There were no options outstanding at December 31, 2023 under the 2022 Plan.
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
For the stock-based awards granted in 2023, 2022 and 2021, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards with the market condition vest at the end of the 3-year performance period if the applicable market-based measure is achieved. Stock-based compensation expense of performance-based restricted stock unit awards with the market condition will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The market-based restricted stock units granted in 2023, 2022 and 2021 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these market-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the market-based restricted stock units that were granted during 2023, 2022 and 2021 valued using the Monte Carlo Simulation valuation model was $23.89, $68.62 and $145.67, respectively. For market-based restricted stock units granted during 2023, 2022 and 2021 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Year ended December 31
	2023	2022	2021
Risk-free interest rate	4.5%	2.0%	0.2%
Expected dividend yield	—%	—%	—%
Term	2.97 years	3 years	3 years
Expected volatility	56.3%	42.5%	45.0%

Historical information was the primary basis for the selection of the expected dividend yield and expected volatility. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the term of the award being valued.
A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2023
Outstanding at January 1, 2023	22,667	$52.39
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(12,166)	53.08
Outstanding at December 31, 2023	10,501	$51.58	0.85	$—
Options exercisable at December 31, 2023	10,501	$23.16	0.03	$423,093
As no stock options were exercised during the year ended December 31, 2023 and 2022, the aggregate intrinsic value of stock options exercised was zero. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $3.0 million. No stock options vested during the year ended December 31, 2023 and 2022. The total fair value of stock options vested during the years ended December 31, 2021 was $0.2 million.

The following table summarizes the restricted stock and restricted stock unit activity and weighted-average grant date fair values for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	577,935	$61.86
Granted	1,235,972	24.26
Forfeited	(160,676)	53.48
Vested	(195,813)	53.13
Non-vested at December 31, 2023	1,457,418	$32.06
We recorded total stock-based compensation expense associated with our stock incentive plans of $17.8 million, $13.3 million and $11.5 million in 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $27.3 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted-average period of 1.87 years.
The following table summarizes total stock-based compensation expense for each of the line items on our consolidated statement of operations:

	Years ended December 31,
	2023	2022	2021
Cost of Sales
Product	$1,150	$889	$566
Service	185	161	69
Total cost of sales	1,335	1,050	635
Operating Expenses
Selling, general and administrative	14,198	9,656	8,985
Research and development	2,300	2,611	1,836
Total operating expenses	16,498	12,267	10,821
Total stock-based compensation	$17,833	$13,317	$11,456

14.    LOSS PER SHARE
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

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(56,577)	$(26,756)	$(39,964)
Denominator:
Weighted average shares - Basic	18,917,778	18,318,191	18,187,946
Weighted average shares - Diluted	18,917,778	18,318,191	18,187,946
Net loss per share - Basic	$(2.99)	$(1.46)	$(2.20)
Net loss per share - Diluted	$(2.99)	$(1.46)	$(2.20)
Securities excluded from the determination of weighted average shares for the calculation of diluted earnings per share, as they were potentially antidilutive	1,467,919	600,602	395,387

15.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2023, 2022 and 2021 aggregated to $1.9 million, $1.9 million, and $1.8 million, respectively.

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
Total sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2023	2022	2021
Total sales to external customers
United States and Canada	$148,642	$137,190	$127,661
Americas-Other	18,627	17,233	12,973
Germany	47,954	41,485	48,772
EMEA-Other	60,344	56,688	55,577
Japan	21,099	21,661	25,997
China	34,423	43,108	40,808
Asia-Other	27,742	28,400	26,026
	$358,831	$345,765	$337,814
Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2023	2022	2021
Long-Lived Assets
United States	$92,861	$89,424	$82,845
Americas-Other	8,820	8,800	9,794
Germany	21,561	22,055	24,415
EMEA-Other	54,091	53,656	10,063
Japan	350	617	1,039
Asia-Other	923	1,301	1,750
	$178,606	$175,853	$129,906
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$6,621	$7,212	$7,805
Finance lease cost:
Amortization of ROU assets	102	113	295
Interest on lease liabilities	16	18	20
Total finance lease cost	$118	$131	$315

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for the year ended December 31, 2023, 2022 and 2021 was $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use asset	$12,231	$18,989

Current operating lease liability	5,434	5,535
Operating lease liability - less current portion	10,837	14,532
Total operating lease liability	16,271	20,067

Finance leases:
Property and equipment, at cost	1,722	1,523
Accumulated depreciation	(1,547)	(1,387)
Property and equipment, net	175	136

Current finance lease liability	108	174
Finance lease liability - less current portion	112	117
Total finance lease liability	$220	$291

Weighted Average Remaining Lease Term (in years):
Operating leases	4.57	4.97
Finance leases	2.40	2.24

Weighted Average Discount Rate:
Operating leases	5.71%	5.67%
Finance leases	5.02%	5.31%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,288	$7,513	$7,860
Operating cash flows from finance leases	16	18	20
Financing cash flows from finance leases	216	220	296
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,298	$1,792	$1,210

Maturities of lease liabilities are as follows:

Years Ending December 31,	Operating leases	Finance leases
2024	$6,168	$115
2025	3,862	64
2026	2,524	39
2027	1,675	13
2028	1,524	2
Thereafter	2,822	—
Total lease payments	18,575	233
Less imputed interest	(2,304)	(13)
Total	$16,271	$220

18.    BUSINESS COMBINATIONS
On September 1, 2022, we completed the acquisition of UK-based GeoSLAM, a leading provider of mobile scanning solutions with proprietary high-productivity simultaneous localization and mapping (“SLAM”) software. We believe this acquisition enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. We believe these newly acquired capture technologies integrate into our 4D digital reality-based SaaS offering that will allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. We acquired all voting equity interests of GeoSLAM held by the previous owners. The results of GeoSLAM’s operations as of and after the date of acquisition have been included in our consolidated financial statements. The total purchase price included $29.1 million of cash paid, net of cash acquired and a non-cash payment of 495,562 shares of FARO stock valued at $15.9 million that is subject to customary lock-up provisions for a total purchase price of $44.9 million.
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
On December 1, 2022, we completed the acquisition of SiteScape, an innovator in LiDAR 3D scanning software solutions for the AEC and O&M markets. SiteScape enables LiDAR equipped mobile devices to easily capture indoor spaces digitally, providing a readily available entry-point to scanning physical spaces for a broad range of applications. We believe integrating SiteScape’s iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere Platform will allow streamlining multiple capture methods into a single centralized environment on a single coordinate system. We believe this enables FARO’s construction and facilities customers to access a portfolio which now contains low-resolution Lidar, 360° photo, video, mobile mapping and terrestrial laser scanning. The total purchase price included $1.9 million of cash paid, net of cash acquired. The results of SiteScape’s operations as of and after the date of acquisition have been included in our consolidated financial statements.

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

19.    RESTRUCTURING
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally.
In conjunction with the Restructuring Plan, on July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we paid $24.8 million, primarily consisting of severance and related benefits. All actions under this plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million for the year ended December 31, 2022, which include expenses to be paid in cash of $3.0 million, primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million, consisting of the impairment of assets. We paid $6.4 million for the year ended December 31, 2022, primarily consisting of severance and related benefits.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. We expected to incur total pre-tax charges in the range of $22 million to $28 million, at the inception of the Integration Plan, predominantly through the first half of 2024, with a targeted annualized savings of approximately $20 million to $30 million. As of December 31, 2023, in relation with the Integration Plan, we have incurred total restructuring charges of $26.1 million, and have made cash payments of $8.7 million, primarily consisting of severance and related benefits, inventory impairment charges and right-of-use asset impairment charges.
In 2023, we completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart and Dresden, Germany, Portugal and Singapore and determined that we will abandon portions of these facilities. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $4.0 million, which was included in restructuring costs on the condensed consolidated statements of operations. We expect to make cash payments for the remaining duration of the contractual lease period approximating the right-of-use asset write-off value. In 2023, we recorded $1.4 million in asset impairment charges to fully expense the net book value of certain software assets. As a part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. This led to inventory and related purchase commitments impairment charges of $9.3 million, which were included in the cost of sales on the condensed consolidated statements of operations.
Activity related to the accrued restructuring and integration charge and cash payments during the year ended December 31, 2023, 2022 and 2021 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	9,448	303	9,751
Cash payments	(8,277)	(393)	(8,670)
Balance at December 31, 2023	$1,489	$120	$1,609

Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,643	1,330	2,973
Cash payments	(4,767)	(1,597)	(6,364)
Balance at December 31, 2022	$318	$210	$528

Balance at December, 2020	$1,481	$866	$2,347
Additions charged to expense	5,197	2,171	7,368
Cash payments	(3,236)	(2,560)	(5,796)
Balance at December 31, 2021	$3,442	$477	$3,919
Substantially all of our planned activities under the Restructuring Plan and Integration Plan are complete and as part of our final steps, we expect to potentially incur remaining pre-tax charges in the range of $0.5 million to $1.0 million through the first half of fiscal year 2024.
20.     DEBT
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

The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the year ended December 31, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of December 31, 2023 and are classified in long term liabilities in the consolidated balance sheets.
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
The proceeds from the issuance of the Notes are presented under the long term liabilities of our consolidated balance sheets. The net proceeds from the issuance of the Notes were approximately $72.3 million, after deducting underwriting discounts of $2.3 million and other offering expenses of $0.4 million. As of December 31, 2023, the outstanding principal balance of the Notes was $75 million. The Company is in compliance with all covenants under the indenture governing the Notes as of December 31, 2023.
The net carrying amount of the Notes was as follows:

Year Ended
December 31, 2023
Principal	$75,000
Unamortized discount and issuance costs	(2,240)
Net carrying amount	$72,760
The following table sets forth the interest expense recognized related to the Notes:

Year Ended
December 31, 2023
Contractual interest expense	$4,315
Amortization of discount and issuance costs	433
Total interest expense related to the Notes	$4,748

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In connection with this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were not effective as of December 31, 2023 as a result of a material weakness in our internal control over financial reporting as described below.
Changes in Internal Control over Financial Reporting
Except for the material weakness discussed below, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. Based on this assessment, we identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access over certain IT systems that support the Company’s financial reporting process. A material weakness, as defined by the SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness noted by management specifically related to our design and maintenance of effective user access controls that consistently and adequately detect and monitor the use of user accounts with elevated access to ensure that those accounts were being used by appropriate personnel and only authorized activities were performed. Additionally, deficiencies across multiple systems were identified related to the provisioning of access, deprovisioning of access, and the monitoring and restriction of access with identified segregation of duties conflicts. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge of certain individuals with IT expertise, which led to issues resulting from changes in IT personnel; insufficient knowledge and training of IT personnel on the importance of ITGCs; and risk-assessment processes inadequate to identify and assess the implementation of new IT systems and assess changes in IT environments that could impact internal control over financial reporting. Although this control deficiency did not result in any identified material misstatements to our previously filed financial statements, the aforementioned material weakness could result in a material misstatement to the Company’s financial statements that would not be prevented or detected on a timely basis. Based on this material weakness, management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2023.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report with an adverse opinion on our internal control over financial reporting as of December 31, 2023. Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Grant Thornton LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.
Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectivel
y. The remediation actions include: (i) hiring new and reassigning existing information technology leadership with public company experience to enhance public company information technology services and solutions; (ii) formalized certain roles and review responsibilities within key financial applications, including ensuring appropriate segregation of duties; (iii) revised user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial information technology applications to appropriate Company personnel; (iv) designed information technology operation controls to ensure critical jobs are monitored and privileges are appropriately granted; (v) implemented more robust logging and monitoring procedures to track user activities and system changes, designed to allow for better visibility into user access and detect any unauthorized or suspicious activities; (vi) established procedures for ongoing monitoring and improvement of access controls and system accountability to assess the effectiveness of controls more frequently, identify any gaps or weaknesses, and take corrective actions as needed to strengthen the overall security posture in a timely manner; and (vii) enhanced our regular training and awareness programs to employees on the importance of maintaining strong access controls aimed at mitigating the risk of insider threats and unauthorized access.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2024.
FARO Technologies, Inc.
Lake Mary, Florida
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not design and maintain effective user access controls that consistently and adequately detect and monitor the use of user accounts with elevated access to ensure that those accounts were being used by appropriate personnel and only authorized activities were performed. Additionally, deficiencies across multiple systems were identified related to the provisioning of access, deprovisioning of access, and the monitoring and restriction of access with identified segregation of duties conflicts. Controls over information technology (“IT”) processes lacked sufficient documentation such that the successful operation of Information Technology General Controls ("ITGC”s") was overly dependent upon knowledge of certain individuals with IT expertise, which led to issues resulting from changes in IT personnel Furthermore, risk-assessment processes were inadequate to identify and assess the implementation of new IT systems and assess changes in IT environments that could impact internal control over financial reporting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 27, 2024 which expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Jacksonville, Florida
February 27, 2024

ITEM 9B. OTHER INFORMATION
(b) Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES
(a)    (1) Financial Statements.
The following consolidated financial statements required by this item are included in Part II, Item 8 of this Annual Report under the caption “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.
All financial statement schedules have been omitted as they are either not required or not applicable, or the required information is otherwise included in our consolidated financial statements or the notes thereto.
(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Provided Herewith

2.1**	Quota Purchase Agreement, by and among FARO FNH Netherlands Holdings B.V., Opto-Tech SRL, and the Other Parties Listed on the Signature Pages Hereto, dated as of July 13, 2018	8-K	2.1	July 19, 2018

3.1	Amended and Restated Articles of Incorporation of FARO Technologies, Inc.	S-1/A	3.1	September 10, 1997

3.2	Amended and Restated Bylaws of FARO Technologies, Inc.	8-K	3.1	May 30, 2023
4.1	Specimen of the Company’s Stock Certificate	S-1/A	4.1	September 10, 1997

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.2	February 16, 2022

4.3	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	January 24, 2023

4.4	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	4.1, Exhibit A	January 24, 2023

10.1*	FARO Technologies, Inc., 2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement)	Proxy Statement, Schedule 14A	Appendix A	April 15, 2009

10.2*	First Amendment to the FARO Technologies, Inc. 2009 Equity Incentive Plan	8-K	10.1	April 15, 2011

10.3*	FARO Technologies, Inc. 2014 Incentive Plan	8-K	10.1	June 3, 2014

10.4*	FARO Technologies, Inc. 2014 Incentive Plan (as amended May 11, 2018)	8-K	10.1	May 15, 2018

10.5*	FARO Technologies, Inc.2022 Equity Incentive Plan and forms of agreement thereunder	10-Q	4.2	August 3, 2022

10.6*	2022 Equity Incentive Plan, as amended	8-K	10.1	May 30, 2023

10.7*	Summary of Director Compensation Program (Effective July 1, 2021)	10-Q	10.2	October 27, 2021

10.8	Form of Intellectual Property and Confidentiality Agreement between the Company and new employees	10-K	10.8	February 29, 2016

10.9*	FARO Technologies 2009 Equity Incentive Plan, Incentive Stock Option Award Agreement	10-K	10.10	February 29, 2016

10.10*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Grant	10-K	10.12	February 29, 2016

10.11*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	10.13	February 29, 2016

10.12*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Unit Award Agreement	10-Q	10.4	August 2, 2016

10.13*	FARO Technologies 2014 Incentive Plan, Form of Time-Based Nonqualified Stock Option Award Agreement	10-K	10.15	February 24, 2017

10.14*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Award Agreement	10-K	10.14	February 21, 2018

10.15*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement	10-Q	10.5	May 1, 2019

10.16*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement (Performance-Based)	10-Q	10.6	May 1, 2019

10.17*	Amendment to 2019 Performance-Based Restricted Stock Unit Award Agreement	10-K	10.15	February 19, 2020

10.18*	Offer of Employment Letter between FARO Technologies, Inc. and Allen Muhich, dated as of July 15, 2019	8-K	10.1	July 16, 2019

10.19*	FARO Technologies, Inc. Key Executive Change in Control and Severance Plan, dated as of October 25, 2022	10-Q	10.1	November 2, 2022

10.20*	2018 Non-Employee Director Deferred Compensation Plan, as amended	10-K	10.2	February 15, 2023

10.21*	Form of Deferred Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	10.25	February 21, 2019

10.22*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	10.26	February 21, 2019

10.23	Office Flex Lease [Triple Net], 250 Technology Parkway, Lake Mary, FL, dated as of September 26, 2007, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada	10-K	10.15	March 10, 2008

10.24	First Amendment to Lease Agreement, dated as of October 1, 2009, by and between FARO Technologies, Inc. and Sun Life Assurance Company of Canada	10-K	10.27	February 26, 2010

10.25	Second Amendment to Office Flex Lease between RCS - Tech Park, LLC and FARO Technologies, Inc., dated as of February 27, 2019	8-K	10.1	March 5, 2019

10.26	Amended and Restated Lease Agreement, dated as of October 1, 2009, by and between FARO Technologies, Inc. and Emma Investments, LLC	10-K	10.26	February 26, 2010

10.27	First Amendment to Amended and Restated Lease Agreement between Emma Investments, LLC and FARO Technologies, Inc., dated as of May 14, 2014	8-K	10.1	May 16, 2014

10.28	Second Amendment to Amended and Restated Lease Agreement, dated as of January 29, 2019, by and between FARO Technologies, Inc. and Emma Investments, LLC	8-K	10.1	January 31, 2019

10.29	Agreement of Lease (Amendment and Restatement) between 290 National Road Limited Partnership and FARO Technologies, Inc., dated as of September 9, 2014	8-K	10.1	September 12, 2014

10.30	Assignment and Assumption of Lease, dated as of April 21, 2017, by and between FARO Technologies, Inc., Instrument Associates, LLC and Century Park, L.L.C.	10-K	10.27	February 21, 2018

10.31	Non-residential Tenancy Agreement, dated as of July 1, 2017, by and between Eredi Martinelli Marmi E Graniti S.p.A. and Opto-tech S.R.L.	10-K	10.35	February 21, 2019

10.32*	Form of Director Indemnification Agreement	8-K	10.1	October 28, 2020

10.33*	Form of Officer Indemnification Agreement	8-K	10.2	October 28, 2020

10.34	Settlement Agreement between General Services Administration and FARO Technologies, Inc. dated as of February 25, 2021	8-K	10.1	March 2, 2021

10.35	Manufacturing Services Agreement by and Between FARO Technologies, Inc. and Sanmina corporation dated as of July 15, 2021	10-Q	10.3	October 27, 2021

10.36*	Transition and Retirement Agreement, dated as of May 12, 2023, by and between Michael Burger and FARO Technologies, Inc.	8-K/A	10.1	May 18, 2023

10.37*	Offer Letter between FARO Technologies, Inc. and Peter J. Lau	8-K	10.1	June 29, 2023

10.38*	Promotion Letter between FARO Technologies, Inc. and Matthew Horwath	8-K	10.1	January 16, 2024

10.39*	Transition and Separation Agreement between FARO Technologies, Inc. and Allen Muhich	8-K	10.2	January 16, 2024

21.1	FARO Technologies, Inc. List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).				X

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	FARO Technologies, Inc. Compensation Recovery Policy				X

99.1	Properties				X

101
The following information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements; and (vii) the information included in Part II, Item 9B(b).
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

FARO TECHNOLOGIES, INC.

Date:	February 27, 2024	By:	/s/ Matthew Horwath
Matthew Horwath, SVP & Chief Financial Officer
(Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints each of PETER LAU AND MATTHEW HORWATH as his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Peter Lau	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Peter Lau

/s/ Matthew Horwath	SVP & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Matthew Horwath

/s/ Yuval Wasserman	Executive Chairman	February 27, 2024
Yuval Wasserman

/s/ Lynn Brubaker	Director	February 27, 2024
Lynn Brubaker

/s/ John Donofrio	Director	February 27, 2024
John Donofrio

/s/ Jeroen van Rotterdam	Director	February 27, 2024
Jeroen van Rotterdam

/s/ Alex Davern	Lead Independent Director of the Board	February 27, 2024
Alex Davern

/s/ Moonhie Chin	Director	February 27, 2024
Moonhie Chin

/s/ Rajani Ramanathan	Director	February 27, 2024
Rajani Ramanathan

/s/ Jawad Ahsan	Director	February 27, 2024
Jawad Ahsan