Form 10-Q
period 2024-03-31
FARO TECHNOLOGIES INC
filed 2024-05-01
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23081

FARO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3157093
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 Technology Park,
Lake Mary	32746
Florida
(Address of Principal Executive Offices)	(Zip Code)
(407) 333-9911
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	FARO	Nasdaq Global Select Market LLC
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
Yes ☐ No  ☒

There were 19,205,873 shares of the registrant’s common stock outstanding as of April 29, 2024.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$79,518	$76,787
Short-term investments	19,763	19,496
Accounts receivable, net	88,908	92,028
Inventories, net	35,376	34,529
Prepaid expenses and other current assets	32,854	38,768
Total current assets	256,419	261,608
Non-current assets:
Property, plant and equipment, net	19,855	21,181
Operating lease right-of-use assets	11,075	12,231
Goodwill	108,359	109,534
Intangible assets, net	47,057	47,891
Service and sales demonstration inventory, net	20,655	23,147
Deferred income tax assets, net	24,933	25,027
Other long-term assets	3,951	4,073
Total assets	$492,304	$504,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,314	$27,404
Accrued liabilities	26,567	29,930
Income taxes payable	5,907	5,699
Current portion of unearned service revenues	41,012	40,555
Customer deposits	5,031	4,251
Lease liabilities	5,106	5,434
Total current liabilities	108,937	113,273
Loan - 5.50% Convertible Senior Notes	72,872	72,760
Unearned service revenues - less current portion	20,142	20,256
Lease liabilities - less current portion	9,690	10,837
Deferred income tax liabilities	12,543	13,308
Income taxes payable - less current portion	6,123	5,629
Other long-term liabilities	17	23
Total liabilities	230,324	236,086
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,578,403 and 20,343,359 issued, respectively; 19,205,361 and 18,968,798 outstanding, respectively	20	20
Additional paid-in capital	350,816	346,277
Retained earnings	(17,056)	(9,789)
Accumulated other comprehensive loss	(41,145)	(37,247)
Common stock in treasury, at cost - 1,373,042 and 1,374,561 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	261,980	268,606
Total liabilities and shareholders’ equity	$492,304	$504,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Sales
Product	$63,536	$65,240
Service	20,708	19,727
Total sales	84,244	84,967
Cost of sales
Product	30,452	33,957
Service	10,485	11,294
Total cost of sales	40,937	45,251
Gross profit	43,307	39,716
Operating expenses
Selling, general and administrative	39,593	41,376
Research and development	9,024	12,718
Restructuring costs	—	4,238
Total operating expenses	48,617	58,332
Loss from operations	(5,310)	(18,616)
Other (income) expense
Interest expense	831	835
Other (expense) income, net	25	(220)
Loss before income tax	(6,166)	(19,231)
Income tax expense	1,101	1,933
Net loss	$(7,267)	$(21,164)
Net loss per share - Basic	$(0.38)	$(1.12)
Net loss per share - Diluted	$(0.38)	$(1.12)
Weighted average shares - Basic	19,046,855	18,816,110
Weighted average shares - Diluted	19,046,855	18,816,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(7,267)	$(21,164)
Currency translation adjustments, net of income taxes	(3,898)	2,780
Comprehensive loss	$(11,165)	$(18,384)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from:
Operating activities:
Net loss	$(7,267)	$(21,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,621	4,413
Stock-based compensation	4,539	3,634
Deferred income tax (benefit) and other non-cash charges	(805)	562
Provision for excess and obsolete inventory	152	344
Amortization of debt discount and issuance costs	112	—
Loss on disposal of assets	96	69
Provisions for bad debts, net of recoveries	300	33
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	1,405	2,378
Inventories	1,957	(1,530)
Prepaid expenses and other current assets	5,587	(4,219)
(Decrease) Increase in:
Accounts payable and accrued liabilities	(5,721)	(2,450)
Income taxes payable	783	(102)
Customer deposits	819	(433)
Unearned service revenues	1,282	121
Other liabilities	(285)	—
Net cash provided by (used in) operating activities	6,575	(18,344)
Investing activities:
Purchases of property and equipment	(1,323)	(1,688)
Purchases of short-term investments	—	(20,024)
Cash paid for technology development, patents and licenses	(1,442)	(1,820)
Net cash used in investing activities	(2,765)	(23,532)
Financing activities:
Payments on finance leases	(40)	(44)
Cash settlement of equity awards	—	14
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	—	72,310
Net cash (used in) provided by financing activities	(40)	72,280
Effect of exchange rate changes on cash and cash equivalents	(1,039)	348
Increase in cash and cash equivalents	2,731	30,752
Cash and cash equivalents, beginning of period	76,787	37,812
Cash and cash equivalents, end of period	$79,518	$68,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2024	18,968,798	$20	$346,277	$(9,789)	$(37,247)	$(30,655)	$268,606
Net loss	—	—	—	(7,267)	—	—	(7,267)
Currency translation adjustment	—	—	—	—	(3,898)	—	(3,898)
Stock-based compensation	—	—	4,539	—	—	—	4,539
Common stock issued, net of shares withheld for employee taxes	236,563	—	—	—	—	—	—
BALANCE MARCH 31, 2024	19,205,361	$20	$350,816	$(17,056)	$(41,145)	$(30,655)	$261,980

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	$20	$331,875	$25,624	$(30,551)	$(30,655)	$296,313
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying December 31, 2023 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of sales
Product	$276	$240
Service	54	32
Total cost of sales	330	272

Operating expenses
Selling, general and administrative	3,942	2,568
Research and development	267	794
Total operating expenses	4,209	3,362
Total stock-based compensation	$4,539	$3,634
NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under Accounting Standards Codification 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in ASU 2023-07 should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures.
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Three Months Ended March 31,
	2024	2023
Product sales
Product transferred to customers at a point in time	$57,774	$59,892
Product transferred to customers over time	5,762	5,348
Total product sales	$63,536	$65,240

	Three Months Ended March 31,
	2024	2023
Service sales
Service transferred to customers at a point in time	$9,753	$8,390
Service transferred to customers over time	10,955	11,337
Total service sales	$20,708	$19,727

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2024	2023
Total sales to external customers
Americas (1)	$37,228	$42,343
EMEA (1)	25,435	24,165
APAC (1)	21,581	18,459
	$84,244	$84,967

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2024, the deferred cost asset related to deferred commissions was approximately $4.4 million. For classification purposes, $3.4 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2024. As of December 31, 2023, the deferred cost asset related to deferred commissions was approximately $4.6 million. For classification purposes, $3.5 million and $1.1 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2023.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three months ended March 31, 2024, we recognized $12.1 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2023. During the three months ended March 31, 2023, we recognized $11.4 million of revenue that was deferred on our condensed consolidated balance sheet as of December 31, 2022.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of sales. Our allowance for sales returns for each of March 31, 2024 and December 31, 2023 was less than $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accounts receivable	$92,246	$95,195
Allowance for credit losses	(3,338)	(3,167)
Total	$88,908	$92,028

Activity related to the allowance for credit losses was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance of the allowance for credit losses	$3,167	$2,285
Current period provision for expected credit losses, net of recoveries	300	33
Charge-offs of amounts previously expensed	(129)	(90)
Ending balance of the allowance for credit losses	$3,338	$2,228
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

Inventories consist of the following:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$19,450	$18,460
Finished goods	15,926	16,069
Inventories, net	35,376	34,529
Service and sales demonstration inventory, net	$20,655	$23,147

NOTE 8 – LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of the Notes (as defined in Note 15 to the condensed consolidated financial statements). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
As of March 31, 2024, there were approximately 1,754,711 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended March 31, 2023, there were approximately 1,077,583 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company issued $75 million aggregate principal amount of the Notes on January 24, 2023, which, if converted, would result in the issuance of a maximum of 2,124,645 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(7,267)	$(21,164)
Denominator:
Weighted average shares - Basic	19,046,855	18,816,110
Weighted average shares - Diluted	19,046,855	18,816,110
Net loss per share - Basic	$(0.38)	$(1.12)
Net loss per share - Diluted	$(0.38)	$(1.12)

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued compensation and benefits	$13,212	$15,347
Accrued restructuring costs	1,206	1,609
Accrued warranties	2,671	2,831
Professional and legal fees	3,146	2,851
Accrued interest	681	1,712
Taxes other than income	3,226	3,313
Other accrued liabilities	2,425	2,267
Total accrued liabilities	$26,567	$29,930

Activity related to accrued warranties was as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$2,831	$2,610
Provision for warranty expense	837	736
Fulfillment of warranty obligations	(997)	(664)
Balance, end of period	$2,671	$2,682

NOTE 10 – FAIR VALUE MEASUREMENTS AND INVESTMENTS
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
Assets and liabilities recorded at fair value on a recurring basis in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the guidance on fair value measurements, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:
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
Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. At March 31, 2024 and December 31, 2023, the fair value of these investments approximated its carrying amount.

	As of March 31, 2024
Assets	Level 1	Level 2	Level 3
Short-term investments: U.S. Treasury securities	$19,763	$—	$—
Total	$19,763	$—	$—

	As of December 31, 2023
Assets	Level 1	Level 2	Level 3
Cash and cash equivalents: U.S. Treasury securities	$9,871	$—	$—
Short-term investments: U.S. Treasury securities	19,496	—	—
Total	$29,367	$—	$—

The fair value of the Notes (as defined in Note 15 to the condensed consolidated financial statements) was approximately $64.9 million and $65.3 million as of March 31, 2024 and December 31, 2023, respectively. Fair value was determined based on the closing trading price of the Notes as of the last trading day of the quarter and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
NOTE 11 – RESTRUCTURING
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

On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of March 31, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.1 million, and have made cash payments of $9.1 million.
In the first quarter of 2024, we did not incur costs relating to the Integration Plan, as substantially all of our planned activities under the Restructuring Plan and Integration Plan are complete. In the first quarter of 2023, we recognized $4.2 million in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $0.4 million and $0.8 million, respectively, for the three month ended March 31, 2024 and 2023, primarily consisting of severance and related benefits.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the three months ended March 31, 2024 and 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2023	$1,489	$120	$1,609
Additions charged to expense	—	—	—
Cash payments	(403)	—	(403)
Balance at March 31, 2024	$1,086	$120	$1,206

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	4,118	120	4,238
Cash payments	(796)	—	(796)
Balance at March 31, 2023	$3,640	$330	$3,970
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2024, we had approximately $27.0 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,209	$1,730

Finance lease cost:
Amortization of ROU assets	19	15
Interest on lease liabilities	2	3
Total finance lease cost	$21	$18

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for each of the three months ended March 31, 2024 and March 31, 2023 were less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$11,075	$12,231

Current operating lease liabilities	5,106	5,434
Operating lease liabilities - less current portion	9,690	10,837
Total operating lease liabilities	14,796	16,271

Finance leases:
Property and equipment, at cost	1,685	1,722
Accumulated amortization	(1,532)	(1,547)
Property and equipment, net	153	175

Current finance lease liabilities	79	108
Finance lease liabilities - less current portion	92	112
Total finance lease liabilities	$171	$220

Weighted Average Remaining Lease Term (in years):
Operating leases	4.50	4.57
Finance leases	2.41	2.40

Weighted Average Discount Rate:
Operating leases	5.73%	5.71%
Finance leases	4.98%	5.02%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,743	$1,773
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	40	44

ROU assets obtained in exchange for lease obligations:
Operating leases	$131	$—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2024 (excluding the first 3 months)	$4,481	$69
2025	3,924	61
2026	2,501	37
2027	1,642	12
2028	1,492	3
Thereafter	2,813	—
Total lease payments	16,853	182
Less imputed interest	(2,057)	(11)
Total	$14,796	$171
NOTE 14 – INCOME TAXES
For the three months ended March 31, 2024 , we recorded an income tax expense of $1.1 million compared with $1.9 million for the three months ended March 31, 2023. Our effective tax rate was 17.9% for the three months ended March 31, 2024, compared with 10.1% in the prior year period. The tax rate for the three months ended March 31, 2024 reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
Our quarterly estimate of our annual effective tax rate, and our quarterly provision for income tax (benefit) expense, are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
NOTE 15 - DEBT
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
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended March 31, 2024, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of March 31, 2024 and are classified in long term liabilities in the condensed consolidated balance sheet.

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
The proceeds from the issuance of the Notes are presented under the long term liabilities of our condensed consolidated balance sheet. The net proceeds from the issuance of the Notes were approximately $72.3 million, after deducting underwriting discounts of $2.3 million and other offering expenses of $0.4 million. As of March 31, 2024, the outstanding principal balance of the Notes was $75 million. The Company is in compliance with all covenants under the indenture governing the Notes as of March 31, 2024.
The net carrying amount of the Notes was as follows:

	As of March 31, 2024	As of December 31, 2023
Principal	$75,000	$75,000
Unamortized discount and issuance costs	(2,128)	(2,240)
Net carrying amount	$72,872	$72,760
The following table sets forth the interest expense recognized related to the Notes:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Contractual interest expense	$1,153	$843
Amortization of discount and issuance costs	112	55
Total interest expense related to the Notes	$1,265	$898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 28, 2024 (the Annual Report”).
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
•our inability to successfully identify and acquire target companies and achieve expected benefits from, and effectively integrate, acquisitions that are consummated, including the operations from Holobuilder, Inc., UK-based NGH Holdings Limited and its subsidiaries and US-based SiteScape Inc., and the intellectual property acquired;
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
We account for wholly-owned foreign subsidiaries in the currency of the respective foreign jurisdiction; therefore, fluctuations in exchange rates may have an impact on the value of the intercompany account balances denominated in different currencies and reflected in our condensed consolidated financial statements. We have not used off-balance sheet financial instruments or other hedging instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
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
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of March 31, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.1 million, and have made cash payments of $9.1 million.
In the first quarter of 2024, we did not incur costs relating to the Integration Plan, as substantially all of our planned activities under the Restructuring Plan and Integration Plan are complete. In the first quarter of 2023, we recognized $4.2 million in employee severance and other professional costs associated with the restructuring plans. Additionally, we paid $0.4 million and $0.8 million, respectively, for the three month ended March 31, 2024 and 2023, primarily consisting of severance and related benefits.
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
Revenue from our current software products was $10.9 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $16.7 million and $16.7 million for the three months ended March 31, 2024 and 2023, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets:
Prepaid expenses and other current assets	$9,251	$9,540
Current Liabilities:
Accounts payable (1)	$7,549	$6,454
(1) As of March 31, 2024, we had a net payable balance of $7.5 million, which includes $6.1 million of accounts receivable due from Sanmina and $13.7 million of accounts payable owed to Sanmina. As of December 31, 2023, we had a net payable balance of $6.5 million, which included $5.4 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended March 31,
(dollars in thousands)	2024	% of Sales	2023	% of Sales
Sales
Product	$63,536	75.4%	$65,240	76.8%
Service	20,708	24.6%	19,727	23.2%
Total sales	84,244	100.0%	84,967	100.0%
Cost of sales
Product	30,452	36.1%	33,957	40.0%
Service	10,485	12.4%	11,294	13.3%
Total cost of sales	40,937	48.6%	45,251	53.3%
Gross profit	43,307	51.4%	39,716	46.7%
Operating expenses
Selling, general and administrative	39,593	47.0%	41,376	48.7%
Research and development	9,024	10.7%	12,718	15.0%
Restructuring costs	—	—%	4,238	5.0%
Total operating expenses	48,617	57.7%	58,332	68.7%
Loss from operations	(5,310)	(6.3)%	(18,616)	(21.9)%
Other (income) expense
Interest expense	831	1.0%	835	1.0%
Other (expense) income, net	25	—%	(220)	(0.3)%
Loss before income tax	(6,166)	(7.3)%	(19,231)	(22.6)%
Income tax expense	1,101	1.3%	1,933	2.3%
Net loss	$(7,267)	(8.6)%	$(21,164)	(24.9)%

Consolidated Results
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Sales. Total sales were $84.2 million for the three months ended March 31, 2024 compared to $85.0 million for the three months ended March 31, 2023. The total sales remained consistent with the comparable period. Total product sales decreased by $1.7 million, or 2.6%, to $63.5 million for the three months ended March 31, 2024 from $65.2 million for the three months ended March 31, 2023. Product sales were impacted primarily by the Laser Scanner products.
Gross profit. Gross profit increased by $3.6 million, or 9.0%, to $43.3 million for the three months ended March 31, 2024 from $39.7 million for the three months ended March 31, 2023, and gross margin increased by 4.7 percentage points to 51.4% for the three months ended March 31, 2024 from 46.7% for the three months ended March 31, 2023. Gross margin from product revenue increased by 4.1 percentage points to 52.1% for the three months ended March 31, 2024, from 48.0% for the prior year period primarily driven by better average selling price on our Arm and Scanner products, and by lower material costs. Gross margin from service revenue increased by 6.7 percentage points to 49.4% for the three months ended March 31, 2024 from 42.7% for the prior year period, due to higher revenue and generally higher software sales which have higher gross margin compared to our hardware products.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased moderately by $1.8 million, or 4.3%, to $39.6 million for the three months ended March 31, 2024 from $41.4 million for the three months ended March 31, 2023. This decrease was primarily driven by the savings realized from the Integration Plan. Selling, general and administrative expenses as a percentage of sales increased by 1.7 percentage points to 47.0% for the three months ended March 31, 2024 from 48.7% for the three months ended March 31, 2023.
Research and development expenses. Research and development expenses decreased by $3.7 million, or 29.1%, to $9.0 million for the three months ended March 31, 2024 from $12.7 million for the three months ended March 31, 2023. Research and development expenses as a percentage of sales decreased to 10.7% for the three months ended March 31, 2024 from 15.0% for the three months ended March 31, 2023, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses decreased by $4.2 million for the three months ended March 31, 2024 from $4.2 million for the three months ended March 31, 2023, as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. We recorded net interest expense of $0.8 million for each of the three month periods ending March 31, 2024, and March 31, 2023. Interest expense is primarily associated with the Notes issued in January 2023.
Other income (expense), net. For the three months ended March 31, 2024, other income was less than $0.1 million compared with other expense of $0.2 million for the three months ended March 31, 2023.
Income tax expense (benefit). For the three months ended March 31, 2024 we recorded an income tax expense of $1.1 million compared with $1.9 million for the three months ended March 31, 2023. Our effective tax rate was (17.9)% for the three months ended March 31, 2024 compared with (10.1)% in the prior year period. The fluctuations observed in both our income tax expense and effective tax rate are primarily associated with shifts in the geographic mix of pretax income projected for the entirety of 2024.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $7.3 million for the three months ended March 31, 2024 compared with net loss of $21.2 million for the prior year period, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $2.7 million to $79.5 million at March 31, 2024, from $76.8 million at December 31, 2023. We also had $19.8 million in U.S. Treasury Bills recorded as short-term investments on our condensed consolidated balance sheet. The increase was primarily driven by cash generated from operating activities, partially offset by purchase of property and equipment in investing activities.
Cash provided by operating activities was $6.6 million during the three months ended March 31, 2024, compared to $18.3 million of cash used in operating activities during the three months ended March 31, 2023. The change in cash usage was primarily due to favorable changes in working capital accounts and a smaller current year net loss.
Cash used in investing activities during the three months ended March 31, 2024, was $2.8 million compared to cash used in investing activities of $23.5 million during the three months ended March 31, 2023. The decrease was primarily due to the purchase of short-term investments in the first quarter of 2023, in the amount of $20.0 million which did not repeat in the first quarter of 2024.
Cash used in financing activities was less than $0.1 million during the three months ended March 31, 2024, compared to cash provided by financing activities of $72.3 million for the three months ended March 31, 2023. Financing cash change was primarily driven by the Company's issuance of the Notes in January 2023. The Notes are general senior unsecured obligations of the Company.
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
Of our cash and cash equivalents, $49.0 million was held by foreign subsidiaries as of March 31, 2024. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intend to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three-month period ended March 31, 2024, under this program. As of March 31, 2024, we had authorization to repurchase $18.3 million remaining under the repurchase program.
In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase our debt for cash in open-market purchases and/or privately negotiated transactions and upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.
We believe that our working capital and anticipated cash flow from operations will be sufficient to fund our short- and long-term liquidity operating requirements for at least the next 12 months and beyond.
We have no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of March 31, 2024, we had $27.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.

Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of March 31, 2024, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2024, 62% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 43% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in the three months ended March 31, 2024. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had short-term investment of $19.8 million and cash and cash equivalent of $79.5 million as of March 31, 2024, consisting of cash and investments in U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

Item 4. Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2024.
Material Weakness
As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness related to information technology general controls (“ITGCs”) in the area of user access over certain IT systems that support the Company’s financial reporting process. The material weakness noted by management specifically related to our design and maintenance of effective user access controls that consistently and adequately detect and monitor the use of user accounts with elevated access to ensure that those accounts were being used by appropriate personnel and only authorized activities were performed. Additionally, deficiencies across multiple systems were identified related to the provisioning of access, deprovisioning of access, and the monitoring and restriction of access with identified segregation of duties conflicts. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge of certain individuals with IT expertise, which led to issues resulting from changes in IT personnel; insufficient knowledge and training of IT personnel on the importance of ITGCs; and risk-assessment processes inadequate to identify and assess the implementation of new IT systems and assess changes in IT environments that could impact internal control over financial reporting. Although this control deficiency did not result in any identified material misstatements to our previously filed financial statements, the aforementioned material weakness could result in a material misstatement to the Company’s financial statements that would not be prevented or detected on a timely basis.
Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:
•hiring new and reassigning existing information technology leadership with public company experience to enhance public company information technology services and solutions;
•formalized certain roles and review responsibilities within key financial applications, including ensuring appropriate segregation of duties;
•revised user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial information technology applications to appropriate Company personnel;
•designed information technology operation controls to ensure critical jobs are monitored and privileges are appropriately granted;
•implemented more robust logging and monitoring procedures to track user activities and system changes, designed to allow for better visibility into user access and detect any unauthorized or suspicious activities;
•established procedures for ongoing monitoring and improvement of access controls and system accountability to assess the effectiveness of controls more frequently, identify any gaps or weaknesses, and take corrective actions as needed to strengthen the overall security posture in a timely manner; and
•enhanced our regular training and awareness programs to employees on the importance of maintaining strong access controls aimed at mitigating the risk of insider threats and unauthorized access.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2024.

Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation plan actions discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, before deciding to invest in, or retain, shares of our common stock. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report, in this Quarterly Report, and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2024 under this program. As of March 31, 2024, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference			Provided Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, as amended	S-1/A	3.1	September 10,1997

3.2	Amended and Restated Bylaws	8-K	3.1	May 30, 2023

4.1	Specimen Stock Certificate	S-1/A	4.1	September 10, 1997

10.1	Promotion Letter between FARO Technologies, Inc. and Matthew Horwath	8-K	10.1	January 16, 2024

10.2	Transition and Separation Agreement between FARO Technologies, Inc. and Allen Muhich	8-K	10.2	January 16, 2024

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

FARO Technologies, Inc.
(Registrant)

Date: May 1, 2024	By:	/s/ Matthew Horwath
Name: Matthew Horwath
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)