Form 10-Q
period 2024-06-30
FARO TECHNOLOGIES INC
filed 2024-08-08
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No  ☒

There were 19,496,573 shares of the registrant’s common stock outstanding as of August 5, 2024.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$97,914	$76,787
Short-term investments	—	19,496
Accounts receivable, net	84,868	92,028
Inventories, net	34,409	34,529
Prepaid expenses and other current assets	30,468	38,768
Total current assets	247,659	261,608
Non-current assets:
Property, plant and equipment, net	18,412	21,181
Operating lease right-of-use assets	10,960	12,231
Goodwill	108,164	109,534
Intangible assets, net	46,135	47,891
Service and sales demonstration inventory, net	21,044	23,147
Deferred income tax assets, net	24,792	25,027
Other long-term assets	3,915	4,073
Total assets	$481,081	$504,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,867	$27,404
Accrued liabilities	25,373	29,930
Income taxes payable	3,227	5,699
Current portion of unearned service revenues	40,014	40,555
Customer deposits	5,208	4,251
Lease liabilities	4,645	5,434
Total current liabilities	106,334	113,273
Loan - 5.50% Convertible Senior Notes	69,983	72,760
Unearned service revenues - less current portion	19,984	20,256
Lease liabilities - less current portion	9,556	10,837
Deferred income tax liabilities	12,498	13,308
Income taxes payable - less current portion	6,114	5,629
Other long-term liabilities	16	23
Total liabilities	224,485	236,086
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,779,711 and 20,343,359 issued, respectively; 19,406,669 and 18,968,798 outstanding, respectively	20	20
Additional paid-in capital	351,849	346,277
Retained earnings	(17,580)	(9,789)
Accumulated other comprehensive loss	(47,038)	(37,247)
Common stock in treasury, at cost - 1,373,042 and 1,374,561 shares held, respectively	(30,655)	(30,655)
Total shareholders’ equity	256,596	268,606
Total liabilities and shareholders’ equity	$481,081	$504,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Sales
Product	$61,312	$67,603	$124,848	$132,843
Service	20,773	20,608	41,481	40,335
Total sales	82,085	88,211	166,329	173,178
Cost of sales
Product	26,119	44,094	56,571	78,051
Service	11,177	10,794	21,662	22,088
Total cost of sales	37,296	54,888	78,233	100,139
Gross profit	44,789	33,323	88,096	73,039
Operating expenses
Selling, general and administrative	32,590	38,561	72,183	79,937
Research and development	9,833	11,662	18,857	24,380
Restructuring costs	616	8,450	616	12,688
Total operating expenses	43,039	58,673	91,656	117,005
Income (loss) from operations	1,750	(25,350)	(3,560)	(43,966)
Other (income) expense
Interest expense	761	1,003	1,592	1,838
Other (income) expense, net	(43)	476	(18)	256
Income (loss) before income tax	1,032	(26,829)	(5,134)	(46,060)
Income tax expense	1,556	1,416	2,657	3,349
Net loss	$(524)	$(28,245)	$(7,791)	$(49,409)
Net loss per share - Basic	$(0.03)	$(1.49)	$(0.41)	$(2.62)
Net loss per share - Diluted	$(0.03)	$(1.49)	$(0.41)	$(2.62)
Weighted average shares - Basic	19,293,778	18,920,675	19,183,822	18,871,007
Weighted average shares - Diluted	19,293,778	18,920,675	19,183,822	18,871,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(524)	$(28,245)	$(7,791)	$(49,409)
Currency translation adjustments, net of income taxes	(5,893)	(1,679)	(9,791)	1,101
Net unrealized loss on short-term investments	—	238	—	238
Comprehensive loss	$(6,417)	$(29,686)	$(17,582)	$(48,070)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from:
Operating activities:
Net loss	$(7,791)	$(49,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,788	7,925
Stock-based compensation	5,703	8,584
Inventory write-downs	—	8,132
Asset impairment charges	—	4,571
Deferred income tax (benefit) and other non-cash charges	(1,327)	(41)
Provision for excess and obsolete inventory	490	1,033
Amortization of debt discount and issuance costs	223	181
Loss on disposal of assets	994	130
Provisions for bad debts, net of recoveries	304	408
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,943	3,280
Inventories	(3,764)	1,587
Prepaid expenses and other current assets	7,771	3,105
(Decrease) Increase in:
Accounts payable and accrued liabilities	(3,087)	(277)
Income taxes payable	(1,853)	(263)
Customer deposits	1,126	(1,210)
Unearned service revenues	965	(750)
Other liabilities	(698)	(193)
Net cash provided by (used in) operating activities	10,787	(13,207)
Investing activities:
Purchases of property and equipment	(1,688)	(4,312)
Maturity of short-term investments	20,009	(20,024)
Cash paid for technology development, patents and licenses	(3,392)	(3,616)
Net cash provided by (used in) investing activities	14,929	(27,952)
Financing activities:
Payments on finance leases	(109)	(105)
Cash settlement of equity awards	—	(277)
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	—	72,310
Repayment of 5.50% Convertible Senior Notes, due 2028	(2,685)	—
Net cash (used in) provided by financing activities	(2,794)	71,928
Effect of exchange rate changes on cash and cash equivalents	(1,795)	(353)
Increase in cash and cash equivalents	21,127	30,416
Cash and cash equivalents, beginning of period	76,787	37,812
Cash and cash equivalents, end of period	$97,914	$68,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2024	18,968,798	$20	$346,277	$(9,789)	$(37,247)	$(30,655)	$268,606
Net loss	—	—	—	(7,267)	—	—	(7,267)
Currency translation adjustment	—	—	—	—	(3,898)	—	(3,898)
Stock-based compensation	—	—	4,539	—	—	—	4,539
Common stock issued, net of shares withheld for employee taxes	236,563	—	—	—	—	—	—
BALANCE MARCH 31, 2024	19,205,361	20	350,816	(17,056)	(41,145)	(30,655)	261,980
Net loss	—	—	—	(524)		—	(524)
Currency translation adjustment	—	—	—	—	(5,893)	—	(5,893)
Stock-based compensation	—	—	5,703	—	—	—	5,703
Common stock issued, net of shares withheld for employee taxes	201,308	—	(4,670)	—	—	—	(4,670)
BALANCE JUNE 30, 2024	19,406,669	$20	$351,849	$(17,580)	$(47,038)	$(30,655)	$256,596

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	20	331,875	25,624	(30,551)	(30,655)	296,313
Net loss	—	—	—	(28,245)	—	—	(28,245)
Currency translation adjustment	—	—	—	—	(1,679)	—	(1,679)
Unrealized gain (loss) on short-term investment	—	—	—	—	238	—	238
Stock-based compensation	—	—	4,950	—	—	—	4,950
Common stock issued, net of shares withheld for employee taxes	44,677	—	(291)	—	—	—	(291)
BALANCE JUNE 30, 2023	18,946,798	$20	$336,534	$(2,621)	$(31,992)	$(30,655)	$271,286
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or any future period.
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

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales
Product	$298	$364	$574	$604
Service	76	56	130	88
Total cost of sales	374	420	704	692

Operating expenses
Selling, general and administrative	196	3,554	4,138	6,122
Research and development	594	976	861	1,770
Total operating expenses	790	4,530	4,999	7,892
Total stock-based compensation	$1,164	$4,950	$5,703	$8,584
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
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales
Product transferred to customers at a point in time	$54,919	$62,737	$112,693	$122,629
Product transferred to customers over time	6,393	4,866	12,155	10,214
Total product sales	$61,312	$67,603	$124,848	$132,843

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service sales
Service transferred to customers at a point in time	$10,027	$9,078	$19,780	$17,468
Service transferred to customers over time	10,746	11,530	21,701	22,867
Total service sales	$20,773	$20,608	$41,481	$40,335

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total sales to external customers
Americas (1)	$40,167	$41,358	$77,395	$83,701
EMEA (1)	24,600	24,855	50,035	49,020
APAC (1)	17,318	21,998	38,899	40,457
	$82,085	$88,211	$166,329	$173,178

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of June 30, 2024, the deferred cost asset related to deferred commissions was approximately $4.1 million. For classification purposes, $3.1 million and $1.0 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of June 30, 2024. As of December 31, 2023, the deferred cost asset related to deferred commissions was approximately $4.6 million. For classification purposes, $3.5 million and $1.1 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2023.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and six months ended June 30, 2024, we recognized $9.9 million and $26.0 million of revenue that was deferred on our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. During the three and six months ended June 30, 2023, we recognized $33.7 million and $33.8 million of revenue that was deferred on our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of sales. Our allowance for sales returns for each of June 30, 2024 and December 31, 2023 was less than $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of June 30, 2024	As of December 31, 2023
Accounts receivable	$88,151	$95,195
Allowance for credit losses	(3,283)	(3,167)
Total	$84,868	$92,028

Activity related to the allowance for credit losses was as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance of the allowance for credit losses	$3,167	$2,285
Current period provision for expected credit losses, net of recoveries	304	408
Charge-offs of amounts previously expensed	(188)	(55)
Ending balance of the allowance for credit losses	$3,283	$2,638
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

Inventories consist of the following:

	As of June 30, 2024	As of December 31, 2023
Raw materials	$18,464	$18,460
Finished goods	15,945	16,069
Inventories, net	34,409	34,529
Service and sales demonstration inventory, net	$21,044	$23,147

NOTE 8 – INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of June 30, 2024
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$23,879	$16,714	$7,165
Patents and trademarks	17,747	10,338	7,409
Customer relationships	24,921	7,878	17,043
Other	26,774	12,256	14,518
Total	$93,321	$47,186	$46,135

	As of December 31, 2023
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,127	$15,742	$8,385
Patents and trademarks	19,687	11,509	8,178
Customer relationships	25,164	7,279	17,885
Other	22,062	8,619	13,443
Total	$91,040	$43,149	$47,891

Amortization expense, was $2.1 million and $4.1 million for the three and six months ended June 30, 2024, respectively. Amortization expense was $2.0 million and $3.9 million for the three and six months ended June 30, 2023. The estimated amortization expense for each of the years 2024 through 2028 and thereafter is as follows:

Years ending December 31,	Amount
2024 (excluding the first 6 months)	$8,997
2025	9,092
2026	7,004
2027	5,683
2028	1,935
Thereafter	13,424
Total	$46,135

NOTE 9 – LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of the Notes (as defined in Note 16 to the condensed consolidated financial statements). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.
For the three months ended June 30, 2024, there were approximately 1,508,815 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended June 30, 2023, there were approximately 1,223,344 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company had $72.0 million aggregate principal amount of the Notes outstanding on June 30, 2024, which, if converted, would result in the issuance of a maximum of 2,039,659 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(524)	$(28,245)	$(7,791)	$(49,409)
Denominator:
Weighted average shares - Basic	19,293,778	18,920,675	19,183,822	18,871,007
Weighted average shares - Diluted	19,293,778	18,920,675	19,183,822	18,871,007
Net loss per share - Basic	$(0.03)	$(1.49)	$(0.41)	$(2.62)
Net loss per share - Diluted	$(0.03)	$(1.49)	$(0.41)	$(2.62)

NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Accrued compensation and benefits	$11,884	$15,347
Accrued restructuring costs	865	1,609
Accrued warranties	2,502	2,831
Professional and legal fees	2,301	2,851
Accrued interest	1,712	1,712
Taxes other than income	3,415	3,313
Other accrued liabilities	2,694	2,267
Total accrued liabilities	$25,373	$29,930

Activity related to accrued warranties was as follows:

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$2,831	$2,610
Provision for warranty expense	1,624	1,769
Fulfillment of warranty obligations	(1,953)	(1,626)
Balance, end of period	$2,502	$2,753

NOTE 11 – FAIR VALUE MEASUREMENTS AND INVESTMENTS
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
Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. At June 30, 2024 and December 31, 2023, the fair value of these investments approximated its carrying amount.

	As of June 30, 2024
Assets	Level 1	Level 2	Level 3
Cash equivalents: U.S. Treasury securities	$9,994	$—	$—
Total	$9,994	$—	$—

	As of December 31, 2023
Assets	Level 1	Level 2	Level 3
Cash equivalents: U.S. Treasury securities	$9,871	$—	$—
Short-term investments: U.S. Treasury securities	19,496	—	—
Total	$29,367	$—	$—

The fair value of the Notes (as defined in Note 16 to the condensed consolidated financial statements) was approximately $61.0 million and $65.3 million as of June 30, 2024 and December 31, 2023, respectively. Fair value was determined based on the closing trading price of the Notes as of the last trading day of the quarter and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
NOTE 12 – RESTRUCTURING
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

On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of June 30, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.1 million.
In the second quarter of 2024 and 2023, we recognized $0.6 million and $3.2 million in employee severance and other professional costs associated with the Integration and Restructuring plans, respectively. Additionally, we paid $1.0 million and $3.2 million, respectively, for the same periods, primarily consisting of severance and related benefits. Also in the second quarter of 2024, we incurred $0.3 million towards our Singapore facility abandonment, for which we took an initial restructuring charge in the third quarter of 2023.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the six months ended June 30, 2024 and 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2023	$1,489	$120	$1,609
Additions charged to expense	325	291	616
Cash payments	(1,360)	—	(1,360)
Balance at June 30, 2024	$454	$411	$865

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	7,197	220	7,417
Cash payments	(3,988)	—	(3,988)
Balance at June 30, 2023	$3,527	$430	$3,957

Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2024, we had approximately $25.0 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,595	$1,841	$2,804	$3,571

Finance lease cost:
Amortization of ROU assets	57	34	76	49
Interest on lease liabilities	4	6	6	9
Total finance lease cost	$61	$40	$82	$58

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for each of the three and six months ended June 30, 2024 and 2023 were less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$10,960	$12,231

Current operating lease liabilities	4,645	5,434
Operating lease liabilities - less current portion	9,556	10,837
Total operating lease liabilities	14,201	16,271

Finance leases:
Property and equipment, at cost	1,082	1,722
Accumulated amortization	(961)	(1,547)
Property and equipment, net	121	175

Current finance lease liabilities	79	108
Finance lease liabilities - less current portion	124	112
Total finance lease liabilities	$203	$220

Weighted Average Remaining Lease Term (in years):
Operating leases	4.51	4.57
Finance leases	3.04	2.40

Weighted Average Discount Rate:
Operating leases	5.76%	5.71%
Finance leases	5.02%	5.02%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,461	$3,722
Operating cash flows from finance leases	6	9
Financing cash flows from finance leases	109	105

ROU assets obtained in exchange for lease obligations:
Operating leases	$589	$—

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2024 (excluding the first 6 months)	$2,749	$50
2025	3,942	74
2026	2,709	50
2027	1,855	25
2028	1,709	16
Thereafter	3,206	4
Total lease payments	16,170	219
Less imputed interest	(1,969)	(16)
Total	$14,201	$203
NOTE 15 – INCOME TAXES
For the three months ended June 30, 2024, we recorded an income tax expense of $1.6 million compared with $1.4 million for the three months ended June 30, 2023. Our effective tax rate was 150.8% for the three months ended June 30, 2024, compared with 5.3% in the prior year period. The tax rate for the three months ended June 30, 2024 reflects a tax expense on a pre-tax loss consistent with the prior year period as our United States and Singapore entities remain in a full valuation allowance. Accordingly, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
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
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended June 30, 2024, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of June 30, 2024 and are classified in long term liabilities in the condensed consolidated balance sheet.

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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on June 30, 2024. The Company is in compliance with all covenants under the indenture governing the Notes as of June 30, 2024.
The net carrying amount of the Notes was as follows:

	As of June 30, 2024	As of December 31, 2023
Principal	$72,000	$75,000
Unamortized discount and issuance costs	(2,017)	(2,240)
Net carrying amount	$69,983	$72,760
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,155	$1,147	$2,308	$1,990
Amortization of discount and issuance costs	111	116	223	171
Total interest expense related to the Notes	$1,266	$1,263	$2,531	$2,161

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
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of June 30, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.1 million.
In the second quarter of 2024 and 2023, we recognized $0.3 million and $3.2 million, respectively, in employee severance and other professional costs associated with the Integration and Restructuring plans, respectively. Additionally, we paid $1.0 million and $3.2 million, respectively, for the same periods, primarily consisting of severance and related benefits. Also in the second quarter of 2024, we incurred $0.3 million towards our Singapore facility abandonment, for which we took an initial restructuring charge in the third quarter of 2023.
Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete.

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
Revenue from our software products was $11.3 million and $10.8 million for the three months ended June 30, 2024 and 2023, respectively, and revenue from our software products was $22.2 million and $21.1 million for the six months ended June 30, 2024 and 2023, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $17.1 million and $16.4 million for the three months ended June 30, 2024 and 2023, respectively, and $33.9 million and $33.1 million for the six months ended June 30, 2024 and 2023, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Current Assets:
Prepaid expenses and other current assets	$8,736	$9,540
Current Liabilities:
Accounts payable (1)	$8,320	$6,454
(1) As of June 30, 2024, we had a net payable balance of $8.3 million, which includes $5.2 million of accounts receivable due from Sanmina and $13.5 million of accounts payable owed to Sanmina. As of December 31, 2023, we had a net payable balance of $6.5 million, which included $5.4 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Sales
Product	$61,312	74.7%	$67,603	76.6%	$124,848	75.1%	$132,843	76.7%
Service	20,773	25.3%	20,608	23.4%	41,481	24.9%	40,335	23.3%
Total sales	82,085	100.0%	88,211	100.0%	166,329	100.0%	173,178	100.0%
Cost of sales
Product	26,119	31.8%	44,094	50.0%	56,571	34.0%	78,051	45.1%
Service	11,177	13.6%	10,794	12.2%	21,662	13.0%	22,088	12.8%
Total cost of sales	37,296	45.4%	54,888	62.2%	78,233	47.0%	100,139	57.8%
Gross profit	44,789	54.6%	33,323	37.8%	88,096	53.0%	73,039	42.2%
Operating expenses
Selling, general and administrative	32,590	39.7%	38,561	43.7%	72,183	43.4%	79,937	46.2%
Research and development	9,833	12.0%	11,662	13.2%	18,857	11.3%	24,380	14.1%
Restructuring costs	616	0.8%	8,450	9.6%	616	0.4%	12,688	7.3%
Total operating expenses	43,039	52.4%	58,673	66.5%	91,656	55.1%	117,005	67.6%
Income (loss) from operations	1,750	2.1%	(25,350)	(28.7)%	(3,560)	(2.1)%	(43,966)	(25.4)%
Other (income) expense
Interest expense	761	0.9%	1,003	1.1%	1,592	1.0%	1,838	1.1%
Other (income) expense, net	(43)	(0.1)%	476	0.5%	(18)	—%	256	0.1%
Income (loss) before income tax	1,032	1.3%	(26,829)	(30.4)%	(5,134)	(3.1)%	(46,060)	(26.6)%
Income tax expense	1,556	1.9%	1,416	1.6%	2,657	1.6%	3,349	1.9%
Net loss	$(524)	(0.6)%	$(28,245)	(32.0)%	$(7,791)	(4.7)%	$(49,409)	(28.5)%

Consolidated Results
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Sales. Total sales were $82.1 million for the three months ended June 30, 2024 compared to $88.2 million for the three months ended June 30, 2023. Total product sales decreased by $6.3 million, or 9.3%, to $61.3 million for the three months ended June 30, 2024 from $67.6 million for the three months ended June 30, 2023. Total sales were impacted primarily by the APAC region being down $4.6 million driven by all end markets within China, and foreign currency due to the strengthening US dollar against the Euro and Japanese Yen.
Gross profit. Gross profit increased by $11.5 million, or 34.4%, to $44.8 million for the three months ended June 30, 2024 from $33.3 million for the three months ended June 30, 2023, and gross margin increased by 16.8 percentage points to 54.6% for the three months ended June 30, 2024 from 37.8% for the three months ended June 30, 2023. Gross margin from product revenue increased by 22.6 percentage points to 57.4% for the three months ended June 30, 2024, from 34.8% for the prior year period primarily driven by $8.1 million in inventory impairment charges incurred in the second quarter of 2023 as a part of our Integration Plan that did not repeat in the second quarter of 2024. Margins were also favorably impacted by favorable product and geographical mix, better average selling prices, and by lower material costs driven by the consolidation of our production activities.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.0 million, or 15.5%, to $32.6 million for the three months ended June 30, 2024 from $38.6 million for the three months ended June 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan and lower stock compensation expense driven by senior executive transitions. Selling, general and administrative expenses as a percentage of sales decreased by 4.0 percentage points to 39.7% for the three months ended June 30, 2024 from 43.7% for the three months ended June 30, 2023.
Research and development expenses. Research and development expenses decreased by $1.9 million, or 16.3%, to $9.8 million for the three months ended June 30, 2024 from $11.7 million for the three months ended June 30, 2023. The decrease was primarily driven by the savings realized from the Integration Plan. Research and development expenses as a percentage of sales decreased to 12.0% for the three months ended June 30, 2024 from 13.2% for the three months ended June 30, 2023, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses decreased by $7.9 million for the three months ended June 30, 2024 from $8.5 million for the three months ended June 30, 2023, as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. We recorded net interest expense of $0.8 million for each of the three month periods ending June 30, 2024, and June 30, 2023. Interest expense is primarily associated with the Notes issued in January 2023 offset by interest income earned on short-term investments.
Other income (expense), net. For the three months ended June 30, 2024, other income was less than $0.1 million compared with other expense of $0.5 million for the three months ended June 30, 2023.
Income tax expense. For the three months ended June 30, 2024 we recorded an income tax expense of $1.6 million compared with $1.4 million for the three months ended June 30, 2023. Our effective tax rate was 150.8% for the three months ended June 30, 2024 compared with -5.3% in the prior year period. The fluctuations observed in both our income tax expense and effective tax rate are primarily associated with shifts in the geographic mix of pretax income projected for the entirety of 2024.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $0.5 million for the three months ended June 30, 2024 compared with net loss of $28.2 million for the prior year period, reflecting the impact of the factors described above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Sales. Total sales decreased by $6.8 million, or 3.9%, to $166.3 million for the six months ended June 30, 2024 from $173.2 million for the six months ended June 30, 2023. This decrease was primarily driven by our product sales, as service remained consistent for comparable period. Total product sales decreased by $8.0 million, or 6.0%, to $124.8 million for the six months ended June 30, 2024 from $132.8 million for the six months ended June 30, 2023. Service sales increased by $1.1 million, or 2.8%, to $41.5 million for the six months ended June 30, 2024 from $40.3 million for the six months ended June 30, 2023. Total sales were impacted primarily by the AMER and APAC regions being down a combined $7.8 million and foreign currency due to the strengthening US dollar against the Euro and Japanese Yen.
Gross profit. Gross profit increased by $15.1 million, or 20.6%, to $88.1 million for the six months ended June 30, 2024 from $73.0 million for the six months ended June 30, 2023 and gross margin increased by 10.8 percentage points to 53.0% for the six months ended June 30, 2024 from 42.2% for the six months ended June 30, 2023. Gross margin from product revenue increased by 13.5 percentage points to 54.7% for the six months ended June 30, 2024 from 41.2% for the prior year period, primarily due to $8.1 million in inventory impairment charges incurred in the second quarter of 2023 as a part of our Integration Plan that did not repeat in the second quarter of 2024. Margins were also favorably impacted by favorable product and geographical mix, better average selling prices, and by lower material costs driven by the consolidation of our production activities. Gross margin from service revenue increased by 2.6 percentage points to 47.8% for the six months ended June 30, 2024 from 45.2% for the prior year period, primarily due to higher revenue levels with a relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $7.8 million, or 9.7%, to $72.2 million for the six months ended June 30, 2024 from $79.9 million for the six months ended June 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan and lower stock compensation expense driven by senior executive transitions. Selling, general and administrative expenses as a percentage of sales decreased by 2.8 percentage points to 43.4% for the six months ended June 30, 2024, compared with 46.2% of sales for the six months ended June 30, 2023.
Research and development expenses. Research and development expenses decreased by $5.5 million, or 22.6%, to $18.9 million for the six months ended June 30, 2024 from $24.4 million for the six months ended June 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan. Research and development expenses as a percentage of sales decreased to 11.3% for the six months ended June 30, 2024 from 14.1% for the six months ended June 30, 2023, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses decreased by $12.1 million for the six months ended June 30, 2024 from $12.7 million for the six months ended June 30, 2023, as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. For the six months ended June 30, 2024, we recorded interest expense, net of $1.6 million compared with $1.8 million for the six months ended June 30, 2023. This charges primarily related to interest expense associated with the Notes issued in January 2023 offset by interest income earned on short-term investments.
Other (income) expense, net. For the six months ended June 30, 2024, other income was less than $0.1 million compared to $0.3 million for the six months ended June 30, 2023. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.-dollar-denominated balance sheet.
Income tax expense. For the six months ended June 30, 2024, we recorded an income tax expense of $2.7 million compared with income tax expense of $3.8 million for the six months ended June 30, 2023. Our effective tax rate was -51.8% for the six months ended June 30, 2024 compared with -7.3% in the prior year period. The change in our income tax expense was primarily associated with a shift in the geographic mix of pre-tax income expected for the full year 2023. The change in our effective tax rate was primarily due to the decrease in the pre-tax loss during the six months ended June 30, 2024 compared to the same period of 2023.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.

Net loss. Our net loss was $7.8 million for the six months ended June 30, 2024 compared to $49.4 million for the prior year period, reflecting the impact of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $21.1 million to $97.9 million at June 30, 2024, from $76.8 million at December 31, 2023. The increase was primarily driven by maturities of short-term investments, cash generated from operating activities, partially offset by repurchase of Notes in financing activities and purchase of property and equipment in investing activities.
Cash provided by operating activities was $10.8 million during the six months ended June 30, 2024, compared to $13.2 million of cash used in operating activities during the six months ended June 30, 2023. The change in cash usage was primarily due to a smaller current year net loss and improved working capital results.
Cash provided by investing activities during the six months ended June 30, 2024, was $14.9 million compared to cash used in investing activities of $28.0 million during the six months ended June 30, 2023. The increase was primarily due to the maturities of short-term investments in the second quarter of 2024, in the amount of $20.0 million.
Cash used in financing activities was $2.8 million during the six months ended June 30, 2024, compared to cash provided by financing activities of $71.9 million for the six months ended June 30, 2023. Financing cash change was primarily driven by the Company's issuance of the Notes in January 2023. In the second quarter of 2024, the Company repurchased $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million. The Notes are general senior unsecured obligations of the Company.
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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on June 30, 2024.
Of our cash and cash equivalents, $46.4 million was held by foreign subsidiaries as of June 30, 2024. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intend to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six-month period ended June 30, 2024, under this program. As of June 30, 2024, we had authorization to repurchase $18.3 million remaining under the repurchase program.
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

Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of June 30, 2024, we had $25.0 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.
Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of June 30, 2024, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the six months ended June 30, 2024, 59% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 43% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in the six months ended June 30, 2024. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had cash and cash equivalent of $97.9 million as of June 30, 2024, consisting of cash and investments in U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

Item 4. Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2024.
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
•formalizing certain roles and review responsibilities within key financial applications, including ensuring appropriate segregation of duties;
•revising user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial information technology applications to appropriate Company personnel;
•designing information technology operation controls to ensure critical jobs are monitored and privileges are appropriately granted;
•implementing a more robust logging and monitoring procedures to track user activities and system changes, designed to allow for better visibility into user access and detect any unauthorized or suspicious activities;
•establishing procedures for ongoing monitoring and improvement of access controls and system accountability to assess the effectiveness of controls more frequently, identify any gaps or weaknesses, and take corrective actions as needed to strengthen the overall security posture in a timely manner; and
•enhancing our regular training and awareness programs to employees on the importance of maintaining strong access controls aimed at mitigating the risk of insider threats and unauthorized access.
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

Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation plan actions discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the six month period ended June 30, 2024 under this program. As of June 30, 2024, we had authorization to repurchase $18.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
Our directors and officers (as defined in Section 16 of the Exchange Act (“Section 16”)) may from time to time enter into plans for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
During the three months ended June 30, 2024, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408):

Name and Position	Plan Adoption/Termination	Plan Adoption/Termination Date	Duration of the Plan (Expiration Date)	Number of Shares to be Purchased (Sold) under the Plan (1)
Peter J. Lau	Adoption	June 7, 2024	December 31, 2024	(5,435)
President and Chief Executive Officer
(1) This number includes shares of our common stock issuable pursuant to unvested restricted stock units (“RSU”) that are scheduled to vest during the term of the Rule 10b5-1 trading arrangement, subject to time-based vesting conditions set forth in the applicable RSU award agreement.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with FARO’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.
During the fiscal quarter ended June 30, 2024, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

FARO Technologies, Inc.
(Registrant)

Date: August 8, 2024	By:	/s/ Matthew Horwath
Name: Matthew Horwath
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)