Form 10-Q
period 2024-09-30
FARO TECHNOLOGIES INC
filed 2024-11-06
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No  ☒

There were 18,917,323 shares of the registrant’s common stock outstanding as of November 4, 2024.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$88,913	$76,787
Short-term investments	—	19,496
Accounts receivable, net	83,208	92,028
Inventories, net	39,055	34,529
Prepaid expenses and other current assets	34,252	38,768
Total current assets	245,428	261,608
Non-current assets:
Property, plant and equipment, net	19,544	21,181
Operating lease right-of-use assets	17,208	12,231
Goodwill	110,972	109,534
Intangible assets, net	46,325	47,891
Service and sales demonstration inventory, net	21,436	23,147
Deferred income tax assets, net	24,826	25,027
Other long-term assets	3,891	4,073
Total assets	$489,630	$504,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,438	$27,404
Accrued liabilities	25,208	29,930
Income taxes payable	6,881	5,699
Current portion of unearned service revenues	41,495	40,555
Customer deposits	4,282	4,251
Lease liabilities	4,645	5,434
Total current liabilities	112,949	113,273
Loan - 5.50% Convertible Senior Notes	70,096	72,760
Unearned service revenues - less current portion	20,051	20,256
Lease liabilities - less current portion	15,412	10,837
Deferred income tax liabilities	13,048	13,308
Income taxes payable - less current portion	2,510	5,629
Other long-term liabilities	46	23
Total liabilities	234,112	236,086
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,869,974 and 20,343,359 issued, respectively; 18,908,076 and 18,968,798 outstanding, respectively	20	20
Additional paid-in capital	354,765	346,277
Retained earnings	(17,869)	(9,789)
Accumulated other comprehensive loss	(40,729)	(37,247)
Common stock in treasury, at cost - 1,961,898 and 1,374,561 shares held, respectively	(40,669)	(30,655)
Total shareholders’ equity	255,518	268,606
Total liabilities and shareholders’ equity	$489,630	$504,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Sales
Product	$61,461	$66,911	$186,309	$199,754
Service	21,102	19,902	62,583	60,237
Total sales	82,563	86,813	248,892	259,991
Cost of sales
Product	26,246	34,640	82,817	112,691
Service	10,341	10,499	32,003	32,587
Total cost of sales	36,587	45,139	114,820	145,278
Gross profit	45,976	41,674	134,072	114,713
Operating expenses
Selling, general and administrative	34,041	37,970	106,224	117,907
Research and development	9,771	8,188	28,628	32,568
Restructuring costs	—	2,442	616	15,130
Total operating expenses	43,812	48,600	135,468	165,605
Income (loss) from operations	2,164	(6,926)	(1,396)	(50,892)
Other (income) expense
Interest expense	1,023	691	2,615	2,529
Other (income) expense, net	175	(381)	157	(125)
Income (loss) before income tax	966	(7,236)	(4,168)	(53,296)
Income tax expense	1,255	1,520	3,912	4,869
Net loss	$(289)	$(8,756)	$(8,080)	$(58,165)
Net loss per share - Basic	$(0.02)	$(0.46)	$(0.42)	$(3.08)
Net loss per share - Diluted	$(0.02)	$(0.46)	$(0.42)	$(3.08)
Weighted average shares - Basic	19,266,217	18,953,251	19,218,004	18,899,954
Weighted average shares - Diluted	19,266,217	18,953,251	19,218,004	18,899,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(289)	$(8,756)	$(8,080)	$(58,165)
Currency translation adjustments, net of income taxes	6,309	(7,080)	(3,482)	(5,979)
Net unrealized loss on short-term investments	—	(238)	—	—
Comprehensive loss	$6,020	$(16,074)	$(11,562)	$(64,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from:
Operating activities:
Net loss	$(8,080)	$(58,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,709	11,728
Stock-based compensation	8,471	12,276
Inventory write-downs	—	8,132
Asset impairment charges	—	5,333
Deferred income tax (benefit) and other non-cash charges	(1,230)	(82)
Provision for excess and obsolete inventory	861	1,754
Amortization of debt discount and issuance costs	336	294
Loss on disposal of assets	974	(155)
Provisions for bad debts, net of recoveries	966	834
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	6,864	1,282
Inventories	(8,097)	(544)
Prepaid expenses and other current assets	4,298	4,047
(Decrease) Increase in:
Accounts payable and accrued liabilities	(1,722)	(2,802)
Income taxes payable	(1,884)	653
Customer deposits	144	(1,534)
Unearned service revenues	778	(1,198)
Other liabilities	(1,033)	567
Net cash provided by (used in) operating activities	13,355	(17,580)
Investing activities:
Purchases of property and equipment	(3,559)	(5,016)
Maturity of short-term investments	20,009	—
Cash paid for technology development, patents and licenses	(4,822)	(5,071)
Net cash provided by (used in) investing activities	11,628	(10,087)
Financing activities:
Payments on finance leases	(135)	(154)
Cash settlement of equity awards	—	(89)
Repurchases of common stock	(10,014)	—
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	—	72,310
Repayment of 5.50% Convertible Senior Notes, due 2028	(2,685)	—
Payment of contingent consideration for business acquisition	—	(1,098)
Net cash (used in) provided by financing activities	(12,834)	70,969
Effect of exchange rate changes on cash and cash equivalents	(23)	(1,195)
Increase in cash and cash equivalents	12,126	42,107
Cash and cash equivalents, beginning of period	76,787	37,812
Cash and cash equivalents, end of period	$88,913	$79,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2024	18,968,798	$20	$346,277	$(9,789)	$(37,247)	$(30,655)	$268,606
Net loss	—	—	—	(7,267)	—	—	(7,267)
Currency translation adjustment	—	—	—	—	(3,898)	—	(3,898)
Stock-based compensation	—	—	4,539	—	—	—	4,539
Common stock issued, net of shares withheld for employee taxes	236,563	—	—	—	—	—	—
BALANCE MARCH 31, 2024	19,205,361	20	350,816	(17,056)	(41,145)	(30,655)	261,980
Net loss	—	—	—	(524)		—	(524)
Currency translation adjustment	—	—	—	—	(5,893)	—	(5,893)
Stock-based compensation	—	—	1,164	—	—	—	1,164
Common stock issued, net of shares withheld for employee taxes	201,308	—	(131)	—	—	—	(131)
BALANCE JUNE 30, 2024	19,406,669	20	351,849	(17,580)	(47,038)	(30,655)	256,596
Net loss	—	—	—	(289)	—	—	(289)
Currency translation adjustment	—	—	—	—	6,309	—	6,309
Stock-based compensation	—	—	2,768	—	—	—	2,768
Common stock repurchased	(588,856)	—	—	—	—	(10,014)	(10,014)
Common stock issued, net of shares withheld for employee taxes	90,263	—	148	—	—	—	148
BALANCE SEPTEMBER 30, 2024	18,908,076	$20	$354,765	$(17,869)	$(40,729)	$(40,669)	$255,518

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2023	18,780,013	$20	$328,227	$46,788	$(33,331)	$(30,655)	$311,049
Net loss	—	—	—	(21,164)	—	—	(21,164)
Currency translation adjustment	—	—	—	—	2,780	—	2,780
Stock-based compensation	—	—	3,634	—	—	—	3,634
Common stock issued, net of shares withheld for employee taxes	122,108	—	14	—	—	—	14
BALANCE MARCH 31, 2023	18,902,121	20	331,875	25,624	(30,551)	(30,655)	296,313
Net loss	—	—	—	(28,245)	—	—	(28,245)
Currency translation adjustment	—	—	—	—	(1,679)	—	(1,679)
Unrealized gain (loss) on short-term investment	—	—	—	—	238	—	238
Stock-based compensation	—	—	4,950	—	—	—	4,950
Common stock issued, net of shares withheld for employee taxes	44,677	—	(291)	—	—	—	(291)
BALANCE JUNE 30, 2023	18,946,798	20	336,534	(2,621)	(31,992)	(30,655)	271,286
Net loss	—	—	—	(8,756)	—	—	(8,756)
Currency translation adjustment	—	—	—	—	(7,080)	—	(7,080)
Unrealized gain (loss) on short-term investment	—	—	—	—	(238)	—	(238)
Stock-based compensation	—	—	3,692	—	—	—	3,692
Common stock issued, net of shares withheld for employee taxes	6,927	—	188	—	—	—	188
BALANCE SEPTEMBER 30, 2023	18,953,725	$20	$340,414	$(11,377)	$(39,310)	$(30,655)	$259,092
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
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or any future period.
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

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales
Product	$298	$229	$872	$833
Service	83	51	213	139
Total cost of sales	381	280	1,085	972

Operating expenses
Selling, general and administrative	1,858	3,588	5,996	9,710
Research and development	529	(176)	1,390	1,594
Total operating expenses	2,387	3,412	7,386	11,304
Total stock-based compensation	$2,768	$3,692	$8,471	$12,276
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
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales
Product transferred to customers at a point in time	$55,039	$60,882	$167,732	$183,511
Product transferred to customers over time	6,422	6,029	18,577	16,243
Total product sales	$61,461	$66,911	$186,309	$199,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service sales
Service transferred to customers at a point in time	$10,093	$8,875	$29,873	$26,343
Service transferred to customers over time	11,009	11,027	32,710	33,894
Total service sales	$21,102	$19,902	$62,583	$60,237

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total sales to external customers
Americas (1)	$40,353	$41,033	$117,748	$124,734
EMEA (1)	25,461	25,621	75,496	74,641
APAC (1)	16,749	20,159	55,648	60,616
	$82,563	$86,813	$248,892	$259,991

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of September 30, 2024, the deferred cost asset related to deferred commissions was approximately $4.0 million. For classification purposes, $3.1 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of September 30, 2024. As of December 31, 2023, the deferred cost asset related to deferred commissions was approximately $4.6 million. For classification purposes, $3.5 million and $1.1 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2023.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. During the three and nine months ended September 30, 2024, we recognized $16.2 million and $34.7 million of revenue that was deferred on our condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2023, we recognized $13.8 million and $30.8 million of revenue that was deferred on our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of sales. Our allowance for sales returns for each of September 30, 2024 and December 31, 2023 was less than $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of September 30, 2024	As of December 31, 2023
Accounts receivable	$87,182	$95,195
Allowance for credit losses	(3,974)	(3,167)
Total	$83,208	$92,028

Activity related to the allowance for credit losses was as follows:

	Nine Months Ended September 30,
	2024	2023
Beginning balance of the allowance for credit losses	$3,167	$2,285
Current period provision for expected credit losses, net of recoveries	966	834
Charge-offs of amounts previously expensed	(159)	(81)
Ending balance of the allowance for credit losses	$3,974	$3,038
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

Inventories consist of the following:

	As of September 30, 2024	As of December 31, 2023
Raw materials	$18,720	$18,460
Finished goods	20,335	16,069
Inventories, net	39,055	34,529
Service and sales demonstration inventory, net	$21,436	$23,147

NOTE 8 – INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of September 30, 2024
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,373	$17,933	$6,440
Patents and trademarks	17,630	10,296	7,334
Customer relationships	25,944	8,539	17,405
Other	27,919	12,773	15,146
Total	$95,866	$49,541	$46,325

	As of December 31, 2023
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,127	$15,742	$8,385
Patents and trademarks	19,687	11,509	8,178
Customer relationships	25,164	7,279	17,885
Other	22,062	8,619	13,443
Total	$91,040	$43,149	$47,891

Amortization expense, was $2.2 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Amortization expense was $1.9 million and $5.8 million for the three and nine months ended September 30, 2023, respectively. The estimated amortization expense for each of the years 2024 through 2028 and thereafter is as follows:

Years ending December 31,	Amount
2024 (excluding the first 9 months)	$2,256
2025	8,649
2026	7,303
2027	4,608
2028	2,136
Thereafter	21,373
Total	$46,325

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
For the three months ended September 30, 2024, there were approximately 1,350,436 shares issuable upon the exercise of options, the vesting of time-based restricted stock and the contingent vesting of market-based restricted stock units that were excluded from the dilutive calculations, as they were anti-dilutive. For the three months ended September 30, 2023, there were approximately 1,439,944 issuable upon the exercise of options that were excluded from the dilutive calculations, as they were anti-dilutive. In addition, the Company had $72.0 million aggregate principal amount of the Notes outstanding on September 30, 2024, which, if converted, would result in the issuance of a maximum of 2,039,659 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted net loss per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(289)	$(8,756)	$(8,080)	$(58,165)
Denominator:
Weighted average shares - Basic	19,266,217	18,953,251	19,218,004	18,899,954
Weighted average shares - Diluted	19,266,217	18,953,251	19,218,004	18,899,954
Net loss per share - Basic	$(0.02)	$(0.46)	$(0.42)	$(3.08)
Net loss per share - Diluted	$(0.02)	$(0.46)	$(0.42)	$(3.08)

NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Accrued compensation and benefits	$14,494	$15,347
Accrued restructuring costs	865	1,609
Accrued warranties	2,351	2,831
Professional and legal fees	1,766	2,851
Accrued interest	763	1,712
Taxes other than income	2,803	3,313
Other accrued liabilities	2,166	2,267
Total accrued liabilities	$25,208	$29,930

Activity related to accrued warranties was as follows:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$2,831	$2,610
Provision for warranty expense	2,424	2,731
Fulfillment of warranty obligations	(2,904)	(2,623)
Balance, end of period	$2,351	$2,718

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
Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. At September 30, 2024 and December 31, 2023, the fair value of these investments approximated its carrying amount.

	As of September 30, 2024
Assets	Level 1	Level 2	Level 3
Cash equivalents: U.S. Treasury securities	$30,008	$—	$—
Total	$30,008	$—	$—

	As of December 31, 2023
Assets	Level 1	Level 2	Level 3
Cash equivalents: U.S. Treasury securities	$9,871	$—	$—
Short-term investments: U.S. Treasury securities	19,496	—	—
Total	$29,367	$—	$—

The fair value of the Notes (as defined in Note 16 to the condensed consolidated financial statements) was approximately $66.6 million and $65.3 million as of September 30, 2024 and December 31, 2023, respectively. Fair value was determined based on the closing trading price of the Notes as of the last trading day of the quarter and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
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
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan") to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of September 30, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.1 million.
In the third quarter of 2024, we did not incur any costs associated with the Integration and Restructuring plans. In the same period in 2023, we recognized $1.6 million in employee severance and other professional costs associated with the Integration and Restructuring plans, and paid $3.1 million primarily consisting of severance and related benefits.
Activity related to the accrued restructuring charges for the Integration Plan and cash payments during the nine months ended September 30, 2024 and 2023 is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2023	$1,489	$120	$1,609
Additions charged to expense	325	291	616
Cash payments	(1,360)	—	(1,360)
Balance at September 30, 2024	$454	$411	$865

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	8,836	220	9,056
Cash payments	(7,102)	—	(7,102)
Balance at September 30, 2023	$2,052	$430	$2,482

Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2024, we had approximately $25.1 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,677	$1,598	$4,481	$5,169

Finance lease cost:
Amortization of ROU assets	27	21	103	70
Interest on lease liabilities	2	3	8	12
Total finance lease cost	$29	$24	$111	$82

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease costs for each of the three and nine months ended September 30, 2024 and 2023 were less than $0.1 million.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$17,208	$12,231

Current operating lease liabilities	4,645	5,434
Operating lease liabilities - less current portion	15,412	10,837
Total operating lease liabilities	20,057	16,271

Finance leases:
Property and equipment, at cost	1,122	1,722
Accumulated amortization	(1,046)	(1,547)
Property and equipment, net	76	175

Current finance lease liabilities	75	108
Finance lease liabilities - less current portion	112	112
Total finance lease liabilities	$187	$220

Weighted Average Remaining Lease Term (in years):
Operating leases	5.30	4.57
Finance leases	2.93	2.40

Weighted Average Discount Rate:
Operating leases	5.68%	5.71%
Finance leases	5.02%	5.02%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,420	$5,535
Operating cash flows from finance leases	8	12
Financing cash flows from finance leases	135	154

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,742	$721

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating leases	Finance leases
2024 (excluding the first 9 months)	$1,474	$24
2025	5,445	78
2026	4,343	53
2027	3,420	27
2028	3,106	15
Thereafter	5,567	4
Total lease payments	23,355	201
Less imputed interest	(3,298)	(14)
Total	$20,057	$187
NOTE 15 – INCOME TAXES
For the three months ended September 30, 2024, we recorded an income tax expense of $1.3 million compared with $1.5 million for the three months ended September 30, 2023. Our effective tax rate was 129.9% for the three months ended September 30, 2024, compared with 21.0% in the prior year period. The change in our income tax expense was primarily due to pre-tax income during the three months ended September 30, 2024 compared to a pre-tax loss during the three months ended September 30, 2023. Our United States and Singapore entities remain in a full valuation allowance, therefore, we are not able to recognize the tax benefits associated with pre-tax losses generated in those jurisdictions.
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
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended September 30, 2024, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible as of September 30, 2024 and are classified in long term liabilities in the condensed consolidated balance sheet.

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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on September 30, 2024. The Company is in compliance with all covenants under the indenture governing the Notes as of September 30, 2024.
The net carrying amount of the Notes was as follows:

	As of September 30, 2024	As of December 31, 2023
Principal	$72,000	$75,000
Unamortized discount and issuance costs	(1,904)	(2,240)
Net carrying amount	$70,096	$72,760
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,112	$1,161	$3,420	$3,152
Amortization of discount and issuance costs	113	130	336	301
Total interest expense related to the Notes	$1,225	$1,291	$3,756	$3,453

NOTE 17 - SUBSEQUENT EVENTS
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina Corporation, and the continued optimization of our facilities assets to align with current and expected future utilization. As a result, we expect to incur potentially $6 million to $9 million in pre-tax charges, primarily in the fourth quarter of 2024 and first quarter of 2025, comprised primarily of $5 million to $8 million of one-time severance and other employee-related termination benefits.

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
•the effect of any changes in our executive management team and the loss of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements;
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
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan"), which is intended to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a planned decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of September 30, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.1 million.
In the third quarter of 2024, we did not incur any costs associated with the Integration and Restructuring plans. In the same period in 2023, we recognized $1.6 million in employee severance and other professional costs associated with the Integration and Restructuring plans, and paid $3.1 million primarily consisting of severance and related benefits.
Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete.

FARO Sphere and the Unified Software Environment
FARO Sphere XG is our cloud-based platform that is the foundation to our software and solution strategy. We provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere XG represents the next step into expansion of our cloud-based software offerings that will deliver greater value to our customers and to our shareholders. The FARO Sphere XG environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We released the first phase of FARO Sphere to our customers during the second quarter of 2022 with the next generation with additional features and functionality FARO Sphere XG announced on October 23, 2023 which is the culmination of the consolidation of our cloud-based offerings into a single unified software environment.
Revenue from our software products for each of the three months ended September 30, 2024 and 2023 was $11.2 million, and revenue from our software products was $33.3 million and $32.3 million for the nine months ended September 30, 2024 and 2023, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $17.4 million and $17.1 million for the three months ended September 30, 2024 and 2023, respectively, and $51.3 million and $50.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 5 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.2 million for each of the three months ended September 30, 2024 and 2023, and $3.4 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current Assets:
Prepaid expenses and other current assets	$10,150	$9,540
Current Liabilities:
Accounts payable (1)	$7,604	$6,454
(1) As of September 30, 2024, we had a net payable balance of $7.6 million, which includes $3.1 million of accounts receivable due from Sanmina and $10.7 million of accounts payable owed to Sanmina. As of December 31, 2023, we had a net payable balance of $6.5 million, which included $5.4 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Sales
Product	$61,461	74.4%	$66,911	77.1%	$186,309	74.9%	$199,754	76.8%
Service	21,102	25.6%	19,902	22.9%	62,583	25.1%	60,237	23.2%
Total sales	82,563	100.0%	86,813	100.0%	248,892	100.0%	259,991	100.0%
Cost of sales
Product	26,246	31.8%	34,640	39.9%	82,817	33.3%	112,691	43.3%
Service	10,341	12.5%	10,499	12.1%	32,003	12.9%	32,587	12.5%
Total cost of sales	36,587	44.3%	45,139	52.0%	114,820	46.1%	145,278	55.9%
Gross profit	45,976	55.7%	41,674	48.0%	134,072	53.9%	114,713	44.1%
Operating expenses
Selling, general and administrative	34,041	41.2%	37,970	43.7%	106,224	42.7%	117,907	45.4%
Research and development	9,771	11.8%	8,188	9.4%	28,628	11.5%	32,568	12.5%
Restructuring costs	—	—%	2,442	2.8%	616	0.2%	15,130	5.8%
Total operating expenses	43,812	53.1%	48,600	56.0%	135,468	54.4%	165,605	63.7%
Income (loss) from operations	2,164	2.6%	(6,926)	(8.0)%	(1,396)	(0.6)%	(50,892)	(19.6)%
Other (income) expense
Interest expense	1,023	1.2%	691	0.8%	2,615	1.1%	2,529	1.0%
Other (income) expense, net	175	0.2%	(381)	(0.4)%	157	0.1%	(125)	—%
Income (loss) before income tax	966	1.2%	(7,236)	(8.3)%	(4,168)	(1.7)%	(53,296)	(20.5)%
Income tax expense	1,255	1.5%	1,520	1.8%	3,912	1.6%	4,869	1.9%
Net loss	$(289)	(0.4)%	$(8,756)	(10.1)%	$(8,080)	(3.2)%	$(58,165)	(22.4)%

Consolidated Results
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Sales. Total sales were $82.6 million for the three months ended September 30, 2024 compared to $86.8 million for the three months ended September 30, 2023. Total product sales decreased by $5.4 million, or 8.1%, to $61.5 million for the three months ended September 30, 2024 from $66.9 million for the three months ended September 30, 2023. Total sales were impacted primarily by the APAC region being down $3.4 million driven by all end markets within China.
Gross profit. Gross profit increased by $4.3 million, or 10.3%, to $46.0 million for the three months ended September 30, 2024 from $41.7 million for the three months ended September 30, 2023, and gross margin increased by 7.7 percentage points to 55.7% for the three months ended September 30, 2024 from 48.0% for the three months ended September 30, 2023. Gross margin from product revenue increased by 9.1 percentage points to 57.3% for the three months ended September 30, 2024, from 48.2% for the prior year period primarily driven by better average selling price on our Arm and Scanner products, and by lower material costs driven by the consolidation of our production activities. Gross margin from service revenue increased by 3.8 percentage points to 51.0% for the three months ended September 30, 2024 from 47.2% for the prior year period, due to higher revenue and favorable product mix.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.0 million, or 10.3%, to $34.0 million for the three months ended September 30, 2024 from $38.0 million for the three months ended September 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan and lower sales commission expenses driven by lower sales. Selling, general and administrative expenses as a percentage of sales decreased by 2.5 percentage points to 41.2% for the three months ended September 30, 2024 from 43.7% for the three months ended September 30, 2023.
Research and development expenses. Research and development expenses increased by $1.6 million, or 19.5%, to $9.8 million for the three months ended September 30, 2024 from $8.2 million for the three months ended September 30, 2023. Research and development expenses as a percentage of sales increased to 11.8% for the three months ended September 30, 2024 from 9.4% for the three months ended September 30, 2023, primarily due to the certain Integration Plan cost savings realized in the third quarter of 2023, which did not repeat in 2024.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses decreased by $2.4 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023, as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. We recorded net interest expense of $1.0 million and $0.7 million for the three month ended September 30, 2024 and 2023, respectively. Interest expense is primarily associated with the Notes issued in January 2023 offset by interest income earned on cash equivalents and short-term investments.
Other income (expense), net. For the three months ended September 30, 2024, other expense was $0.2 million compared with other income of $0.4 million for the three months ended September 30, 2023.
Income tax expense. For the three months ended September 30, 2024 we recorded an income tax expense of $1.3 million compared with $1.5 million for the three months ended September 30, 2023. Our effective tax rate was 129.9% for the three months ended September 30, 2024 compared with 21.0% in the prior year period. The fluctuations observed in both our income tax expense and effective tax rate are primarily associated with shifts in the geographic mix of pretax income projected for the entirety of 2024.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net loss. Our net loss was $0.3 million for the three months ended September 30, 2024 compared with net loss of $8.8 million for the prior year period, reflecting the impact of the factors described above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Sales. Total sales decreased by $11.1 million, or 4.3%, to $248.9 million for the nine months ended September 30, 2024 from $260.0 million for the nine months ended September 30, 2023. This decrease was primarily driven by our product sales, which decreased by $13.4 million, or 6.7%, to $186.3 million for the nine months ended September 30, 2024 from $199.8 million for the nine months ended September 30, 2023. Service sales increased by $2.3 million, or 3.9%, to $62.6 million for the nine months ended September 30, 2024 from $60.2 million for the nine months ended September 30, 2023. The overall decrease in sales was mainly influenced by weakened demand across most product lines, particularly in the China and United States markets, which together accounted for a $10.2 million decrease in sales. This decline is attributed to the challenging macroeconomic environment. Additionally, the weakening of the Japanese Yen against the US Dollar contributed to a $1.4 million reduction in net sales, as higher Yen values translated to lower reported revenue in USD.
Gross profit. Gross profit increased by $19.4 million, or 16.9%, to $134.1 million for the nine months ended September 30, 2024 from $114.7 million for the nine months ended September 30, 2023 and gross margin increased by 9.8 percentage points to 53.9% for the nine months ended September 30, 2024 from 44.1% for the nine months ended September 30, 2023. Gross margin from product revenue increased by 11.9 percentage points to 55.5% for the nine months ended September 30, 2024 from 43.6% for the prior year period, primarily driven by better average selling price on our Arm and Scanner products, and by lower material costs driven by the consolidation of our production activities. Margins were also favorably impacted by favorable product and geographical mix. Gross margin from service revenue increased by 3.0 percentage points to 48.9% for the nine months ended September 30, 2024 from 45.9% for the prior year period, primarily due to higher revenue levels with a relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $11.7 million, or 9.9%, to $106.2 million for the nine months ended September 30, 2024 from $117.9 million for the nine months ended September 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan and lower stock compensation expense driven by senior executive transitions. Selling, general and administrative expenses as a percentage of sales decreased by 2.7 percentage points to 42.7% for the nine months ended September 30, 2024, compared with 45.4% of sales for the nine months ended September 30, 2023.
Research and development expenses. Research and development expenses decreased by $3.9 million, or 12.3%, to $28.6 million for the nine months ended September 30, 2024 from $32.6 million for the nine months ended September 30, 2023. This decrease was primarily driven by the savings realized from the Integration Plan. Research and development expenses as a percentage of sales decreased to 11.5% for the nine months ended September 30, 2024 from 12.5% for the nine months ended September 30, 2023, primarily due to the cost savings realized from the Integration Plan.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. Restructuring costs included in operating expenses decreased by $14.5 million, to $0.6 million for the nine months ended September 30, 2024 from $15.1 million for the nine months ended September 30, 2023, as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The restructuring charges include accruals for severance and related benefits, professional fees, and impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. For the nine months ended September 30, 2024, we recorded interest expense, net of $2.6 million compared with $2.5 million for the nine months ended September 30, 2023. This charges primarily related to interest expense associated with the Notes issued in January 2023 offset by interest income earned on short-term investments.
Other (income) expense, net. For the nine months ended September 30, 2024, we recorded other expense, net of $0.2 million compared with other income, net of $0.1 million for the nine months ended September 30, 2023. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.-dollar-denominated balance sheet.
Income tax expense. For the nine months ended September 30, 2024, we recorded an income tax expense of $3.9 million compared with income tax expense of $3.8 million for the nine months ended September 30, 2023. Our effective tax rate was 93.9% for the nine months ended September 30, 2024 compared with 9.1% in the prior year period. The change in our income tax expense was primarily associated with a shift in the geographic mix of pre-tax income expected for the full year 2024. The change in our effective tax rate was primarily due to the decrease in the pre-tax loss during the nine months ended September 30, 2024 compared to the same period of 2023.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.

Net loss. Our net loss was $8.1 million for the nine months ended September 30, 2024 compared to $58.2 million for the prior year period, reflecting the impact of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $12.1 million to $88.9 million at September 30, 2024, from $76.8 million at December 31, 2023. The increase was primarily driven by maturities of short-term investments, cash generated from operating activities, partially offset by repurchases of common stock and Notes in financing activities, and purchase of property and equipment in investing activities.
Cash provided by operating activities was $13.4 million during the nine months ended September 30, 2024, compared to $17.6 million of cash used in operating activities during the nine months ended September 30, 2023. The change in cash usage was primarily due to a smaller current year net loss.
Cash provided by investing activities during the nine months ended September 30, 2024, was $11.6 million compared to cash used in investing activities of $10.1 million during the nine months ended September 30, 2023. The increase was primarily due to the maturities of short-term investments in the second quarter of 2024, in the amount of $20.0 million.
Cash used in financing activities was $12.8 million during the nine months ended September 30, 2024, compared to cash provided by financing activities of $71.0 million for the nine months ended September 30, 2023. Financing cash change was primarily driven by the Company's issuance of the Notes in January 2023. In the second quarter of 2024, the Company repurchased $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million. The Notes are general senior unsecured obligations of the Company. In the third quarter of 2024, the Company purchased a total of 588,856 shares for a total cash payment of $10.0 million as a part of our share repurchase program. As of September 30, 2023, we had authorization to repurchase $8.3 million shares remaining under the repurchase program.
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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on September 30, 2024.
Of our cash and cash equivalents, $47.0 million was held by foreign subsidiaries as of September 30, 2024. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intend to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. During the nine months ended September 30, 2024, we purchased a total of 588,856 shares for a total cash payment of $10.0 million. As of September 30, 2024, we had authorization to repurchase $8.3 million remaining under the repurchase program.
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
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of September 30, 2024, we had $25.1 million in purchase commitments that are expected to be delivered within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.
Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of September 30, 2024, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the nine months ended September 30, 2024, 58% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and 43% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in the nine months ended September 30, 2024. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had cash and cash equivalent of $88.9 million as of September 30, 2024, consisting of cash and investments in U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

Item 4. Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2024.
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

Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation plan actions discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. The following table summarizes the repurchase activity during the three months ended September 30, 2024. As of September 30, 2024, we had authorization to repurchase $8.3 million remaining under the repurchase program.

Period	Total Number of Shares Purchased	Average Prices Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2024 - July 30, 2024				$18,331,103
August 1, 2024 - August 31, 2024	373,426	$16.88	373,426	$12,029,266
September 1, 2024 - September 30, 2024	215,430	$17.18	215,430	$8,328,691
Total	588,856		588,856

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) 2024 Restructuring Plan
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina Corporation, and the continued optimization of our facilities assets to align with current and expected future utilization. As a result, we expect to incur potentially $6 million to $9 million in pre-tax charges, primarily in the fourth quarter of 2024 and first quarter of 2025, comprised primarily of $5 million to $8 million of one-time severance and other employee-related termination benefits. We expect to realize approximately $6 million in annualized cost savings when the plan is complete that is expected to be largely offset by continued higher costs to run our business over the near and longer term.
(c) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

FARO Technologies, Inc.
(Registrant)

Date: November 6, 2024	By:	/s/ Matthew Horwath
Name: Matthew Horwath
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)