Form 10-K
period 2024-12-31
FARO TECHNOLOGIES INC
filed 2025-02-24
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 28, 2024 (the last trading day of the Registrant’s most recently completed second fiscal quarter) was $303,911,472 based on the closing price of the Registrant’s common stock on such date on the Nasdaq Global Select Market, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates.”
As of February 20, 2025, there were outstanding 18,981,676 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•the effect of any changes in our executive management team and the loss of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements, including the impact of our 2025 "return to office" policy;
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
•our inability to successfully execute our strategic plan and our 2024 Restructuring Plan (defined below), including but not limited to additional impairment charges including existing leasehold improvements and/or higher than expected severance costs and exit costs, and our inability to realize the expected benefits of such plans;
•our inability to realize the anticipated benefits of our partnership with Sanmina (defined below);
•our inability to reasonably source essential equipment and materials to manufacture our products as a result of global supply shortages;
•global macroeconomic conditions, including inflationary pressures and higher than historical interest rates;
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
•the impact of geopolitical conditions and conflicts;
•the effect of estimates and assumptions with respect to critical accounting policies and the impact of the adoption of recently issued accounting pronouncements;
•the effect of changes in political conditions in the U.S. and other countries in which we operate, including the effect of changes in U.S. trade and tariff policies on market conditions, global trade policies and currency exchange rates;
•the effect of European regulations regarding the use and ownership of customer data;
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
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), operations and maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide selection of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, augmented by sales through indirect channels across a range of sectors including manufacturing, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Over the past four years, we strategically pursued growth and long-term profitability through a combination of strategic acquisitions to bolster our investment in software development, increase gross margins, optimize working capital and targeted restructuring initiatives to lower our operating expense base.
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

Restructuring
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally. On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”), in connection with the Restructuring Plan. Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we paid $24.8 million, primarily consisting of severance and related benefits. All actions under the Restructuring Plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan") to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of December 31, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.4 million, primarily consisting of severance and related benefits and right-of-use asset impairment charges.
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina Corporation, and the continued optimization of our facilities assets to align with current and expected future utilization. As of December 31, 2024, we have recorded $2.6 million in employee severance costs associated with the 2024 Restructuring Plans. Additionally, we paid $1.8 million primarily consisting of severance and related benefits.
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
In the manufacturing industry, the continued focus on higher yields, cost reductions and decreased time to market all drive the need for accurate information to support overall manufacturing processes, which include part quality, machine down time and overall manufacturing yield. The dimensional metrology market will be challenged to continue to provide higher accuracy results and meet the continuing demand of tightening tolerances in both the automotive and aerospace industries. The higher accuracy requirements will also result in trends away from traditional hand measurement tools towards automated and integrated equipment. With increasing pressure on costs, the need for tighter quality control and increased automation will likely drive the adoption of applications and processes that support real-time 3D information to make quick, accurate decisions resulting in optimized manufacturing processes. Industry 4.0/5.0 will also continue to drive the need to have 3D information available on-demand across the entire manufacturing ecosystem.

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
In 2022, we acquired UK-based GeoSLAM and US-based SiteScape. The acquisition of GeoSLAM enables the Company to provide mobile scanning solutions using SLAM software to create 3D models for use in Digital Twin applications. GeoSLAM’s capture technologies integrate into our 4D digital reality-based SaaS offering and allow customers to access multiple 4D data sources for visualization and analysis through a single user experience. The acquisition of SiteScape integrates an iOS-enabled low-resolution LiDAR capture capability into the FARO Sphere XG Platform. This acquisition is a further step in streamlining multiple capture methods into a centralized environment to be accessed in a single environment on a single coordinate system. We believe this unique capability enables FARO’s construction and facilities customers to access the widest portfolio of reality capture methods in the market, ranging from low-resolution Lidar, 360° photo, video, mobile mapping to terrestrial laser scanning.
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
•Quantum X FaroArm® – The FARO Quantum X FaroArm Series is part of our portfolio of portable measurement arms, offering an increase in accuracy over comparable previous generation models. Quantum X comes with five length options and three accuracy performance levels each, and with multiple Laser Line Probes that address various non-contract measurement needs. The addition of the FARO 8-Axix Max, an 8-axis rotary worktable reduces measurement time while maintaining accuracy.
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
FARO Handheld Metrology Scanner. The FARO Leap ST® is an advanced handheld 3D metrology solution. A compact, high accuracy scanner with five operating modes, Leap ST offers versatility and portability that benefits various workflows and industries, from aerospace and automotive to transportation equipment and metals fabrication and more. The five modes include: Ultra-fast scanning for fast coverage to measure part features for small to medium parts, Hyper fine scanning for capturing details of complex objects with maximum resolution , Photogrammetry to maintain best accuracy over large sized objects , Deep hole scanning for maximum allowable depth with hard-to-reach areas and deep holes , and Large-area scanning ideal for capturing large features that need to be inspected, or when a first rough scan of a medium to large part is required.
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
•Focus – The FARO Focus Laser Scanner utilizes laser technology to measure and collect a cloud of data points, allowing for the accurate and photorealistic 3D representations of an object or environment such as building, facility, street, mine or even crash/crime scene. The Focus is available in several models which allow the customer to choose the right tool for their applications: Focus Core, Focus Premium and Focus Premium Max. The Focus connects with the FARO Stream mobile app, bridging FARO hardware to the FARO Sphere XG cloud environment. Users can also benefit from Hybrid Reality Capture™, powered by Flash Technology™. The new scan mode for the FARO Focus Premium Laser Scanner is available as an add-on subscription that combines the accuracy of a 3D scan with the speed of a panoramic camera. This product line is primarily sold to customers in the AEC and public safety industries.
•Freestyle 2 – The FARO Freestyle 2 is a high-quality, portable 3D scanner designed for photorealistic 3D reality capture. It is a lightweight, handheld device with a high degree of flexibility, allowing operators to scan anywhere in most conditions. This product is primarily sold to customers in the AEC and public safety industries.
FARO Mobile Laser Portfolio. The Mobile Scanner Portfolio, inherited from the GeoSLAM acquisition, uses LiDAR technology and SLAM technology to provide fast, highly portable accurate 3D scanning. The portability allows for these solutions to be used in difficult environments and attached to other mobile devices such as drones.
•Orbis — The FARO Orbis™  range are 3D mobile scanning solutions created to optimize workflows and elevate productivity. Designed for surveying and mapping, engineering, and construction, and public safety professionals, Orbis delivers rapid speed of capture, while returning highly accurate 3D visual representations of the real world. Integrating FARO’s Flash Technology™  in Orbis allows for stationary scans and provides excellent details.
•Orbis Premium — The FARO Orbis Premium delivers mobile scanning with a higher resolution camera and an IP54 rating for rugged conditions, capturing vivid and quality images for point cloud colorization. It’s the solution for professionals needing accuracy and resilience in any environment.
•Powered by GeoSLAM’s proven SLAM algorithm, Orbis and Orbis Premium are the next steps for industry professionals looking to quickly deliver accurate results, reduce user impact, and increase overall efficiency.
•GeoSLAM Zeb — The legacy GeoSLAM Zeb series is still offered. Several models (Zeb Go, Zeb Revo, Zeb Horizon) provide different levels of point cloud density, range and accuracy.
FARO Software. We provide a complete portfolio of software solutions that integrate with FARO hardware products to merge data and provide collaborative workflows and applications.

•FARO Sphere XG is a cloud-based digital reality platform that provides its users a centralized, collaborative experience across the company’s reality capture applications. When paired with the Stream mobile app, Sphere XG enables faster 3D data capture, processing and project management from anywhere in the world. It also allows construction contractors to create, document, analyze, compare and share virtual 3D views of construction projects utilizing commercially available 360° cameras. Sphere XG is offered as a subscription based plan.
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
Customers
Our sales are diversified across a broad number of over 14,000 customers worldwide in a range of metrology, reverse engineering, factory automation, building information modeling, public safety and other applications. Our metrology, reverse engineering and factory automation applications are purchased by customers in the automotive and aerospace markets and a diverse array of manufacturing customers from small machine shops to large industrial manufacturers. Applications are used by these customers for alignment, part inspection, dimensional analysis, first article inspection, incoming and in-process inspection, machine calibration, non-contact inspection, robot calibration, tool building and setup, and assembly guidance. Our building information modeling applications are purchased primarily by customers in the AEC markets. Applications are used by these customers for as-built documentation, construction monitoring, surveying, asset and facility management, and heritage preservation. Our public safety applications are purchased primarily by law enforcement agencies, private investigators, and forensic experts and are used for capturing environmental or situational scenes, crash and fire scene investigations and environmental safety evaluations. Our ten largest customers by revenue represented an aggregate of approximately 4.2% of our total sales in 2024.
Sales and Marketing
We sell our products worldwide through direct sales and service offices, as well as third-party distributors and resellers. We have direct sales personnel in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the

Netherlands, Poland, Portugal, Romania, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the United Kingdom, Austria, Belgium and the United States. Our sales and marketing efforts use a process of integrated lead qualification and sales demonstration. Once a customer opportunity is identified, we employ a team-based sales approach involving inside and outside sales personnel. Each team has the ability to sell multiple product lines. We employ a variety of marketing techniques to promote brand awareness and customer identification. As of December 31, 2024, we employed 546 sales and marketing staff globally.
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
At December 31, 2024, we employed 241 staff in our research and development efforts. Research and development expenses were approximately $40.1 million in 2024.
Intellectual Property
We own approximately 453 registered patents and 140 pending patent applications worldwide, which generally expire on a rolling basis between 2025 and 2045. We also own approximately 293 trademark registrations worldwide, with 58 pending trademark applications.
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
Sanmina currently manufactures our FARO Quantum X Arm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2025.
Competition
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing, industrial, construction and public safety applications, which, in addition to portable articulated arms, laser trackers, terrestrial scanners and mobile scanner products, consist of fixed-base coordinate measuring machines (CMMs), handheld scanners, laser radars, gauges, check fixtures, handheld measurement tools, total stations, vehicle mounted scanning systems, photogrammetry solutions, digital levels and GNSS systems. In the FaroArm® portfolio, FARO Laser Tracker, FARO Orbis, FARO Focus and FARO Sphere solution lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; KEYENCE Corporation K.K.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Ametek. In our cloud based virtual reality capturing software, Sphere XG product line, we compete primarily with OpenSpace and StructionSite. We also compete in these product lines with a number of other companies. We compete on the basis of technical innovation, product performance, quality and value with respect to all of our products.
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
Backlog and Seasonality
At December 31, 2024, we had orders representing approximately $25.3 million in sales outstanding, of which $10.8 million related to services that we expect to deliver within one year. At December 31, 2023 and 2022, we had orders representing approximately $28.2 million and $29.9 million in sales outstanding, respectively.
We typically experience greater order volume during the fourth quarter, as customers spend the remaining balances of their capital expenditure budgets.
Human Capital
At December 31, 2024, we had 1,181 full-time employees and 51 part-time employees worldwide, consisting of 546 sales and marketing professionals, 199 customer service/training/application engineering specialists, 95 production and supply chain staff, 241 research and development staff, and 151 administrative staff. As we are a global company, so too is the distribution of our headcount with 37% residing in the Americas, 43% in Europe, the Middle East, and Africa ("EMEA") and 20% in the Asia-Pacific ("APAC") region.
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
Our CEO and Chief Human Resource Officer regularly update the Company's board of directors on key areas of our human capital strategy, including the following:

Diversity, Inclusion and Belonging: Because we want our employees to grow professionally and personally during their careers at FARO, we have pledged to provide an inclusive and collaborative environment rich in equal opportunities. We actively strive to maintain an environment that treats all employees with dignity and respect and believe that the combined knowledge and diverse views our employees contribute across our global locations strengthens our competitive edge. To foster a respectful atmosphere that embraces diversity of thought and capabilities, in 2023 we launched our first Employee Resource Groups, sponsored and supported by senior leaders across our Company to foster a culture of support, collaboration and inclusion. As of December 31, 2024, approximately 29% of our global workforce identified as female and 27% of our employees in managerial roles identified as female. As of December 31, 2024, minorities represented approximately 36% of the Company’s U.S. workforce.
Employee Engagement: To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants and takes actions to address areas of employee concern. 82% of employees responded to our annual survey in 2024. Feedback from the survey informs our functional level action plan as well as corporate-wide initiatives.
Core Values and Ethics: Our culture and values, along with our approximately 1,181 full-time employees in approximately 28 countries, are the most valuable assets of our Company. The “Power of We” describes our values, which are the foundation of our Company culture. They are:
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
Employee Recruitment: We work diligently to attract the best talent from diverse backgrounds in order to meet the current and future demands of our business. In 2024, we hired 122 new employees in 13 different countries. Our average employee tenure is 7 years.
Our investment in tomorrow includes providing experiences for higher-education students through immersive programs. FARO University provides professional experience opportunities through a select number of part-time paid internships. In the last year, we hosted 10 interns in the United States and Germany. Interns are embedded in a variety of functional teams, including R&D Engineering, Software Engineering, Internal Audit, and Customer Experience.
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

Risks Related to Our Business and Industry
The failure to attract and retain qualified personnel could lead to a loss of sales or decreased profitability and could have a material adverse impact on our business.
We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management, technical, compliance and sales personnel, our future success could be harmed. Our senior management provides strategic direction for our company, and the loss of any of our current executive officers, or other key personnel, could adversely affect our sales, profitability or growth.
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
Our success depends, in part, on our ability to further penetrate our customer base. During 2024, approximately 85% of our revenue was attributable to sales to our existing customers who have previously purchased products or services from us. If we are not able to continue to further penetrate our existing customer base, our future sales may decline. However, most of our customers have a decentralized buying process for measurement devices, and we must spend significant time and resources to increase revenues from a specific customer. For example, we may provide products to only one of our customer’s manufacturing facilities or for a specific product line within a manufacturing facility. We cannot offer any assurance that we will be able to maintain or increase the amount of sales to our existing customers, which could adversely affect our financial results.

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
Tariffs and other trade restrictions could have a material adverse effect on our business.
The U.S. could significantly change U.S. trade policy and impose new tariffs and/or other trade restrictions that could impact our business, potentially increasing our costs and adversely impacting our ability to compete in the marketplace. Such restrictions could be universal or country specific in nature. Retaliatory actions by other countries such as China based on U.S. tariff policy could also have a material adverse impact on our business.
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
Our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in our stock price. At December 31, 2024, we had approximately 18.5 million shares outstanding held by non-affiliates. Our daily trading volume for the quarter ended December 31, 2024 averaged approximately 172,495 shares.
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
Our operations are significantly vulnerable to the effects of pandemics, which have, and could continue to materially impact our business.
We are significantly vulnerable to the economic effects of pandemics and other public health crises, such as a crisis similar to the COVID-19 pandemic, in any of the global locations we operate in. The risk of COVID-19 resurgence and its variants, or a similar crisis, could have a material adverse effect on our business, financial condition and results of operations in the future.
Should we experience a pandemic similar to COVID-19 or and its variants, the impact on our business could include, but not be limited to, the following:
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
•potential operational disruption if key employees terminate their employment or become ill, as well as diversion of our management team's attention from non-pandemic related matters; and
•potential investigations, legal claims or litigation against us for actions we have taken or may take, or decisions we have made or may make, as a consequence of the pandemic;
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
•political and economic instability;
•economic slowdown in certain countries, such as the recent slowdown in China;
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
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, or we may lose, some or all of our existing cash, cash equivalents and investments, to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments, or the loss of some or all of such funds, or inability to timely pay key vendors and others, could have a material adverse effect on our operations and cause us to seek additional capital sooner than planned.
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
We may be unable to recognize the anticipated benefits of our 2024 Restructuring Plan, our new strategic plan, and any future restructuring and strategic plans.
On November 1, 2024, our Board of Directors approved a global restructuring plan (the “2024 Restructuring Plan”), which is intended to provide for cost out opportunities to better align with geographical and after market demand needs. Actual results, including the final costs of this 2024 Restructuring Plan, our new strategic plan and any further restructuring and strategic plans and our ability to sustain savings, may differ materially from our expectations, resulting in our inability to realize the expected benefits of this Restructuring Plan and negatively impact our ability to execute our future plans and strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because the historical and projected future performance of certain of our recently acquired operations were lower than our expectations, the technologies, intellectual property, know-how and related intangibles were no longer aligned with our go-forward strategies, and due to other initiatives in connection with our new strategic plan, in the second quarter of 2020, we disposed of certain of our operations. See Note 19, “Restructuring” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding the impairment. We currently hold a total of $44.1 million in intangible assets, net of accumulated amortization, and $106.6 million in goodwill at December 31, 2024. Additionally, as a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. Events may occur or circumstances may change such that the carrying value is not recoverable or it becomes more likely than not that the fair value of long-lived assets is reduced below the carrying value of the assets, which could result in a further write-down of our assets.
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
On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying indebtedness. As of December 31, 2024, the outstanding principal balance of our Convertible Senior Notes was $72 million.
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
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent years. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries negatively impact our business by increasing our operating expenses. A period of a rising rate of inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services.
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

As described in Part II, Item 9A — Controls and Procedures, of the Annual Report on Form 10-K, during the year ended December 31, 2023, filed February 28, 2024, we identified a material weakness in our internal control related to information technology general controls ("ITGC") in the area of user access over certain IT systems that support the Company’s financial reporting process. A material weakness, as defined by the SEC rules, is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2024 , we implemented remediation actions to address the material weakness in our internal controls related to ITGC and, as of December 31, 2024, this material weakness has been deemed remediated.
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
Our balance sheet includes $23.0 million in deferred tax assets as of December 31, 2024. On a quarterly basis, we assess our ability to realize our deferred tax assets to ensure if any valuation allowances are required. The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income in the jurisdiction during the periods in which those deferred tax assets would be deductible. We continue to monitor whether any valuation allowances are necessary, and if we are required to establish a valuation allowance against any of our deferred tax assets, it could have a material adverse effect on our results of operations and financial condition.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes will be entitled under the indenture governing the Notes to convert the Notes at any time during the specified periods at their option. Upon such event, if one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As noted in our SEC Form 8-K filed on January 19, 2023, there is a maximum number of shares of the Company's common stock that may be issued upon the conversion of the Notes. The maximum number of shares is based on the initial maximum conversion rate of 28.3286 shares of common stock per $1,000 principal amount of Notes that are outstanding, which is subject to customary anti-dilution adjustment provisions.
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
Our measurement systems compete in the broad and highly competitive market for measurement devices for manufacturing, industrial, construction and public safety applications, which, in addition to portable articulated arms, laser trackers, terrestrial scanners and mobile scanner products, consist of fixed-base CMMs, handheld scanners, laser radars, gauges, check fixtures, handheld measurement tools, total stations, vehicle mounted scanning systems, photogrammetry solutions, digital levels and GNSS systems. In the FaroArm®, FARO ScanArm, FARO Laser TrackerTM, FARO OrbisTM and FARO Focus product lines, we compete primarily with Hexagon Manufacturing Intelligence, a division of Hexagon AB; Automated Precision, Inc.; KEYENCE Corporation K.K.; Leica Geosystems AG, a division of Hexagon AB; Creaform, a division of Ametek; and Trimble Inc. In the FARO Laser Projector product line, we compete primarily with Virtek Vision International, a division of Ametek. In our cloud based virtual reality capturing software, Sphere XG product line, we compete primarily with OpenSpace and StructionSite. We also compete in these product lines with a number of other companies. We compete on the basis of technical innovation, product performance, quality and price with respect to all of our products.
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
In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. Most notably, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the China personal Information Protection Law adopted in 2021 (the China GDPR") GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The effect of regulations in Europe and other geographic regions regarding the use and ownership of customer data could materially impact our business.
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
World geopolitical conflict, including the Russia/Ukraine, Israel/Hamas and China/Taiwan conflicts, have materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by geopolitical conflicts. For example, governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of these conflicts remain highly uncertain, continue to evolve and may grow more severe. Risks associated with world geopolitical conflicts that have arisen or could arise in the future, include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is involved in the oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. The Company’s cybersecurity policies, standards, processes, and practices are being integrated into the Company’s enterprise risk management program and are based on recognized frameworks and other applicable industry standards, including without limitation the National Institute of Standards and Technology Cybersecurity Framework 2.0, Center for Internet Security controls and American Institute of Certified Public Accountants framework. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
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

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also utilize a managed security provider (the “Security Provider”) to identify and assess vulnerabilities. Our Security Provider monitors our network, conducts vulnerability scanning, provides event logging services, and raises potential and actual threats with the Company’s security operations center when appropriate.

Incident Response Plan: The Company has established and maintains an incident response plan that governs the Company’s response to a cybersecurity incident, and such plan is evaluated annually. Potentially material cybersecurity risks and incidents are escalated to management and the Board as applicable.

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

Governance

Our Board and Audit Committee oversee the Company’s cybersecurity risk management. Management presents to, and discusses with, the Board the security of our systems and applications. Our Chief Digital Officer ("CDO") and our Information Security Senior Director provide strategic and technical leadership for the Company’s cybersecurity program and lead teams across the Company that support the cybersecurity functions. Our CDO has 30 years of experience in IT, including being accountable for IT compliance and security, and previously served as Chief Information Officer for a publicly traded company for 5 years. Our Information Security Senior Director has nearly 30 years of experience in software development and IT, and, for 17 of those years, was responsible for security, compliance and privacy. These executives regularly report to the Chief Executive Officer and Chief Financial Officer with regards to our cybersecurity program and readiness.
Although we experience cybersecurity incidents from time to time as part of operations, these incidents have not had, and are not reasonably likely to have, a material impact on our business strategy, results of operations or financial condition. Any breach of our security measures, or those of our third-party service providers, could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of systems, operations or transactions, any of which could have a material adverse effect on our business strategy, results of operations or financial condition. See “Risk Factors” on page 13 of this Form 10-K for further discussion of the risks related to cybersecurity threats.

ITEM 2.    PROPERTIES
FARO’s facility strategy is to lease properties in the global regions in which we serve our customers with global administrative functions residing in the United States and engineering for key products residing in the locations where the technical expertise exists. We have adopted a hybrid work strategy that reduces the overall need for leased square footage.
The Americas
Our operations in the Americas are primarily located in leased facilities in Lake Mary, Florida, which consists of approximately 35,000 square feet and Exton, Pennsylvania, which consists of approximately 90,400 square feet, of which 73,400 square feet is being used for operations at December 31, 2024. In these facilities, we house our sales, marketing, customer service, research and development, service and administrative functions. We also lease a facility in Nuevo Leon, Mexico containing service and sales operations, which consists of approximately 36,000 square feet. We also lease a facility in Sao Paulo, Brazil containing service and sales operations, which consists of approximately 12,300 square feet.
Europe/Middle East/Africa
In Europe, the Middle East, and Africa (“EMEA”), our primary operations are located in a leased facility in Korntal-Muenchingen, Germany containing approximately 105,300 square feet, a majority of which is being used for our research and development activities at December 31, 2024. This facility houses the research and development, administration, sales, marketing and service management personnel for our EMEA operations. Additionally, we also have a leased service and sales facility located in Warwickshire, England consisting of approximately 12,700 square feet and Nottingham, England consisting of approximately 8,300 square feet. These facilities house additional research and development, administration, sales, marketing and service management personnel for our EMEA operations.
Asia-Pacific
In Asia-Pacific (“APAC”), our primary operations are located in leased facilities in Nagoya, Japan containing approximately 17,200 square feet, Shanghai, China containing approximately 24,700 square feet, New Delhi, India containing approximately 10,510 square feet, and Bangkok, Thailand containing approximately 7,500 square feet. These facilities house our sales, service and administrative functions in support of our APAC operations.
We believe our current facilities and third-party resources will be adequate for our needs in 2025 and that we will be able to locate suitable space for additional regional offices or enhanced production needs as necessary.
As part of our Integration Plan, we have abandoned several office buildings under operating leases in 2023. See Note 19, "Restructuring" in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report for additional information regarding our facilities consolidation efforts.
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
As of February 20, 2025, we had 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends
To date, we have not paid any cash dividends on our common stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2024.
Purchases of Equity Securities
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In 2024, we purchased a total of 588,856 shares for a total cash payment of $10.0 million. We made no stock repurchases during the years ended December 31, 2023 and 2022 under this program. As of December 31, 2024, we had authorization to repurchase $8.3 million remaining under the repurchase program.

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
The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2024. Data for the NASDAQ Composite Index and the Russell 2000 Index assume reinvestment of dividends.
The comparison in the graph below is based on historical data. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Company/Market/Peer Group	2019	2020	2021	2022	2023	2024
FARO Technologies, Inc.	$100.00	$140.28	$139.07	$58.40	$44.74	$50.35
Nasdaq Composite-Total Returns	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93

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

Overview
We are a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, augmented by sales through indirect channels across a range of industries including automotive, aerospace, metal and machine fabrication, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Sanmina Corporation (“Sanmina”) currently manufactures our FARO Quantum XFaroArm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2025.
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
Over the past four years, we strategically pursued growth and long-term profitability through a combination of strategic acquisitions to bolster our investment in software development, increase gross margin, optimizing working capital and targeted restructuring initiatives to lower our operating expense base.
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
Restructuring
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. We believe we have successfully redefined our go-to-market strategy to place an increased focus on our customers and to help enable our sales employees, supported by our talented pool of field application engineers, to sell all product lines globally. On July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina, in connection with the Restructuring Plan. Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. Since the approval of the Restructuring Plan, we paid $24.8 million, primarily consisting of severance and related benefits. All actions under the Restructuring Plan were completed as of March 31, 2023, and the remaining amounts payable of $0.5 million were rolled forward to the Integration Plan discussed below.
On February 7, 2023, our Board of Directors approved an integration plan (the "Integration Plan") to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. As of December 31, 2024, in relation with the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.4 million, primarily consisting of severance and related benefits, and right-of-use asset impairment charges.
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina Corporation, and the continued optimization of our facilities assets to align with current and expected future utilization. As of December 31, 2024, we have recorded $2.6 million in employee severance costs associated with the 2024 Restructuring Plans. Additionally, we paid $1.8 million primarily consisting of severance and related benefits.

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
Revenue from our current software products was $44.9 million, $44.4 million and $44.4 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription based software applications was $68.4 million, $67.5 million, and $68.3 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Sanmina Relationship Components: As presented on our Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our consolidated balance sheets as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Current Assets:
Prepaid expenses and other current assets	$8,909	$9,540
Current Liabilities:
Accounts payable (1)	$9,020	$6,454
(1) As of December 31, 2024, we had a net payable balance of $9.0 million, which includes $3.4 million of accounts receivable due from Sanmina and $12.4 million of accounts payable owed to Sanmina. As of December 31, 2023, we had a net payable balance of $6.5 million, which included $5.4 million of accounts receivable due from Sanmina and $11.9 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2023 performance compared to our fiscal 2022 performance and our financial condition is incorporated by reference to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024.
2024 Compared to 2023

	Years ended December 31,
	2024		2023		Change ($)
(dollars in thousands)		% of Sales		% of Sales	2024 vs 2023
Sales
Product	$260,194	76.0%	$278,572	77.6%	$(18,378)
Service	82,233	24.0%	80,259	22.4%	1,974
Total sales	342,427	100.0%	358,831	100.0%	(16,404)
Cost of sales
Product	112,894	33.0%	150,472	41.9%	(37,578)
Service	42,380	12.4%	43,360	12.1%	(980)
Total cost of sales	155,274	45.3%	193,832	54.0%	(38,558)
Gross profit	187,153	54.7%	164,999	46.0%	22,154
Operating expenses
Selling, general and administrative	140,584	41.1%	157,336	43.8%	(16,752)
Research and development	40,056	11.7%	41,806	11.7%	(1,750)
Restructuring costs	3,184	0.9%	15,393	4.3%	(12,209)
Total operating expenses	183,824	53.7%	214,535	59.8%	(30,711)
Income (loss) from operations	3,329	1.0%	(49,536)	(13.8)%	52,865
Other (income) expense
Interest expense (income)	3,551	1.0%	3,348	0.9%	203
Other (income) expense, net	712	0.2%	1,178	0.3%	(466)
Loss before income tax	(934)	(0.3)%	(54,062)	(15.1)%	53,128
Income tax expense	8,132	2.4%	2,515	0.7%	5,617
Net loss	$(9,066)	(2.6)%	$(56,577)	(15.8)%	$47,511

Consolidated Results
Sales. Total sales decreased by $16.4 million, or 4.6%, to $342.4 million for the year ended December 31, 2024 from $358.8 million for the year ended December 31, 2023. Total product sales decreased by $18.4 million, or 6.6%, to $260.2 million for the year ended December 31, 2024 from $278.6 million for the year ended December 31, 2023. Total service sales increased by $1.9 million, or 2.5%, to $82.2 million for the year ended December 31, 2024 from $80.3 million for the year ended December 31, 2023. The overall decrease in sales was mainly influenced by weakened demand across most product lines, particularly in the China and United States markets, which together accounted for a $15.0 million decrease in sales. This decline is attributed to the challenging macroeconomic environment. Additionally, the weakening of the Japanese Yen against the US Dollar contributed to a $1.7 million reduction in net sales, as higher Yen values translated to lower reported revenue in USD.
Gross profit. Gross profit increased by $22.2 million, or 13.4%, to $187.2 million for the year ended December 31, 2024 from $165.0 million for the year ended December 31, 2023. Gross margin increased to 54.7% for the year ended December 31, 2024 from 46.0% in the prior year period. Gross margin from product revenue increased by 10.6 percentage points to 56.6% for the year ended December 31, 2024 from 46.0% in the prior year period, primarily driven by better average selling price on our Arm and Scanner products, and by lower material costs driven by the consolidation of our production activities. Margins were positively impacted by favorable product and geographical mix. Gross margin from service revenue increased by 2.4 percentage points to 48.4% for the year ended December 31, 2024 from 46.0% for the prior year period, primarily due to higher revenue levels with a relatively consistent fixed cost structure.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased by $16.7 million, or 10.6%, to $140.6 million, for the year ended December 31, 2024 from $157.3 million for the year ended December 31, 2023. This decrease was primarily driven by the savings realized from the Integration Plan and lower stock compensation expense driven by senior executive transitions. SG&A expenses as a percentage of sales decreased to 41.1% for the year ended December 31, 2024 from 43.8% for the year ended December 31, 2023.
Research and development expenses. Research and development expenses decreased by $1.7 million, or 4.2%, to $40.1 million for the year ended December 31, 2024 from $41.8 million for the year ended December 31, 2023. This decrease was primarily driven by the savings realized from the Integration Plan. Research and development expenses as a percentage of sales remained consistent to the year ended December 31, 2023.
Restructuring costs. In February 2023, we initiated the Integration Plan to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023. On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Restructuring costs included in operating expenses decreased by $12.2 million, or 79.3% to $3.2 million for the year ended December 31, 2024 from $15.4 million for the year ended December 31, 2023 as substantially all of our planned activities under the Restructuring Plan and the Integration Plan were completed in 2023. The 2024 costs of $3.2 million were driven primarily by severance and related benefits charges and professional fees as a part of the 2024 Restructuring Plan. The 2023 costs of $15.4 million were primarily driven by severance and related benefits charges and professional fees, and non-cash impairment of right-of-use assets and leasehold improvement assets related to facilities optimization as a part of the Integration Plan.
Interest (income) expense, net. For the year ended December 31, 2024, we recorded interest expense, net of $3.6 million compared with $3.3 million for the year ended December 31, 2023. This charge primarily related to interest expense associated with the Notes issued in January 2023 offset by interest income earned on short-term investments.
Other (income) expense, net. Other expense, net was $0.7 million for the year ended December 31, 2024 compared with $1.2 million for the year ended December 31, 2023. This change was primarily driven by the effect of foreign exchange rates on our non-U.S.-dollar-denominated balance sheet.
Income tax expense. Income tax expense for the year ended December 31, 2024 was $8.1 million compared with $2.5 million for the year ended December 31, 2023. Our effective tax rate was 870.7% for the year ended December 31, 2024 compared to 4.7% for the year ended December 31, 2023. The increase in income tax expense is primarily attributable to the improvement in pre-tax income, which fell from a loss of $54.1 million in 2023 to a loss of $0.9 million in 2024. Additionally, the increase reflects higher income earned in foreign jurisdictions subject to differing tax rates. The significant increase in the effective tax rate is primarily driven by the low level of pre-tax loss in 2024, combined with the impact of valuation allowances. This dynamic contributed to the elevated effective tax rate, as the tax expense in profitable jurisdictions was not offset by tax benefits from loss-making jurisdictions.

Net loss. Net loss was $9.1 million for the year ended December 31, 2024 compared with $56.6 million for the year ended December 31, 2023, reflecting the impact of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $11.9 million to $88.7 million at December 31, 2024 from $76.8 million at December 31, 2023. We also had $10.0 million in U.S. Treasury Bills recorded as short-term investments on our consolidated balance sheet. The increase in Cash and cash equivalents was primarily driven by maturities of short-term investments, cash generated from operating activities, partially offset by purchases of short-term investments, repurchases of common stock and Notes, and purchase of property and equipment.
Cash provided in operating activities was $30.6 million during the year ended December 31, 2024 compared to $1.1 million during the year ended December 31, 2023. The change in cash provided by operating activities was primarily due to a smaller current year net loss.
Cash used in investing activities during the year ended December 31, 2024 was $3.2 million compared with $33.5 million during the year ended December 31, 2023. This decrease was primarily due to net cash changes in maturities and purchases of short-term investments and lower spending on technology development, patents and licenses in 2024 as compared with 2023.
Cash flows used by financing activities during the year ended December 31, 2024 was $12.9 million compared with cash provided by financing activities of $71.3 million during the year ended December 31, 2023. The financing cash change was primarily driven by the Company's issuance of the Notes in January 2023. In the second quarter of 2024, the Company repurchased $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million. The Notes are general senior unsecured obligations of the Company. In the third quarter of 2024, the Company purchased a total of 588,856 shares for a total cash payment of $10.0 million as a part of our share repurchase program. As of December 31, 2024, we had authorization to repurchase $8.3 million remaining under the repurchase program.
Of our cash and cash equivalents, $49.2 million was held by foreign subsidiaries as of December 31, 2024. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. The Company reinvested a large portion of its undistributed foreign earnings and profits in acquisitions and other investments and intends to bring back a portion of foreign cash in certain jurisdictions where the Company will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax. Also, the United States enacted the Inflation Reduction Act of 2022, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks starting January 1, 2023.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Subsequently, in October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. In December 2018, our Board of Directors authorized management to utilize the share repurchase program, beginning January 1, 2019, to maintain the number of our issued and outstanding shares to address the dilutive impact of stock options exercises and the settlement of restricted stock units. Acquisitions for the share repurchase program may be made from time to time at prevailing prices as permitted by securities laws and other legal requirements and subject to market conditions and other factors under this program. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In 2024, we purchased a total of 588,856 shares for a total cash payment of $10.0 million. As of December 31, 2024, we had authorization to repurchase $8.3 million remaining under the repurchase program.
The Company's material cash requirements include the following contractual and other obligations:
Debt
On January 24, 2023, the Company issued $75 million aggregate principal amount of 5.50% Notes due 2028. The Notes will mature on February 1, 2028, unless earlier redeemed, repurchased or converted. The Notes bear interest from January 24, 2023, at a rate of 5.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2023. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the Notes or if the Notes are not freely tradeable as required by the indenture. In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on December 31, 2024. Total remaining interest expense associated with the convertible senior notes is $13.5 million, of which $4.0 million is due within 12 months.

Contractual obligations
We lease certain facilities under non-cancellable operating lease arrangements. As of December 31, 2024, we had fixed lease payment obligations of $21.4 million, with $5.3 million payable within 12 months. See Note 17, "Leases" for additional information regarding our lease obligations.
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
Reserve for Excess and Obsolete Inventory
Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon past sales history, adjusted for any known events to determine expected usage that provides a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the first-in first-out cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.

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
Each period, we can elect to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is necessary. If we elect to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, we will perform the quantitative goodwill impairment test. We perform the quantitative goodwill impairment test by calculating the fair value of the reporting unit using a discounted cash flow method and market approach method, and then comparing the respective fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we impair goodwill for the excess amount of the reporting unit compared to its fair value, not to be reduced below zero. Management concluded there was no goodwill impairment for the years ended December 31, 2024 and 2023.

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
Our non-employee directors may elect to have their annual cash retainers and annual equity retainers paid in the form of deferred stock units pursuant to the 2022 Equity Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan, as amended. Each deferred stock unit represents the right to receive one share of our common stock upon the non-employee director's separation of service from the Company. We record compensation cost associated with our deferred stock units over the period of service. We discontinued deferral elections in December 2023.

Impact of Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company adopted this ASU during the year ended December 31, 2024. See Note 16, "Segment and Demographic Information" for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. In 2024, 59% of our revenue was invoiced, and a significant portion of our operating expenses were paid, in foreign currencies. At December 31, 2024, 41% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in 2024, 2023 or 2022. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had short-term investments of $10.0 million and cash equivalents of $20.5 million as of December 31, 2024, consisting of U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Reserve for excess and obsolete inventory
As described further in note 1 to the financial statements, the reserve for excess and obsolete inventory is established utilizing the Company’s past sales history, adjusted for any known events to determine expected usage. Inventory is considered to be potentially obsolete if the product has been withdrawn from the market or the product had no sales for the past 12 months and the product has no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected usage. The resulting excess and obsolete items are then reviewed to determine if a substitute usage or a future need exists, and items without an identified current or future usage are reserved in an amount equal to 100% of the first-in first-out cost of the inventory. We identified the reserve for excess and obsolete inventory as a critical audit matter.
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
•We developed an independent estimate of the Company’s excess and obsolete reserve testing the significant assumptions utilized by the Company, including historical usage, expected usage and need for replacement parts, and compared it to management’s reserve.

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
The principal consideration for our determination that the completeness of the foreign deferred tax assets and liabilities and valuation, net of the Company’s U.S. based deferred tax assets was a critical audit matter was due to the multinational presence of the Company in numerous foreign jurisdictions, with varying complex tax laws and regulations. These rules may be subject to interpretation depending on the jurisdiction and may involve significant management judgment. In addition, there is a high risk of estimation uncertainty due to significant management judgment related to recording a valuation allowance against the U.S. deferred tax assets, which may be based on various forms of positive and negative evidence as well as prospective financial information. The audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.
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

Jacksonville, Florida
February 24, 2025

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$88,703	$76,787
Short-term investments	9,999	19,496
Accounts receivable, net	87,022	92,028
Inventories, net	32,121	34,529
Prepaid expenses and other current assets	30,326	38,768
Total current assets	248,171	261,608
Non-current assets:
Property, plant and equipment, net	18,767	21,181
Operating lease right-of-use asset	15,880	12,231
Goodwill	106,555	109,534
Intangible assets, net	44,133	47,891
Service and sales demonstration inventory, net	22,760	23,147
Deferred income tax assets, net	23,005	25,027
Other long-term assets	3,734	4,073
Total assets	$483,005	$504,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,336	$27,404
Accrued liabilities	27,735	29,930
Income taxes payable	6,736	5,699
Current portion of unearned service revenues	41,590	40,555
Customer deposits	4,989	4,251
Lease liability	4,474	5,434
Total current liabilities	112,860	113,273
Loan - 5.50% Convertible Senior Notes	70,267	72,760
Unearned service revenues - less current portion	19,886	20,256
Lease liability - less current portion	14,056	10,837
Deferred income tax liabilities	14,809	13,308
Income taxes payable - less current portion	1,485	5,629
Other long-term liabilities	32	23
Total liabilities	233,395	236,086
Commitments and contingencies - See Note 12
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 20,916,723 and 20,343,359 issued; 18,954,956 and 18,968,798 outstanding, respectively	20	20
Additional paid-in capital	358,133	346,277
Accumulated deficit	(18,855)	(9,789)
Accumulated other comprehensive loss	(49,019)	(37,247)
Common stock in treasury, at cost - 1,961,767 and 1,376,220 shares held, respectively	(40,669)	(30,655)
Total shareholders’ equity	249,610	268,606
Total liabilities and shareholders’ equity	$483,005	$504,692
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Sales
Product	$260,194	$278,572	$265,280
Service	82,233	80,259	80,485
Total sales	342,427	358,831	345,765
Cost of sales
Product	112,894	150,472	123,836
Service	42,380	43,360	46,166
Total cost of sales	155,274	193,832	170,002
Gross profit	187,153	164,999	175,763
Operating expenses
Selling, general and administrative	140,584	157,336	146,657
Research and development	40,056	41,806	49,415
Restructuring costs	3,184	15,393	4,614
Total operating expenses	183,824	214,535	200,686
Income (loss) from operations	3,329	(49,536)	(24,923)
Other (income) expense
Interest expense (income)	3,551	3,348	(36)
Other (income) expense, net	712	1,178	(3,236)
Loss before income tax	(934)	(54,062)	(21,651)
Income tax expense	8,132	2,515	5,105
Net loss	$(9,066)	$(56,577)	$(26,756)
Net loss per share - Basic	$(0.47)	$(2.99)	$(1.46)
Net loss per share - Diluted	$(0.47)	$(2.99)	$(1.46)
Weighted average shares - Basic	19,151,551	18,917,778	18,318,191
Weighted average shares - Diluted	19,151,551	18,917,778	18,318,191
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(9,066)	$(56,577)	$(26,756)
Currency translation adjustments, net of income tax	(11,772)	(3,916)	(15,957)
Comprehensive loss	$(20,838)	$(60,493)	$(42,713)
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

					Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
(in thousands, except share data)	Shares	Amounts
BALANCE JANUARY 1, 2022	18,205,636	$20	$301,061	$73,544	$(17,374)	$(30,792)	$326,459
Net loss				(26,756)			(26,756)
Currency translation adjustment, net of income tax					(15,957)		(15,957)
Stock-based compensation			13,317				13,317
Common stock issued, net of shares withheld for employee taxes	78,815		(2,029)			137	(1,892)
Acquisition of business	495,562		15,878				15,878
BALANCE DECEMBER 31, 2022	18,780,013	20	328,227	46,788	(33,331)	(30,655)	311,049
Net loss				(56,577)			(56,577)
Currency translation adjustment, net of income tax					(3,916)		(3,916)
Stock-based compensation			17,833				17,833
Common stock issued, net of shares withheld for employee taxes	188,785		217				217
BALANCE DECEMBER 31, 2023	18,968,798	20	346,277	(9,789)	(37,247)	(30,655)	268,606
Net loss				(9,066)			(9,066)
Currency translation adjustment					(11,772)		(11,772)
Stock-based compensation			11,689				11,689
Common stock repurchased	(588,856)					(10,014)	(10,014)
Common stock issued, net of shares withheld for employee taxes	575,014		167				167
BALANCE DECEMBER 31, 2024	18,954,956	$20	$358,133	$(18,855)	$(49,019)	$(40,669)	$249,610
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from:
Operating activities:
Net loss	$(9,066)	$(56,577)	$(26,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,737	15,377	13,983
Stock-based compensation	11,689	17,833	13,317
Inventory write-downs	—	9,340	—
Asset impairment charges	—	5,707	507
Provision for bad debts, net of recoveries	957	1,030	163
Amortization of debt discount and issuance costs	507	450	—
Loss on disposal of assets	1,548	274	156
Provision for excess and obsolete inventory	1,118	2,361	(68)
Impairment of intangible assets	—	—	1,135
Deferred income tax (benefit) and other non-cash charges	4,926	(26)	2,412
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable, net	(975)	(50)	(11,198)
Inventories	(2,773)	736	3,379
Prepaid expenses and other assets	6,988	3,387	(21,239)
(Decrease) increase in:
Accounts payable and accrued liabilities	(259)	4,421	4,777
Income taxes payable	(2,931)	(3,808)	(1,904)
Customer deposits	1,044	(2,533)	1,343
Unearned service revenues	3,344	2,786	(4,863)
Other liabilities	(1,225)	367	—
Net cash provided by (used in) operating activities	30,629	1,075	(24,856)
Investing activities:
Purchases of property and equipment	(5,842)	(6,817)	(6,371)
Purchases of short-term investments	(9,999)	(19,496)	—
Maturities of short-term investments	20,009	—	—
Cash paid for technology development, patents and licenses	(7,358)	(7,177)	(10,567)
Acquisitions of businesses and minority share investments, net of cash received	—	—	(32,959)
Net cash used in investing activities	(3,190)	(33,490)	(49,897)
Financing activities:
Payments on capital leases	(155)	(154)	(220)
Repurchases of common stock	(10,014)	—	—
Cash settlement of equity awards	—	217	(1,892)
Short term debt	—	—	1,115
Proceeds from issuance of 5.50% Convertible Senior Notes, due 2028, net of discount, issuance cost and accrued interest	—	72,310	—
Repayment of 5.50% Convertible Senior Notes, due 2028	(2,685)	—	—
Payment of contingent consideration for business acquisition	—	(1,098)	—
Net cash (used in) provided by financing activities	(12,854)	71,275	(997)
Effect of exchange rate changes on cash and cash equivalents	(2,669)	115	(8,427)
Increase (Decrease) in cash and cash equivalents	11,916	38,975	(84,177)
Cash and cash equivalents, beginning of period	76,787	37,812	121,989
Cash and cash equivalents, end of period	$88,703	$76,787	$37,812
The accompanying notes are an integral part of these consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(in thousands, except share and per share data or as otherwise noted)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) design, develop, manufacture, market and support software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), Operations and Maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set equips our customers with a wide range of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our FARO suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, augmented by sales through indirect channels across a range of sectors including manufacturing, surveying, architecture, engineering and construction, public safety forensics and other industries.
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
Revenue Recognition, Product Warranty and Extended Warranty Contracts—Revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration we expect to receive in exchange for satisfaction of those performance obligations, or standalone selling price. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We make this allocation estimate utilizing data from the sale of our applicable products and services to customers separately in similar circumstances. Revenue related to our measurement and imaging equipment and related software is generally recognized upon shipment from our facilities or when delivered to the customer's location, as determined by the agreed upon shipping terms, at which time we are entitled to payment and title and control has passed to the customer. Fees billed to customers associated with the distribution of products are classified as revenue. We generally warrant our products against defects in design, materials and workmanship for one year to two years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. To support our product lines, we also sell hardware service contracts which revenues are recognized on a straight-line basis over the term of the contract. Hardware service contracts generally extend between one month and three years. Costs relating to hardware service contracts are recognized as incurred. Revenue from sales of commercial software licenses is only recognized when no further significant production, modification or customization of the software is required and when the risks and rewards of ownership have passed to the customer. These software arrangements generally include short-term maintenance that is considered post-contract support (“PCS”), which is considered to be a separate performance obligation. We generally establish a standalone sales price for this PCS component based on our software maintenance contract renewals. Software maintenance contracts, when sold, are recognized on a straight-line basis over the term of the contract. Revenue from the sales of software subscriptions sold as a service are recognized on a straight-line basis over the term of the contract. Software subscriptions generally extend between one month and three years. Revenues resulting from sales of comprehensive support, training and technology consulting services are recognized as such services are performed and are deferred when billed in advance of the performance of services. Payment for products and services is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable. Revenues are presented net of sales-related taxes. As of December 31, 2024, none of our customers individually accounted for 10% or more of the Company's Total sales or Accounts receivable, net.
Cash and Cash Equivalents—We consider cash on hand and amounts on deposit with financial institutions, including U.S. Treasury Bill investments, with original maturities of three months or less to be cash and cash equivalents. We had deposits with foreign banks totaling $49.2 million and $47.4 million as of December 31, 2024 and 2023, respectively.

Investments—The Company’s investments consist of U.S. Treasury Bills and are classified as held-to-maturity securities. These investments are recorded at amortized cost. Investments with original maturities of three months or less are considered cash equivalents. Investments with original maturities exceeding three months and less than one year are categorized as short-term investments. These investments are classified as held-to-maturity securities, based on the intent and ability to hold these investments to maturity. Our investments in money market fund and the U.S. Treasury Bills with three months maturity were classified as cash equivalents and investments with six months maturity were classified as short-term investment on the consolidated balance sheets. These investments were considered held-to-maturity securities and were recorded at amortized cost.
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
Reserve for Excess and Obsolete Inventory—Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon past sales history, adjusted for any known events to determine expected usage, to provide a basis for the determination of the reserve. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting potentially obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are reserved in an amount equal to 100% of the FIFO cost of such inventory. Our products are subject to changes in technologies that may make certain of our products or their components obsolete or less competitive, which may increase our historical provisions to the reserve. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.
Property and Equipment—Property and equipment purchases generally exceeding two thousand five hundred dollars are capitalized and recorded at cost. Depreciation is calculated using the straight-line method over the life of the asset, commencing in the first of the month after the asset is placed into service. The estimated useful lives of various asset classes are as follows:

Machinery, equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.
Depreciation expense was $7.0 million, $7.7 million and $8.3 million in 2024, 2023 and 2022, respectively. Accelerated methods of depreciation are used for income tax purposes in contrast to book purposes, and as a result, appropriate provisions are made for the related deferred income taxes. Balances of major classes of depreciable assets and total accumulated depreciation as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Property, plant and equipment:
Machinery and equipment	$98,211	$99,111
Furniture and fixtures	6,235	6,646
Leasehold improvements	19,935	20,464
Property, plant and equipment at cost	124,381	126,221
Less: accumulated depreciation and amortization	(105,614)	(105,040)
Property, plant and equipment, net	$18,767	$21,181
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
Management concluded there was no goodwill impairment for the years ended 2024, 2023 and 2022. We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual test of goodwill during 2024, 2023 and 2022 as of December 31. See Note 7, “Goodwill” for further information regarding goodwill.
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
As a result of an assessment over the current development strategy of our internally developed software, we determined a shift in our current resources was necessary towards a more efficient path for subscription based software. As a result, we recognized an impairment charge related to construction-in-progress intangible assets of $1.1 million in 2022, which was included in restructuring costs on the consolidated statements of operations. We recognized no impairment charges related to intangibles in 2024 and 2023. See Note 8, “Intangible Assets” for further information regarding intangible assets.
As of December 31, 2024 and 2023, there were no indefinite-lived intangible assets.

Research and Development—Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products prior to the attainment of the related products’ technological feasibility are recorded as expenses in the period incurred. To date, the time incurred between the attainment of the related products' technological feasibility and general release to customers has been short. Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 1 year to 3 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. Any costs related to preliminary project activities and post implementation activities of internal-use software are expensed as incurred. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $4.5 million during 2024, $4.2 million during 2023 and $5.4 million during 2022. In 2024, 2023 and 2022, we recognized $1.7 million, $1.6 million and $0.6 million in amortization expense related to these assets. Of the $1.6 million in 2023, $1.4 million was related to the impairment of Sphere asset and was included in restructuring costs. These capitalized costs, which total $10.3 million as of December 31, 2024 and $7.4 million as of December 31, 2023, are primarily included in net intangible assets in our consolidated balance sheets.
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

Loss Per Share (“EPS”)—Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. Diluted earnings per share is computed by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, restricted stock, restricted stock units, market-based awards, and common stock issued for settlement of the Notes (as defined in Note 20 to the consolidated financial statements). Our potential common stock is excluded from the basic earnings per share calculation and is included in the diluted earnings per share calculation when doing so would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a loss for the period presented, the diluted loss per share calculation does not include our potential common stock, as the inclusion of these shares in the calculation would have an anti-dilutive effect. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented in Note 14, “Loss Per Share.”
Accounting for Stock-Based Compensation—We have one stock-based employee and director compensation plan, which is described more fully in Note 13, “Stock Compensation Plan.”
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
We expense stock-based compensation for stock options, restricted stock units and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance conditions. Furthermore, we expense awards with a market condition over the three-year vesting period regardless of the value that the award recipients ultimately receive. All income tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows in the deferred income tax benefit line item. We elect to account for forfeitures related to the service condition-based awards as they occur.
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
Concentration of Supplier Risk—The Company currently outsources the manufacturing of its hardware devices to a sole contract manufacturer. Although there are a limited number of manufacturers, management believes that other suppliers could provide similar manufacturing services on comparable terms.
Impact of Recently Adopted Accounting Standards—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company adopted this ASU during the year ended December 31, 2024. See Note 16, "Segment and Demographic Information" for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2024—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on our disclosure.
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

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Selected cash payments and non-cash activities were as follows:

	Years ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$4,098	$2,185	$4
Cash paid for income taxes	6,698	5,276	1,659
Supplemental noncash investing and financing activities:
Transfer of service and sales demonstration inventory to fixed assets	495	4,428	175
Purchases of Property, plant, equipment and Intangibles accrued but not paid	$272	$434	$157

3.    REVENUES
The following tables present our revenues by sales type as presented in our consolidated statements of operations disaggregated by the timing of transfer of goods or services:

	Years ended December 31,
	2024	2023	2022
Product Sales
Products transferred to a customer at a point in time	$235,153	$256,104	$242,969
Products transferred to a customer over time	25,041	22,468	22,311
	$260,194	$278,572	$265,280

	Years ended December 31,
	2024	2023	2022
Service Sales
Service transferred to a customer at a point in time	$38,910	$35,230	$34,525
Service transferred to a customer over time	43,323	45,029	45,960
	$82,233	$80,259	$80,485

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Years ended December 31,
	2024	2023	2022
Total Sales to External Customers
Americas (1)	$158,311	$167,269	$154,422
EMEA (1)	108,418	108,298	98,174
APAC (1)	75,698	83,264	93,169
	$342,427	$358,831	$345,765

(1) Regions represent North America and South America (Americas); Europe, the Middle East, and Africa (EMEA); and the Asia-Pacific (APAC).
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of December 31, 2024, the deferred cost asset related to deferred commissions was approximately $4.0 million. For classification purposes, $3.1 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheets as of December 31, 2024. As of December 31, 2023, the deferred cost asset related to deferred commissions was approximately

$4.6 million. For classification purposes, $3.5 million and $1.1 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our consolidated balance sheets as of December 31, 2023.
The unearned service revenue liabilities reported on our consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription based software and software maintenance. The current portion of unearned service revenues on our consolidated balance sheets is what we expect to recognize to revenue within twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. The unearned service revenues - less current portion on our consolidated balance sheets is what we expect to recognize to revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranty, subscription based software and software maintenance contract liabilities. Customer deposits on our consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. The following table presents revenue recognized from deferred revenue on our consolidated balance sheets as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Deferred revenue recognized	$34,231	$33,777
The following table presents revenue recognized from invoicing activity where performance obligations have been satisfied within the year for overtime deliverables for the year ended December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Revenue recognized from invoicing activity	$34,133	$33,720

The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of Sales. Our allowance for sales returns for each of December 31, 2024 and December 31, 2023 was less than $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added, sales and other taxes that we collect concurrently with revenue-producing activities.

4.    ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2024	2023	2022
Balance, beginning of year	$3,167	$2,285	$2,231
Current period provision for expected credit losses, net of recoveries	957	1,030	163
Charge-offs of amounts previously written off	(454)	(148)	(109)
Balance, end of year	$3,670	$3,167	$2,285

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
VAT receivable and other indirect taxes	$10,121	$17,848
Prepaid maintenance and insurance	4,519	3,832
Income taxes receivable	2,145	2,651
Prepaid sales compensation	3,084	3,512
Other prepaid expenses	10,457	10,925
Total	$30,326	$38,768

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

Inventories consist of the following:

	December 31, 2024	December 31, 2023
Raw materials	$15,971	$18,460
Finished goods	16,150	16,069
Inventories, net	32,121	34,529
Service and sales demonstration inventory, net	$22,760	$23,147

7.    GOODWILL
We had approximately $106.6 million and $109.5 million of goodwill as of December 31, 2024 and 2023, respectively. Changes in these balances are shown below:

	December 31, 2024	December 31, 2023
Goodwill, beginning	$109,534	$107,155
Acquired goodwill	—	—
Foreign currency translation	(2,979)	2,379
Goodwill, ending	$106,555	$109,534

We test goodwill for impairment annually on December 31 of each reporting year or more frequently if an event occurs or circumstances would indicate that it is more likely than not the fair value of the reporting unit is less than the carrying value. We performed our annual qualitative test of goodwill as of December 31, 2024, and did not identify any qualitative factors that suggest it is more likely than not that the fair value of its reporting units is less than their carrying amount, and as such, a quantitative impairment test was not necessary.
During fiscal year 2023, the Company’s common stock price declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill was tested at the entity level as the Company had only one reporting unit. In determining the fair value of the reporting unit, we used a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value was determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value was derived based on the valuation multiples of comparable publicly traded companies. The quantitative impairment test concluded the fair value of the reporting unit exceeded its net book value. As a result, there was no impairment charge recorded in 2023.
We report as one single reporting segment and have one reporting unit that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety.

8.    INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of December 31, 2024
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$23,645	$18,134	$5,511
Patents and trademarks	17,298	10,246	7,052
Customer relationships	24,597	8,548	16,049
Other	29,449	13,928	15,521
Total	$94,989	$50,856	$44,133

	As of December 31, 2023
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,127	$15,742	$8,385
Patents and trademarks	19,687	11,509	8,178
Customer relationships	25,164	7,279	17,885
Other	22,062	8,619	13,443
Total	$91,040	$43,149	$47,891

Amortization expense was $8.7 million, $7.7 million and $5.7 million in 2024, 2023 and 2022, respectively. In 2023, we had $1.4 million related to the impairment of Sphere that is included in restructuring costs. The estimated amortization expense for each of the years 2025 through 2029 and thereafter is as follows:

Years ending December 31,	Amount
2025	$6,668
2026	5,440
2027	3,195
2028	1,273
2029	1,213
Thereafter	26,344
Total	$44,133

9.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of December 31,
	2024	2023
Accrued compensation and benefits	$16,109	$15,347
Accrued restructuring costs	1,642	1,609
Accrued warranties	2,031	2,831
Professional and legal fees	1,105	2,851
Accrued interest	1,795	1,712
Taxes other than income	2,897	3,313
Other accrued liabilities	2,156	2,267
Total	$27,735	$29,930
Activity related to accrued warranties was as follows:

	Years ended December 31,
	2024	2023	2022
Balance, beginning of year	$2,831	$2,610	$1,880
Provision for warranty expense	3,196	3,986	3,715
Fulfillment of warranty obligations	(3,996)	(3,765)	(2,985)
Balance, end of year	$2,031	$2,831	$2,610

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
As of December 31, 2024, the Company had $20.0 million investments in U.S. Treasury Bills, with $10.0 million classified as Cash and cash equivalents and $10.0 million classified as Short-term investments on our consolidated balance sheets. Additionally, the Company also had $10.5 million investment in money market fund that was classified as Cash and cash equivalents on our consolidated balance sheets. At December 31, 2024, the fair value of these investments approximated its carrying amount. The fair value of the money market fund and the U.S. Treasury Bills is considered a Level 1 measurement.
The fair value of the Convertible Senior Notes due 2028 (the “Notes”) was determined based on the closing trading price of the Notes on December 31, 2024 and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	December 31, 2024
Assets	Level 1	Level 2	Level 3
Cash equivalents: Money market fund	$10,466	$—	$—
Cash equivalents: U.S. Treasury securities	9,999	—	—
Short-term investments: U.S. Treasury securities	9,999	—	—
Total	30,464	—	—
Liabilities		—
Convertible Senior Notes due 2028	$—	$72,540	$—

	December 31, 2023
Assets	Level 1	Level 2	Level 3
Cash equivalents: U.S. Treasury securities	$9,871	$—	$—
Short-term investments: U.S. Treasury securities	19,496	—	—
Total	29,367	—	—
Liabilities
Convertible Senior Notes due 2028	$—	$65,250	$—

11.    INCOME TAXES
Income (loss) before income tax expense consists of the following:

	Years ended December 31,
	2024	2023	2022
Domestic	$(22,298)	$(67,914)	$(37,875)
Foreign	21,364	13,852	16,224
Income (loss) before income taxes	$(934)	$(54,062)	$(21,651)
The components of the income tax expense for income taxes are as follows:

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$—	$(515)	$(1,329)
State	59	179	162
Foreign	4,237	2,269	3,860
Current income tax expense	$4,296	$1,933	$2,693
Deferred:
Federal	$1	$—	$2
State	6	10	(32)
Foreign	3,829	572	2,442
Deferred income tax expense	3,836	582	2,412
Income tax expense	$8,132	$2,515	$5,105

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to our actual income tax expense (benefit) are summarized below:

	Years ended December 31,
	2024	2023	2022
Tax expense at statutory rate	$(197)	$(11,353)	$(4,548)
State income taxes, net of federal benefit	(298)	(3,030)	(864)
Foreign tax rate difference	420	390	314
Change in valuation allowance	2,494	9,150	2,534
Prepaid tax on intercompany profit (1)	1,669	(564)	(150)
Impact of permanent differences of non-deductible cost	894	555	2,221
Withholding/other foreign taxes	406	798	165
Research and development credit	(545)	(608)	(273)
Impact of foreign source income and tax credits (1)	2,354	6,449	6,204
Foreign currency gain/loss	(1,264)	415	(468)
Provision to return adjustments & deferred adjustments	394	(1,691)	(245)
Change in enacted tax rates	—	(196)	(883)
Equity based compensation	1,712	2,089	1,144
Uncertain tax positions	92	109	(46)
Other	1	2	—
Income tax expense	$8,132	$2,515	$5,105
(1) Historical numbers were adjusted to be consistent with current year change in presentation.
The components of our net deferred income tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Net deferred income tax asset - Non-current
Warranty cost	$337	$381
Inventory reserve	1,050	1,676
Unearned service revenue	9,352	8,294
Employee stock options	1,610	5,102
Tax credits	8,016	6,133
Loss carryforwards	16,577	20,965
Depreciation	(128)	773
Other, net	3,039	—
Intangibles & goodwill	16,165	13,996
Lease liability	3,777	3,419
Total deferred tax assets	59,795	60,739
Valuation allowance	(48,603)	(46,515)
Total deferred tax assets net of valuation allowance	11,192	14,224
Net deferred income tax liability - Non-current
Other, net	—	(150)
Operating lease right-of-use asset	(3,120)	(2,433)
Total deferred tax liabilities	(3,120)	(2,583)
Net deferred tax assets	$8,072	$11,641

Our domestic entities had a net deferred tax liability in the amount of $0.5 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively. Our foreign entities had net deferred tax assets in the amount of $8.6 million and $12.1 million as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 we had U.S. federal and state net operating loss carryforwards of $13.2 million and $133.5 million, respectively. $13.0 million of our federal net operating losses carryforward indefinitely while a portion of our federal and state net operating loss carryforwards will begin to expire in 2029. We had interest expense limitation carryforwards of $3.7 million that will carryforward indefinitely. We also had federal and state R&D credits of $5.3 million and $0.4 million, respectively. The federal credits will begin to expire in 2037 and our state credits carryforward indefinitely. We had foreign tax credits of $2.3 million that will begin to expire in 2032. Foreign net operating losses are $42.4 million, the majority of which can be carried forward indefinitely.

At December 31, 2024, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $7.6 million and net operating losses of $7.7 million, the majority of which can be carried forward indefinitely. At December 31, 2023, our foreign subsidiaries had net deferred tax assets primarily relating to Intangibles of $8.5 million and net operating losses of $8.0 million, the majority of which can be carried forward indefinitely.

The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Management's evaluation begins with a jurisdictional review of cumulative gains or losses incurred over recent years. A significant piece of objective negative evidence exists when a jurisdiction has incurred cumulative losses over recent years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the positive and negative evidence for recoverability, we establish a valuation allowance against the net deferred tax assets of a taxing jurisdiction in which we operate unless it is “more likely than not” that we will recover such assets through the above means. We have valuation allowances of $48.6 million and $46.5 million for the years December 31, 2024 and 2023, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2024, 2023 and 2022 was a $2.1 million increase, $9.2 million increase and $2.1 million increase, respectively. The increase in the valuation allowance for the year ended December 31, 2024 primarily relates to the recording of valuation allowances against our net U.S. and Singapore deferred tax assets.

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

As of December 31, 2024, 2023 and 2022, our unrecognized tax benefits totaled $2.6 million, $2.5 million and $2.4 million, respectively, which are included in Income taxes payable and offsetting an associated deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2024	2023	2022
Balance at January 1	$2,523	$2,428	$1,664
Additions based on tax positions related to the current year	27	723	1,924
Additions for tax positions of prior years	52	—	—
Reductions for tax provisions of prior years	—	(177)	—
Lapse of statute of limitations	—	(451)	(1,160)
Balance at December 31	$2,602	$2,523	$2,428

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of December 31, 2024.

Jurisdiction	Open Years	Examination in Process
United States - Federal Income Tax	2021 - 2024	N/A
United States - various states	2020 - 2024	N/A
Germany	2013 - 2024	N/A
Switzerland	2022 - 2024	N/A
Singapore	2020 - 2024	N/A
India	2019 - 2024	2019 - 2023

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.6 million. We do not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to our financial position. We are subject to income taxes at the federal, state and foreign country level. Our tax returns are subject to examination at the U.S. state level and are subject to a three to four year statute of limitations, depending on the state.

12.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These purchases generally cover production requirements for 60 to 120 days as well as materials necessary to service customer units through the product lifecycle and for warranty commitments. As of December 31, 2024, we had approximately $23.0 million in purchase commitments that are expected to be delivered within the next 12 months. The Company’s long-term purchase commitments were immaterial as a result of the ongoing transition towards direct sourcing with Sanmina.
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
There were 6,594 options outstanding at December 31, 2024 under the 2014 Plan at exercise prices between $34.55 and $61.30. The options outstanding under the 2014 Plan have a 7-year term and generally vest over a 3-year period. There were no options outstanding at December 31, 2024 under the 2022 Plan.
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
Annually, upon approval by our Compensation Committee, we grant stock-based awards, which historically have been in the form of restricted stock units, to certain employees. We also have historically granted restricted stock units to certain new employees throughout the year. The fair value of these stock-based awards is determined by using (a) the average trading price of our common stock for the 30 days proceeding the grant date, in the case of restricted stock units without a market condition, or (b) the Monte Carlo Simulation valuation model in the case of market-based restricted stock units with a market condition.
For the stock-based awards granted in 2024, 2023 and 2022, the time-based restricted stock units vest in three equal annual installments beginning one year after the grant date. The performance-based restricted stock unit awards with the market condition vest at the end of the 3-year performance period if the applicable market-based measure is achieved. Stock-based compensation expense of performance-based restricted stock unit awards with the market condition will be recognized over the requisite service period, taking into account the probability that we will satisfy the performance measure. The market-based restricted stock units granted in 2024, 2023 and 2022 will be earned and will vest based upon our total shareholder return (“TSR”) relative to the TSR attained by companies within our defined benchmark group, the Russell 2000 Growth Index. Due to the TSR presence in these market-based restricted stock units, the fair value of these awards was determined using the Monte Carlo Simulation valuation model. We expense these market condition awards over the three-year vesting period regardless of the value the award recipients ultimately receive.
The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The weighted-average grant-date fair value of the market-based restricted stock units that were granted during 2024, 2023 and 2022 valued using the Monte Carlo Simulation valuation model was $33.00, $23.89 and $68.62, respectively. For market-based restricted stock units granted during 2024, 2023 and 2022 valued using the Monte Carlo Simulation valuation model, we used the following assumptions:

	Year ended December 31
	2024	2023	2022
Risk-free interest rate	4.3%	4.5%	2.0%
Expected dividend yield	—%	—%	—%
Term	3 years	2.97 years	3 years
Expected volatility	58.8%	56.3%	42.5%

Historical information was the primary basis for the selection of the expected dividend yield and expected volatility. The risk-free interest rate was based on the yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the term of the award being valued.
A summary of stock option activity and weighted average exercise prices follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2024
Outstanding at January 1, 2024	10,501	$51.58
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(3,907)	35.44
Outstanding at December 31, 2024	6,594	$61.14	0.21	$—
Options exercisable at December 31, 2024	6,594	$61.14	0.21	$235,956
As no stock options were exercised during the year ended December 31, 2024 and 2023, the aggregate intrinsic value of stock options exercised was zero. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $3.0 million. No stock options vested during the year ended December 31, 2024 and 2023.

The following table summarizes the restricted stock and restricted stock unit activity and weighted-average grant date fair values for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	1,457,418	$32.06
Granted	830,880	23.62
Forfeited	(416,183)	40.95
Vested	(592,761)	28.53
Non-vested at December 31, 2024	1,279,354	$25.40
We recorded total stock-based compensation expense associated with our stock incentive plans of $11.7 million, $17.8 million and $13.3 million in 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $19.5 million in total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted-average period of 1.87 years.
The following table summarizes total stock-based compensation expense for each of the line items on our consolidated statement of operations:

	Years ended December 31,
	2024	2023	2022
Cost of Sales
Product	$1,080	$1,150	$889
Service	388	185	161
Total cost of sales	1,468	1,335	1,050
Operating Expenses
Selling, general and administrative	8,343	14,198	9,656
Research and development	1,878	2,300	2,611
Total operating expenses	10,221	16,498	12,267
Total stock-based compensation	$11,689	$17,833	$13,317

14.    LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by also considering the impact of potential common stock on both net loss and the weighted average number of shares outstanding. Our potential common stock consists of employee stock options, time-based restricted stock units, market-based restricted stock unit awards, and common stock issued for settlement of the Notes (as defined in Note 20 to the consolidated financial statements). Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.

The Company had $72.0 million aggregate principal amount of the Notes outstanding on December 31, 2024, which, if converted, would result in the issuance of a maximum of 2,039,659 shares of common stock. These shares were excluded from the dilutive calculations, as their effect would have been anti-dilutive.
A reconciliation of the number of common shares used in the calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(9,066)	$(56,577)	$(26,756)
Denominator:
Weighted average shares - Basic	19,151,551	18,917,778	18,318,191
Weighted average shares - Diluted	19,151,551	18,917,778	18,318,191
Net loss per share - Basic	$(0.47)	$(2.99)	$(1.46)
Net loss per share - Diluted	$(0.47)	$(2.99)	$(1.46)
Securities excluded from the determination of weighted average shares for the calculation of diluted earnings per share, as they were potentially antidilutive	1,285,948	1,467,919	600,602

15.    EMPLOYEE RETIREMENT BENEFIT PLAN
We maintain a 401(k) defined contribution retirement plan for our eligible U.S. employees. Costs charged to operations in connection with the 401(k) plan during 2024, 2023 and 2022 aggregated to $1.9 million, $1.9 million, and $1.9 million, respectively.

16.    SEGMENT AND GEOGRAPHIC INFORMATION
Our executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development and general and administrative, and resources. We report as one reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection and statistical process control software and 3D documentation systems. Our CEO, who is our Chief Operating Decision Maker (“CODM”) assesses performance of our reporting segment and decides how to allocate resources based on consolidated net income (loss) that is also reported on the consolidated statement of operations as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CEO uses consolidated net income (loss) to evaluate income (loss) generated from segment assets in deciding whether to reinvest profits into the segment. We do not have separate business units or segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety. These activities represent more than 99% of consolidated sales.

	For the Years Ended December 31,
	2024	2023	2022
Sales	$342,427	$358,831	$345,765
Cost of sales	155,274	193,832	170,002
Gross profit	187,153	164,999	175,763
Segment expenses
Employee compensation	116,828	125,316	125,791
Stock compensation	10,221	16,498	12,267
Restructuring costs	3,184	15,393	4,614
Depreciation & amortization	8,012	8,881	7,766
Interest expense (income)	3,551	3,348	(36)
Other (income) expense, net	712	1,178	(3,236)
Income tax expense	8,132	2,515	5,105
Facilities	7,389	8,202	9,823
Technology services and infrastructure	14,291	14,316	12,970
Travel	8,646	8,856	9,471
Other segment expenses (1)	15,253	17,073	17,984
Segment net loss	(9,066)	(56,577)	(26,756)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(9,066)	$(56,577)	$(26,756)
(1) Other segment expenses primarily consist of consulting and audit fees, trade show cost, marketing spend and legal fees.

Geographical information
Total sales to external customers is based upon the geographic location of the customer.

	For the Years Ended December 31,
	2024	2023	2022
Total sales to external customers
United States and Canada	$141,191	$148,642	$137,190
Americas-Other	17,120	18,627	17,233
Germany	45,915	47,954	41,485
EMEA-Other	62,503	60,344	56,688
Japan	21,726	21,099	21,661
China	26,850	34,423	43,108
Asia-Other	27,122	27,742	28,400
	$342,427	$358,831	$345,765

Long-lived assets consist primarily of property, plant, and equipment, goodwill, and intangible assets, and are attributed to the geographic area in which they are located or originated, as applicable.

	As of December 31,
	2024	2023	2022
Long-Lived Assets
United States	$88,690	$92,861	$89,424
Americas-Other	8,011	8,820	8,800
Germany	21,556	21,561	22,055
EMEA-Other	49,718	54,091	53,656
Japan	261	350	617
Asia-Other	1,219	923	1,301
	$169,455	$178,606	$175,853
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
While we have lease agreements with lease and non-lease components, we account for the lease and non-lease components as a single lease component.
The components of lease expense were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$5,941	$6,621	$7,212
Finance lease cost:
Amortization of ROU assets	122	102	113
Interest on lease liabilities	10	16	18
Total finance lease cost	$132	$118	$131

We recognize lease payments made for short-term leases where terms are 12 months or less as the payments are incurred. Our short-term lease cost for each of the year ended December 31, 2024, 2023 and 2022 was $0.1 million. Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use asset	$15,880	$12,231

Current operating lease liability	4,474	5,434
Operating lease liability - less current portion	14,056	10,837
Total operating lease liability	18,530	16,271

Finance leases:
Property and equipment, at cost	1,026	1,722
Accumulated depreciation	(997)	(1,547)
Property and equipment, net	29	175

Current finance lease liability	67	108
Finance lease liability - less current portion	91	112
Total finance lease liability	$158	$220

Weighted Average Remaining Lease Term (in years):
Operating leases	5.12	4.57
Finance leases	2.83	2.40

Weighted Average Discount Rate:
Operating leases	5.69%	5.71%
Finance leases	5.02%	5.02%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,937	$7,288	$7,513
Operating cash flows from finance leases	10	16	18
Financing cash flows from finance leases	155	216	220

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,361	$1,298	$1,792

Maturities of lease liabilities are as follows:

Years Ending December 31,	Operating leases	Finance leases
2025	$5,308	$74
2026	4,179	50
2027	3,255	25
2028	2,958	16
2029	2,668	5
Thereafter	3,054	—
Total lease payments	21,422	170
Less imputed interest	(2,892)	(12)
Total	$18,530	$158

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

19.    RESTRUCTURING
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings. In conjunction with the Restructuring Plan, on July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”). Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million, which include expenses to be paid in cash of $3.0 million, primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million, consisting of the impairment of assets. We paid $6.4 million for the year ended December 31, 2022, primarily consisting of severance and related benefits.
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

In 2023, we completed an evaluation of our leased facilities located in Lake Mary, Florida, Stuttgart and Dresden, Germany, Portugal and Singapore and determined that we would abandon portions of these facilities. Consequently, we recorded right-of-use asset and leasehold improvement impairment charges of $4.0 million, which was included in restructuring costs on the consolidated statements of operations. Additionally, we recorded $1.4 million in asset impairment charges to fully expense the net book value of certain software assets. As part of the Integration Plan, we also evaluated our product portfolio and decided to discontinue certain legacy products. As of December 31, 2024, in relation with the Integration Plan, we incurred total restructuring charges of $26.7 million, and have made cash payments of $10.4 million. Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete.
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina Corporation, and the continued optimization of our facilities assets to align with current and expected future utilization. As a result, we expect to incur potentially $6 million to $9 million in pre-tax charges, primarily in the fourth quarter of 2024 and first half of 2025, comprised primarily of $5 million to $8 million of one-time severance and other employee-related termination benefits. By December 31, 2024, we have recorded $2.6 million in employee severance costs associated with the 2024 Restructuring Plans. Additionally, we paid $1.8 million primarily consisting of severance and related benefits.
Activity related to the accrued restructuring and integration charge and cash payments during the year ended December 31, 2024, 2023 and 2022 was as follows:

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2023	$1,489	$120	$1,609
Additions charged to expense	2,893	291	3,184
Cash payments	(2,860)	(291)	(3,151)
Balance at December 31, 2024	$1,522	$120	$1,642

Balance at December 31, 2022	$318	$210	$528
Additions charged to expense	9,448	303	9,751
Cash payments	(8,277)	(393)	(8,670)
Balance at December 31, 2023	$1,489	$120	$1,609

Balance at December 31, 2021	$3,442	$477	$3,919
Additions charged to expense	1,643	1,330	2,973
Cash payments	(4,767)	(1,597)	(6,364)
Balance at December 31, 2022	$318	$210	$528

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

The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the year ended December 31, 2024, the conditions allowing holders of the 2025 Notes to convert have not been met. The Notes are therefore not convertible as of December 31, 2024 and are classified in long term liabilities in the consolidated balance sheets.
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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on December 31, 2024. The Company is in compliance with all covenants under the indenture governing the Notes as of December 31, 2024.
The net carrying amount of the Notes was as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Principal	$72,000	$75,000
Unamortized discount and issuance costs	(1,733)	(2,240)
Net carrying amount	$70,267	$72,760

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended
	December 31, 2024	December 31, 2023
Contractual interest expense	$4,544	$4,315
Amortization of discount and issuance costs	507	433
Total interest expense related to the Notes	$5,051	$4,748

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In connection with this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than the remediation measures described below, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in the 2013 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements and internal control over financial reporting, has issued an attestation report on our internal control over financial reporting as of December 31, 2024.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, our management identified a material weakness related to information technology general controls (“ITGCs”) in the area of user access over certain IT systems that support the Company’s financial reporting process. The material weakness noted by management specifically related to our design and maintenance of effective user access controls that consistently and adequately detect and monitor the use of user accounts with elevated access to ensure that those accounts were being used by appropriate personnel and only authorized activities were performed. Additionally, deficiencies across multiple systems were identified related to the provisioning of access, deprovisioning of access, and the monitoring and restriction of access with identified segregation of duties conflicts. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge of certain individuals with IT expertise, which led to issues resulting from changes in IT personnel; insufficient knowledge and training of IT personnel on the importance of ITGCs; and risk-assessment processes inadequate to identify and assess the implementation of new IT systems and assess changes in IT environments that could impact internal control over financial reporting. Although this control deficiency did not result in any identified material misstatements to our previously filed financial statements, the aforementioned material weakness could result in a material misstatement to the Company’s financial statements that would not be prevented or detected on a timely basis.
Management has implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions included:
•hired new and reassigning existing information technology leadership with public company experience to enhance public company information technology services and solutions;
•formalized certain roles and review responsibilities within key financial applications, including ensuring appropriate segregation of duties;
•revised user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial information technology applications to appropriate Company personnel;
•designed information technology operation controls to ensure critical jobs were monitored and privileges were appropriately granted;
•implemented a more robust logging and monitoring procedures to track user activities and system changes, designed to allow for better visibility into user access and detect any unauthorized or suspicious activities;
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
Based on the actions taken, management determined that our newly designed and enhanced controls were in place and operated effectively for a sufficient period of time to enable us to conclude that the material weakness was remediated as of December 31, 2024.
FARO Technologies, Inc.
Lake Mary, Florida
February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
FARO Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of FARO Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 24, 2025 expressed an unqualified opinion on those financial statements.

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
February 24, 2025

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders.

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
(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Provided Herewith

2.1**	Quota Purchase Agreement, by and among FARO FNH Netherlands Holdings B.V., Opto-Tech SRL, and the Other Parties Listed on the Signature Pages Hereto, dated as of July 13, 2018	8-K	2.1	July 19, 2018

3.1	Amended and Restated Articles of Incorporation of FARO Technologies, Inc.	S-1/A	3.1	September 10, 1997

3.2	Amended and Restated Bylaws of FARO Technologies, Inc.	8-K	3.1	May 30, 2023
4.1	Specimen of the Company’s Stock Certificate	S-1/A	4.1	September 10, 1997

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.2	February 16, 2022

4.3	Indenture, dated as of January 24, 2023, between FARO Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	January 24, 2023

4.4	Form of 5.50% Convertible Senior Notes due 2028 (Included as Exhibit A to the Indenture Filed as Exhibit 4.3 to this Form 10-K)	8-K	4.1, Exhibit A	January 24, 2023

10.1*	FARO Technologies, Inc., 2009 Equity Incentive Plan (Filed as Appendix A to Registrant’s Definitive Proxy Statement)	Proxy Statement, Schedule 14A	Appendix A	April 15, 2009

10.2*	First Amendment to the FARO Technologies, Inc. 2009 Equity Incentive Plan	8-K	10.1	April 15, 2011

10.3*	FARO Technologies, Inc. 2014 Incentive Plan	8-K	10.1	June 3, 2014

10.4*	FARO Technologies, Inc. 2014 Incentive Plan (as amended May 11, 2018)	8-K	10.1	May 15, 2018

10.5*	FARO Technologies, Inc.2022 Equity Incentive Plan and forms of agreement thereunder	10-Q	4.2	August 3, 2022

10.6*	2022 Equity Incentive Plan, as amended	8-K	10.1	May 30, 2023

10.7*	Summary of Director Compensation Program (Effective July 1, 2021)	10-Q	10.2	October 27, 2021

10.8	Form of Intellectual Property and Confidentiality Agreement between the Company and new employees	10-K	10.8	February 29, 2016

10.9*	FARO Technologies 2009 Equity Incentive Plan, Incentive Stock Option Award Agreement	10-K	10.10	February 29, 2016

10.10*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Grant	10-K	10.12	February 29, 2016

10.11*	FARO Technologies, Inc. 2014 Incentive Plan, Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	10.13	February 29, 2016

10.12*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Unit Award Agreement	10-Q	10.4	August 2, 2016

10.13*	FARO Technologies 2014 Incentive Plan, Form of Time-Based Nonqualified Stock Option Award Agreement	10-K	10.15	February 24, 2017

10.14*	FARO Technologies, Inc. 2014 Incentive Plan, Restricted Stock Award Agreement	10-K	10.14	February 21, 2018

10.15*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement	10-Q	10.5	May 1, 2019

10.16*	FARO Technologies, Inc. 2014 Incentive Plan, form of 2019 Restricted Stock Unit Award Agreement (Performance-Based)	10-Q	10.6	May 1, 2019

10.17*	Amendment to 2019 Performance-Based Restricted Stock Unit Award Agreement	10-K	10.15	February 19, 2020

10.18*	Offer of Employment Letter between FARO Technologies, Inc. and Allen Muhich, dated as of July 15, 2019	8-K	10.1	July 16, 2019

10.19*	FARO Technologies, Inc. Key Executive Change in Control and Severance Plan, dated as of October 25, 2022	10-Q	10.1	November 2, 2022

10.20*	2018 Non-Employee Director Deferred Compensation Plan, as amended	10-K	10.2	February 15, 2023

10.21*	Form of Deferred Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	10.25	February 21, 2019

10.22*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan and the 2018 Non-Employee Director Deferred Compensation Plan	10-K	10.26	February 21, 2019

10.23*	Form of Director Indemnification Agreement	8-K	10.1	October 28, 2020

10.24*	Form of Officer Indemnification Agreement	8-K	10.2	October 28, 2020

10.25	Manufacturing Services Agreement by and Between FARO Technologies, Inc. and Sanmina corporation dated as of July 15, 2021	10-Q	10.3	October 27, 2021

10.26*	Transition and Retirement Agreement, dated as of May 12, 2023, by and between Michael Burger and FARO Technologies, Inc.	8-K/A	10.1	May 18, 2023

10.27*	Offer Letter between FARO Technologies, Inc. and Peter J. Lau	8-K	10.1	June 29, 2023

10.28*	Promotion Letter between FARO Technologies, Inc. and Matthew Horwath	8-K	10.1	January 16, 2024

10.29*	Transition and Separation Agreement between FARO Technologies, Inc. and Allen Muhich	8-K	10.2	January 16, 2024

10.30*	Offer Letter between FARO Technologies, Inc. and Phillipe Delnick				X

10.31*	FARO Technologies, Inc. 2022 Equity Incentive Plan, Amended Forms of agreement thereunder				X

19.1	FARO Technologies, Inc. Insider Trading Policy				X

21.1	FARO Technologies, Inc. List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).				X

31-A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31-B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32-A	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32-B	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	FARO Technologies, Inc. Compensation Recovery Policy	10-K	97.1	February 28, 2024

99.1	Properties				X

101
The following information from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements; and (vii) the information included in Part II, Item 9B(b).
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

FARO TECHNOLOGIES, INC.

Date:	February 24, 2025	By:	/s/ Matthew Horwath
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

Signature	Title	Date

/s/ Peter Lau	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2025
Peter Lau

/s/ Matthew Horwath	SVP & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2025
Matthew Horwath

/s/ Yuval Wasserman	Chairman	February 24, 2025
Yuval Wasserman

/s/ John Donofrio	Director	February 24, 2025
John Donofrio

/s/ Jeroen van Rotterdam	Director	February 24, 2025
Jeroen van Rotterdam

/s/ Alex Davern	Director	February 24, 2025
Alex Davern

/s/ Moonhie Chin	Director	February 24, 2025
Moonhie Chin

/s/ Rajani Ramanathan	Director	February 24, 2025
Rajani Ramanathan