Form 10-Q
period 2025-03-31
FARO TECHNOLOGIES INC
filed 2025-04-24
CIK 917491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No  ☒

There were 19,226,240 shares of the registrant’s common stock outstanding as of April 21, 2025.

FARO TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$92,445	$88,703
Short-term investments	10,189	9,999
Accounts receivable, net	85,669	87,022
Inventories, net	33,272	32,121
Prepaid expenses and other current assets	33,610	30,326
Total current assets	255,185	248,171
Non-current assets:
Property, plant and equipment, net	18,777	18,767
Operating lease right-of-use assets	19,196	15,880
Goodwill	108,664	106,555
Intangible assets, net	43,459	44,133
Service and sales demonstration inventory, net	23,265	22,760
Deferred income tax assets, net	23,090	23,005
Other long-term assets	3,393	3,734
Total assets	$495,029	$483,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,346	$27,336
Accrued liabilities	25,121	27,735
Income taxes payable	7,937	6,736
Current portion of unearned service revenues	41,763	41,590
Customer deposits	4,633	4,989
Lease liabilities	4,784	4,474
Total current liabilities	110,584	112,860
Loan - 5.50% Convertible Senior Notes	70,378	70,267
Unearned service revenues - less current portion	19,962	19,886
Lease liabilities - less current portion	16,902	14,056
Deferred income tax liabilities	15,478	14,809
Income taxes payable - less current portion	1,530	1,485
Other long-term liabilities	28	32
Total liabilities	234,862	233,395
Commitments and contingencies - See Note 13
Shareholders’ equity:
Common stock - par value $0.001, 50,000,000 shares authorized; 21,187,604 and 20,916,723 issued, respectively; 19,225,837 and 18,954,956 outstanding, respectively	20	20
Additional paid-in capital	361,891	358,133
Retained earnings	(17,949)	(18,855)
Accumulated other comprehensive loss	(43,126)	(49,019)
Common stock in treasury, at cost - 1,961,767 and 1,961,767 shares held, respectively	(40,669)	(40,669)
Total shareholders’ equity	260,167	249,610
Total liabilities and shareholders’ equity	$495,029	$483,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Sales
Product	$62,975	$63,536
Service	19,888	20,708
Total sales	82,863	84,244
Cost of sales
Product	26,153	30,452
Service	9,473	10,485
Total cost of sales	35,626	40,937
Gross profit	47,237	43,307
Operating expenses
Selling, general and administrative	33,818	39,593
Research and development	9,485	9,024
Restructuring costs	120	—
Total operating expenses	43,423	48,617
Income (loss) from operations	3,814	(5,310)
Other (income) expense
Interest expense, net	888	831
Other (income) expense, net	467	25
Income (loss) before income tax	2,459	(6,166)
Income tax expense	1,553	1,101
Net income (loss)	$906	$(7,267)
Net income (loss) per share - Basic	$0.05	$(0.38)
Net income (loss) per share - Diluted	$0.05	$(0.38)
Weighted average shares - Basic	19,052,385	19,046,855
Weighted average shares - Diluted	19,732,364	19,046,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$906	$(7,267)
Currency translation adjustments, net of income taxes	5,893	(3,898)
Comprehensive income (loss)	$6,799	$(11,165)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from:
Operating activities:
Net income (loss)	$906	$(7,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,212	3,621
Stock-based compensation	3,758	4,539
Deferred income tax (benefit) and other non-cash charges	114	(805)
Provision for excess and obsolete inventory	46	152
Amortization of debt discount and issuance costs	111	112
Loss on disposal of assets	448	96
(Reversal of) provisions for bad debts	(21)	300
Change in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,305	1,405
Inventories	153	1,957
Prepaid expenses and other current assets	(2,973)	5,587
(Decrease) Increase in:
Accounts payable and accrued liabilities	(4,541)	(5,721)
Income taxes payable	1,131	783
Customer deposits	(455)	819
Unearned service revenues	(1,013)	1,282
Other liabilities	(150)	(285)
Net cash provided by operating activities	5,031	6,575
Investing activities:
Purchases of property and equipment	(1,342)	(1,323)
Cash paid for technology development, patents and licenses	(1,452)	(1,442)
Net cash provided by (used in) investing activities	(2,794)	(2,765)
Financing activities:
Payments on finance leases	(14)	(40)
Net cash used in financing activities	(14)	(40)
Effect of exchange rate changes on cash and cash equivalents	1,519	(1,039)
Increase in cash and cash equivalents	3,742	2,731
Cash and cash equivalents, beginning of period	88,703	76,787
Cash and cash equivalents, end of period	$92,445	$79,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2025	18,954,956	$20	$358,133	$(18,855)	$(49,019)	$(40,669)	$249,610
Net income	—	—	—	906	—	—	906
Currency translation adjustment	—	—	—	—	5,893	—	5,893
Stock-based compensation	—	—	3,758	—	—	—	3,758
Common stock issued, net of shares withheld for employee taxes	270,881	—	—	—	—	—	—
BALANCE MARCH 31, 2025	19,225,837	$20	$361,891	$(17,949)	$(43,126)	$(40,669)	$260,167

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Common Stock in Treasury
	Common Stock			Retained Earnings
(in thousands, except share data)	Shares	Amounts					Total
BALANCE JANUARY 1, 2024	18,968,798	$20	$346,277	$(9,789)	$(37,247)	$(30,655)	$268,606
Net loss	—	—	—	(7,267)	—	—	(7,267)
Currency translation adjustment	—	—	—	—	(3,898)	—	(3,898)
Stock-based compensation	—	—	4,539	—	—	—	4,539
Common stock issued, net of shares withheld for employee taxes	236,563	—	—	—	—	—	—
BALANCE MARCH 31, 2024	19,205,361	$20	$350,816	$(17,056)	$(41,145)	$(30,655)	$261,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

FARO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data, or as otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS
FARO Technologies, Inc. and its subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”) is a global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional (“3D”) measurement, imaging, and realization solutions for the manufacturing, architecture, engineering and construction (“AEC”), operations and maintenance (“O&M”) and public safety analytics markets. We enable our customers to capture, measure, manipulate, interact with and share 4D, 3D and 2D data from the physical world in a virtual environment and then translate this information back into the physical domain. Our broad technology set provides customers with a wide selection of 3D capture technologies that range from ultra-high accuracy laser-scanner-based technology to lower accuracy, photogrammetry-based technology. Our suite of 3D products and software solutions are used for inspection of components and assemblies, rapid prototyping, reverse engineering, documenting large volume or structures in 3D, surveying and construction, construction management, assembly layout, machine guidance as well as in investigation and reconstructions of crash and crime scenes. We sell the majority of our solutions through a direct sales force, augmented by sales through indirect channels across a range of sectors including manufacturing, surveying, architecture, engineering and construction, public safety forensics and other industries.

NOTE 2 – PRINCIPLES OF CONSOLIDATION
Our condensed consolidated financial statements include the accounts of FARO Technologies, Inc. and its wholly owned subsidiaries (collectively “FARO,” the “Company,” “us,” “we” or “our”). All intercompany transactions and balances have been eliminated. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are reflected as a separate component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are included in net income (loss).
NOTE 3 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include all normal recurring accruals and adjustments considered necessary by management for a fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025, or any future period.
The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accompanying December 31, 2024 condensed consolidated balance sheet has been derived from those audited consolidated financial statements.

Stock-based compensation expense is allocated to the applicable departmental cost in our condensed consolidated financial statements. The following table summarizes total stock-based compensation expense for each of the line items on our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Cost of sales
Product	$291	$276
Service	114	54
Total cost of sales	405	330

Operating expenses
Selling, general and administrative	2,725	3,942
Research and development	628	267
Total operating expenses	3,353	4,209
Total stock-based compensation	$3,758	$4,539
NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Impact of Recently Adopted Accounting Standards
In November 2023, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under Accounting Standards Codification 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company adopted this ASU during the year ended December 31, 2024. See Note 16, "Segment Information" for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosure.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures.
NOTE 5 – REVENUES
The following tables present our revenues by sales type as presented in our condensed consolidated statements of operations disaggregated by the timing of transfer of goods or services (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales
Product transferred to customers at a point in time	$56,781	$57,774
Product transferred to customers over time	6,194	5,762
Total product sales	$62,975	$63,536

	Three Months Ended March 31,
	2025	2024
Service sales
Service transferred to customers at a point in time	$8,783	$9,753
Service transferred to customers over time	11,105	10,955
Total service sales	$19,888	$20,708

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands):

	Three Months Ended March 31,
	2025	2024
Total sales to external customers
Americas (1)	$36,008	$37,228
EMEA (1)	25,108	25,435
APAC (1)	21,747	21,581
	$82,863	$84,244

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
We capitalize commission expenses related to deliverables transferred to a customer over time and amortize such costs ratably over the term of the contract. As of March 31, 2025, the deferred cost asset related to deferred commissions was approximately $3.7 million. For classification purposes, $2.8 million and $0.9 million are comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of March 31, 2025. As of December 31, 2024, the deferred cost asset related to deferred commissions was approximately $4.0 million. For classification purposes, $3.1 million and $0.9 million were comprised within the Prepaid expenses and other current assets and Other long-term assets, respectively, on our condensed consolidated balance sheet as of December 31, 2024.

The unearned service revenue liabilities reported on our condensed consolidated balance sheets reflect the contract liabilities to satisfy the remaining performance obligations for extended warranties, subscription-based software and software maintenance. The current portion of unearned service revenues on our condensed consolidated balance sheets is what we expect to recognize as revenue within twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. The unearned service revenues less the current portion on our condensed consolidated balance sheets is what we expect to recognize as revenue extending beyond twelve months after the applicable balance sheet date relating to extended warranties, subscription-based software and software maintenance contract liabilities. Customer deposits on our condensed consolidated balance sheets represent customer prepayments on contracts for performance obligations that we must satisfy in the future to recognize the related contract revenue. These amounts are generally related to performance obligations which are delivered in less than 12 months. The following table presents revenue recognized from deferred revenue on our consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands).

	December 31, 2024	December 31, 2023
Deferred revenue recognized	$13,820	$12,145
The following table presents revenue recognized from invoicing activity where performance obligations have been satisfied within the quarter for overtime deliverables for the three months ended March 31, 2025 and 2024 (in thousands).

	March 31, 2025	March 31, 2024
Revenue recognized from invoicing activity	$1,045	$1,721
The nature of certain of our contracts gives rise to variable consideration, primarily related to an allowance for sales returns. We are required to estimate the contract asset related to sales returns and record a corresponding adjustment to Cost of sales. Our allowance for sales returns for each of March 31, 2025 and December 31, 2024 was less than $0.1 million.
Shipping and handling fees billed to customers in a sales transaction are recorded in Product Sales and shipping and handling costs incurred are recorded in Cost of sales. We exclude from Sales any value-added sales and other taxes that we collect concurrently with revenue-producing activities.
NOTE 6 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accounts receivable	$89,305	$90,692
Allowance for credit losses	(3,636)	(3,670)
Total	$85,669	$87,022

Activity related to the allowance for credit losses was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance of the allowance for credit losses	$3,670	$3,167
Current period (recovery) provision for expected credit losses, net of recoveries	(21)	300
Charge-offs of amounts previously expensed	(13)	(129)
Ending balance of the allowance for credit losses	$3,636	$3,338
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
Inventories consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Raw materials	$14,107	$15,971
Finished goods	19,165	16,150
Inventories, net	33,272	32,121
Service and sales demonstration inventory, net	$23,265	$22,760

NOTE 8 – INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	As of March 31, 2025
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$24,059	$19,102	$4,957
Patents and trademarks	17,148	10,361	6,787
Customer relationships	25,237	9,105	16,132
Other	30,621	15,038	15,583
Total	$97,065	$53,606	$43,459

	As of December 31, 2024
	Carrying Value	Accumulated Amortization	Net Intangible
Amortizable intangible assets:
Product technology	$23,645	$18,134	$5,511
Patents and trademarks	17,298	10,246	7,052
Customer relationships	24,597	8,548	16,049
Other	29,449	13,928	15,521
Total	$94,989	$50,856	$44,133

Amortization expense, was $2.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 9 – EARNINGS (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by also considering the impact of potential common stock on both net income (loss) and the weighted average number of shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding time-based and market-based restricted stock units, using the treasury stock method, and the effect of our convertible debt using the if-converted method. Our potential common stock is included in the diluted earnings per share calculation when adding such potential common stock would not be anti-dilutive. Market-based awards are included in the computation of diluted earnings per share only to the extent that the underlying conditions (and any applicable market condition) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. When we report a net loss for the period presented, the calculation of diluted net loss per share excludes our potential common stock, as the effect would be anti-dilutive.

The outstanding convertible notes were excluded from the computation of diluted earnings per share for the periods presented because the conversion price exceeded the average market price of the common stock, rendering the convertible notes nonconvertible.
A reconciliation of the number of common shares used in the calculation of basic and diluted net income (loss) per share per share is presented as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$906	$(7,267)
Denominator:
Weighted average shares - Basic	19,052	19,047
Dilutive RSUs	680	—
Weighted average shares - Diluted	19,732	19,047
Net income (loss) per share - Basic	$0.05	$(0.38)
Net income (loss) per share - Diluted	$0.05	$(0.38)
NOTE 10 – ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued compensation and benefits	$14,084	$16,109
Accrued restructuring costs	1,037	1,642
Accrued warranties	2,476	2,031
Professional and legal fees	1,741	1,105
Accrued interest	846	1,795
Taxes other than income	3,302	2,897
Other accrued liabilities	1,635	2,156
Total accrued liabilities	$25,121	$27,735

Activity related to accrued warranties was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$2,031	$2,831
Provision for warranty expense	788	837
Fulfillment of warranty obligations	(343)	(997)
Balance, end of period	$2,476	$2,671

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
As of March 31, 2025, the carrying amount of investments in U.S. Treasury Bills was $25.2 million. The Company had $15.0 million classified as Cash and cash equivalents and $10.2 million classified as Short-term investments on our consolidated balance sheets. Additionally, the Company also had the carrying amount of $5.2 million in money market funds that were classified as Cash and cash equivalents on our condensed consolidated balance sheets. At March 31, 2025, the fair value of these investments approximated its carrying amount. The fair value of the money market fund and the U.S. Treasury Bills is considered a Level 1 measurement.
The fair value of our convertible notes was determined based on the closing trading price of our convertible notes on March 31, 2025 and was primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of our convertible notes is considered a Level 2 measurement as they are not actively traded.
Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	As of March 31, 2025
Assets	Level 1	Level 2
Cash equivalents: Money market fund	$5,217	—
Cash equivalents: U.S. Treasury securities	15,134	—
Short-term investments: U.S. Treasury securities	10,190	—
Total	$30,541	—
Liabilities
Convertible Senior Notes due 2028	—	$75,240

	As of December 31, 2024
Assets	Level 1	Level 2
Cash equivalents: Money market fund	$10,466	—
Cash equivalents: U.S. Treasury securities	9,999	—
Short-term investments: U.S. Treasury securities	9,999	—
Total	$30,464	—
Liabilities
Convertible Senior Notes due 2028	—	$72,540

NOTE 12 – RESTRUCTURING
On February 14, 2020, our Board of Directors approved a global restructuring plan (the “Restructuring Plan”) to improve operating performance and help ensure that we are appropriately structured and resourced to deliver sustainable value to our shareholders and customers. Key activities under the Restructuring Plan have targeted and achieved approximately $40 million in annualized savings. In conjunction with the Restructuring Plan, on July 15, 2021, we entered into a manufacturing services agreement (the “Agreement”) with Sanmina Corporation (“Sanmina”). Under the Agreement, Sanmina provides manufacturing services for the Company’s measurement device products previously manufactured by the Company at the Company’s Lake Mary, Florida, Exton, Pennsylvania, Stuttgart, Germany and Portugal manufacturing sites. This phased transition to a Sanmina production facility was completed at the beginning of the third quarter of 2022 as part of our cost reduction initiative. As a result of an evaluation on the usage of our manufacturing spaces, we decided to abandon 17,000 square feet of unused space at our Exton, Pennsylvania facility in the third quarter of 2022. In connection with the Restructuring Plan, we recorded a total pre-tax charge of approximately $4.6 million, which includes expenses to be paid in cash of $3.0 million, primarily consisting of severance and related benefits, professional fees and other related charges and a non-cash expense of $1.6 million, consisting of the impairment of assets. We paid $6.4 million for the year ended December 31, 2022, primarily consisting of severance and related benefits.
On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”) to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization.
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
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina, and the continued optimization of our facilities assets to align with current and expected future utilization. As a result, we expect to incur potentially $6 million to $9 million in pre-tax charges, primarily in the fourth quarter of 2024 and first half of 2025, comprised primarily of $5 million to $8 million of one-time severance and other employee-related termination benefits. As of March 31, 2025, in relation with the 2024 Restructuring Plan, we have incurred total restructuring charges of $2.7 million, and have made cash payments of $2.2 million.
In the first quarter of 2025, we recognized $0.1 million in employee severance, other professional costs and asset write offs associated with the 2024 Restructuring Plan, and paid $0.7 million primarily consisting of severance and related benefits. In the first quarter of 2024, we did not incur costs relating to the Integration Plan, as substantially all of our planned activities under the Restructuring Plan and Integration Plan are complete. We paid $0.4 million for the three months ended March 31, 2024, primarily consisting of severance and related benefits associated with the Integration Plan.
Activity related to the accrued restructuring charges for the 2024 Restructuring Plan and the Integration Plan, and cash payments during the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2024	$1,522	$120	$1,642
Additions charged to expense	86	—	86
Cash payments	(638)	(53)	(691)
Balance at March 31, 2025	$970	$67	$1,037

	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2023	$1,489	$120	$1,609
Additions charged to expense	—	—	—
Cash payments	(403)	—	(403)
Balance at March 31, 2024	$1,086	$120	$1,206

Substantially all of our planned activities under the Restructuring Plan and the Integration Plan are complete. We expect the 2024 Restructuring Plan actions to be completed by the end of 2025.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments — We enter into purchase commitments for products and services in the ordinary course of business. These commitments typically support production requirements, materials needed to service customer units throughout the product lifecycle, warranty-related obligations and software subscriptions. As of March 31, 2025, we had approximately $19.4 million in outstanding purchase commitments, primarily related to production materials. These commitments are generally non-cancelable and are expected to be primarily fulfilled within the next 12 months. We do not expect these obligations to have a material adverse effect on our liquidity or financial condition.
Future lease payment amounts for operating and finance are as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases
2025 (excluding the first 3 months)	$4,106	$45
2026	4,572	46
2027	3,721	27
2028	3,391	17
2029	3,100	5
Thereafter	8,230	—
Total lease payments	27,120	140
Less imputed interest	(5,434)	(10)
Total	$21,686	$130
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
NOTE 14 – INCOME TAXES
For the three months ended March 31, 2025, we recorded an income tax expense of $1.6 million compared with $1.1 million for the three months ended March 31, 2024. Our effective tax rate was 63.2% for the three months ended March 31, 2025, compared with 17.9% in the prior year period. Fluctuations observed in both our income tax expense and effective tax rate are primarily associated with shifts in the geographic mix of pretax income projected for the entirety of 2025. The increase in the effective tax rate compared to the prior year period also reflects the continued impact of valuation allowances in certain jurisdictions, which limit the recognition of tax benefits on current-period losses.
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
The Notes will be convertible at the option of the holders of the Notes at any time prior to November 1, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (hereinafter referred to as “common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such Notes for redemption; or (5) upon the occurrence of specified corporate events. On or after November 1, 2027, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The conversion rate for the Notes will initially be 23.6072 shares of the common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $42.36 per share of the common stock. The initial conversion price of the Notes represents a premium of approximately 20% to the $35.30 per share last reported sale price of the common stock on January 19, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. During the three months ended March 31, 2025, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible as of March 31, 2025 and are classified in long term liabilities in the condensed consolidated balance sheet.
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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in “Other (income) expense, net”, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on March 31, 2025. The Company is in compliance with all covenants under the indenture governing the Notes as of March 31, 2025.

The net carrying amount of the Notes was as follows (in thousands) :

	As of March 31, 2025	As of December 31, 2024
Principal	$72,000	$72,000
Unamortized discount and issuance costs	(1,622)	(1,733)
Net carrying amount	$70,378	$70,267
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$990	$1,031
Amortization of discount and issuance costs	111	112
Total interest expense related to the Notes	$1,101	$1,143

NOTE 16 – SEGMENT INFORMATION
Our executive leadership team is comprised of functional leaders in areas such as sales, marketing, operations, research and development, general and administrative and human resources. We report as one reporting segment that develops, manufactures, markets, supports and sells CAD-based quality assurance products integrated with CAD-based inspection, statistical process control software and 3D documentation systems. Our CEO, who is also our Chief Operating Decision Maker (“CODM”) assesses performance of our reporting segment and decides how to allocate resources based on consolidated net income (loss) that is also reported on the consolidated statement of operations as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CEO uses consolidated net income (loss) to evaluate income (loss) generated from segment assets in deciding whether to reinvest profits into the segment. We do not have separate business units or segment managers or vertical leaders who report to the CODM with respect to operations, operating results or planning for levels or components below the total Company level. Our reporting segment sells into a variety of end markets, including automotive, aerospace, metal and machine fabrication, architecture, engineering, construction and public safety. These activities represent more than 99% of consolidated sales.
Segment results for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales	$82,863	$84,244
Cost of sales	35,626	40,937
Gross profit	47,237	43,307
Segment expenses
Employee compensation	28,043	29,278
Stock compensation	3,353	4,209
Restructuring costs	120	—
Depreciation & amortization	2,222	1,894
Interest expense, net	888	831
Other (income) expense, net	467	25
Income tax expense	1,553	1,101
Facilities	1,866	1,972
Technology services and infrastructure	3,631	3,341
Travel	2,222	2,009
Other segment expenses (1)	1,966	5,914
Segment net income (loss)	906	(7,267)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$906	$(7,267)
(1) Other segment expenses primarily consist of consulting and audit fees, trade show cost, marketing spend and legal fees.

NOTE 17 - SUBSEQUENT EVENTS
In April 2025, the U.S. announced a 10% import tariff, with significant possible increases for countries including an additional 36% related to Thailand, a key manufacturing source. We are evaluating mitigation options, including a potential price increase, but there can be no assurance that this will not have a material adverse impact on our operating performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 24, 2025 (the Annual Report”).
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
•the effect of any changes in our executive management team and the loss of any of our executive officers or other key personnel, which may be impacted by factors such as our inability to competitively address inflationary pressures on employee compensation and flexibility in employee work arrangements, including the impact of our 2025 “return to office” policy;
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
•our inability to realize the anticipated benefits of our partnership with Sanmina Corporation (“Sanmina”);
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
These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Moreover, new risks and uncertainties emerge from time to time, and we undertake no obligation to update publicly or review the risks and uncertainties included in this Quarterly Report, unless otherwise required by law.
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
We derive our revenues primarily from the sale of our measurement equipment and related multi-faceted software programs. Revenue related to these products is generally recognized upon shipment. In addition, we sell extended warranties, training and technology consulting services relating to our products. We recognize the revenue from hardware service contracts and software maintenance contracts on a straight-line basis over the contractual term, and revenue from training and technology consulting services when the services are provided.
We operate in international markets throughout the world and maintain sales offices in Brazil, China, Germany, India, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, the United Kingdom and the United States.
Sanmina currently manufactures our FARO Quantum XFaroArm, FARO Focus Laser Scanner, FARO Laser Tracker and our FARO Laser Projector products in their facility located in Thailand. We expect these third-party manufacturing facilities to have the production capacity necessary to support our volume requirements during 2025.
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
Restructuring Plan, Integration Plan and 2024 Restructuring Plan
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
On February 7, 2023, our Board of Directors approved an integration plan (the “Integration Plan”) to streamline and simplify operations, particularly around our recent acquisitions and the resulting redundant operations and offerings. The Integration Plan was amended on May 3, 2023, and the Board approved increases to both the expected pre-tax charges and the annualized cost savings. Key activities under the Integration Plan include a decrease in headcount, consolidation of our cloud-based offerings from 3 platforms (2 acquired, 1 organic) into a single customer offering, and the optimization of our facility assets to align with current and expected future utilization. Since the approval of the Integration Plan, we have incurred total restructuring charges of $26.7 million, and have made cash payments of $10.4 million, primarily consisting of severance and related benefits, and right-of-use asset impairment charges.
On November 1, 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and streamline and simplify operations, particularly around our redundant operations and underperforming countries primarily driven by economic and demand challenges in the manufacturing and construction sectors. Key activities under the 2024 Restructuring Plan include a planned decrease in headcount, consolidation of our manufacturing operations from recent acquisitions to our global manufacturing partner, Sanmina, and the continued optimization of our facilities assets to align with current and expected future utilization.
In the first quarter of 2025, we recognized $0.1 million in employee severance, other professional costs and asset write offs associated with the 2024 Restructuring Plan, and paid $0.7 million primarily consisting of other professional costs, severance and related benefits.

FARO Sphere and the Unified Software Environment
FARO Sphere XG is our cloud-based platform that is the foundation to our new software and solution strategy. Our objective is to provide differentiated value by offering workflow enhancements which include data uploads from any location, access to our existing suite of 3D software applications, cloud-based data analysis and global user access. FARO Sphere XG represents the next step into expansion of our cloud-based software offerings that we believe will deliver greater value to our customers and to our shareholders. The FARO Sphere XG environment could be adopted globally across a wide range of markets, including construction management, facilities, operations and maintenance, robotic simulation and incident preplanning. This potential adoption would lead to an increase in the number of users and thus enable revenue growth of our software and a shift toward increased levels of recurring revenue over time. We released the first phase of FARO Sphere to our customers during the second quarter of 2022 with the next generation with additional features and functionality FARO Sphere XG announced on October 23, 2023 which is the culmination of the consolidation of our cloud-based offerings into a single unified software environment.
Revenue from our software products was $10.4 million and $10.9 million for the three months ended March 31, 2025 and 2024, respectively. Our recurring revenue which is comprised of hardware service contracts, software maintenance contracts, and subscription-based software applications was $17.3 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively.
Research and development costs incurred relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications to be sold as a service are capitalized in the period incurred and amortized over 2 year to 4 years. These costs include external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software to be sold as a service. The amount of costs capitalized relating to internally developed computer software to be sold as a service was $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid relating to these development costs are included as an investing activity within the Cash paid for technology development, patents and licenses line of our condensed consolidated statement of cash flows.
Sanmina Relationship Components: As presented on our Condensed Consolidated Balance Sheets
In order to provide greater transparency on our financial transactions with Sanmina, the following table presents the components of Sanmina relationship with the Company, as presented on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current Assets:
Prepaid expenses and other current assets	$12,965	$8,909
Current Liabilities:
Accounts payable (1)	$(7,258)	$(9,020)
(1) As of March 31, 2025, we had a net payable balance of $7.3 million, which includes $5.2 million of accounts receivable due from Sanmina and $12.5 million of accounts payable owed to Sanmina. As of December 31, 2024, we had a net payable balance of $9.0 million, which included $3.4 million of accounts receivable due from Sanmina and $12.4 million of accounts payable owed to Sanmina.
The amounts presented in the table above are based on the balances in the above captions, as of the dates indicated, and do not reflect our entire financial relationship with Sanmina.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total sales.

	Three Months Ended March 31,
(dollars in thousands)	2025	% of Sales	2024	% of Sales
Sales
Product	$62,975	76.0%	$63,536	75.4%
Service	19,888	24.0%	20,708	24.6%
Total sales	82,863	100.0%	84,244	100.0%
Cost of sales
Product	26,153	31.6%	30,452	36.1%
Service	9,473	11.4%	10,485	12.4%
Total cost of sales	35,626	43.0%	40,937	48.6%
Gross profit	47,237	57.0%	43,307	51.4%
Operating expenses
Selling, general and administrative	33,818	40.8%	39,593	47.0%
Research and development	9,485	11.4%	9,024	10.7%
Restructuring costs	120	0.1%	—	—%
Total operating expenses	43,423	52.4%	48,617	57.7%
Income (loss) from operations	3,814	4.6%	(5,310)	(6.3)%
Other (income) expense
Interest expense, net	888	1.1%	831	1.0%
Other (income) expense, net	467	0.6%	25	—%
Income (loss) before income tax	2,459	3.0%	(6,166)	(7.3)%
Income tax expense	1,553	1.9%	1,101	1.3%
Net income (loss)	$906	1.1%	$(7,267)	(8.6)%

Consolidated Results
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Sales. Total sales were $82.9 million for the three months ended March 31, 2025 compared to $84.2 million for the three months ended March 31, 2024. Total product sales decreased by $0.5 million, or 0.9%, to $63.0 million for the three months ended March 31, 2025 from $63.5 million for the three months ended March 31, 2024. Total sales were impacted primarily by the APAC region being down $1.4 million driven by most of the end markets within China.
Gross profit. Gross profit increased by $3.9 million, or 9.1%, to $47.2 million for the three months ended March 31, 2025 from $43.3 million for the three months ended March 31, 2024. Gross margin increased by 5.6 percentage points to 57.0% for the three months ended March 31, 2025 from 51.4% for the three months ended March 31, 2024. Gross margin from product revenue increased by 6.4 percentage points to 58.5% for the three months ended March 31, 2025 from 52.1% for the prior year period primarily driven by better average selling price on our Arm and Scanner products, and by lower material costs driven by the consolidation of our production activities. Gross margin from service revenue increased by 3.0 percentage points to 52.4% for the three months ended March 31, 2025 from 49.4% for the prior year period.
In April 2025, the U.S. announced a 10% import tariff, with significant possible increases for countries including an additional 36% related to Thailand, a key manufacturing source. We are evaluating mitigation options, including a potential price increase, but there can be no assurance that this will not have a material adverse impact on our operating performance.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $5.8 million, or 14.6%, to $33.8 million for the three months ended March 31, 2025 from $39.6 million for the three months ended March 31, 2024. This decrease was primarily driven by the savings realized from the 2024 Restructuring Plan and lower sales commission expenses driven by lower sales. Selling, general and administrative expenses as a percentage of sales decreased by 6.2 percentage points to 40.8% for the three months ended March 31, 2025 from 47.0% for the three months ended March 31, 2024.
Research and development expenses. Research and development expenses increased by $0.5 million, or 5.1%, to $9.5 million for the three months ended March 31, 2025 from $9.0 million for the three months ended March 31, 2024. Research and development expenses as a percentage of sales increased to 11.4% for the three months ended March 31, 2025 from 10.7% for the three months ended March 31, 2024, primarily due to higher payroll costs resulting from talent investment and increased disposal costs associated with the streamlining of our patent portfolio.
Interest (income) expense, net. We recorded interest expense, net of $0.9 million and $0.8 million for the three month ended March 31, 2025 and 2024, respectively. Interest expense is primarily associated with the Notes issued in January 2023 offset by interest income earned on cash equivalents and short-term investments.
Other income (expense), net. For the three months ended March 31, 2025, other expense was $0.5 million compared to other income of less than $0.1 million for the three months ended March 31, 2024.
Income tax expense. For the three months ended March 31, 2025 we recorded an income tax expense of $1.6 million compared to $1.1 million for the three months ended March 31, 2024. Our effective tax rate was 63.2% for the three months ended March 31, 2025 compared to 17.9% in the prior year period. The fluctuations observed in both our income tax expense and effective tax rate are primarily associated with shifts in the geographic mix of pretax income projected for the entirety of 2025. The increase in the effective tax rate compared to the prior year period also reflects the continued impact of valuation allowances in certain jurisdictions, which limit the recognition of tax benefits on current-period losses.
Our quarterly estimate of our annual effective tax rate and our quarterly provision for income tax expense (benefit) are subject to significant variation due to numerous factors, including variability in accurately predicting our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, as well as the amount of pre-tax income or loss recognized during the quarter.
Net income (loss). Our net income was $0.9 million for the three months ended March 31, 2025 compared with net loss of $7.3 million for the prior year period, reflecting the impact of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents increased by $3.7 million to $92.4 million at March 31, 2025, from $88.7 million at December 31, 2024. We also had $10.2 million in U.S. Treasury Bills recorded as short-term investments on our consolidated balance sheet. The increase was primarily driven by cash generated from operating activities, partially offset by purchase of property and equipment in investing activities.
Cash provided by operating activities was $5.0 million during the three months ended March 31, 2025, compared to $6.6 million of cash provided by operating activities during the three months ended March 31, 2024. The change in cash usage was primarily driven by fluctuations in Prepaid expenses and other current assets, partially offset by a net income in the period.

Cash used in investing activities during each of the three months ended March 31, 2025 and 2024 was $2.8 million.
Cash used in financing activities for each of three months ended March 31, 2025 and 2024 was less than $0.1 million.
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
In June 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $3.0 million aggregate principal amount of the Notes for an aggregated cash repurchase price of $2.7 million and a gain on debt extinguishment of $0.3 million, which was recorded in Other income (expense), net, on the condensed consolidated statements of operations. After the repurchase, $72.0 million aggregate principal amount of the Notes remained outstanding on March 31, 2025.
Of our cash and cash equivalents, $52.8 million was held by foreign subsidiaries as of March 31, 2025. On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, resulting in significant modifications to existing tax law, which included a transition tax on the mandatory deemed repatriation of foreign earnings. As a result of the U.S. Tax Cuts and Jobs Act, the Company can repatriate foreign earnings and profits to the U.S. with minimal U.S. income tax consequences, other than the transition tax and global intangible low-taxed income (“GILTI”) tax. We have reinvested a large portion of our undistributed foreign earnings and profits in acquisitions and other investments and intend to bring back a portion of foreign cash in certain jurisdictions where we will not be subject to local withholding taxes and which were subject already to transition tax and GILTI tax.
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. As of March 31, 2025, we had authorization to repurchase $8.3 million remaining under the repurchase program.
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
Contractual Obligations and Commercial Commitments
We enter into purchase commitments for products and services in the ordinary course of business. These commitments typically support production requirements, materials needed to service customer units throughout the product lifecycle, warranty-related obligations and software subscriptions. As of March 31, 2025, we had approximately $19.4 million in outstanding purchase commitments, primarily related to production materials. These commitments are generally non-cancelable and are expected to be primarily fulfilled within the next 12 months. Other than as described in the preceding sentences, there have been no material changes to the contractual obligations and commercial commitments table included in Part II, Item 7 of our Annual Report.

Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates on historical experience, along with various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. As of March 31, 2025, our critical accounting policies have not changed from those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We conduct a significant portion of our business outside the United States. As of and for the three months ended March 31, 2025, more than 61% of our revenue was invoiced, and a significant portion of our operating expenses and manufacturing costs were paid, in foreign currencies, and approximately 42% of our assets were denominated in foreign currencies. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our results of operations and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to the constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the number of currencies involved, although our most significant exposures are to the Euro, Swiss franc, Japanese yen, Chinese renminbi, British pound and Brazilian real. To the extent that the percentage of our non-U.S. dollar revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We have not used off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options, as fluctuations in exchange rate on our revenue were mostly offset by those same fluctuations in exchange rate on our expenses, providing a natural hedge in foreign jurisdictions. No such instruments were utilized by the Company in the three months ended March 31, 2025. Our exchange rate exposure may change as a result of our current or future operational strategies and we will continue assessing the appropriateness of hedging for our business.
Interest Rate Exposure
We had short-term investment of $10.2 million and cash equivalent of $20.3 million as of March 31, 2025, consisting of U.S. Treasury obligations. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, before deciding to invest in, or retain, shares of our common stock. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. The risks described in our Annual Report, in this Quarterly Report, and in subsequent periodic reports filed with the SEC are not the only risks we face. Our operations could also be affected by additional factors that are not presently known by us or by factors that we currently consider to be immaterial to our business. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than as set forth below.
Changes in tariffs and other export regulations could increase the cost of our products sold, which could negatively impact our sales and profitability.
We manufacture a significant portion of our products in Thailand through a services agreement with Sanmina Corporation. Changes in U.S. trade policy—such as the imposition or reinstatement of tariffs on Thai imports—could increase our manufacturing costs, disrupt our supply chain, and negatively impact our margins. If we are unable to offset these costs or adapt our operations, our business and financial results could be materially affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer Under the Share Repurchase Plan
On November 24, 2008, our Board of Directors approved a $30.0 million share repurchase program. Acquisitions for the share repurchase program may be made from time to time at prevailing prices, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The share repurchase program may be discontinued at any time. There is no expiration date or other restriction governing the period over which we can repurchase shares under the program. In October 2015, our Board of Directors authorized an increase to the existing share repurchase program from $30.0 million to $50.0 million. We made no stock repurchases during the three month period ended March 31, 2025 under this program. As of March 31, 2025, we had authorization to repurchase $8.3 million remaining under the repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

FARO Technologies, Inc.
(Registrant)

Date: April 24, 2025	By:	/s/ Matthew Horwath
Name: Matthew Horwath
Title: Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)